Form 10-Q
period 2018-03-31
Victory Capital Holdings, Inc.
filed 2018-05-14
CIK 1570827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from                              to

Commission file number: 001-38388

Victory Capital Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	32-0402956
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4900 Tiedeman Road 4th Floor
Brooklyn, OH	44144
(Address of principal executive offices)	(Zip Code)

(216) 898-2400

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐
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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share and Class B common stock, par value $0.01 per share, as of April 27, 2018 were 12,952,380 and 54,998,720, respectively.

In this report, when we refer to:

•                  the “2014 Credit Agreement”, we are referring to the credit agreement dated as of October 31, 2014 (as amended);

•                  “CEMP,” we are referring to Compass Efficient Model Portfolios, LLC;

•                  the “CEMP Acquisition,” we are referring to our acquisition of the CEMP business in 2015;

•                  “Cerebellum,” we are referring to Cerebellum Capital, LLC;

•                  the “Credit Agreement”, we are referring to the credit agreement dated as of February 12, 2018;

•                  “Crestview,” we are referring to Crestview Advisors, L.L.C.;

•                  “Crestview GP,” we are referring to Crestview Partners II GP, L.P.;

•                  “ETFs,” we are referring to exchange-traded funds;

•                  “IPO,” we are referring to the initial public offering of Class A common stock of Victory Capital Holdings, Inc.;

•                  “Munder,” we are referring to our Munder Capital Management Franchise;

•                  the “Munder Acquisition,” we are referring to our acquisition of Munder Capital in 2014;

•                  “Munder Capital,” we are referring to Munder Capital Management;

•                  “Reverence Capital,” we are referring to Reverence Capital Partners;

•                  the “RS Acquisition,” we are referring to our acquisition of RS Investments in 2016;

•                  “RS Investments,” we are referring to RS Investment Management Co. LLC;

•                  “Victory,” the “Company,” “we,” “our” or “us,” we are referring to Victory Capital Holdings, Inc. and its consolidated subsidiaries, except where otherwise stated or where it is clear that the term means only Victory Capital Holdings, Inc. exclusive of its subsidiaries;

•                  the “Victory Funds”, we are referring to the Victory Portfolios, Victory Variable Insurance Funds, Victory Institutional Funds and the mutual fund series of Victory Portfolio II, a family of open-end mutual funds;

•                  “VictoryShares”, we are referring to Victory’s ETF brand;

•                  “VCM,” we are referring to Victory Capital Management Inc., our wholly owned registered investment adviser; and

•                  “VCA” we are referring to Victory Capital Advisers, Inc., our broker-dealer subsidiary registered with the Securities and Exchange Commission.

Forward-Looking Statements

This report contains, and from time to time our management may make, forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Statements regarding future events and our future performance, as well as management’s current expectations, beliefs, plans, estimates, or projections relating to the future are forward-looking statements within the meaning of these laws. These forward-looking statements include, without limitation, statements regarding our industry, business strategy, plans, goals and expectations concerning our market position, future operations, margins, profitability, future efficiencies, capital expenditures, liquidity and capital resources and other financial and operating information. When used in this discussion, the words “may,” “believes,” “intends,” “seeks,” “anticipates,” “plans,” “estimates,” “expects,” “should,” “assumes,” “continues,” “could,” “will,” “future” and the negative of these or similar terms and phrases are intended to identify forward-looking statements in this report.

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

•                  our determination that we are not required to register as an “investment company” under the 1940 Act;

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

•                  our status as an emerging growth company and a controlled company; and

•                  other risks and factors listed under the caption “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 29, 2018, which is accessible on the SEC’s website at www.sec.gov.

In light of these risks, uncertainties and other factors, the forward-looking statements contained in this report might not prove to be accurate. All forward-looking statements speak only as of the date made and we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Victory Capital Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except for shares)

	March 31, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$12,296	$12,921
Receivables	54,763	55,917
Prepaid expenses	4,102	5,441
Investments	12,243	11,336
Property and equipment, net	8,776	8,844
Goodwill	284,108	284,108
Other intangible assets, net	402,325	408,000
Other assets	6,532	6,055
Total assets	$785,145	$792,622

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$25,396	$21,996
Accrued compensation and benefits	21,031	29,305
Consideration payable for acquisition of business	9,997	9,856
Deferred tax liability, net	5,582	4,068
Other liabilities	13,878	12,989
Long-term debt	310,435	483,225
Total liabilities	386,319	561,439

Stockholders’ equity:
Common stock, $0.01 par value per share: 2018 - no shares authorized, issued and outstanding; 2017 - 78,837,300 shares authorized, 57,182,730 issued and 55,118,673 shares outstanding	—	572
Class A common stock, $0.01 par value per share: 2018 - 400,000,000 shares authorized, 12,899,315 shares issued and outstanding; 2017 - no shares authorized, issued and outstanding	129	—
Class B common stock, $0.01 par value per share: 2018 - 200,000,000 shares authorized, 57,115,842 shares issued and 55,051,785 shares outstanding; 2017 - no shares authorized, issued and outstanding	571	—
Additional paid-in capital	591,038	435,334
Treasury stock, at cost: 2018 and 2017 - 2,064,057 shares	(20,899)	(20,899)
Accumulated other comprehensive income	98	64
Retained deficit	(172,111)	(183,888)
Total stockholders’ equity	398,826	231,183
Total liabilities and stockholders’ equity	$785,145	$792,622

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands except share amounts)

	Quarter Ended March 31,
	2018	2017
Revenue
Investment management fees	$89,130	$84,115
Fund administration and distribution fees	15,834	16,546
Total revenue	104,964	100,661

Expenses
Personnel compensation and benefits	36,803	35,650
Distribution and other asset-based expenses	25,161	26,881
General and administrative	9,056	8,921
Depreciation and amortization	6,412	8,154
Acquisition-related costs	—	363
Restructuring and integration costs	264	1,130
Total operating expenses	77,696	81,099

Income from operations	27,268	19,562

Other income (expense)
Interest income and other income/(expense)	(37)	345
Interest expense and other financing costs	(7,092)	(12,628)
Loss on debt extinguishment	(6,058)	—
Total other income (expense), net	(13,187)	(12,283)
Income before income taxes	14,081	7,279

Income tax expense	(3,557)	(2,866)
Net income	$10,524	$4,413
Earnings per share - basic	$0.17	$0.08
Earnings per share - diluted	0.16	0.08
Weighted average shares outstanding - basic	61,599,057	54,813,823
Weighted average shares outstanding - diluted	66,283,621	58,746,227
Dividends declared per share	$—	$2.19

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Quarter Ended March 31,
	2018	2017
Net income	$10,524	$4,413
Other comprehensive income, net of tax
Net unrealized income on available-for-sale securities	5	30
Net unrealized income on cash flow hedges	—	92
Net unrealized gain on foreign currency translation	29	33
Total other comprehensive income, net of tax	34	155
Comprehensive income	$10,558	$4,568

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except for shares)

										Accumulated
									Additional	Other
	Class A Common Stock		Class B Common Stock		Common Stock		Treasury Stock		Paid-In	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance, December 31, 2017	—	$—	—	$—	57,182,730	$572	(2,064,057)	$(20,899)	$435,334	$64	$(183,888)	$231,183
Issuance of Class A common stock, net of underwriter discount	12,810,860	$128	—	$—	—	$—	—	$—	$156,421	$—	$—	$156,549
Class A common stock offering costs	—	$—	—	$—	—	$—	—	$—	$(4,561)	$—	$—	$(4,561)
Redesignation of common stock	—	$—	57,184,766	$572	(57,184,766)	$(572)	—	$—	$—	$—	$—	$—
Share conversion - Class B to A	88,455	$1	(88,455)	$(1)	—	$—	—	$—	$—	$—	$—	$—
Vesting of restricted share grants	—	$—	14,794	$—	2,036	$—	—	$—	$—	$—	$—	$—
Exercise of options	—	$—	5,000	$—	—	$—	—	$—	$12	$—	$—	$12
Fractional shares retired	—	$—	(263)	$—	—	$—	—	$—	$(2)	$—	$—	$(2)
Cumulative effect adjustment for adoption of ASU 2016-09	—	$—	—	$—	—	$—	—	$—	$512	$—	$1,306	$1,818
Other comprehensive loss	—	$—	—	$—	—	$—	—	$—	$—	$34	$—	$34
Stock-based compensation	—	$—	—	$—	—	$—	—	$—	$3,322	$—	$—	$3,322
Dividend	—	$—	—	$—	—	$—	—	$—	$—	$—	$(53)	$(53)
Net income	—	$—	—	$—	—	$—	—	$—	$—	$—	$10,524	$10,524
Balance, March 31, 2018	12,899,315	$129	57,115,842	$571	—	$—	(2,064,057)	$(20,899)	$591,038	$98	$(172,111)	$398,826

										Accumulated
									Additional	Other
	Class A Common Stock		Class B Common Stock		Common Stock		Treasury Stock		Paid-In	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance, December 31, 2016	—	$—	—	$—	56,505,321	$565	(1,719,529)	$(16,245)	$421,747	$(537)	$(74,532)	$330,998
Issuance of common stock	—	$—	—	$—	57,814	$1	—	$—	$781	$—	$—	$782
Vesting of restricted and director share grants	—	$—	—	$—	18,395	$—	—	$—	$—	$—	$—	$—
Other comprehensive loss	—	$—	—	$—	—	$—	—	$—	$—	$155	$—	$155
Stock-based compensation	—	$—	—	$—	—	$—	—	$—	$2,393	$—	$—	$2,393
Dividend	—	$—	—	$—	—	$—	—	$—	$—	$—	$(119,866)	$(119,866)
Other	—	$—	—	$—	—	$—	—	$—	$—	$—	$(10)	$(10)
Net income	—	$—	—	$—	—	$—	—	$—	$—	$—	$4,413	$4,413
Balance, March 31, 2017	—	$—	—	$—	56,581,530	$566	(1,719,529)	$(16,245)	$424,921	$(382)	$(189,995)	$218,865

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Quarter Ended March 31,
	2018	2017
Cash flows from operating activities
Net income	$10,524	$4,413
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	3,361	2,736
Depreciation and amortization	6,412	8,154
Deferred financing costs and derivative and accretion expense	995	1,640
Stock-based and deferred compensation	4,253	3,605
Unrealized depreciation (appreciation) on investments	124	(179)
Loss on equity method investment	137	—
Loss on debt extinguishment	6,058	—
Changes in operating assets and liabilities:
Receivables	1,104	8,555
Prepaid expenses	(1,545)	(1,897)
Other assets	425	(25)
Accounts payable and accrued expenses	2,166	2,749
Accrued compensation and benefits	(8,280)	(19,806)
Other liabilities	138	(271)
Net cash provided by operating activities	25,872	9,674
Cash flows from investing activities
Purchases of property and equipment	(703)	(666)
Purchases of investments	(1,464)	(1,833)
Sales of investments	448	937
Equity method investment	(1,000)	—
Net cash used in investing activities	(2,719)	(1,562)

Cash flows from financing activities
Issuance of Class A common stock, net of underwriter discount	156,549	782
Payment of Class A common stock deferred offering costs	(438)	—
Issuance of Class B common stock	10	—
Proceeds from long-term senior debt	359,100	125,000
Repayment of draw on line of credit	—	(3,500)
Payment of debt financing fees	(2,091)	(1,733)
Repayment of long-term senior debt	(536,750)	(7,938)
Repayment of promissory note	(144)	(144)
Payment of dividends	(53)	(119,866)
Payment of consideration for acquisition	—	(5,068)
Net cash used by financing activities	(23,817)	(12,467)

Effect of changes of foreign exchange rate on cash and cash equivalents	39	—
Net decrease in cash and cash equivalents	(625)	(4,355)

Cash and cash equivalents, beginning of period	12,921	16,441
Cash and cash equivalents, end of period	$12,296	$12,086

Supplemental cash flow information
Cash paid for interest	$6,163	$10,989
Cash paid for income taxes	—	—

Supplemental disclosure of non-cash item
Class A common stock offering costs reclassed from prepaid expenses and accounts payable and accrued expenses to additional paid in capital	4,123	—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Quarters Ended March 31, 2018 and 2017

1. Organization and Nature of Business

Victory Capital Holdings, Inc., a Delaware corporation (along with its wholly-owned subsidiaries, collectively referred to as “the Company”) was formed on February 13, 2013 for the purpose of acquiring Victory Capital Management Inc. (“VCM”) and Victory Capital Advisers, Inc. (“VCA”), which occurred on August 1, 2013.

VCM is a registered investment adviser managing assets through open-end mutual funds, separately managed accounts, unified management accounts, ETFs, collective trust funds, wrap separate account programs and UCITS. VCM also provides mutual fund administrative services for the Victory Portfolios, Victory Variable Insurance Funds, Victory Institutional Funds and the mutual fund series of the Victory Portfolios II (collectively, “the Victory Funds”), a family of open-end mutual funds, and the VictoryShares (the Company’s ETF brand). VCM additionally employs all of the Company’s U.S. investment professionals across its Franchises and Solutions Platform, which are not separate legal entities. VCA is registered with the SEC as an introducing broker-dealer and serves as distributor and underwriter for the Victory Funds.

Initial Public Offering

On February 12, 2018, the Company completed the initial public offering (“IPO”) of its Class A common stock, which trades on NASDAQ under the symbol “VCTR”. The Company issued 11,700,000 shares of Class A common stock at a price of $13.00 per share at the closing of the IPO. On March 13, 2018, the Company issued an additional 1,110,860 shares of Class A common stock pursuant to the underwriters’ exercise of their option. The net proceeds totaled $156.5 million: $143.0 million received at the closing of the IPO and $13.5 million received at the subsequent closing of the underwriters’ exercise of their option, after deducting in each case underwriting discounts.

In connection with the IPO, the following transactions were completed:

•                                          The Company’s certificate of incorporation was amended and restated to, among other things, provide for Class A common stock and Class B common stock, specify voting rights for the Class A common stock and Class B common stock, establish a classified board of directors and adopt the 2018 Stock Incentive Plan and 2018 Employee Stock Purchase Plan.

•                                          All shares of common stock outstanding prior to the IPO were immediately converted into Class B common stock at a one-to-one ratio.

•                                          A substantial majority of the Company’s employee stockholders entered into an Employee Shareholders’ Agreement, pursuant to which they granted an irrevocable voting proxy with respect to the shares of the Company’s common stock they acquired from the Company, and any shares they may acquire from the Company in the future, to the Employee Shareholders Committee. The current members of the Employee Shareholders Committee are the Chief Executive Officer, the Chief Operating Officer and the President, Investment Franchises.

On February 12, 2018, concurrently with the closing of the IPO, the Company entered into a credit agreement (the “Credit Agreement”) under which the Company received seven-year term loans in an original aggregate principal amount of $360.0 million and established a five-year revolving credit facility (which was unfunded as of closing) with original aggregate commitments of $50.0 million.

Net proceeds received from the IPO and the Credit Agreement together with cash on hand were used to repay all indebtedness outstanding under the credit agreement dated as of October 31, 2014 (as amended) (the “2014 Credit Agreement”) on February 12, 2018. See Note 7 for more information on the Company’s current debt structure.

2. Basis of Presentation and Significant Accounting Policies

The Company prepares its interim unaudited condensed consolidated financial statements on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial condition and results of operations. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission. A complete listing of the Company’s significant accounting policies is included in the 2017 Annual Report on Form 10-K.

All dollar amounts, except per share data in the text and tables herein, are stated in thousands unless otherwise indicated.

Retroactive Adjustments for Common Stock Split

The Company’s Board of Directors and stockholders approved a 175.194 for 1 stock split of the Company’s common stock on February 1, 2018. All common share and common per share amounts in the unaudited condensed consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this stock split. See Notes 8, 9 and 10.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

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

The Company’s involvement with non-consolidated sponsored investment funds that are considered VIEs include providing investment advisory services, fund administration, distribution and compliance services and/or holding a minority interest. At March 31, 2018 and December 31, 2017, the Company’s investments in and maximum risk of loss related to unconsolidated sponsored VIE investment funds totaled $11.9 million and $10.9 million respectively which are included in investments on the unaudited condensed consolidated balance sheets. The Company has not provided financial support to these entities outside the ordinary course of business, which includes assuming operating expenses of funds for competitive or contractual reasons through fee waivers and fund expense reimbursements. The Company does not consolidate the sponsored investment funds in which it had an equity investment as it holds a minority interest, does not direct significant activities of these funds and does not have the right to receive benefits nor the obligation to absorb losses that could potentially be significant to these funds.

During the period ended March 31, 2018, the Company’s involvement with other non-consolidated VIEs included an equity method investment and put and call option arrangements with Cerebellum Capital, LLC (“Cerebellum Capital”). The Company’s maximum risk of loss associated with Cerebellum Capital totaled $6.0 million at March 31, 2018 and December 31, 2017, which includes the $6.0 million investment at March 31, 2018 and as of December 31, 2017, $5.0 million investment and $1.0 million exposure under the put option for the purchase of additional equity. See Note 11.

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

Use of Estimates and Assumptions

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results may ultimately differ from those estimates and the differences may be material.

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

Contract termination liabilities are recorded for contract termination costs when the Company terminates a contract or stops using the product or service covered by the contract. Contract termination liabilities are recognized and measured at fair value. Contract termination costs are recorded in restructuring and integration costs on the unaudited condensed consolidated statements of operations. A rollforward of restructuring and integration liabilities for the periods ended March 31, 2018 and 2017 appears below.

	Quarter ended March 31,
(in millions)	2018	2017
Liability balance, beginning of period	$0.1	$7.4
Severance expense
RS Investment Management Co.	—	0.3
Other	0.3	—
Contract termination expense
RS Investment Management Co.	—	0.7
Integration costs	—	0.1
Restructuring and integration costs	0.3	1.1
Settlement of liabilities	(0.2)	(2.4)
Liability balance, end of period	$0.2	$6.1
Accrued expenses	$0.2	$5.7
Other liabilities	—	0.4
Liability balance, end of period	$0.2	$6.1

Earnings per share

The calculation of basic earnings per share is based on the weighted average number of shares of the Company’s common stock, Class A common stock and Class B common stock outstanding during the period. Diluted earnings per share is similar to basic earnings per share, but adjusts for the dilutive effect of the potential issuance of incremental shares of all classes of the Company’s common stock. The Company had vested and unvested stock options and unvested restricted stock grants outstanding during the periods presented and applies the treasury stock method to these securities in its calculation of diluted earnings per share. The treasury stock method assumes that the proceeds of exercise are used to purchase common stock at the average market price for the period. The Company does not have any participating securities that would require the use of the two-class method of computing earnings per share.

Debt Modification

Gains and losses on debt modifications that are considered extinguishments are recognized in current earnings. Debt modifications that are not considered extinguishments are accounted for prospectively through yield adjustments, based on the revised terms. Legal fees and other costs incurred with third parties that are directly related to debt modifications are expensed as incurred and included in general and administrative expense on the unaudited condensed consolidated statements of operations. The analysis as to whether a modification of debt is an extinguishment or modification is performed on a creditor-by-creditor basis.

Accounting policies updated for ASU 2014-09 guidance

The Company’s introducing broker-dealer VCA adopted ASU 2014-09 on January 1, 2018 and updated the following policies.

(a) Prepaid C Share Commissions

VCA may pay upfront sales commissions to dealers and institutions that sell Class C shares of the participating Victory Funds at the time of such sale. Upfront sales commission payments with respect to Class C shares equal 1.00% of the purchase price of the Class C shares sold by the dealer or institution. When VCA makes an upfront payment to a dealer or institution for the sale of Class C shares, VCA capitalizes the cost of such payment, which is recorded in prepaid expenses on the unaudited condensed balance sheets, and amortizes the cost over a 12 month period, the estimated period of benefit.

Deferred sales commission amortization expense was $0.2 million and $0.3 million for the quarters ended March 31, 2018 and 2017, respectively, and was included in distribution and other asset-based expenses on the unaudited condensed consolidated statements of operations.

(b) Revenue Recognition

VCA receives compensation for sales and sales-related services promised under distribution contracts with the Victory Funds. There are no direct costs incurred to obtain these contracts. Direct costs incurred to fulfill services under the distribution contracts include sales commissions paid to third party dealers for the sale of Class C Shares.

Revenue is measured in an amount that reflects the consideration to which VCA expects to be entitled in exchange for providing distribution services. Distribution fees are generally calculated as a percentage of average net assets in the Victory Funds. VCA’s performance obligation is satisfied when control of the services is transferred to customers, which is upon investor subscription or redemption.

Based on the nature of the calculation, the revenue for these services is accounted for as variable consideration, and is subject to factors outside of VCA’s control including investor behavior and activity and market volatility and is recognized as these uncertainties are resolved.

VCA may recognize distribution fee revenue in the current period that pertains to performance obligations satisfied in prior periods, as it represents variable consideration and is recognized as uncertainties are resolved.

VCA has contractual arrangements with third parties to provide certain distribution services. Management considers whether VCA is acting as the principal service provider or as an agent to determine whether its revenue should be recorded based on the gross amount payable by the Victory Funds or net of payments to third-party service providers, respectively.  VCA is considered a principal service provider if it controls the service that is transferred to the customer. VCA is considered an agent when it arranges for the service to be provided by another party and does not control the service. Substantially all of VCA’s revenue is recorded gross of payments made to third parties.

VCA’s distribution fee revenue, which is earned from mutual funds domiciled in the U.S., totaled $10.1 million and $11.2 million for the quarters ended March 31, 2018 and 2017, respectively, and is recorded in fund administration and distribution fees on the unaudited condensed consolidated statements of operations.

Adoption of New Accounting Standards

ASU 2016-09 was issued by the FASB in March 2016 to reduce the cost and complexity of reporting on employee share based payments and to address the tax reporting, forfeitures, and expected term related to equity awards. ASU 2016-09 eliminates the requirement that excess tax benefits be realized through a reduction in income taxes payable before the benefits can be recognized.

The Company adopted ASU 2016-09 on January 1, 2018 using a modified retrospective transition method. A one-time credit to retained earnings of $1.3 million was recorded as the cumulative-effect adjustment for excess tax benefits not previously recognized and to adjust compensation cost on equity awards outstanding at January 1, 2018 as if the Company had previously accounted for forfeitures as they occurred.

With the adoption of ASU 2016-09, the Company now recognizes the income tax effects of stock-based compensation in income tax expense, which may cause significant fluctuations in the reported amount of income tax expense in the unaudited condensed consolidated statements of operation and the effective tax rate as restricted shares vest and stock options are exercised. In addition, upon adoption of ASU 2016-09, the Company made the election to account for forfeitures of equity awards as they occur. The Company elected to adopt the amendment related to the cash flow presentation of excess tax benefits prospectively and prior periods have not been adjusted.

ASU 2017-09 was issued by the FASB in May 2017 to clarify when changes in the terms or conditions of a share-based payment award qualify for accounting treatment as a modification. The Company adopted ASU 2017-09 on January 1, 2018 and will apply the new guidance prospectively to awards modified after January 1, 2018. The adoption had no significant impact on the Company’s unaudited condensed consolidated financial statements for the period ended March 31, 2018.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, to clarify the principles of recognizing revenue from contracts with customers and to improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards. This ASU will supersede existing revenue recognition guidance and require the following steps when recognizing revenue under ASU 2014-09: 1) identify the contract with the customer 2) identify performance obligations in the contract 3) determine the transaction price 4) allocate the transaction price to the performance obligations in the contract and 5) recognize revenue when or as the entity satisfies the performance obligation. This ASU also requires additional disclosures related to the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. An entity may apply the new guidance by using one of two methods 1) retrospective application to each prior reporting period presented or 2) a modified retrospective approach, requiring the standard be applied only to the most current period presented, with the cumulative effect of initially applying the standard recognized at the date of initial application. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, for non-emerging growth companies, and for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, for the Company.

The Company’s introducing broker-dealer VCA adopted ASU 2014-09 effective January 1, 2018. VCA receives compensation for sales and sales-related services promised under distribution contracts with the Victory Funds. There are no direct costs incurred to obtain these contracts. Direct costs incurred to fulfill services under the distribution contracts include sales commissions paid to third party dealers for the sale of Class C Shares. There was no change to how VCA records revenue from contracts with customers and accounts for costs incurred to fulfill services under distribution contracts from adoption of ASU 2014-09. The Company is currently evaluating the potential impact of other revenue and related direct costs on its financial statements.

In early 2016, the FASB issued ASU 2016-01. This update requires equity securities to be measured at fair value and changes in the fair value of equity securities to be recognized in net income. The update is effective for fiscal years beginning after December 15, 2017 for non-emerging growth companies and for fiscal years beginning after December 31, 2018 for the Company. Management does not expect the adoption of the standard to have a significant impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 on leases. The new guidance requires lessees to record most leases on their balance sheets. Expense will be recognized in the income statement in a manner that is similar to today’s accounting. The update is effective for fiscal years beginning after December 15, 2018 for non-emerging growth companies and for fiscal years beginning after December 15, 2019 for the Company. The Company is in the process of analyzing how the new rules will impact financial reporting.

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

In January 2017, the FASB issued ASU 2017-04 simplifying the test for goodwill impairment. The standard eliminates Step 2 from the goodwill impairment test. Under the amended guidance, an entity will perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, but the loss cannot exceed the total amount of goodwill allocated to the reporting unit. The new guidance is effective for the Company’s fiscal year that begins after December 15, 2020 and requires a prospective approach to adoption. Early adoption is permitted for interim or annual goodwill impairment tests. Upon adoption, the new guidance will impact the Company’s consolidated financial statements and related disclosures only in the event there is goodwill impairment.

On February 14, 2018, the FASB issued ASU 2018-02 permitting companies to reclassify tax effects stranded in accumulated other comprehensive income as a result of tax reform to retained earnings. The guidance is effective for the Company’s fiscal year beginning January 1, 2019. Early adoption is permitted. Management does not expect the adoption to have a significant impact on the Company’s consolidated financial statements.

On March 13, 2018, the FASB issued ASU 2018-05 incorporating guidance from SEC Staff Accounting Bulletin (SAB) 118 into Accounting Standards Codification 740 on income taxes. SAB 118 addresses situations where companies are not able to complete their accounting for the income tax effects of the Tax Cuts and Jobs Act (the “Tax Act”) in the period of enactment. See Note 6 for more information on the Company’s accounting for the income tax effects of the Tax Act.

3. Fair Value Measurements

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

•                  Level 3—Valuation inputs are unobservable and significant to the fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.

As of March 31, 2018, the Company had $1.2 million in contingent consideration arrangement liabilities that were measured at fair value on a recurring basis. These liabilities represent the CEMP earn-out payment liability, which is included in consideration payable for acquisition of business on the unaudited condensed consolidated balance sheets. Level 3 inputs were utilized to determine fair value, or the present value of the expected future settlement, of the contingent consideration arrangement. Changes in the fair value of the liability, realized or unrealized, are recorded in earnings and are included in change in value of consideration payable for acquisition of business on the unaudited condensed consolidated statements of operations. There were no changes in the fair value of the liability in the three months ended March 31, 2018 or 2017.

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

There were no transfers between any of the Level 1, 2 and 3 categories in the fair value measurement hierarchy from December 31, 2017 to March 31, 2018. The Company recognizes transfers at the end of the reporting period.

The net carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximates fair value due to the short-term nature of these assets and liabilities. The fair value of the Company’s long-term debt at March 31, 2018 is considered to be its carrying amount as the Company entered into the Credit Agreement in February 2018. See Note 7. Level 2 inputs are utilized to determine the fair value of the Company’s long-term debt.

4. Related-Party Transactions

The Company considers certain funds that it manages, including the Victory Funds, the VictoryShares, the Victory Collective Funds and Victory Capital Series, LLC, to be related parties as a result of the Company’s advisory relationship.

The Company receives investment management, administrative, distribution and compliance fees in accordance with contracts that VCM and VCA have with the Victory Funds. The Company also receives investment management fees from the VictoryShares, Victory Collective Funds and Victory Capital Series, LLC under VCM’s advisory contracts with these funds and administrative fees under VCM’s administration contract with the VictoryShares.

Under the terms of monitoring agreements with affiliates of two shareholders of the Company, the Company paid fees for monitoring services, which are included in general and administrative expense in the unaudited condensed consolidated statements of operations. These monitoring agreements terminated upon the completion of the IPO.

Balances and transactions involving related parties included in the unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of operations are summarized below. Included in receivables (fund administration and distribution fees) are amounts due from the Victory Funds for compliance services and expense reimbursements. Included in fund administration and distribution fees are amounts earned for compliance services.

	As of	As of
	March 31, 2018	December 31, 2017
Related party assets
Receivables (Investment management fees)	$22,982	$23,027
Receivables (Fund administration and distribution fees)	4,653	3,925
Investments	11,857	10,925
Total	$39,492	$37,877

Related party liabilities
Accounts payable and accrued expenses (fund reimbursements)	$2,672	$1,155
Other liabilities (promissory note)	527	671
Total	$3,199	$1,826

	Quarter Ended March 31,
	2018	2017
Related party revenue
Investment management fees	$65,866	$61,310
Fund administration and distribution fees	15,834	16,546
Total	$81,700	$77,856

Related party expense
Distribution and other asset-based expenses (fund reimbursements)	$2,933	$4,013
General and administrative	141	288
Interest expense and other financing costs (promissory note)	6	9
Total	$3,080	$4,310

5. Investments

As of March 31, 2018 and December 31, 2017, the Company held both available-for-sale securities and trading securities. Available-for-sale investments consist entirely of seed capital investments in certain Victory Funds. Trading securities are held under a deferred compensation plan and include Victory Funds and third party mutual funds.

Available-For-Sale Securities

A summary of the cost and fair value of investments classified as available-for-sale is as follows:

		Gross Unrealized		Fair
(in thousands)	Cost	Gains	(Losses)	Value
As of March 31, 2018	$595	$97	$—	$692
As of December 31, 2017	$595	$82	$—	$677

Unrealized gains and losses on available-for-sale investments are recorded, net of tax, to accumulated other comprehensive loss. Upon sale, accrued unrealized gains or losses are reclassed out of accumulated comprehensive income, see Note 12, and realized gains and losses are recognized on the unaudited condensed consolidated statements of operations as interest income and other income/(expense). There were no sales of available-for-sale securities in the quarters ended March 31, 2018 and 2017.

Trading Securities

A summary of the cost and fair value of investments classified as trading securities is as follows:

		Gross Unrealized		Fair
(in thousands)	Cost	Gains	(Losses)	Value
As of March 31, 2018	$11,020	$801	$(270)	$11,551
As of December 31, 2017	9,978	950	(269)	10,659

Unrealized and realized gains and losses on trading securities are recorded in interest income and other income/(expense) in the unaudited condensed consolidated statements of operations. Proceeds from sales and realized gains and losses from trading securities in the quarters ended March 31, 2018 and 2017 are as follows:

	Sale	Realized
	Proceeds	Gains	(Losses)
For the quarter ending March 31, 2018	$448	$28	$(2)
For the quarter ending March 31, 2017	937	9	(6)

6. Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted. The Tax Act significantly revised the U.S. corporate income tax law by, among other things, decreasing the federal corporate income tax rate from 35% to 21% effective January 1, 2018.

SEC Staff Accounting Bulletin No. 118 (SAB 118) addresses situations when a company has not completed the accounting for certain income tax effects of the Tax Act and provides a measurement period of up to one year after the enactment date for the accounting to be completed. The Company recorded a provisional credit to federal tax expense of $2.4 million in 2017 from remeasuring deferred tax assets and deferred tax liabilities due to the Tax Act. Any subsequent adjustment to these amounts, if any, will be recorded to provision for income taxes in 2018. No adjustment was made to the provisional credit recorded in 2017 in the period ended March 31, 2018.

The effective tax rate for the quarters ended March 31, 2018 and 2017 differs from the U.S. federal statutory rate primarily as a result of certain non-deductible expenses and state and local income taxes and for 2018, tax benefits from share-based compensation activity. The provision for income taxes was $3.6 million and $2.9 million, or 25.3% and 39.4% of pre-tax income for the three months ended March 31, 2018 and 2017, respectively.

The effective tax rate for the quarter ended March 31, 2018 was significantly lower than the effective tax rate for the quarter ended March 31, 2017 due to the reduction in the federal corporate income tax rate effective January 1, 2018.

No valuation allowance was recorded for deferred tax assets in the periods ended March 31, 2018 and 2017.

7. Debt

2018 Debt Refinancing

On February 12, 2018, concurrently with the closing of the IPO, the Company entered into the Credit Agreement under which the Company received seven-year term loans in an original aggregate principal amount of $360.0 million and established a five-year revolving credit facility (which was unfunded as of closing) with original aggregate commitments of $50.0 million.

Net proceeds of $355.9 million from the term loans under the Credit Agreement and $143.0 million from the IPO, as well as cash on hand of $0.8 million, were used to repay all of the indebtedness outstanding under the 2014 Credit Agreement ($499.7 million of term loans) on February 12, 2018. The 2014 Credit Agreement was terminated on this date.

The Credit Agreement

Subject to certain terms and conditions set forth in the Credit Agreement (including obtaining commitments from one or more new or existing lenders), the Company may incur additional loans or commitments under the Credit Agreement in an aggregate principal amount of up to $154.0 million (or, if greater, 100% of Consolidated Adjusted EBITDA (as defined in the Credit Agreement) for the most recently ended period of four fiscal quarters), plus certain additional amounts set forth in the Credit Agreement (including an unlimited amount of additional loans or commitments based on achievement of a specified first lien leverage ratio).

Term loans amortize at a rate of 1.00% per annum. Mandatory prepayments of term loans are required on an annual basis, starting with the year ending December 31, 2019, with a percentage of annual excess cash flow ranging from 0% to 50% depending on the Company’s first lien leverage ratio. Mandatory prepayments of term loans are also required with all or a portion of net cash proceeds of certain asset sales, casualty or condemnation events and with the proceeds of certain incurrences of indebtedness. At any time the Company may terminate commitments under the revolving credit facility in full or in part or prepay term loans in whole or in part, subject to the payment of LIBOR breakage fees, if any, and, in the case of certain prepayments of term loans occurring within the six-month period following closing, a 1.00% premium. Term loans under the Credit Agreement have an interest rate of LIBOR plus 2.75%.

Obligations under the Credit Agreement are guaranteed by all of the Company’s domestic subsidiaries other than VCA (the Guarantors) and are secured by substantially all of the assets of the Company and the Guarantors, subject in each case to certain customary exceptions.

The Credit Agreement contains customary affirmative and negative covenants, including but not limited to, covenants that affect the ability of the Company and its subsidiaries to incur additional indebtedness, create liens, merge or dissolve, make investments, make distributions and dividends. The Credit Agreement also requires a certain maximum first lien leverage ratio, measured as of the last day of each fiscal quarter on which outstanding borrowings under the revolving credit facility exceed 35.0% of the commitments.

Original issue discount was $0.9 million for the term loans under the Credit Agreement and $0.3 million for the revolving credit facility under the Credit Agreement. The Company incurred a total of $3.7 million in arranger fees and other third party costs related to the Credit Agreement: $1.8 million was recorded as debt issuance costs and $1.9 million was expensed in general and administrative expense in the unaudited condensed consolidated statements of operations as costs related to modified debt. The Company recognized a $6.1 million loss on debt extinguishment, which consisted of the write-off of $4.2 million in unamortized debt issuance costs and $1.9 million in unamortized debt discount.

As of March 31, 2018, the term loans under the Credit Agreement had an interest period of three months and the interest rate was 5.05% per annum. Including the impact of amortization of debt issuance costs and original issue discount described herein, the effective yield for term loans under the Credit Agreement as of March 31, 2018 was 5.57% per annum.

On February 21, 2018, the Company repaid $10.0 million of the outstanding term loans under the Credit Agreement, and on March 19, 2018, the Company used the net proceeds from the underwriters’ exercise of their option and cash on hand to repay an additional $27.0 million of the outstanding term loans under the Credit Agreement.

The components of interest expense and other financing costs on the unaudited condensed consolidated statement of operations for the quarters ended March 31, 2018 and 2017 appear below.

	For the quarter ended March 31,
	2018	2017
Interest expense	$6,015	$10,916
Amortization of debt issuance costs	603	914
Amortization of debt discount	252	400
Interest rate cap expense	—	153
CEMP base payment accretion expense	140	173
Other	82	72
Total	$7,092	$12,628

The components of long-term debt on the unaudited condensed consolidated balance sheets at March 31, 2018 and December 31, 2017 appear below.

	March 31, 2018	December 31, 2017
Principal outstanding	$323,000	$499,750
Unamortized debt issuance costs	(8,602)	(11,442)
Unamortized debt discount	(3,963)	(5,083)
Long-term debt	$310,435	$483,225

8. Equity

Until the closing of the Company’s IPO on February 12, 2018, the Company had one class of common stock with a par value of $0.01 per share. Holders of this common stock were entitled to one vote per share.

With the closing of the Company’s IPO, the Company’s authorized capital stock consists of 400,000,000 shares of Class A common stock, $0.01 par value per share, 200,000,000 shares of Class B common stock, $0.01 par value per share, and 10,000,000 shares of ‘‘blank check’’ preferred stock, $0.01 par value per share.

The Company incurred offering costs of $4.6 million related to the IPO and underwriter option exercise, of which $2.9 million of legal, accounting and other costs were included in prepaid expenses on the unaudited condensed consolidated balance sheets at December 31, 2017 and were subsequently reclassified to equity issuance costs upon closing of the IPO. The Company paid $0.3 million, $0.4 million and $3.9 million of these offering costs in 2017, the first quarter of 2018 and the second quarter of 2018, respectively.

All shares of common stock outstanding, all shares of common stock held as treasury stock and all unvested restricted shares of common stock outstanding prior to the IPO were redesignated as shares of Class B common stock with a par value of $0.01 per share upon completion of the IPO. The first shares of Class A common stock were issued in the IPO; no shares of preferred stock were issued as of March 31, 2018.

The rights of the holders of Class A common stock and Class B common stock are identical, except voting and conversion rights. Each share of Class A common stock is entitled to one vote. Each share of Class B common stock is entitled to ten votes. Holders of the Company’s Class A common stock and Class B common stock will generally vote together as a single class, unless otherwise required by law or the Company’s amended and restated certificate of incorporation.

Each share of our Class B common stock is convertible into one share of the Company’s Class A common stock at any time, at the option of the holder, and will convert automatically upon transfers (subject to certain exceptions), a termination of employment by an employee stockholder and upon the date the number of shares of Class B common stock then outstanding (including unvested restricted shares) is less than 10% of the aggregate number of shares of Class A common stock and Class B common stock outstanding (including unvested restricted shares).

9. Share-Based Compensation

Equity Incentive Plans

Until the IPO was completed, equity-based awards were issued to executives, directors and key employees of the Company under the Victory Capital Holdings, Inc. Equity Incentive Plan (“the 2013 Plan”) and the Outside Director Equity Incentive Plan (“the Director Plan”).

In connection with the IPO, the Company’s board of directors adopted, and the Company’s stockholders approved, the Victory Capital Holdings, Inc. 2018 Stock Incentive Plan (“the 2018 Plan”), and the Victory Capital Holdings, Inc. 2018 Employee Stock Purchase Plan (“the 2018 ESPP”), each of which became effective upon the completion of the IPO.

The 2018 Plan authorizes the grant of non-qualified stock options, incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance awards and other awards that may be settled in or based upon shares of the Company’s Class A common stock or Class B common stock, collectively, the Shares, though the Company currently intend to grant these awards based upon shares of Class B common stock. As the 2018 Plan took effect upon completion of the IPO, no further grants will be made under the 2013 Plan.

A total of 3,372,484 shares of either Class A or Class B common stock, or any combination thereof, as determined by the Compensation Committee are reserved for and available for issuance under the 2018 Plan. Shares underlying awards that are settled in cash, expire or are canceled, forfeited or otherwise terminated without delivery to a participant will again be available for issuance under the 2018 Plan. Shares withheld or surrendered in connection with the payment of an exercise price of an award or to satisfy tax withholding will again become available for issuance under the 2018 Plan.

As of March 31, 2018, no grants had been issued under the 2018 Plan and the 2018 ESPP was not yet funded.

Current Year Grants and Activity

On January 1, 2018, the Company issued grants for 1,678,743 restricted shares of common stock and stock option awards for 357,256 shares of common stock under the 2013 Plan.

Grants for 1,609,857 restricted shares of common stock consisted of time-vested restricted shares (50%) and performance-vested restricted shares (50%). The performance-vested restricted shares will vest in three equal installments based on achievement of certain share price targets. The time-vested portion of the restricted share awards vest over a three to five year period.

For the remaining grants of 68,886 restricted shares of common stock, the shares vest based on service over a four year period.

For the stock option awards granted on January 1, 2018, sixty percent of the shares of common stock subject to each option vest based on service over a four year period; the remaining forty percent of the shares of common stock subject to each option vest upon satisfaction of various performance conditions. Following the completion of the Company’s IPO in February 2018, the Company uses the public share price in the determination of the grant date fair value of equity award grants.

Activity during the three month periods ended March 31, 2018 and 2017 related to stock option awards and restricted stock awards is shown in the tables below.

	Shares Subject to Stock Option Awards Quarter Ended March 31,
	2018			2017
	Avg wtd grant-date fair value	Avg wtd exercise price	Units	Avg wtd grant- date fair value	Avg wtd exercise price	Units
Outstanding at beginning of period	$3.66	$5.71	9,078,728	$3.40	$4.90	8,669,475
Granted	6.52	14.27	357,256	6.16	13.51	444,117
Forfeited	6.26	13.73	(4,552)	—	—	—
Exercised	2.54	2.45	(5,000)	—	—	—
Outstanding at end of the period	$3.76	$6.04	9,426,432	$3.53	$5.32	9,113,592
Vested	$3.21	$4.32	5,872,927	$2.95	$3.49	3,716,741
Unvested	4.68	8.88	3,553,505	3.93	6.58	5,396,851

	Restricted Stock Awards Quarter Ended March 31,
	2018		2017
	Avg wtd grant- date fair value	Units	Avg wtd grant- date fair value	Units
Unvested at beginning of period	$11.82	1,293,107	$9.48	1,018,228
Granted	14.27	1,678,743	13.51	502,981
Vested	12.84	(16,830)	7.99	(2,102)
Forfeited	—	—	—	—
Unvested at end of period	$13.20	2,955,020	$10.82	1,519,107

	Director Plan Restricted Stock Awards Quarter Ended March 31,
	2018		2017
	Avg wtd grant- date fair value	Units	Avg wtd grant- date fair value	Units
Unvested at beginning of period	$—	—	$5.71	49,230
Granted	—	—	—	—
Vested	—	—	5.71	(16,293)
Forfeited	—	—	—	—
Unvested at end of period	$—	—	$5.71	32,937

Share-based compensation expense for equity awards is measured at the grant date, based on the estimated fair value of the award, and recognized over the requisite employee service period. Stock option awards have an expiration date of ten years from the grant date.

The grant date fair value of stock option awards is computed using Black-Scholes option pricing framework. The grant date fair value of stock option awards granted in the quarter ended March 31, 2018 and 2017 was computed using the following assumptions as of the date of the grant:

	2018	2017
Stock price at time of grant	$14.27	$13.51
Exercise price	$14.27	$13.51
Expected volatility	50%	50%
Risk free rate	2.27%	2.22%
Expected average years to exit	5	5

The Company used both a market approach and income approach to estimate the current stock price used in the valuation of restricted share and stock option awards issued in the first quarter of 2017 and on January 1, 2018. The market approach considered the then current EBITDA multiples and price/earnings multiples of comparable public companies. The income approach considered management’s forecast of operating results, a long-term growth rate and a discount rate. The results of the market and income approach were weighted in developing the estimate of fair value.

The expected life of the options granted in the quarter ended March 31, 2018 and 2017 was based on the average holding period for a private equity investment. The risk free interest rate was based on the yield for the U.S. Treasury coupon strip with a maturity date equal to the expected life of the award. As the Company’s common shares were not publicly traded prior to the IPO, the Company has historically calculated expected volatility based on an average volatility of companies in the same or similar lines of business adjusted for differing levels of leverage.

In the quarter ended March 31, 2018, the Company revised the estimate of time it expected to take to achieve the performance conditions on certain performance-vested restricted share awards. A cumulative catch up adjustment was recorded so that the cumulative compensation cost for these awards was equal to what would have been recognized had the new estimate been used since the grant date.

Dividend Payments

As of March 31, 2018 and December 31, 2017, the amount of cash bonuses and distributions related to dividends previously declared on unvested and outstanding restricted share awards and stock options totaled $2.1 and $2.0 million, respectively, which is not recorded as a liability as of the balance sheet date. A liability will be recorded for these cash bonuses and dividends when the restricted shares and options vest.

10. Earnings Per Share

The computation of basic and diluted earnings per share is as follows:

	Quarter ended March 31,
(in thousands except per share amounts)	2018	2017
Net income	$10,524	$4,413
Shares:
Basic: Weighted average number of shares outstanding	61,599,057	54,813,823
Plus: Incremental shares from assumed conversion of dilutive instruments	4,684,564	3,932,404
Diluted: Weighted average number of shares outstanding	66,283,621	58,746,227

For the three month periods ended March 31, 2018 and 2017, there were 1,646,844 and 266,470 outstanding instruments, respectively, excluded from the above computations of weighted average shares for diluted EPS because the effects would be anti-dilutive. Holders of non-vested share-based compensation awards do not have rights to receive nonforfeitable dividends on the shares covered by the awards.

11. Equity Method Investment

The Company made the third and final $1.0 million equity investment required under the Cerebellum Capital put option on February 1, 2018.

On March 2, 2018, the Company agreed to purchase an additional $3.0 million of participating preferred units in Cerebellum Capital in three installments of $1.0 million each on April 1, 2018, July 1, 2018 and October 1, 2018. The Company made the first $1.0 million investment in additional participating preferred units on April 1, 2018.

The Company recorded $0.1 million in losses from equity method investments in the quarter ended March 31, 2018 and no losses from equity method investments in the quarter ended March 31, 2017. Losses from equity method investments are recorded in interest income and other income/(expense) on the unaudited condensed consolidated statement of operations. Equity method investments are recorded in other assets on the unaudited condensed consolidated balance sheets.

12. Accumulated Other Comprehensive Income (Loss)

The following table presents changes in accumulated other comprehensive income/(loss) by component for the quarters ended March 31, 2018 and 2017.

	Available-for-sale Securities (a)	Cash Flow Hedges (b)	Cumulative Translation Adjustment	Total
Balance, December 31, 2016	$(13)	$(462)	$(62)	$(537)
Other comprehensive income/(loss) before reclassification and tax	50	(4)	55	101
Tax impact	(20)	1	(22)	(41)
Reclassification adjustments, before tax	—	158	—	158
Tax impact	—	(63)	—	(63)
Net current period other comprehensive income/(loss)	30	92	33	155
Balance, March 31, 2017	$17	$(370)	$(29)	$(382)
Balance, December 31, 2017	$51	$—	$13	$64
Other comprehensive income/(loss) before reclassification and tax	14	—	39	53
Tax impact	(9)	—	(10)	(19)
Reclassification adjustments, before tax	—	—	—	—
Tax impact	—	—	—	—
Net current period other comprehensive income/(loss)	5	—	29	34
Balance, March 31, 2018	$56	$—	$42	$98

(a)         Reclassifications out of AOCL related to available-for-sale securities are recorded in interest income and other income/(expense)

(b)         Reclassifications out of AOCL related to cash flow hedges are recorded in interest expense and other financing costs

13. Subsequent Events

On April 11, 2018 and May 3, 2018, the Company repaid $15.0 million and $3.0 million, respectively, of the outstanding term loans under the Credit Agreement, thereby decreasing the principal amount of term loans outstanding under the Credit Agreement to $305.0 million.

On May 3, 2018, the Company signed an amendment to the Credit Agreement increasing the commitments for the revolving credit facility from $50.0 million to $100.0 million. An estimated $0.4 million in debt issuance costs were incurred with the amendment. No other terms or conditions of the Credit Agreement were modified.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this report, and our audited financial statements, notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2017 Form 10-K.  Our results of operations for interim periods are not necessarily indicative of results to be expected for the full year or for any other period.

Overview

We are an investment management firm operating a next generation, integrated multi-boutique model with $60.9 billion in AUM as of March 31, 2018. Our differentiated model features a scalable operating platform that provides centralized distribution, marketing and operations infrastructure to our select group of Franchises and Solutions Platform. Our earnings are primarily driven by asset-based fees charged for services related to the investment strategies we deliver and consist of investment management, fund administration and distribution fees.

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

We sell our products through our centralized distribution model with 96 professionals across both our institutional and retail distribution channels and marketing organization. Our institutional sales team focuses on cultivating relationships with institutional consultants, who account for the majority of the institutional market, as well as mutual fund complexes seeking sub-advisers. Our retail sales team offers intermediary and retirement platform clients, including broker-dealers, retirement platforms and RIA networks, mutual funds and ETFs as well as SMAs through wrap fee programs and access to our investment models through UMAs.

We have grown our AUM from $17.9 billion following the management-led buyout with Crestview GP in August 2013 to $60.9 billion at March 31, 2018. We attribute this growth to our success in sourcing and executing acquisitions, generating strong investment returns, and developing retail and institutional distribution channels with deep penetration.

Initial Public Offering

On February 12, 2018, we issued 11,700,000 shares of Class A common stock in the IPO at a price of $13.00 per share. On March 13, 2018, the Company issued an additional 1,110,860 shares of Class A common stock pursuant to the underwriters’ exercise of their option. The net proceeds totaled $156.5 million: $143.0 million received at the closing of the IPO and $13.5 million received at the subsequent closing of the underwriters’ exercise of their option, after deducting in each case underwriting discounts.

Net proceeds received from the IPO and the Credit Agreement of $143.0 million and $355.9 million, respectively, were used concurrent with the closing of the IPO, together with $0.8 million of cash on hand, to repay the $499.7 million of outstanding term loans under the 2014 Credit Agreement. On February 21, 2018, the Company repaid $10.0 million of outstanding term loans under the Credit Agreement, and on March 19, 2018, the Company used the net proceeds from the underwriters’ exercise of their option and cash on hand to repay an additional $27.0 million of the outstanding term loans under the Credit Agreement.  See Note 7 to the unaudited condensed consolidated financial statements for further discussion.

Highlights for Three Months Ended March 31, 2018

•                  AUM was $60.9 billion at March 31, 2018 compared to $61.8 billion at December 31, 2017, down 1% driven by net outflows and market movement. Our Solutions Platform and the Global / Non-U.S. Equity asset class saw net inflows during the quarter while Fixed Income and U.S. Mid Cap Equity accounted for the majority of the net outflows. We generated $3.7 billion in gross flows and ($0.6) billion in negative net flows for the three months ended March 31, 2018 compared to $4.7 billion and ($0.4) billion, respectively, for the three months ended March 31, 2017.

•                  Our Franchises and Solutions Platform had strong investment performance.  As of March 31, 2018, 23 of our mutual funds and ETFs have overall Morningstar ratings of four or five stars and 69% of our fund AUM was rated four or five stars by Morningstar. As of March 31, 2018, 87% of our strategies by AUM had returns in excess of their respective benchmarks over a one-year period, 71% over a three-year period, 83% over a five-year period and 79% over a ten-year period. On an equal-weighted basis, 75% of our strategies have outperformed their benchmarks over a one-year period, 70% over a three-year period, 76% over a five-year period and 72% over a ten-year period.

•                  The industry recognized us for our achievements. We were ranked #1 for Institutional Brand Awareness among asset managers with between $25 billion and $50 billion in AUM in 2015 and #4 for Institutional Brand Awareness among asset managers with between $50 billion and $100 billion in both 2016 and 2017 by eVestment. We ranked 10th in Barron’s Best Fund Families for 2017. This is the fourth consecutive year that we have been ranked among the top 25 fund families by Barron’s. The Victory INCORE Investment Grade Convertible Fund Class I received a 2018 Thomson Reuters Lipper Fund Award and ranked first over five years in the convertible securities category for the period ended November 30, 2017.

•                  Total revenue for the three months ended March 31, 2018 was $105.0 million compared to $100.7 million for the three months ended March 31, 2017.

•                  Net income was $10.5 million for the three months ended March 31, 2018 compared to net income of $4.4 million for the three months ended March 31, 2017.

•                  Adjusted EBITDA was $39.8 million for the three months ended March 31, 2018 compared to $33.6 million for the three months ended March 31, 2017. See “—Supplemental Non-GAAP Financial Information” for more information about how we calculate Adjusted EBITDA and a reconciliation of net income to Adjusted EBITDA.

•                  Adjusted Net Income was $23.1 million for the three months ended March 31, 2018 compared to $13.0 million for the three months ended March 31, 2017. See “—Supplemental Non-GAAP Financial Information” for more information about how we calculate Adjusted Net Income and a reconciliation of net income to Adjusted Net Income.

Key Performance Indicators

When we review our performance we focus on the indicators described below:

	Three Months Ended March 31,
($ in millions)	2018		2017
AUM at period end	$60,855		$56,622
Average AUM	62,020		56,277
Gross flows	3,685		4,725
Net flows (excluding Diversified)(1)	(633)		(54)
Total revenue	105.0		100.7
Revenue on average AUM	69	bps	73	bps
Net income	10.5		4.4
Adjusted EBITDA(2)	39.8		33.6
Adjusted EBITDA Margin(3)	37.9%		33.4%
Adjusted Net Income(2)	23.1		13.0
Tax benefit of goodwill and acquired intangibles(4)	3.3		4.9

(1)                                 Total net flows including Diversified were ($633) and ($386) for the three months ended March 31, 2018 and 2017.

(2)                                 Our management uses Adjusted EBITDA and Adjusted Net Income to measure the operating profitability of the business. These measures eliminate the impact of one-time acquisition, restructuring and integration costs and demonstrate the ongoing operating earnings metrics of the business. These measures are explained in more detail and reconciled to net income calculated in accordance with GAAP in “—Supplemental Non-GAAP Financial Information.”

(3)                                 Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of total revenue.

(4)                                 Represents the tax benefits associated with deductions allowed for intangibles and goodwill generated from prior acquisitions in which we received a step-up in basis for tax purposes. Acquired intangible assets and goodwill may be amortized for tax purposes, generally over a 15-year period. The tax benefit from amortization on these assets is included to show the full economic benefit of deductions for all acquired intangibles with a step-up in tax basis. Due to our acquisitive nature, tax deductions allowed on acquired intangible assets and goodwill provide us with a significant supplemental economic benefit. On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was enacted. The Tax Act significantly revises the U.S. corporate income tax law by, among other things, decreasing the federal corporate income tax rate from 35% to 21% effective January 1, 2018. Effective January 1, 2018, we estimate the impact of the Tax Act lowered our combined statutory federal, state, local and foreign income tax rate from approximately 38% to 25% thus lowering our income tax expense beginning in calendar year 2018. The reduction in our combined statutory federal, state, local and foreign income tax rate also reduces the tax benefit resulting from the tax deduction of goodwill and acquired intangible assets beginning in 2018.

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

Our goal is to establish and maintain a client base that is diversified by Franchise and Solutions Platform, asset class, distribution channel and vehicle. The chart below sets forth our AUM by Franchise and Solutions Platform as of March 31, 2018:

The following table presents our AUM by asset class as of the dates indicated:

	As of March 31,
($ in millions)	2018	2017
U.S. Mid Cap Equity	$24,205	$21,555
U.S. Small Cap Equity	15,095	14,556
Fixed Income	7,311	7,756
U.S. Large Cap Equity	4,635	5,285
Global / Non-U.S. Equity	4,334	3,482
Solutions	3,563	1,970
Commodity	1,298	1,770
Other	414	248
Total	$60,855	$56,622

The following table summarizes our asset flows by asset class for the periods indicated:

($ in millions)	U.S. Mid Cap Equity	U.S. Small Cap Equity	Fixed Income	U.S. Large Cap Equity	Global / Non-U.S. Equity	Solutions	Commodity	Other	Total
Three Months Ended March 31, 2018
Beginning AUM	$25,185	$15,308	$7,551	$4,789	$4,105	$3,028	$1,419	$386	$61,771
Gross client cash inflows	1,203	776	394	55	443	606	127	81	3,685
Gross client cash outflows	(2,080)	(922)	(640)	(211)	(220)	(77)	(146)	(22)	(4,318)
Net client cash flows	(877)	(146)	(246)	(156)	223	529	(19)	59	(633)
Net transfers	—	—	—	(1)	(8)	40	—	(39)	(8)
Market appreciation / (depreciation)	(103)	(67)	6	3	14	(34)	(102)	8	(275)
Ending AUM	$24,205	$15,095	$7,311	$4,635	$4,334	$3,563	$1,298	$414	$60,855
Three Months Ended March 31, 2017
Beginning AUM(1)	$20,083	$14,090	$7,726	$5,921	$3,460	$1,602	$1,882	$202	$54,965
Gross client cash inflows	2,209	1,249	503	68	208	347	108	33	4,725
Gross client cash outflows	(1,873)	(1,201)	(588)	(711)	(472)	(47)	(205)	(14)	(5,111)
Net client cash flows	336	48	(85)	(643)	(264)	300	(97)	19	(386)
Net transfers	1	—	(2)	—	—	—	—	1	—
Market appreciation / (depreciation)	1,135	418	117	7	286	68	(15)	26	2,042
Ending AUM	$21,555	$14,556	$7,756	$5,285	$3,482	$1,970	$1,770	$248	$56,622

(1)                                 Reflects transfer of $27.0 million in assets from Other to Solutions effective January 1, 2017.

We made the strategic decision to exit the Diversified Equity Franchise (“Diversified”) and move the remaining AUM into our Munder Franchise, which was completed as of May 15, 2017. The following table presents the impact of Diversified on net client cash flows for the periods indicated. Given this decision, we believe this presentation is a better representation of our business.

	Three Months Ended March 31,
($ in millions)	2018	2017
Net client cash flows—Total Company	$(633)	$(386)
Net client cash flows—Diversified	—	(332)
Net client cash flows—Total Company excluding Diversified	$(633)	$(54)

The following table presents our AUM by distribution channel as of the dates indicated:

	As of March 31,
	2018		2017
($ in millions)	Amount	% of total	Amount	% of total
Institutional	$35,116	58%	$31,756	56%
Retail	25,739	42%	24,866	44%
Total AUM(1)	$60,855	100%	$56,622	100%

(1)                                 The allocation of AUM by distribution channel involves the use of estimates and the exercise of judgment.

The following table summarizes our asset flows by vehicle for the periods indicated:

($ in millions)	Mutual Funds(1)	ETFs	Separate Accounts and Other Vehicles(2)	Total
Three Months Ended March 31, 2018
Beginning AUM	$37,967	$2,250	$21,555	$61,771
Gross client cash inflows	2,626	481	578	3,685
Gross client cash outflows	(3,266)	(29)	(1,023)	(4,318)
Net client cash flows	(640)	452	(445)	(633)
Net transfers	(31)	—	22	(8)
Market appreciation / (depreciation)	(307)	(28)	60	(275)
Ending AUM	$36,989	$2,674	$21,192	$60,855
Three Months Ended March 31, 2017
Beginning AUM	$33,975	$906	$20,085	$54,965
Gross client cash inflows	3,945	317	463	4,725
Gross client cash outflows	(3,635)	(2)	(1,474)	(5,111)
Net client cash flows	310	315	(1,011)	(386)
Net transfers	(5)	—	5	—
Market appreciation/(depreciation)	1,360	46	636	2,042
Ending AUM	$35,640	$1,267	$19,715	$56,622

(1)                                 Includes institutional and retail share classes and Variable Insurance Products or VIP funds.

(2)                                 Includes collective trust funds, wrap program separate accounts and unified managed accounts or UMAs.

At March 31, 2018, our total AUM was $60.9 billion, a decrease of ($0.9) billion, or 1% compared to $61.8 billion at December 31, 2017. The change in AUM reflects net market depreciation of ($0.3) billion and net outflows of ($0.6) billion. The net outflows were primarily a result of ($0.9) billion net outflows in our U.S. mid cap equity strategies, ($0.2) billion in our fixed income strategies, ($0.2) billion in our U.S. large cap equity strategies and ($0.1) billion in our U.S. small cap equity strategies partially offset by $0.5 billion of net inflows in our Solutions Platform and $0.2 billion in our global / non-U.S. equity strategies.

At March 31, 2017, our total AUM was $56.6 billion, an increase of $1.6 billion, or 3%, compared to $55.0 billion at December 31, 2016. The change in AUM reflects net market appreciation of $2.0 billion and net outflows of ($0.4) billion. The net outflows were primarily a result of ($0.6) billion net outflows in our U.S. large cap equity strategies, ($0.3) billion in our global / non-U.S. equity strategies, ($0.1) billion in our commodity strategies and ($0.1) billion in our fixed income strategies partially offset by $0.3 billion of net inflows in our U.S. mid cap equity strategies and $0.3 billion in our Solutions Platform. Excluding the impact of outflows from Diversified, net outflows would have been ($0.1) billion for the three months ended March 31, 2017.

GAAP Results of Operations

Our GAAP results of operations were as follows for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,		Change
($ in thousands, other than per share amounts)	2018	2017	Amount	%
Revenue
Investment management fees	$89,130	$84,115	$5,015	6%
Fund administration and distribution fees	15,834	16,546	(712)	-4%
Total revenue	104,964	100,661	4,303	4%
Expenses
Personnel compensation and benefits	$36,803	$35,650	$1,153	3%
Distribution and other asset-based expenses	25,161	26,881	(1,720)	-6%
General and administrative	9,056	8,921	135	2%
Depreciation and amortization	6,412	8,154	(1,742)	-21%
Acquisition-related costs	—	363	(363)	n/m
Restructuring and integration costs	264	1,130	(866)	-77%
Total operating expenses	77,696	81,099	(3,403)	-4%
Income from operations	27,268	19,562	7,706	39%
Other income (expense)
Interest income and other income/(expense)	$(37)	$345	$(382)	n/m
Interest expense and other financing costs	(7,092)	(12,628)	5,536	-44%
Loss on debt extinguishment	(6,058)	—	(6,058)	n/m
Total other income (expense), net	(13,187)	(12,283)	(904)	7%
Income before income taxes	14,081	7,279	6,802	93%
Income tax expense	(3,557)	(2,866)	(691)	24%
Net income	$10,524	$4,413	$6,111	138%
Earnings per share—basic	$0.17	$0.08	$0.09	113%
Earnings per share—diluted	$0.16	$0.08	$0.08	100%
Weighted average shares outstanding—basic	61,599,057	54,813,823	6,785,234	12%
Weighted average shares outstanding—diluted	66,283,621	58,746,227	7,537,394	13%
Dividends declared per share	$—	$2.19	$(2.19)	n/m

Investment Management Fees

Investment management fees are earned from managing clients’ assets and are based on our overall weighted average fee rate charged to our clients and our level of AUM.   Investment management fees increased $5.0 million, or 6%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 due to an increase in AUM year over year partially offset by a decrease in the realized fee rate due to asset mix. AUM increased by $4.3 billion to $60.9 billion at March 31, 2018 from $56.6 billion at March 31, 2017, due to $6.1 billion of market appreciation partially offset by ($1.7) billion of net outflows and a ($0.1) billion reduction primarily related to mutual fund liquidations during the 12 months ended March 31, 2018.

Fund Administration and Distribution Fees

Fund administration and distribution fees are asset-based fees earned from open-end mutual funds and ETFs for administration and distribution services. Fund administration and distribution fees totaled $15.8 million for the three months ended March 31, 2018, a decrease of $0.7 million, or 4%, when compared to the three months ended March 31, 2017 due to a decrease in fund distribution fees partially offset by an increase in fund administration fees.

Fund distribution fees are asset-based fees earned from open-end mutual funds for distribution services. Fund distribution fees fluctuate based on the level of average open-end mutual fund AUM and the composition of those assets across share classes that pay varying levels of fund distribution fees. Fund distribution fees were $10.1 million for the three months ended March 31, 2018, compared to $11.2 million for the three months ended March 31, 2017.  While mutual fund daily average AUM grew by $2.9 billion from $35.1 billion for the three months ended March 31, 2017 to $38.0 billion for the three months ended March 31, 2018, the mix of assets shifted to lower 12b-1 paying share classes.

Fund administration fees are asset-based fees earned from open-end funds for administration services. Fund administration fees fluctuate based on the level of average open-end fund AUM and the fee rates charged for these services. Fund administration fees were $5.7 million for the three months ended March 31, 2018, compared to $5.3 million for the three months ended March 31, 2017 due to the assumption of administration responsibilities for VictoryShares in March 2017 and higher mutual fund and ETF average daily assets.

Personnel Compensation and Benefits

Personnel compensation and benefits is our most significant category of expense. Personnel compensation and benefits consists of (i) salaries, payroll related taxes and employee benefits, (ii) incentive compensation, (iii) sales-based compensation, (iv) compensation expense related to equity awards granted to employees and (v) acquisition and transaction-related compensation. The following table presents the components of GAAP personnel compensation and benefits expense for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
($ in thousands)	2018	2017
Salaries, payroll related taxes and employee benefits	$12,923	$13,745
Incentive compensation	17,165	14,461
Sales-based compensation(1)	3,393	5,002
Equity awards granted to employees(2)	3,322	2,301
Acquisition and transaction-related compensation	—	141
Total personnel compensation and benefits expense	$36,803	$35,650

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

Personnel compensation and benefits was $36.8 million for the three months ended March 31, 2018, an increase of $1.1 million, or 3%, from $35.7 million for the three months ended March 31, 2017. Salaries and benefits was $12.9 million for the three months ended March 31, 2018, a decrease of $0.8 million, or 6%, from $13.7 million for the three months ended March 31, 2017. This decrease reflects the reduction in headcount that resulted from the integration of RS Investments onto our operations and technology platform in the first quarter of 2017. Incentive compensation was $17.2 million for the three months ended March 31, 2018, an increase of $2.7 million, or 19%, from $14.5 million for the three months ended March 31, 2017, due to higher pre-incentive compensation earnings. Sales-based compensation was $3.4 million for the three months ended March 31, 2018, a decrease of $1.6 million, or 32%, from $5.0 million for the three months ended March 31, 2017, as a result of lower gross flows. Equity award expense was $3.3 million for the three months ended March 31, 2018, an increase of $1.0 million, or 43%, from $2.3 million for the three months ended March 31, 2017, due to the equity awards granted on January 1, 2018 and pre-existing awards that are still being expensed. There was no acquisition and transaction-related compensation during the three months ended March 31, 2018.

Distribution and Other Asset-based Expenses

Distribution and other asset-based expenses consists of (i) broker-dealer distribution fees and platform distribution fees, (ii) fund expense reimbursements to affiliates and (iii) sub-administration, sub-advisory and middle-office expenses. The following table presents the components of distribution and other asset-based expenses for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
($ in thousands)	2018	2017
Broker-dealer distribution fees	$9,338	$10,445
Platform distribution fees	7,723	7,015
Fund expense reimbursements	2,933	4,013
Sub-administration	1,534	1,313
Sub-advisory	1,838	2,280
Middle-office	1,795	1,815
Total distribution and other asset-based expenses	$25,161	$26,881

Distribution and other asset-based expenses are primarily based on AUM.  Distribution and other asset-based expenses were $25.2 million for the three months ended March 31, 2018, a decrease of $1.7 million, or 6%, from $26.9 million for the three months ended March 31, 2017.  Asset-based expenses associated with platform distribution and sub-administration have increased year over year due to the increase in fund AUM.  Broker-dealer distribution fees decreased due to the mix of mutual fund assets shifting to lower 12b-1 paying share classes.  Fund expense reimbursements and middle-office expense have decreased year over year due to operational efficiencies.  The decrease in sub-advisory expense is a result of a decline in the assets included under our two sub-advisory relationships.

General and Administrative Expenses

General and administrative expenses primarily consist of investment research and technology costs, professional and marketing fees, travel, rent, insurance and other general operating expenses. General and administrative expenses increased by $0.2 million, or 2%, to $9.1 million for the three months ended March 31, 2018, from $8.9 million for the three months ended March 31, 2017.  Included in general and administrative expenses for the three months ended March 31, 2018 was $1.9 million of one-time costs related to the Credit Agreement that were not eligible to be capitalized.  This largely was offset by decreases in occupancy, technology and other business expenses due to operational efficiencies.

Depreciation and Amortization

Depreciation and amortization expense consists primarily of the depreciation of property and equipment as well as the amortization of acquired intangibles that have a definite life. Depreciation and amortization decreased by $1.8 million, or 28%, to $6.4 million for the three months ended March 31, 2018, from $8.2 million for the three months ended March 31, 2017, primarily due to lower amortization as certain intangible assets acquired in connection with the management-led buyout with Crestview GP reached the end of their useful lives.

Acquisition-Related Costs

Acquisition-related costs include legal fees, advisory services, mutual fund proxy voting costs and other one-time expenses related to acquisitions.  There were no acquisition-related costs in the three months ended March 31, 2018.

Restructuring and Integration Costs

Restructuring and integration costs include costs incurred in connection with business combinations, asset purchases and changes in business strategy. Restructuring and integration costs decreased by $0.8 million to $0.3 million for the three months ended March 31, 2018, from $1.1 million for the three months ended March 31, 2017, due to costs incurred for contract breakage associated with the integration of RS Investments onto our operations and technology platform that occurred in the first quarter of 2017.

Interest Expense and Other Financing Costs

Interest expense and other financing costs consists primarily of interest expense attributable to long-term debt. Interest expense and other financing costs decreased by $5.5 million, or 44%, to $7.1 million for the three months ended March 31, 2018, from $12.6 million for the three months ended March 31, 2017 as a result of refinancing activities.  See Note 7 to the unaudited condensed consolidated financial statements for further discussion.

Loss on Debt Extinguishment

Loss on debt extinguishment consists of the write-off of previously capitalized debt-related costs upon the termination of the debt.  During the three months ended March 31, 2018, the Company recognized a $6.1 million loss on debt extinguishment consisting of $4.2 million of debt issuance costs and $1.9 million of debt discount upon the termination of the 2014 Credit Agreement.  See Note 7 to the unaudited condensed consolidated financial statements for further discussion.

Income Tax Expense

The provision for income taxes for the three months ended March 31, 2018 and 2017 comprises U.S. federal, state and local taxes and foreign income taxes payable by certain of our subsidiaries. The difference between our effective tax rate and the statutory federal rate of 21% are state, local and foreign income taxes and non-deductible expenses.

On December 22, 2017, the Tax Act was enacted. The Tax Act significantly revised the U.S. corporate income tax law by, among other things, decreasing the federal corporate income tax rate from 35% to 21% effective January 1, 2018. Effective January 1, 2018, we estimate the impact of the Tax Act lowered our combined statutory federal, state, local and foreign income tax rate from approximately 38% to 25% thus lowering our income tax expense beginning in calendar year 2018. The reduction in our combined statutory federal, state, local and foreign income tax rate also reduces the tax benefit resulting from the tax deduction of goodwill and acquired intangible assets beginning in 2018.

Supplemental Non-GAAP Financial Information

We use non-GAAP performance measures to evaluate the underlying operations of our business. Due to our acquisitive nature, there are a number of acquisition and restructuring related expenses included in GAAP measures that we believe distort the economic value of our organization and we believe that many investors use this information when assessing the financial performance of companies in the investment management industry. We have included these non-GAAP measures to provide investors with the same financial metrics used by management to assess the operating performance of our Company. The non-GAAP measures we report are Adjusted EBITDA and Adjusted Net Income.

The following table sets forth a reconciliation from GAAP financial measures to non-GAAP measures for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2018	2017
Reconciliation of non-GAAP financial measures:
Net income	$10,524	$4,413
GAAP income tax expense	3,557	2,866
Income before taxes	$14,081	$7,279
Interest expense(1)	8,094	11,596
Depreciation(2)	736	915
Other business taxes(3)	375	450
GAAP amortization of acquisition-related intangibles(4)	5,676	7,238
Stock-based compensation(5)	3,322	2,301
Acquisition, restructuring and exit costs(6)	518	2,603
Debt issuance costs(7)	6,702	914
Pre-IPO governance expenses(8)	141	288
Losses on equity method investments(9)	137	—
Adjusted EBITDA	$39,782	$33,584

($ in		Three Months Ended March 31,
thousands)		2018	2017
Reconciliation of non-GAAP financial measures:
Net income		$10,524	$4,413
Adjustments to reflect the operating performance of the Company:
i.	Other business taxes(3)	375	450
ii.	GAAP amortization of acquisition-related intangibles(4)	5,676	7,238
iii.	Stock-based compensation(5)	3,322	2,301
iv.	Acquisition, restructuring and exit costs(6)	518	2,603
v.	Debt issuance costs(7)	6,702	914
vi.	Pre-IPO governance expenses(8)	141	288
Tax effect of above adjustments(10)		(4,183)	(5,242)
Adjusted Net Income		$23,075	$12,965
Tax benefit of goodwill and acquired intangibles(11)		$3,320	$4,891

(1)                                 We add back interest paid on debt and other financing costs, net of interest income; interest expense is included in “Interest expense and other financing costs” and the write-off of debt discount is shown in “Loss on debt extinguishment” in our unaudited condensed consolidated financial statements, while interest income is shown in “Interest income and other income” in our unaudited condensed consolidated financial statements.

(2)                                 We add back depreciation on property and equipment; included in “Depreciation and amortization” in our unaudited condensed consolidated financial statements.

(3)                                 We add back other business taxes; other business taxes are included in “General and administrative” in our unaudited condensed consolidated financial statements.

(4)                                 We add back amortization of acquisition-related intangibles; included in “Depreciation and amortization” in our unaudited condensed consolidated financial statements.

(5)                                 We add back the expense associated with stock-based compensation associated with equity issued from pools that were created in connection with the management-led buyout with Crestview GP from KeyCorp, the Munder Acquisition and the RS Acquisition and as a result of IPO-related equity grants; included in “Personnel compensation and benefits” in our unaudited condensed consolidated financial statements.

(6)                                 We add back direct incremental costs of acquisitions and the IPO, including expenses associated with third-party advisors, proxy solicitations of mutual fund shareholders for transaction consents, vendor contract early termination costs, impairment of receivables recorded in connection with an acquisition, and severance, retention and transaction incentive compensation. Severance, retention and transaction incentive compensation is included in “Personnel compensation and benefits” in our unaudited condensed consolidated financial statements, impairment of receivables recorded in connection with an acquisition is included in “Interest income and other income/(expense),” costs associated with professional services incurred in connection with IPO readiness are included in “General and administrative”; all other incremental costs are included in “Restructuring and integration costs” or “Acquisition-related costs.”

($ in	Three Months Ended March 31,
thousands)	2018	2017
Restructuring and integration costs	$264	$1,130
General and administrative	254	—
Acquisition-related costs	—	1,333
Personnel compensation and benefits	—	140

(7)                                 We add back debt issuance costs; included in “Interest expense and other financing costs”, “General and administrative” and “Loss on debt extinguishment” in our unaudited condensed consolidated financial statements. See “—Liquidity and Capital Resources” for more information.

(8)                                 We add back pre-IPO governance expenses paid to Crestview and Reverence Capital, included in “General and administrative” in our unaudited condensed consolidated financial statements. These payments terminated as of the completion of the IPO.

(9)                                 We adjust for earnings/losses on equity method investments, included in “Interest income and other income/(expenses)” in our unaudited condensed consolidated financial statements.

(10)                          For the three months ended March 31, 2018, reflects income taxes of 25% applied to the sum of line items i. to vi.; 25% represents statutory federal income tax rate of 21% plus an estimate for state, local and foreign income taxes. For the three months ended March 31, 2017, reflects income taxes of 38% applied to the sum of line items i. to vi.; 38% represents statutory federal income tax rate of 35% plus an estimate for state, local and foreign income taxes.

(11)                          Represents the tax benefits associated with deductions allowed for intangibles and goodwill generated from prior acquisitions in which we received a step-up in basis for tax purposes. Acquired intangible assets and goodwill may be amortized for tax purposes, generally over a 15-year period. The tax benefit from amortization on these assets is included to show the full economic benefit of deductions for all acquired intangibles with a step-up in tax basis. Due to our acquisitive nature, tax deductions allowed on acquired intangible assets and goodwill provide us with a significant supplemental economic benefit.

Effective January 1, 2018, we estimate the impact of the Tax Act lowered our combined statutory federal, state, local and foreign income tax rate from approximately 38% to 25% thus lowering our income tax expense beginning in calendar year 2018. The reduction in our combined statutory federal, state, local and foreign income tax rate also reduces the tax benefit resulting from the tax deduction of goodwill and acquired intangible assets beginning in 2018.

Non-GAAP measures should be considered in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP.  Our non-GAAP measures may differ from similar measures at other companies, even if similar terms are used to identify these measures.

Liquidity and Capital Resources

Our primary uses of cash relate to repayment of our debt obligations and funding working capital needs and are expected to be met primarily through cash generated from our operations. The following table shows our liquidity position as of March 31, 2018 and December 31, 2017.

	March 31,	December 31,
($ in thousands)	2018	2017
Cash and cash equivalents	$12,296	$12,921
Accounts and other receivables	54,763	55,917
Undrawn commitment on revolving credit facility	50,000	25,000
Accounts and other payables	(46,408)	(51,301)

We manage our cash balances in order to fund our day-to-day operations. Our accounts receivable consist primarily of investment management fees that have been earned but not yet received from clients. Included in other receivables are amounts due under a contract with a third party acquired in connection with the RS Acquisition, income and other taxes receivable and amounts receivable from the funds. We perform a review of our receivables on a monthly basis to access collectability.

We maintained a $50.0 million revolving credit facility at March 31, 2018, which had $50.0 million undrawn as of March 31, 2018.  We maintained a $25.0 million revolving credit facility at December 31, 2017 which had $25.0 million undrawn as of December 31, 2017. On May 3, 2018, the Company signed an amendment to the Credit Agreement increasing the revolving credit facility from $50.0 million to $100.0 million.  See Note 13 to the unaudited condensed consolidated financial statements for further discussion.

Debt Refinancing

On February 12, 2018, concurrently with the closing of the IPO, we entered into the Credit Agreement, among the Company, as borrower, the lenders from time to time party thereto, administrative agent and collateral agent, and the other parties thereto, under which we received seven-year term loans in an aggregate principal amount of $360.0 million and established a five-year revolving credit facility (which was unfunded as of closing) with aggregate commitments of $50.0 million. Subject to certain terms and conditions set forth in the Credit Agreement, we may incur additional loans or commitments under the Credit Agreement in an aggregate principal amount of up to $154.0 million or, if greater, 100% of Consolidated Adjusted EBITDA (as defined in the Credit Agreement) for the most recently ended period of four fiscal quarters, plus certain additional amounts set forth in the Credit Agreement.

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

The Credit Agreement contains customary affirmative and negative covenants, including covenants that affect, among other things, the ability of us and our subsidiaries to incur additional indebtedness, create liens, merge or dissolve, make investments, dispose of assets, engage in sale and leaseback transactions, make distributions and dividends and prepayments of junior indebtedness, engage in transactions with affiliates, enter into restrictive agreements, amend documentation governing junior indebtedness, modify our fiscal year and modify our organizational documents, subject to customary exceptions, thresholds, qualifications and “baskets.” In addition, the Credit Agreement contains a financial performance covenant, requiring a maximum first lien leverage ratio, measured as of the last day of each fiscal quarter on which outstanding borrowings under the revolving credit facility exceed 35.0% of the commitments thereunder (excluding certain letters of credit), of no greater than 4.00 to 1.00.

On February 21, 2018, the Company repaid $10.0 million of the outstanding term loans under the Credit Agreement, and on March 19, 2018, the Company used the net proceeds from the underwriters’ exercise of their option and cash on hand to repay an additional $27.0 million of the outstanding term loans under the Credit Agreement.  The aggregate principal amount of loans outstanding under the Credit Agreement on March 31, 2018 was $323.0 million. See Note 7 to the unaudited condensed consolidated financial statements for further discussion.

On April 11, 2018 and May 3, 2018, the Company repaid $15.0 million and $3.0 million respectively of outstanding term loans under the Credit Agreement decreasing the aggregate principal amount of loans outstanding under the Credit Agreement to $305.0 million resulting in an annualized interest expense savings of $900k at our current interest rate.  See Note 13 to the unaudited condensed consolidated financial statements for further discussion.

On May 3, 2018, the Company signed an amendment to the Credit Agreement increasing the revolving credit facility from $50.0 million to $100.0 million.  See Note 13 to the unaudited condensed consolidated financial statements for further discussion.

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

Cash Flows for the Three Months Ended March 31, 2018 and 2017

	Three Months Ended March 31,
($ in thousands)	2018	2017
Net cash from operating activities	$25,872	$9,674
Net cash used in investing activities	(2,719)	(1,562)
Net cash used by financing activities	(23,817)	(12,467)

Operating activities provided net cash of $25.9 million and $9.7 million for the three months ended March 31, 2018 and 2017, respectively. The $16.2 million increase in net cash provided by operating activities was primarily due to growth in the business and lower interest expense as a result of refinancing activities.

Investing activities consist primarily of acquisitions and sales of property and equipment, as well as the purchase and sales of trading securities related to our deferred compensation plan and other investing activities related to our business operations. Investing activities used net cash of $2.7 million and $1.6 million for the three months ended March 31, 2018 and 2017, respectively. The $1.1 million increase in the net cash used in investing activities was primarily due to a $1.0 million equity investment in Cerebellum Capital on February 1, 2018.

Financing activities consist primarily of proceeds received or paid from the issuance or repurchase of equity, debt-related activity and dividend payments to our stockholders. For the three months ended March 31, 2018, financing activities included, but were not limited to, the generation of net IPO proceeds of $156.5 million: $143.0 million received at the closing of the IPO and $13.5 million received at the subsequent closing of the underwriters’ exercise of their option, the incurrence of $360.0 million of term loans under the Credit Agreement, the repayment of $499.7 million of term loans under the 2014 Credit Agreement and the repayment of long-term debt under the Credit Agreement of $37.0 million. For the three months ended March 31, 2017, financing activities included, but were not limited to, the incurrence of $125.0 million of incremental term loans under the 2014 Credit Agreement, the payment of a dividend to stockholders in the amount of $119.9 million and the repayment of long-term debt in the amount of $7.9 million. Financing activities used net cash of $23.8 million and $12.5 million for the three months ended March 31, 2018 and 2017, respectively.

Contractual Obligations

Except for principal payments on borrowings, interest payable and the Cerebellum Capital commitment, there have been no material changes outside of the ordinary course of business in our contractual obligations since December 31, 2017 as disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7 of our Form 10-K for the year ended December 31, 2017.

The table below sets forth these changes as of March 31, 2018, but does not update the other line items in the contractual obligations table that appear in the section of the Form 10-K described above:

	Payments Due
($ in thousands)	Total	Remainder of 2018	One to Three Years	Three to Five Years	More Than Five Years
Principal payments on borrowings(1)	$323,000	$—	$—	$—	$323,000
Interest payable(1)(2)	113,636	12,465	33,089	33,089	34,993
Cerebellum Capital commitment(3)	3,000	3,000	—	—	—
Total	$439,636	$15,465	$33,089	$33,089	$357,993

(1)                                 The total principal payments on borrowings reflects the gross amount of principal outstanding on the term loans under the Credit Agreement as of March 31, 2018. On April 11, 2018 and May 3, 2018, the Company repaid $15.0 million and $3.0 million respectively of outstanding term loans under the Credit Agreement.  After giving effect to such repayments, the current principal amount of term loans outstanding under the Credit Agreement is $305.0 million.

(2)                                 The total interest payable reflects the interest due on the principal amount of the term loans outstanding under the Credit Agreement as of March 31, 2018 using the 5.05% interest rate in effect on that date.

(3)                                 On March 2, 2018, the Company agreed to purchase an additional $3.0 million of participating preferred units in Cerebellum Capital in three installments of $1.0 million each on April 1, 2018, July 1, 2018 and October 1, 2018.

Off-Balance Sheet Arrangements

In connection with dividends declared in May 2015, November 2015, February 2017 and December 2017, holders of restricted stock awards that were unvested at the time such dividends were declared are entitled to be paid the dividends as and when the restricted stock vests. Holders of stock options that were unvested at the time the November 2015 dividend and the December 2017 dividend were declared are entitled to receive a cash bonus equivalent of the November 2015 dividend and the December 2017 dividend as and when their stock options vest. These amounts are not recorded as a liability until and unless the awards vest in accordance with their respective agreements. As of March 31, 2018, the cash bonuses and distributions related to the May 2015, November 2015, February 2017 and December 2017 dividends on unvested and outstanding restricted shares and options totaled $2.1 million.

On March 2, 2018, the Company agreed to purchase an additional $3.0 million of participating preferred units in Cerebellum in three installments of $1.0 million each on April 1, 2018, July 1, 2018 and October 1, 2018.  The Company made the first $1.0 million investment in additional participating preferred units on April 1, 2018. The investments are recorded when cash is paid to Cerebellum Capital and the corresponding participating preferred units are issued.

Critical Accounting Policies and Estimates

Our financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates. Actual results will vary from these estimates. A discussion of our critical accounting policies and estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2017 Form 10-K. A complete description of our significant accounting policies is included in our 2017 audited consolidated financial statements and accompanying notes included in our 2017 Form 10-K. See Note 2 to the unaudited condensed consolidated financial statements for new accounting policies adopted in the quarter ended March 31, 2018.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

The value of our AUM was $60.9 billion at March 31, 2018. A 10% increase or decrease in the value of our AUM, if proportionately distributed over all of our strategies, products and client relationships, would cause an annualized increase or decrease in our revenues of approximately $42.0 million at our weighted-average fee rate of 69 basis points for the quarter ended March 31, 2018. Because of declining fee rates from larger relationships and differences in our fee rates across investment strategies, a change in the composition of our AUM, in particular, an increase in the proportion of our total AUM attributable to strategies, clients or relationships with lower effective fee rates, could have a material negative impact on our overall weighted-average fee rate. The same 10% increase or decrease in the value of our total AUM, if attributed entirely to a proportionate increase or decrease in the AUM of the Victory Funds, to which we provide a range of services in addition to those provided to institutional separate accounts, would cause an annualized increase or decrease in our revenues of approximately $54.2 million at the Victory Funds’ aggregate weighted-average fee rate of 89 basis points for the quarter ended March 31, 2018. If the same 10% increase or decrease in the value of our total AUM was attributable entirely to a proportionate increase or decrease in the assets of our institutional separate accounts, it would cause an annualized increase or decrease in our revenues of approximately $28.0 million at the weighted-average fee rate across all of our institutional separate accounts of 46 basis points for the quarter ended March 31, 2018.

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

Exchange Rate Risk

A portion of the accounts that we advise hold investments that are denominated in currencies other than the U.S. dollar. To the extent our AUM are denominated in currencies other than the U.S. dollar, the value of that AUM will decrease with an increase in the value of the U.S. dollar, or increase with a decrease in the value of the U.S. dollar. Each investment team monitors its own exposure to exchange rate risk and makes decisions on how to manage that risk in the portfolios they manage. We believe many of our clients invest in those strategies in order to gain exposure to non-U.S. currencies, or may implement their own hedging programs. As a result, we generally do not hedge an investment portfolio’s exposure to non-U.S. currency.

We have not adopted a corporate-level risk management policy to manage this exchange rate risk. Assuming 7% of our AUM are invested in securities denominated in currencies other than the U.S. dollar and excluding the impact of any hedging arrangement, a 10% increase or decrease in the value of the U.S. dollar would decrease or increase the fair value of our AUM by $426.3 million, which would cause an annualized increase or decrease in revenues of approximately $2.9 million at our weighted-average fee rate for the business of 69 basis points for the quarter ended March 31, 2018.

We operate in several foreign countries and incur operating expenses associated with these operations. In addition, we have revenue and revenue-sharing arrangements that are denominated in non-U.S. currencies. We do not believe foreign currency fluctuations materially affect our results of operations.

Interest Rate Risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates.  At March 31, 2018, we were exposed to interest rate risk as a result of the amounts outstanding under the Credit

Agreement.  See “—Liquidity and Capital Resources” for a description of the amounts outstanding as of such date and the applicable interest rate.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow for timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) at March 31, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. The Company is not currently a party to any material legal proceedings.

Item 1A. Risk Factors.

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our latest annual report on Form 10-K, which is accessible on the SEC’s website at www.sec.gov. There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of our 2017 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities.

On January 1, 2018, the Company granted to its employees options to purchase an aggregate of 357,256 shares of its common stock under its 2013 Plan at an exercise price of $14.27 per share.

On January 1, 2018 the Company granted to its employees an aggregate of 1,678,743 shares of restricted stock under its 2013 Plan.

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

On February 12, 2018, we issued 11,700,000 shares of Class A common stock in the IPO at a price of $13.00 per share. On March 13, 2018, the Company issued an additional 1,110,860 shares of Class A common stock pursuant to the underwriters’ exercise of their option. The net proceeds totaled $156.5 million: $143.0 million received at the closing of the IPO and $13.5 million received at the subsequent closing of the underwriters’ exercise of their option, after deducting in each case underwriting discounts.

Net proceeds received from the IPO and the Credit Agreement of $143.0 million and $355.9 million, respectively, were used concurrent with the closing of the IPO, together with $0.8 million of cash on hand, to repay the $499.7 million of outstanding term loans under the 2014 Credit Agreement. On February 21, 2018, the Company repaid $10.0 million of outstanding term loans under the Credit Agreement, and on March 19, 2018, the Company used the net proceeds from the underwriters’ exercise of their option and cash on hand to repay an additional $27.0 million of the outstanding term loans under the Credit Agreement. See Note 7 of our unaudited condensed consolidated financial statements included elsewhere in this report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the three months ended March 31, 2018, the Company made no purchases of its common stock.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following information formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (ii) Unaudited Condensed Consolidated Statements of Operations for the quarters ended March 31, 2018 and 2017, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the quarters ended March 31, 2018 and 2017, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the quarters ended March 31, 2018 and 2017, (v) Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the quarter ended March 31, 2018 and 2017 and (vi) Notes to Unaudited Condensed Consolidated Financial Statements for the quarters ended March 31, 2018 and 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of May 2018.

VICTORY CAPITAL HOLDINGS, INC.

By:	/s/ TERENCE F. SULLIVAN
	Name:	Terence F. Sullivan
	Title:	Chief Financial Officer and Head of Strategy