Form 10-Q
period 2018-06-30
Victory Capital Holdings, Inc.
filed 2018-08-13
CIK 1570827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from                   to

Commission file number: 001-38388

Victory Capital Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	32-0402956
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4900 Tiedeman Road 4th Floor
Brooklyn, OH	44144
(Address of principal executive offices)	(Zip Code)

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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share and Class B common stock, par value $0.01 per share, as of July 27, 2018 were 12,905,398 and 55,002,559, respectively.

In this report, when we refer to:

•	the “2014 Credit Agreement”, we are referring to the credit agreement dated as of October 31, 2014 (as amended);
•	“CEMP,” we are referring to Compass Efficient Model Portfolios, LLC;
•	the “CEMP Acquisition,” we are referring to our acquisition of the CEMP business in 2015;
•	“Cerebellum,” we are referring to Cerebellum Capital, LLC;
•	the “Credit Agreement”, we are referring to the credit agreement dated as of February 12, 2018;
•	“Crestview,” we are referring to Crestview Advisors, L.L.C.;
•	“Crestview GP,” we are referring to Crestview Partners II GP, L.P.;
•	“ETFs,” we are referring to exchange‑traded funds;
•	“IPO,” we are referring to the initial public offering of Class A common stock of Victory Capital Holdings, Inc.;
•	“Munder,” we are referring to our Munder Capital Management Franchise;
•	the “Munder Acquisition,” we are referring to our acquisition of Munder Capital in 2014;
•	“Munder Capital,” we are referring to Munder Capital Management;
•	“Reverence Capital,” we are referring to Reverence Capital Partners, LP;

•	the “RS Acquisition,” we are referring to our acquisition of RS Investments in 2016;
•	“RS Investments,” we are referring to RS Investment Management Co. LLC;
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

•	“VictoryShares”, we are referring to Victory’s ETF brand;
•	“VCM,” we are referring to Victory Capital Management Inc., our wholly owned registered investment adviser; and
•	“VCA” we are referring to Victory Capital Advisers, Inc., our broker‑dealer subsidiary registered with the Securities and Exchange Commission.

Forward‑Looking Statements

This report contains, and from time to time our management may make, forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Statements regarding future events and our future performance, as well as management’s current expectations, beliefs, plans, estimates, or projections relating to the future are forward-looking statements within the meaning of these laws. These forward‑looking statements include, without limitation, statements regarding our industry, business strategy, plans, goals and expectations concerning our market position, future operations, margins, profitability, future efficiencies, capital expenditures, liquidity and capital resources and other financial and operating information. When used in this discussion, the words “may,” “believes,” “intends,” “seeks,” “anticipates,” “plans,” “estimates,” “expects,” “should,” “assumes,” “continues,” “could,” “will,” “future” and the negative of these or similar terms and phrases are intended to identify forward‑looking statements in this report.

Forward‑looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Although we believe the expectations reflected in the forward‑looking statements are reasonable, we can give no assurance that these expectations will prove to have been correct. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. Actual events, results and outcomes may differ materially from our expectations due to a variety of known and unknown risks, uncertainties and other factors. Although it is not possible to identify all of these risks and factors, they include, among others, the following:

•	reductions in AUM based on investment performance, client withdrawals, difficult market conditions and other factors;
•	the nature of our contracts and investment advisory agreements;
•	our ability to maintain historical returns and sustain our historical growth;
•	our dependence on third parties to market our strategies and provide products or services for the operation of our business;
•	our ability to retain key investment professionals or members of our senior management team;

•	our reliance on the technology systems supporting our operations;
•	our ability to successfully acquire and integrate new companies;
•	the concentration of our investments in long only small‑ and mid‑cap equity and U.S. clients;
•	risks and uncertainties associated with non‑U.S. investments;
•	our efforts to establish and develop new teams and strategies;
•	the ability of our investment teams to identify appropriate investment opportunities;
•	our ability to limit employee misconduct;
•	our ability to meet the guidelines set by our clients;
•	our exposure to potential litigation (including administrative or tax proceedings) or regulatory actions;
•	our ability to implement effective information and cyber security policies, procedures and capabilities;
•	our substantial indebtedness;
•	the potential impairment of our goodwill and intangible assets;
•	disruption to the operations of third parties whose functions are integral to our ETF platform;
•	our determination that we are not required to register as an “investment company” under the 1940 Act;
•	the fluctuation of our expenses;
•	our ability to respond to recent trends in the investment management industry;
•	the level of regulation on investment management firms and our ability to respond to regulatory developments;
•	the competitiveness of the investment management industry;
•	the dual class structure of our common stock;
•	the level of control over us retained by Crestview GP;
•	our status as an emerging growth company and a controlled company; and
•

other risks and factors listed under the caption “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 29, 2018, which is accessible on the SEC’s website at www.sec.gov.

In light of these risks, uncertainties and other factors, the forward‑looking statements contained in this report might not prove to be accurate. All forward‑looking statements speak only as of the date made and we undertake no obligation to update or revise publicly any forward‑looking statements, whether as a result of new information, future events or otherwise.

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements.

Victory Capital Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except for shares)

	June 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$15,162	$12,921
Receivables	51,813	55,917
Prepaid expenses	2,855	5,441
Investments	13,466	11,336
Property and equipment, net	8,975	8,844
Goodwill	284,108	284,108
Other intangible assets, net	397,130	408,000
Other assets	7,735	6,055
Total assets	$781,244	$792,622
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$17,356	$21,996
Accrued compensation and benefits	23,771	29,305
Consideration payable for acquisition of business	10,133	9,856
Deferred tax liability, net	4,409	4,068
Other liabilities	16,929	12,989
Long-term debt	287,907	483,225
Total liabilities	360,505	561,439
Stockholders' equity:
Common stock, $0.01 par value per share: 2018 - no shares authorized, issued and outstanding; 2017 - 78,837,300 shares authorized, 57,182,730 issued and 55,118,673 shares outstanding	—	572
Class A common stock, $0.01 par value per share: 2018 - 400,000,000 shares authorized, 12,971,510 shares issued and 12,905,398 shares outstanding ; 2017 - no shares authorized, issued and outstanding	130	—
Class B common stock, $0.01 par value per share: 2018 - 200,000,000 shares authorized, 57,059,845 shares issued and 54,995,788 shares outstanding; 2017 - no shares authorized, issued and outstanding	570	—
Additional paid-in capital	595,191	435,334
Class A treasury stock, at cost: 2018 - 66,112 shares; 2017 - no shares	(720)	—
Class B treasury stock, at cost: 2018 and 2017 - 2,064,057 shares	(20,899)	(20,899)
Accumulated other comprehensive income	47	64
Retained deficit	(153,580)	(183,888)
Total stockholders' equity	420,739	231,183
Total liabilities and stockholders' equity	$781,244	$792,622

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands except share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue
Investment management fees	$88,998	$84,474	$178,128	$168,589
Fund administration and distribution fees	15,401	16,460	31,235	33,006
Total revenue	104,399	100,934	209,363	201,595
Expenses
Personnel compensation and benefits	37,140	35,025	73,943	70,675
Distribution and other asset-based expenses	24,127	26,544	49,288	53,425
General and administrative	7,088	8,261	16,144	17,182
Depreciation and amortization	5,931	8,131	12,343	16,285
Change in value of consideration payable for acquisition of business	(4)	(25)	(4)	(25)
Acquisition-related costs	(5)	228	(5)	591
Restructuring and integration costs	438	3,331	702	4,461
Total operating expenses	74,715	81,495	152,411	162,594
Income from operations	29,684	19,439	56,952	39,001
Other income (expense)
Interest income and other income/(expense)	8	(1,914)	(29)	(1,569)
Interest expense and other financing costs	(4,706)	(13,843)	(11,798)	(26,471)
Loss on debt extinguishment	—	—	(6,058)	—
Total other income (expense), net	(4,698)	(15,757)	(17,885)	(28,040)
Income before income taxes	24,986	3,682	39,067	10,961
Income tax expense	(6,311)	(1,328)	(9,868)	(4,194)
Net income	$18,675	$2,354	$29,199	$6,767
Earnings per share - basic	$0.27	$0.04	$0.45	$0.12
Earnings per share - diluted	$0.26	$0.04	$0.42	$0.11
Weighted average shares outstanding - basic	67,948,732	54,825,386	64,791,435	54,819,604
Weighted average shares outstanding - diluted	72,135,290	58,985,367	69,352,895	58,872,192
Dividends declared per share	$—	$—	$—	$2.19

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$18,675	$2,354	$29,199	$6,767
Other comprehensive income, net of tax
Net unrealized income on available-for-sale securities	7	16	12	46
Net unrealized income on cash flow hedges	—	103	—	195
Net unrealized gain (loss) on foreign currency translation	(58)	41	(29)	74
Total other comprehensive income (loss), net of tax	(51)	160	(17)	315
Comprehensive income	$18,624	$2,514	$29,182	$7,082

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except for shares)

								Accumulated
							Additional	Other
	Common Stock			Treasury Stock			Paid-In	Comprehensive	Retained
	Class A	Class B	Pre-IPO	Class A	Class B	Pre-IPO	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2017	$—	$—	$572	$—	$—	$(20,899)	$435,334	$64	$(183,888)	$231,183
Issuance of Class A common stock, net of underwriter discount	$128	$—	$—	$—	$—	$—	$156,421	$—	$—	$156,549
Class A common stock offering costs	$—	$—	$—	$—	$—	$—	$(4,556)	$—	$—	$(4,556)
Redesignation of common stock	$—	$572	$(572)	$—	$(20,899)	$20,899	$—	$—	$—	$—
Share conversion - Class B to A	$2	$(2)	$—	$—	$—	$—	$—	$—	$—	$—
Repurchase of shares	$—	$—	$—	$(720)	$—	$—	$—	$—	$—	$(720)
Exercise of options	$—	$—	$—	$—	$—	$—	$12	$—	$—	$12
Fractional shares retired	$—	$—	$—	$—	$—	$—	$(2)	$—	$—	$(2)
Cumulative effect adjustment for adoption of ASU 2016-09	$—	$—	$—	$—	$—	$—	$512	$—	$1,306	$1,818
Other comprehensive loss	$—	$—	$—	$—	$—	$—	$—	$(17)	$—	$(17)
Stock-based compensation	$—	$—	$—	$—	$—	$—	$7,470	$—	$—	$7,470
Dividend	$—	$—	$—	$—	$—	$—	$—	$—	$(197)	$(197)
Net income	$—	$—	$—	$—	$—	$—	$—	$—	$29,199	$29,199
Balance, June 30, 2018	$130	$570	$—	$(720)	$(20,899)	$—	$595,191	$47	$(153,580)	$420,739

								Accumulated
							Additional	Other
	Common Stock			Treasury Stock			Paid-In	Comprehensive	Retained
	Class A	Class B	Pre-IPO	Class A	Class B	Pre-IPO	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2016	$—	$—	$565	$—	$—	$(16,245)	$421,747	$(537)	$(74,532)	$330,998
Issuance of common stock	$—	$—	$2	$—	$—	$—	$1,910	$—	$—	$1,912
Repurchase of shares	$—	$—	$—	$—	$—	$(4,494)	$—	$—	$—	$(4,494)
Equity awards modified to liabilities	$—	$—	$—	$—	$—	$—	$(1,526)	$—	$—	$(1,526)
Other comprehensive income	$—	$—	$—	$—	$—	$—	$—	$315	$—	$315
Stock-based compensation	$—	$—	$—	$—	$—	$—	$5,862	$—	$—	$5,862
Dividend	$—	$—	$—	$—	$—	$—	$—	$—	$(119,950)	$(119,950)
Other	$—	$—	$—	$—	$—	$—	$—	$—	$(11)	$(11)
Net income	$—	$—	$—	$—	$—	$—	$—	$—	$6,767	$6,767
Balance, June 30, 2017	$—	$—	$567	$—	$—	$(20,739)	$427,993	$(222)	$(187,726)	$219,873

Victory Capital Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except for shares) (continued)

	Shares of Common Stock			Shares of Treasury Stock
	Class A	Class B	Pre-IPO	Class A	Class B	Pre-IPO
Balance, December 31, 2017	–	–	57,182,730	–	–	(2,064,057)
Issuance of Class A common stock	12,810,860	–	–	–	–	–
Redesignation of common stock	–	57,184,766	(57,184,766)	–	(2,064,057)	2,064,057
Share conversion - Class B to A	160,650	(160,650)	–	–	–	–
Repurchase of shares	–	–	–	(66,112)
Vesting of restricted share grants	–	30,992	2,036	–	–	–
Exercise of options	–	5,000	–	–	–	–
Fractional shares retired	–	(263)	–	–	–	–
Balance, June 30, 2018	12,971,510	57,059,845	–	(66,112)	(2,064,057)	–

	Shares of Common Stock			Shares of Treasury Stock
	Class A	Class B	Pre-IPO	Class A	Class B	Pre-IPO
Balance, December 31, 2016	–	–	56,505,321	–	–	(1,719,529)
Issuance of common stock	–	–	201,649	–	–	–
Repurchase of shares	–	–	–	–	–	(332,660)
Vesting of restricted share grants	–	–	41,345	–	–	–
Equity awards modified to liabilities	–	–	(6,657)	–	–	–
Balance, June 30, 2017	–	–	56,741,658	–	–	(2,052,189)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net income	$29,199	$6,767
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	2,205	3,649
Depreciation and amortization	12,343	16,285
Deferred financing costs and derivative and accretion expense	1,646	3,330
Stock-based and deferred compensation	9,434	8,514
Change in fair value of contingent consideration obligations	(4)	(25)
Loss on other receivable	114	2,011
Unrealized depreciation (appreciation) on investments	(122)	(265)
Loss on equity method investment	339	173
Loss on debt extinguishment	6,058	—
Changes in operating assets and liabilities:
Receivables	3,103	17,217
Prepaid expenses	(405)	(3,476)
Other assets	155	(26)
Accounts payable and accrued expenses	(2,220)	(7,954)
Accrued compensation and benefits	(5,529)	(18,549)
Other liabilities	3,276	(557)
Net cash provided by operating activities	59,592	27,094
Cash flows from investing activities
Purchases of property and equipment	(1,308)	(1,817)
Disposal of property and equipment due to restructuring	—	1,407
Purchases of investments	(2,612)	(3,126)
Sales of investments	628	1,201
Equity method investment	(2,000)	—
Net cash used in investing activities	(5,292)	(2,335)
Cash flows from financing activities
Issuance of Class A common stock, net of underwriter discount	156,549	—
Payment of Class A common stock deferred offering costs	(4,289)	—
Issuance of Class B common stock	10	1,912
Repurchase of common stock	(720)	(4,494)
Payment of equity awards modified to liabilities	—	(1,803)
Proceeds from long-term senior debt	359,100	125,000
Repayment of draw on line of credit	—	(3,500)
Payment of debt financing fees	(2,429)	(1,733)
Repayment of long-term senior debt	(559,750)	(15,877)
Repayment of promissory note	(287)	(287)
Payment of dividends	(197)	(119,950)
Payment of consideration for acquisition	—	(5,535)
Net cash used in financing activities	(52,013)	(26,267)
Effect of changes of foreign exchange rate on cash and cash equivalents	(46)	—
Net increase (decrease) in cash and cash equivalents	2,241	(1,508)
Cash and cash equivalents, beginning of period	12,921	16,441
Cash and cash equivalents, end of period	$15,162	$14,933
Supplemental cash flow information
Cash paid for interest	$10,136	$22,961
Cash paid for income taxes	4,837	343
Supplemental disclosure of non-cash item
Class A common stock offering costs reclassed from prepaid expenses to additional paid in capital	267	—
Settlement of compensation liability with issuance of restricted share awards	180	—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Quarters Ended June 30, 2018 and 2017

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

Changes in Capital Structure

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

On May 3, 2018, the Credit Agreement was amended to increase aggregate commitments for the revolving credit facility from $50.0 million to $100.0 million. See Note 7 for more information on the Company’s current debt structure.

2. Basis of Presentation and Significant Accounting Policies

The Company prepares its interim unaudited condensed consolidated financial statements on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial condition and results of operations. Operating results for the three months and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly‑owned subsidiaries. All intercompany transactions and balances have been eliminated.

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

The Company’s involvement with non‑consolidated sponsored investment funds that are considered VIEs include providing investment advisory services, fund administration, distribution and compliance services and/or holding a minority interest. At June 30, 2018 and December 31, 2017, the Company’s investments in and maximum risk of loss related to unconsolidated sponsored VIE investment funds totaled $13.0 million and $10.9 million respectively which are included in investments on the unaudited condensed consolidated balance sheets. The Company has not provided financial support to these entities outside the ordinary course of business, which includes assuming operating expenses of funds for competitive or contractual reasons through fee waivers and fund expense reimbursements. The Company does not consolidate the sponsored investment funds in which it had an equity investment as it holds a minority interest, does not direct significant activities of these funds and does not have the right to receive benefits nor the obligation to absorb losses that could potentially be significant to these funds.

During the period ended June 30, 2018, the Company’s involvement with other non‑consolidated VIEs included an equity method investment and put and call option arrangements with Cerebellum Capital, LLC (“Cerebellum Capital”). The Company’s maximum risk of loss associated with Cerebellum Capital totaled $7.0 million and $6.0 million at June 30, 2018 and December 31, 2017, respectively, which includes the $7.0 million investment at June 30, 2018 and as of December 31, 2017, $5.0 million investment and $1.0 million exposure under the put option for the purchase of additional equity. See Note 11.

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

Restructuring and Integration Costs

In connection with business combinations, asset purchases and changes in business strategy, the Company incurs costs integrating investment platforms, products and personnel into existing systems, processes and service provider arrangements and restructuring the business to capture operating expense synergies. These costs include severance‑related expenses related to one‑time benefit arrangements and contract termination costs.

Contract termination liabilities are recorded for contract termination costs when the Company terminates a contract or stops using the product or service covered by the contract. Contract termination liabilities are recognized and measured at fair value. Contract termination costs are recorded in restructuring and integration costs on the unaudited condensed consolidated statements of operations. A rollforward of restructuring and integration liabilities for the three months and six months ended June 30, 2018 and 2017 appears below.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Liability balance, beginning of period	$0.2	$6.1	$0.1	$7.4
Severance expense
RS Investments	—	—	—	0.3
Other	0.4	0.4	0.7	0.4
Munder	—	—	—	—
Contract termination expense
RS Investments	—	2.8	—	3.5
Integration costs	—	0.1	—	0.3
Restructuring and integration costs	0.4	3.3	0.7	4.5
Settlement of liabilities	(0.1)	(6.7)	(0.3)	(9.2)
Liability balance, end of period	$0.5	$2.7	$0.5	$2.7
Accrued expenses	$0.5	$2.4	$0.5	$2.4
Other liabilities	—	0.3	—	0.3
Liability balance, end of period	$0.5	$2.7	$0.5	$2.7

Earnings per share

The calculation of basic earnings per share is based on the weighted average number of shares of the Company’s common stock, Class A common stock and Class B common stock outstanding during the period. Diluted earnings per share is similar to basic earnings per share, but adjusts for the dilutive effect of the potential issuance of incremental shares of all classes of the Company’s common stock. The Company had vested and unvested stock options and unvested restricted stock grants outstanding during the periods presented and applies the treasury stock method to these securities in its calculation of diluted earnings per share. The treasury stock method assumes that the proceeds of exercise are used to purchase common stock at the average market price for the period. The Company does not have any participating securities that would require the use of the two‑class method of computing earnings per share.

Debt Modification

Gains and losses on debt modifications that are considered extinguishments are recognized in current earnings. Debt modifications that are not considered extinguishments are accounted for prospectively through yield adjustments, based on the revised terms. Legal fees and other costs incurred with third parties that are directly related to debt modifications are expensed as incurred and included in general and administrative expense on the unaudited condensed consolidated statements of operations. The analysis as to whether a modification of debt is an extinguishment or modification is performed on a creditor‑by‑creditor basis.

Receivables

Included in receivables on the unaudited condensed consolidated balance sheets are amounts due from a third party under an agreement acquired by the Company in the RS acquisition for RS Investments’ transfer of certain separate accounts to that third party. Pursuant to this agreement, the Company is entitled to receive earn-out payments from the third party in the form of revenue share on the transferred separate accounts through December 31, 2018.

The Company assesses the collectability of this receivable on a quarterly basis. During the three months ended June 30, 2018, the Company recognized a loss of $0.1 million for the difference between cash collected and the related receivable balance. During the three months ended June 30, 2017, the Company recorded a $2.0 million loss to write down this receivable to the remaining cash flows expected to be received under the earn-out arrangement. The $0.1 million and $2.0 million loss recorded in the three months ended June 30, 2018 and 2017, respectively, are included in interest income and other income/(expense) on the unaudited condensed consolidated statements of operations and in loss on other receivable in the unaudited condensed consolidated statements of cash flows. As of June 30, 2018 and December 31, 2017, amounts due under this receivable totaled $4.7 million and $8.4 million, respectively.

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

With the adoption of ASU 2016-09, the Company now recognizes the income tax effects of stock-based compensation in income tax expense, which may cause significant fluctuations in the reported amount of income tax expense in the unaudited condensed consolidated statements of operations and the effective tax rate as restricted shares vest and stock options are exercised. In addition, upon adoption of ASU 2016-09, the Company made the election to account for forfeitures of equity awards as they occur. The Company elected to adopt the amendment related to the cash flow presentation of excess tax benefits prospectively and prior periods have not been adjusted.

ASU 2017-09 was issued by the FASB in May 2017 to clarify when changes in the terms or conditions of a share-based payment award qualify for accounting treatment as a modification. The Company adopted ASU 2017-09 on January 1, 2018 and will apply the new guidance prospectively to awards modified after January 1, 2018. The adoption had no significant impact on the Company’s unaudited condensed consolidated financial statements for the six months ended June 30, 2018.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014‑09, Revenue from Contracts with Customers, to clarify the principles of recognizing revenue from contracts with customers and to improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards. This ASU will supersede existing revenue recognition guidance and require the following steps when recognizing revenue under ASU 2014‑09: 1) identify the contract with the customer 2) identify performance obligations in the contract 3) determine the transaction price 4) allocate the transaction price to the performance obligations in the contract and 5) recognize revenue when or as the entity satisfies the performance obligation. This ASU also requires additional disclosures related to the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. An entity may apply the new guidance by using one of two methods 1) retrospective application to each prior reporting period presented or 2) a modified retrospective approach, requiring the standard be applied only to the most current period presented, with the cumulative effect of initially applying the standard recognized at the date of initial application. ASU 2014‑09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, for non‑emerging growth companies, and for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, for the Company.

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

VCA’s distribution fee revenue totaled $9.6 million and $11.0 million for the three months ended June 30, 2018 and 2017, respectively, and $19.7 million and $22.2 million for the six months ended June 30, 2018 and 2017, respectively, and is recorded in fund administration and distribution fees on the unaudited condensed consolidated statements of operations.

The Company is currently evaluating the rest of its revenue contracts, the presentation of certain revenue-related costs on a net versus gross basis, the transition method that will be used to adopt ASU 2014-09 and the related disclosures of revenue.

In early 2016, the FASB issued ASU 2016‑01. This update requires equity securities to be measured at fair value and changes in the fair value of equity securities to be recognized in net income. The update is effective for fiscal years beginning after December 15, 2017 for non‑emerging growth companies and for fiscal years beginning after December 31, 2018 for the Company. Management does not expect the adoption of the standard to have a significant impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016‑02 on leases. The new guidance requires lessees to record most leases on their balance sheets. Expense will be recognized in the income statement in a manner that is similar to today’s accounting. The update is effective for fiscal years beginning after December 15, 2018 for non‑emerging growth companies and for fiscal years beginning after December 15, 2019 for the Company. The Company is in the process of analyzing how the new rules will impact financial reporting.

In August 2016, the FASB issued ASU 2016‑15. The update provides guidance on certain cash flow statement classifications that were previously unclear or lacked specific guidance. The classifications addressed in the update include debt extinguishment costs, contingent consideration payments made after a business combination, and distributions received from equity method investees. The update is effective for fiscal years beginning after December 15, 2017 for non‑emerging growth companies and for fiscal years beginning after December 15, 2018 for the Company. The Company is in the process of analyzing how the new rules will impact financial reporting.

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

In February 2018, the FASB issued ASU 2018-02 permitting companies to reclassify tax effects stranded in accumulated other comprehensive income as a result of tax reform to retained earnings. The guidance is effective for the Company’s fiscal year beginning January 1, 2019. Early adoption is permitted. Management does not expect the adoption to have a significant impact on the Company’s consolidated financial statements.

In March 2018, the FASB issued ASU 2018-05 incorporating guidance from SEC Staff Accounting Bulletin (SAB) 118 into Accounting Standards Codification 740 on income taxes. SAB 118 addresses situations where companies are not able to complete their accounting for the income tax effects of the Tax Cuts and Jobs Act (the “Tax Act”) in the period of enactment. See Note 6 for more information on the Company’s accounting for the income tax effects of the Tax Act.

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

As of June 30, 2018, the Company had $1.2 million in contingent consideration arrangement liabilities that were measured at fair value on a recurring basis. These liabilities represent the CEMP earn-out payment liability, which is included in consideration payable for acquisition of business on the unaudited condensed consolidated balance sheets. Level 3 inputs were utilized to determine fair value, or the present value of the expected future settlement, of the contingent consideration arrangement. Changes in the fair value of the liability, realized or unrealized, are recorded in earnings and are included in change in value of consideration payable for acquisition of business on the unaudited condensed consolidated statements of operations.

There was no material change in fair value of the liability in the six months ended June 30, 2018. Significant unobservable inputs used in the fair value calculation for this obligation include discount rates and growth assumptions. Four scenarios were used in formulating the growth rate assumptions with varying levels of revenue growth and were probability‑weighted. An increase to the discount rate would result in a lower fair value, while an increase to growth rate assumptions would result in a higher fair value.

There were no transfers between any of the Level 1, 2 and 3 categories in the fair value measurement hierarchy from December 31, 2017 to June 30, 2018. The Company recognizes transfers at the end of the reporting period.

The net carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximates fair value due to the short-term nature of these assets and liabilities. The fair value of the Company’s long-term debt at June 30, 2018 is considered to be its carrying amount as the Company entered into the Credit Agreement in February 2018. See Note 7. Level 2 inputs are utilized to determine the fair value of the Company’s long-term debt.

4. Related-Party Transactions

The Company considers certain funds that it manages, including the Victory Funds, the VictoryShares and the Victory Collective Funds, to be related parties as a result of the Company’s advisory relationship.

The Company receives investment management, administrative, distribution and compliance fees in accordance with contracts that VCM and VCA have with the Victory Funds. The Company also receives investment management fees from the VictoryShares and Victory Collective Funds under VCM’s advisory contracts with these funds and administrative fees under VCM’s administration contract with the VictoryShares.

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

	June 30, 2018	December 31, 2017
Related party assets
Receivables (investment management fees)	$22,947	$23,027
Receivables (fund administration and distribution fees)	3,583	3,925
Investments	13,032	10,925
Total	$39,562	$37,877

Related party liabilities
Accounts payable and accrued expenses (fund reimbursements)	$1,139	$1,155
Other liabilities (promissory note)	383	671
Total	$1,522	$1,826

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Related party revenue
Investment management fees	$66,476	$62,416	$132,342	$123,727
Fund administration and distribution fees	15,401	16,460	31,235	33,006
Total	$81,877	$78,876	$163,577	$156,733

Related party expense
Distribution and other asset-based expenses (fund reimbursements)	$3,347	$3,597	$6,280	$7,610
General and administrative	(6)	288	135	576
Interest expense and other financing costs (promissory note)	5	11	11	20
Total	$3,346	$3,896	$6,426	$8,206

5. Investments

As of June 30, 2018 and December 31, 2017, the Company held both available-for-sale securities and trading securities. Available-for-sale investments consist entirely of seed capital investments in certain Victory Funds. Trading securities are held under a deferred compensation plan and include Victory Funds and third party mutual funds.

Available‑For‑Sale Securities

A summary of the cost and fair value of investments classified as available-for-sale is as follows:

		Gross Unrealized		Fair
	Cost	Gains	(Losses)	Value
As of June 30, 2018	$595	$106	$—	$701
As of December 31, 2017	595	82	—	677

Unrealized gains and losses on available‑for‑sale investments are recorded, net of tax, to accumulated other comprehensive loss. Upon sale, accrued unrealized gains or losses are reclassed out of accumulated comprehensive income, see Note 12, and realized gains and losses are recognized on the unaudited condensed consolidated statements of operations as interest income and other income/(expense). There were no sales of available-for-sale securities in the three months and six months ended June 30, 2018 and 2017.

Trading Securities

A summary of the cost and fair value of investments classified as trading securities is as follows:

		Gross Unrealized		Fair
	Cost	Gains	(Losses)	Value
As of June 30, 2018	$11,989	$1,002	$(226)	$12,765
As of December 31, 2017	9,978	950	(269)	10,659

Unrealized and realized gains and losses on trading securities are recorded in interest income and other income/(expense) in the unaudited condensed consolidated statements of operations. Proceeds from sales and realized gains and losses from trading securities in the three months and six months ended June 30, 2018 and 2017 are as follows:

	Sale	Realized
	Proceeds	Gains	(Losses)
For the Three Months Ended June 30, 2018	$180	$5	$(4)
For the Three Months Ended June 30, 2017	264	18	(9)

	Sale	Realized
	Proceeds	Gains	(Losses)
For the Six Months Ended June 30, 2018	$628	$33	$(6)
For the Six Months Ended June 30, 2017	1,201	27	(15)

6. Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted. The Tax Act significantly revised the U.S. corporate income tax law by, among other things, decreasing the federal corporate income tax rate from 35% to 21% effective January 1, 2018.

SEC Staff Accounting Bulletin No. 118 (SAB 118) addresses situations when a company has not completed the accounting for certain income tax effects of the Tax Act and provides a measurement period of up to one year after the enactment date for the accounting to be completed. The Company recorded a provisional credit to federal tax expense of

$2.4 million in 2017 from remeasuring deferred tax assets and deferred tax liabilities due to the Tax Act. Any subsequent adjustment to these amounts, if any, will be recorded to provision for income taxes in 2018. No adjustment was made to the provisional credit recorded in 2017 in the six months ended June 30, 2018.

The effective tax rate for the three months and six months ended June 30, 2018 and 2017 differs from the U.S. federal statutory rate primarily as a result of certain non-deductible expenses and state and local income taxes and for 2018, tax benefits from share-based compensation activity. The provision for income taxes was $6.3 million and $1.3 million, or 25.3% and 36.1% of pre‐tax income for the three months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018 and 2017, the provision for income taxes was $9.9 million and $4.2 million, or 25.3% and 38.3% of pre-tax income, respectively.

The effective tax rate for the three months and six months ended June 30, 2018 was significantly lower than the effective tax rate for the three months and six months ended June 30, 2017 due mainly to the reduction in the federal corporate income tax rate effective January 1, 2018.

No valuation allowance was recorded for deferred tax assets in the periods ended June 30, 2018 and 2017.

7. Debt

2018 Debt Refinancing

On February 12, 2018, concurrently with the closing of the IPO, the Company entered into the Credit Agreement under which the Company received seven‑year term loans in an original aggregate principal amount of $360.0 million and established a five‑year revolving credit facility (which was unfunded as of closing) with original aggregate commitments of $50.0 million. On May 3, 2018, the Credit Agreement was amended to increase aggregate commitments for the revolving credit facility from $50.0 million to $100.0 million.

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

In conjunction with the May 3, 2018 amendment to the Credit Agreement, the Company incurred $0.4 million in original issue discount and legal and other fees which were recorded as debt issuance costs in other assets on the unaudited condensed consolidated balance sheets.

As of June 30, 2018, the term loans under the Credit Agreement had an interest period of three months and the interest rate was 5.08% per annum. Including the impact of amortization of debt issuance costs and original issue discount described herein, the effective yield for term loans under the Credit Agreement as of June 30, 2018 was 5.71% per annum.

On February 21, 2018, the Company repaid $10.0 million of the outstanding term loans under the Credit Agreement, and on March 19, 2018, the Company used the net proceeds from the underwriters’ exercise of their option and cash on hand to repay an additional $27.0 million of the outstanding term loans under the Credit Agreement.

In the three months ended June 30, 2018, the Company repaid $23.0 million of the outstanding term loans under the Credit Agreement.

The components of interest expense and other financing costs on the unaudited condensed consolidated statements of operations for the three months and six months ended June 30, 2018 and 2017 appear below.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Interest expense	$3,922	$12,078	$9,937	$22,991
Amortization of debt issuance costs	362	943	964	1,857
Amortization of debt discount	149	394	401	794
Interest rate cap expense	—	180	—	333
CEMP base payment accretion expense	140	173	281	346
Other	133	75	215	150
Total	$4,706	$13,843	$11,798	$26,471

The components of long-term debt on the unaudited condensed consolidated balance sheets at June 30, 2018 and December 31, 2017 appear below.

	June 30, 2018	December 31, 2017
Principal outstanding	$300,000	$499,750
Unamortized debt issuance costs	(8,279)	(11,442)
Unamortized debt discount	(3,814)	(5,083)
Long-term debt	$287,907	$483,225

8. Equity

Equity Structure

Until the closing of the Company’s IPO on February 12, 2018, the Company had one class of common stock with a par value of $0.01 per share. Holders of this common stock were entitled to one vote per share.

With the closing of the Company’s IPO, the Company’s authorized capital stock consists of 400,000,000 shares of Class A common stock, $0.01 par value per share, 200,000,000 shares of Class B common stock, $0.01 par value per share, and 10,000,000 shares of “blank check” preferred stock, $0.01 par value per share.

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

All shares of common stock outstanding, all shares of common stock held as treasury stock and all unvested restricted shares of common stock outstanding prior to the IPO were redesignated as shares of Class B common stock with a par value of $0.01 per share upon completion of the IPO. The first shares of Class A common stock were issued in the IPO; no shares of preferred stock were issued as of June 30, 2018.

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

Share Repurchase Program

On May 22, 2018, the Company’s board of directors authorized the Company to repurchase up to an aggregate of $15.0 million of the Company’s Class A common stock. These repurchases may be made in privately negotiated transactions, through block trades, pursuant to open market purchases, or pursuant to any trading plan adopted in compliance with Rule 10b5-1. The manner, timing, share number and price of the repurchases will be determined by the Company, subject to market conditions, applicable securities laws, alternative investment opportunities and other factors. The Company is not required to acquire any particular amount of Class A common stock, and the share repurchase program may be modified, suspended or terminated at any time.

As of June 30, 2018, the Company had repurchased 66,112 shares of Class A common stock at an average cost of $10.89 per share for a total cost of $0.7 million and had $14.3 million available for future repurchases. The repurchase program expires on December 31, 2019.

9. Share‑Based Compensation

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

A total of 350,388 shares of Class A common stock is available to issue under the 2018 ESPP. On June 8, 2018, the Compensation Committee approved the terms and conditions for the 2018 ESPP offering to begin on July 1, 2018. The offering will run for eighteen months, from July 1, 2018 to December 31, 2019, and will include three six month offering periods. Shares of Class A common stock will be purchased at three month calendar intervals at a 5 percent discount from the market price on the purchase date, which is the last day of each calendar quarter during the offering. The 2018 ESPP is a noncompensatory plan and includes no option features other than employees may change their contributions or withdraw from the plan once during each six month offering period during a specified time approved by the Company. All U.S.-based employees may participate in the 2018 ESPP.

As of June 30, 2018, 16,198 restricted share grants and 2,362 stock option awards had been issued under the 2018 Plan, and the 2018 ESPP was not yet funded.

Current Period Activity

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

During the three months ended June 30, 2018, the Company issued grants for 16,198 restricted shares of common stock, which were fully vested on the grant date, and stock option awards for 2,362 shares of common stock. Fifty percent of the shares of common stock subject to this option award vest based on service over a three year period; the remaining fifty percent of the shares of common stock subject to this option award vest upon achievement of certain performance and market conditions.

Activity during the six months ended June 30, 2018 and 2017 related to stock option awards and restricted stock awards is shown in the tables below.

	Shares Subject to Stock Option Awards
	Six Months Ended June 30,
	2018			2017
	Avg wtd	Avg wtd		Avg wtd	Avg wtd
	grant-date	exercise		grant-date	exercise
	fair value	price	Units	fair value	price	Units
Outstanding at beginning of period	$3.66	$5.71	9,078,728	$3.40	$4.90	8,669,475
Granted	6.51	14.25	359,618	6.16	13.51	447,795
Forfeited	6.26	13.73	(7,682)	2.73	2.99	(113,175)
Exercised	2.54	2.45	(5,000)	2.44	2.54	(73,406)
Modified to liability to be cash settled	—	—	—	2.57	2.54	(156,273)
Outstanding at end of the period	$3.76	$6.04	9,425,664	$3.57	$5.43	8,774,416
Vested	$3.24	$4.46	6,331,146	$3.04	$3.81	3,737,939
Unvested	4.83	9.26	3,094,518	3.96	6.63	5,036,477

	Restricted Stock Awards
	Six Months Ended June 30,
	2018		2017
	Avg wtd grant-		Avg wtd grant-
	date fair value	Units	date fair value	Units
Unvested at beginning of period	$11.82	1,293,107	$9.48	1,018,228
Granted	14.24	1,694,941	13.51	502,981
Vested	11.96	(33,028)	7.99	(8,409)
Forfeited	—	—	5.71	(2,803)
Unvested at end of period	$13.20	2,955,020	$10.82	1,509,997

	Director Plan Restricted Stock Awards
	Six Months Ended June 30,
	2018		2017
	Avg wtd grant-		Avg wtd grant-
	date fair value	Units	date fair value	Units
Unvested at beginning of period	$—	—	$5.71	49,230
Granted	—	—	—	—
Vested	—	—	5.71	(32,937)
Forfeited	—	—	—	—
Unvested at end of period	$—	—	$5.71	16,293

Share-based compensation expense for equity awards is measured at the grant date, based on the estimated fair value of the award, and recognized over the requisite employee service period. Stock option awards have a ten year contractual life.

For awards granted in the three months ended June 30, 2018, the Company used the Class A common stock closing price on the grant date as the grant date fair value of the stock. The fair value of stock option awards was determined using a number of inputs including expected volatility, which was based on a consideration of the average volatility of companies in the same or similar lines of business adjusted for differing levels of leverage and the Company’s volatility for the post-IPO period.

In the three months ended March 31, 2018, the Company revised the estimate of time it expected to take to achieve the performance conditions on certain performance-vested restricted share awards. A cumulative catch up adjustment was recorded so that the cumulative compensation cost for these awards was equal to what would have been recognized had the new estimate been used since the grant date.

Dividend Payments

As of June 30, 2018 and December 31, 2017, the amount of cash bonuses and distributions related to dividends previously declared on unvested and outstanding restricted share awards and stock options totaled $2.0 million, which is not recorded as a liability as of the balance sheet date. A liability will be recorded for these cash bonuses and dividends when the restricted shares and options vest.

10. Earnings Per Share

The computation of basic and diluted earnings per share is based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands except per share amounts)	2018	2017	2018	2017
Net income	$18,675	$2,354	$29,199	$6,767
Shares:
Basic: Weighted average number of shares outstanding	67,948,732	54,825,386	64,791,435	54,819,604
Plus: Incremental shares from assumed conversion of dilutive instruments	4,186,558	4,159,981	4,561,460	4,052,588
Diluted: Weighted average number of shares outstanding	72,135,290	58,985,367	69,352,895	58,872,192

Outstanding instruments excluded from the computation of weighted average shares for diluted EPS because the effect would be anti-dilutive totaled 2,657,445 and 268,513 for the three months ended June 30, 2018 and 2017, respectively, and 1,720,441 and 268,536 for the six months ended June 30, 2018 and 2017, respectively. Holders of non-vested share-based compensation awards do not have rights to receive nonforfeitable dividends on the shares covered by the awards.

11. Equity Method Investment

The Company made the third $1.0 million equity investment required under the Cerebellum Capital put option on February 1, 2018.

On March 2, 2018, the Company agreed to purchase an additional $3.0 million of participating preferred units in Cerebellum Capital in three installments of $1.0 million each on April 1, 2018, July 1, 2018 and October 1, 2018. The Company made the first $1.0 million investment on April 1, 2018 and the second $1.0 million investment on July 2, 2018.

The Company recorded $0.2 million and $0.3 million in losses from equity method investments in the three months and six months ended June 30, 2018, respectively, and $0.2 million in losses from equity method investments in the three months and six months ended June 30, 2017. Losses from equity method investments are recorded in interest income and other income/(expense) on the unaudited condensed consolidated statements of operations. Equity method investments are recorded in other assets on the unaudited condensed consolidated balance sheets.

12. Accumulated Other Comprehensive Income (Loss)

The following table presents changes in accumulated other comprehensive income/(loss) by component for the six months ended June 30, 2018 and 2017.

			Cumulative
	Available-for-sale	Cash Flow	Translation
	Securities (a)	Hedges (b)	Adjustment	Total
Balance, December 31, 2016	$(13)	$(462)	$(62)	$(537)
Other comprehensive income/(loss) before reclassification and tax	75	(17)	120	178
Tax impact	(29)	6	(46)	(69)
Reclassification adjustments, before tax	—	333	—	333
Tax impact	—	(127)	—	(127)
Net current period other comprehensive income/(loss)	46	195	74	315
Balance, June 30, 2017	$33	$(267)	$12	$(222)
Balance, December 31, 2017	$51	$—	$13	$64
Other comprehensive income/(loss) before reclassification and tax	17	—	(39)	(22)
Tax impact	(5)	—	10	5
Reclassification adjustments, before tax	—	—	—	—
Tax impact	—	—	—	—
Net current period other comprehensive income/(loss)	12	—	(29)	(17)
Balance, June 30, 2018	$63	$—	$(16)	$47

(a)	Reclassifications out of AOCI(L) related to available-for-sale securities are recorded in interest income and other income/(expense)
(b)	Reclassifications out of AOCI(L) related to cash flow hedges are recorded in interest expense and other financing costs

13. Subsequent Events

On July 1, 2018, the Company launched the 2018 ESPP. See Note 9 for more information on the 2018 ESPP.

On July 6, 2018 and August 3, 2018, the Company repaid $15.0 million and $5.0 million, respectively, of the outstanding term loans under the Credit Agreement, thereby decreasing the principal amount of term loans outstanding under the Credit Agreement to $280.0 million.

On July 9, 2018, the Company made $4.4 million in base payments and earnout payments related to the CEMP acquisition.  This represents the third of four sets of annual payments due to sellers following each of the first four anniversaries of the CEMP Acquisition closing date.

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

Overview

We are an investment management firm operating a next generation, integrated multi-boutique model with $62.3 billion in AUM as of June 30, 2018. Our differentiated model features a scalable operating platform that provides centralized distribution, marketing and operations infrastructure to our select group of Franchises and Solutions Platform. Our earnings are primarily driven by asset-based fees charged for services related to the investment strategies we deliver and consist of investment management, fund administration and distribution fees.

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

We sell our products through our centralized distribution model with 92 professionals across both our institutional and retail distribution channels and marketing organization. Our institutional sales team focuses on cultivating relationships with institutional consultants, who account for the majority of the institutional market, as well as mutual fund complexes seeking sub-advisers. Our retail sales team offers intermediary and retirement platform clients, including broker-dealers, retirement platforms and RIA networks, mutual funds and ETFs as well as SMAs through wrap fee programs and access to our investment models through UMAs.

We have grown our AUM from $17.9 billion following the management-led buyout with Crestview GP in August 2013 to $62.3 billion at June 30, 2018. We attribute this growth to our success in sourcing acquisitions and evolving them into organic growers, generating strong investment returns, and developing retail and institutional distribution channels with deep penetration

Business Highlights

•

AUM was $62.3 billion at June 30, 2018 compared to $60.9 billion at March 31, 2018, up 2% driven by market movement and net outflows. Our Solutions Platform, the global / non-U.S. equity and the U.S. small cap equity asset classes saw net inflows during the quarter while fixed income, U.S. mid cap equity and U.S. large cap equity accounted for the majority of the net outflows. We generated $3.5 billion in gross flows and ($0.1) billion in negative net flows for the three months ended June 30, 2018 compared to $4.0 billion and ($0.6) billion, respectively, for the three months ended June 30, 2017.

•

Our Franchises and Solutions Platform had strong investment performance.  As of June 30, 2018, 24 of our mutual funds and ETFs have overall Morningstar ratings of four or five stars and 69% of our fund AUM was rated four or five stars by Morningstar. As of June 30, 2018, 83% of our strategies by AUM had returns in excess of their respective benchmarks over a one-year period, 69% over a three-year period, 80% over a five-year period and 83% over a ten-year period. On an equal-weighted basis, 74% of our strategies have outperformed their benchmarks over a one-year period, 67% over a three-year period, 71% over a five-year period and 72% over a ten-year period.
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

•	Total revenue for the three months ended June 30, 2018 was $104.4 million compared to $100.9 million for the three months ended June 30, 2017.
•	Net income was $18.7 million for the three months ended June 30, 2018 compared to net income of $2.4 million for the three months ended June 30, 2017.
•

Adjusted EBITDA was $40.7 million for the three months ended June 30, 2018 compared to $36.2 million for the three months ended June 30, 2017. See “—Supplemental Non-GAAP Financial Information” for more information about how we calculate Adjusted EBITDA and a reconciliation of net income to Adjusted EBITDA.

•

Adjusted Net Income was $26.6 million for the three months ended June 30, 2018 compared to $13.9 million for the three months ended June 30, 2017. See “—Supplemental Non-GAAP Financial Information” for more information about how we calculate Adjusted Net Income and a reconciliation of net income to Adjusted Net Income.

Key Performance Indicators

When we review our performance we focus on the indicators described below:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2018		2017		2018		2017
AUM at period end	$62,256		$56,973		$62,256		$56,973
Average AUM	61,617		56,784		61,819		56,531
Gross flows	3,521		3,953		7,205		8,679
Net flows (excluding Diversified)(1)	(102)		(314)		(735)		(368)
Total revenue	104.4		100.9		209.4		201.6
Revenue on average AUM	68	bps	71	bps	68	bps	72	bps
Net income	18.7		2.4		29.2		6.8
Adjusted EBITDA(2)	40.7		36.2		80.5		69.8
Adjusted EBITDA Margin(3)	39.0%		35.9%		38.4%		34.6%
Adjusted Net Income(2)	26.6		13.9		49.6		26.9
Tax benefit of goodwill and acquired intangibles(4)	3.3		4.9		6.6		9.8

(1)

Total net flows including Diversified were ($102) million and ($601) million for the three months ended June 30, 2018 and 2017 respectively. Total net flows including Diversified were ($735) million and ($986) million for the six months ended June 30, 2018 and 2017 respectively.

(2)

Our management uses Adjusted EBITDA and Adjusted Net Income to measure the operating profitability of the business. These measures eliminate the impact of one‑time acquisition, restructuring and integration costs and demonstrate the ongoing operating earnings metrics of the business. These measures are explained in more detail and reconciled to net income calculated in accordance with GAAP in “—Supplemental Non‑GAAP Financial Information.”
(3)	Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of total revenue.
(4)

Represents the tax benefits associated with deductions allowed for intangibles and goodwill generated from prior acquisitions in which we received a step-up in basis for tax purposes. Acquired intangible assets and goodwill may be amortized for tax purposes, generally over a 15-year period. The tax benefit from amortization on these assets is included to show the full economic benefit of deductions for all acquired intangibles with a step-up in tax basis. Due to our acquisitive nature, tax deductions allowed on acquired intangible assets and goodwill provide us with a significant supplemental economic benefit. On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was enacted. The Tax Act significantly revised the U.S. corporate income tax law by, among other things, decreasing the federal corporate income tax rate from 35% to 21% effective January 1, 2018. Effective January 1, 2018, we estimate the impact of the Tax Act lowered our combined statutory federal, state, local and foreign income tax rate from approximately 38% to approximately 25% thus lowering our income tax expense beginning in calendar year 2018. The reduction in our combined statutory federal, state, local and foreign income tax rate also reduces the tax benefit resulting from the tax deduction of goodwill and acquired intangible assets beginning in 2018.

Assets Under Management

Our profitability is largely affected by the level and composition of our AUM (including asset class and distribution channel) and the effective fee rates on our products. The amount and composition of our AUM are, and will continue to be, influenced by a number of factors, including:

•	investment performance, including fluctuations in the financial markets and the quality of our investment decisions;
•	client flows into and out of our various strategies and investment vehicles;
•	industry trends toward products or strategies that we either do or do not offer;
•	our ability to attract and retain high quality investment, distribution, marketing and management personnel;
•	our decision to close strategies or limit growth of assets in a strategy when we believe it is in the best interest of our clients or conversely to re‑open strategies in part or entirely; and
•	general investor sentiment and confidence.

Our goal is to establish and maintain a client base that is diversified by Franchise and Solutions Platform, asset class, distribution channel and vehicle. The chart below sets forth our AUM by Franchise and Solutions Platform as of June 30, 2018:

The following table presents our AUM by asset class as of the dates indicated:

	As of
	June 30,
($ in millions)	2018	2017
U.S. Mid Cap Equity	$24,485	$22,390
U.S. Small Cap Equity	15,971	14,453
Fixed Income	6,978	7,708
U.S. Large Cap Equity	4,577	4,825
Global / Non-U.S. Equity	4,705	3,605
Solutions	3,815	2,227
Commodity	1,291	1,421
Other	434	344
Total	$62,256	$56,973

The following table summarizes our asset flows by asset class for the periods indicated:

		U.S.		U.S.
	U.S. Mid	Small		Large	Global /
	Cap	Cap	Fixed	Cap	Non-U.S.
($ in millions)	Equity	Equity	Income	Equity	Equity	Solutions	Commodity	Other	Total
For Three Months Ended June 30, 2018
Beginning AUM	$24,205	$15,095	$7,311	$4,635	$4,334	$3,563	$1,298	$414	$60,855
Gross client cash inflows	1,125	867	303	103	669	381	46	27	3,521
Gross client cash outflows	(1,422)	(745)	(652)	(287)	(182)	(169)	(133)	(33)	(3,623)
Net client cash flows	(297)	122	(349)	(184)	487	212	(87)	(6)	(102)
Net transfers	19	(19)	—	13	—	—	—	(13)	—
Market appreciation / (depreciation)	558	773	16	113	(116)	40	80	39	1,503
Ending AUM	$24,485	$15,971	$6,978	$4,577	$4,705	$3,815	$1,291	$434	$62,256
For Three Months Ended June 30, 2017
Beginning AUM	$21,555	$14,556	$7,756	$5,285	$3,482	$1,970	$1,770	$248	$56,622
Gross client cash inflows	2,307	652	387	69	155	299	70	14	3,953
Gross client cash outflows	(1,841)	(1,036)	(486)	(523)	(303)	(56)	(275)	(34)	(4,554)
Net client cash flows	466	(384)	(99)	(454)	(148)	243	(205)	(20)	(601)
Net transfers	—	—	(71)	(6)	—	(34)	15	96	—
Market appreciation / (depreciation)	369	281	122	—	271	48	(159)	20	952
Ending AUM	$22,390	$14,453	$7,708	$4,825	$3,605	$2,227	$1,421	$344	$56,973

		U.S.		U.S.
	U.S. Mid	Small		Large	Global /
	Cap	Cap	Fixed	Cap	Non-U.S.
($ in millions)	Equity	Equity	Income	Equity	Equity	Solutions	Commodity	Other	Total
Six Months Ended June 30, 2018
Beginning AUM	$25,185	$15,308	$7,551	$4,789	$4,105	$3,028	$1,419	$386	$61,771
Gross client cash inflows	2,328	1,643	696	158	1,113	986	173	108	7,205
Gross client cash outflows	(3,502)	(1,667)	(1,291)	(498)	(402)	(245)	(279)	(56)	(7,940)
Net client cash flows	(1,174)	(24)	(595)	(340)	711	741	(106)	52	(735)
Net transfers	19	(19)	—	12	(8)	40	—	(52)	(8)
Market appreciation / (depreciation)	455	706	22	116	(103)	6	(22)	48	1,228
Ending AUM	$24,485	$15,971	$6,978	$4,577	$4,705	$3,815	$1,291	$434	$62,256
Six Months Ended June 30, 2017
Beginning AUM(1)	$20,083	$14,090	$7,726	$5,921	$3,460	$1,602	$1,882	$202	$54,965
Gross client cash inflows	4,516	1,901	890	137	363	646	178	48	8,679
Gross client cash outflows	(3,714)	(2,237)	(1,074)	(1,234)	(775)	(103)	(480)	(48)	(9,665)
Net client cash flows	802	(336)	(184)	(1,097)	(412)	543	(302)	—	(986)
Net transfers	1	—	(73)	(6)	—	(34)	15	97	—
Market appreciation / (depreciation)	1,504	699	239	7	557	116	(174)	46	2,994
Ending AUM	$22,390	$14,453	$7,708	$4,825	$3,605	$2,227	$1,421	$344	$56,973

(1)	Reflects transfer of $27.0 million in assets from Other to Solutions effective January 1, 2017.

We made the strategic decision to exit the Diversified Equity Franchise (“Diversified”) and move the remaining AUM into our Munder Franchise, which was completed as of May 15, 2017. The following table presents the impact of

Diversified on net client cash flows for the periods indicated. Given this decision, we believe this presentation is a better representation of our business.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017
Net client cash flows—Total Company	$(102)	$(601)	$(735)	$(986)
Net client cash flows—Diversified	—	(287)	—	(618)
Net client cash flows—Total Company excluding Diversified	$(102)	$(314)	$(735)	$(368)

The following table presents our AUM by distribution channel as of the dates indicated:

	As of June 30,
	2018		2017
($ in millions)	Amount	% of total	Amount	% of total
Institutional	$35,290	56%	$32,084	56%
Retail	26,966	44%	24,889	44%
Total AUM(1)	$62,256	100%	$56,973	100%

(1)	The allocation of AUM by distribution channel involves the use of estimates and the exercise of judgment.

The following table summarizes our asset flows by vehicle for the periods indicated:

			Separate
			Accounts and
			Other
($ in millions)	Mutual Funds(1)	ETFs	Vehicles(2)	Total
Three Months Ended June 30, 2018
Beginning AUM	$36,989	$2,674	$21,192	$60,855
Gross client cash inflows	2,555	296	670	3,521
Gross client cash outflows	(2,708)	(96)	(819)	(3,623)
Net client cash flows	(153)	200	(149)	(102)
Net transfers	19	—	(19)	—
Market appreciation / (depreciation)	963	32	508	1,503
Ending AUM	$37,818	$2,906	$21,532	$62,256
Three Months Ended June 30, 2017
Beginning AUM	$35,640	$1,267	$19,715	$56,622
Gross client cash inflows	2,954	278	721	3,953
Gross client cash outflows	(3,024)	—	(1,530)	(4,554)
Net client cash flows	(70)	278	(809)	(601)
Net transfers	—	—	—	—
Market appreciation / (depreciation)	563	33	356	952
Ending AUM	$36,133	$1,578	$19,262	$56,973

			Separate
			Accounts and
			Other
($ in millions)	Mutual Funds(1)	ETFs	Vehicles(2)	Total
Six Months Ended June 30, 2018
Beginning AUM	$37,967	$2,250	$21,555	$61,771
Gross client cash inflows	5,181	777	1,247	7,205
Gross client cash outflows	(5,974)	(125)	(1,841)	(7,940)
Net client cash flows	(793)	652	(594)	(735)
Net transfers	(11)	—	3	(8)
Market appreciation / (depreciation)	655	4	569	1,228
Ending AUM	$37,818	$2,906	$21,532	$62,256
Six Months Ended June 30, 2017
Beginning AUM	$33,975	$906	$20,085	$54,965
Gross client cash inflows	6,899	596	1,184	8,679
Gross client cash outflows	(6,659)	(2)	(3,004)	(9,665)
Net client cash flows	240	594	(1,820)	(986)
Net transfers	(5)	—	5	—
Market appreciation / (depreciation)	1,923	78	993	2,994
Ending AUM	$36,133	$1,578	$19,262	$56,973

(1)	Includes institutional and retail share classes and Variable Insurance Products or VIP funds.
(2)	Includes collective trust funds, wrap program separate accounts and unified managed accounts or UMAs.

At June 30, 2018, our total AUM was $62.3 billion, an increase of $1.4 billion, or 2% compared to $60.9 billion at March 31, 2018. The increase in AUM reflects net market appreciation of $1.5 billion and net outflows of ($0.1) billion. The net outflows were primarily a result of ($0.3) billion net outflows in our fixed income strategies, ($0.3) billion in our U.S. mid cap equity strategies, ($0.2) billion in our U.S. large cap equity strategies and ($0.1) billion in our commodity strategies partially offset by $0.5 billion of net inflows in our global / non-U.S. equity strategies, $0.2 billion in our Solutions Platform and $0.1 billion in our U.S. small cap equity strategies.

At June 30, 2018, our total AUM was $62.3 billion, an increase of $0.5 billion, or 1% compared to $61.8 billion at December 31, 2017. The increase in AUM was primarily due to net market appreciation of $1.2 billion and net outflows of ($0.7) billion. The net outflows were primarily a result of ($1.2) billion net outflows in our U.S. mid cap equity strategies, ($0.6) billion in our fixed income strategies, ($0.3) billion in our U.S. large cap equity strategies and ($0.1) billion in our commodity strategies partially offset by $0.7 billion of net inflows in our Solutions Platform and $0.7 billion in our global / non-U.S. equity strategies.

At June 30, 2018, our total AUM was $62.3 billion, an increase of $5.3 billion, or 9%, compared to $57.0 billion at June 30, 2017. The change in AUM reflects net market appreciation of $6.6 billion, net outflows of ($1.2) billion and a ($0.1) billion reduction primarily related to mutual fund liquidations. The net outflows were primarily a result of ($0.9) billion net outflows in our fixed income strategies, ($0.8) billion in our U.S. small cap equity strategies, ($0.7) billion in our U.S. large cap equity strategies, ($0.6) billion in our U.S. mid cap equity strategies, ($0.3) billion in our commodity strategies partially offset by $1.3 billion of net flows in our Solutions Platform and $0.7 billion in our global / non-U.S. equity strategies.

GAAP Results of Operations

Our GAAP results of operations were as follows for the three months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Change
($ in thousands, other than per share amounts)	2018	2017	Amount	%
Revenue
Investment management fees	$88,998	$84,474	$4,524	5%
Fund administration and distribution fees	15,401	16,460	(1,059)	-6%
Total revenue	104,399	100,934	3,465	3%
Expenses
Personnel compensation and benefits	$37,140	$35,025	$2,115	6%
Distribution and other asset-based expenses	24,127	26,544	(2,417)	-9%
General and administrative	7,088	8,261	(1,173)	-14%
Depreciation and amortization	5,931	8,131	(2,200)	-27%
Change in value of consideration payable for acquisition of business	(4)	(25)	21	-84%
Acquisition-related costs	(5)	228	(233)	-102%
Restructuring and integration costs	438	3,331	(2,893)	-87%
Total operating expenses	74,715	81,495	(6,780)	-8%
Income from operations	29,684	19,439	10,245	53%
Other income (expense)
Interest income and other income/(expense)	$8	$(1,914)	$1,922	n/m
Interest expense and other financing costs	(4,706)	(13,843)	9,137	-66%
Loss on debt extinguishment	—	—	—	—
Total other income (expense), net	(4,698)	(15,757)	11,059	-70%
Income before income taxes	24,986	3,682	21,304	579%
Income tax expense	(6,311)	(1,328)	(4,983)	375%
Net income	$18,675	$2,354	$16,321	693%
Earnings per share—basic	$0.27	$0.04	$0.23	575%
Earnings per share—diluted	$0.26	$0.04	$0.22	550%
Weighted average shares outstanding—basic	67,948,732	54,825,386	13,123,346	24%
Weighted average shares outstanding—diluted	72,135,290	58,985,367	13,149,923	22%
Dividends declared per share	$—	$—	$—	—

Investment Management Fees

Investment management fees are earned from managing clients’ assets and are based on our overall weighted average fee rate charged to our clients and our level of AUM. Investment management fees increased $4.5 million, or 5% for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 due to an increase in average AUM year over year partially offset by a decrease in the realized fee rate due to asset mix. Average AUM increased by $4.8 billion to $61.6 billion for the three months ended June 30, 2018 from $56.8 billion for the three months ended June 30, 2017.

Fund Administration and Distribution Fees

Fund administration and distribution fees are asset-based fees earned from open-end mutual funds and ETFs for administration and distribution services. Fund administration and distribution fees totaled $15.4 million for the three months ended June 30, 2018, a decrease of $1.1 million, or approximately 6%, when compared to the three months ended June 30, 2017 due to a decrease in fund distribution fees partially offset by an increase in fund administration fees.

Fund distribution fees are asset-based fees earned from open-end mutual funds for distribution services. Fund distribution fees fluctuate based on the level of average open-end mutual fund AUM and the composition of those assets across share classes that pay varying levels of fund distribution fees. Fund distribution fees were $9.6 million for the three months ended June 30, 2018, compared to $11.0 million for the three months ended June 30, 2017. While mutual fund daily average AUM grew by $2.0 billion from $35.7 billion for the three months ended June 30, 2017 to $37.7 billion for the three months ended June 30, 2018, the mix of assets shifted to lower 12b-1 paying share classes.

Fund administration fees are asset-based fees earned from open-end funds for administration services. Fund administration fees fluctuate based on the level of average open-end fund AUM and the fee rates charged for these services. Fund administration fees were $5.8 million for the three months ended June 30, 2018, compared to $5.5 million for the three months ended June 30, 2017 due to higher mutual fund and ETF average daily assets.

Personnel Compensation and Benefits

Personnel compensation and benefits is our most significant category of expense. Personnel compensation and benefits consists of (i) salaries, payroll related taxes and employee benefits, (ii) incentive compensation, (iii) sales-based compensation, (iv) compensation expense related to equity awards granted to employees and (v) acquisition and transaction-related compensation. The following table presents the components of GAAP personnel compensation and benefits expense for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
($ in thousands)	2018	2017
Salaries, payroll related taxes and employee benefits	$12,253	$11,941
Incentive compensation	17,491	15,630
Sales-based compensation(1)	3,427	3,718
Equity awards granted to employees(2)	3,969	3,651
Acquisition-related cash retention compensation	—	85
Total compensation and benefits expense	$37,140	$35,025

(1)	Represents sales-based commissions paid to our distribution teams. Sales-based compensation varies based on gross client cash flows and revenue earned on sales.
(2)

Equity awards typically vest over several years based on service and the achievement of specific business and financial targets. The value of the equity awards are recognized as compensation expense over the vesting period.

Personnel compensation and benefits was $37.1 million for the three months ended June 30, 2018, an increase of $2.1 million, or 6%, from $35.0 million for the three months ended June 30, 2017. Salaries and benefits was $12.3 million for the three months ended June 30, 2018, an increase of $0.4 million, or 3%, from $11.9 million for the three months ended June 30, 2017 due to increased benefit costs. Incentive compensation was $17.5 million for the three months ended June 30, 2018, an increase of $1.9 million, or 12%, from $15.6 million for the three months ended June 30, 2017, due to higher pre-incentive compensation earnings. Sales-based compensation was $3.4 million for the three months ended June 30, 2018, a decrease of $0.3 million, or 8%, from $3.7 million for the three months ended June 30, 2017, as a result of lower gross flows. Equity award expense was $4.0 million for the three months ended June 30, 2018, an increase of $0.3 million, or 8%, from $3.7 million for the three months ended June 30, 2017, due to the equity awards granted on January 1, 2018 and pre-existing awards that are still being expensed. There was no acquisition and transaction-related compensation during the three months ended June 30, 2018.

Distribution and Other Asset‑based Expenses

Distribution and other asset-based expenses consists of (i) broker-dealer distribution fees and platform distribution fees, (ii) fund expense reimbursements to affiliates and (iii) sub-administration, sub-advisory and middle-office expenses. The following table presents the components of distribution and other asset-based expenses for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
($ in thousands)	2018	2017
Broker-dealer distribution fees	$8,805	$10,159
Platform distribution fees	6,830	7,640
Fund expense reimbursements	3,347	3,597
Sub-administration	1,635	1,425
Sub-advisory	1,802	1,984
Middle-office	1,708	1,739
Total distribution and other asset-based expenses	$24,127	$26,544

Distribution and other asset-based expenses are primarily based on AUM. Distribution and other asset-based expenses were $24.1 million for the three months ended June 30, 2018, a decrease of $2.4 million, or 9%, from $26.5 million for the three months ended June 30, 2017. Asset-based expenses associated with sub-administration have increased year over year due to the increase in fund AUM. Broker-dealer distribution fees and platform distribution fees decreased due to the mix of mutual fund assets and share classes. Fund expense reimbursements and middle-office expense have decreased year over year due to operational efficiencies. The decrease in sub-advisory expense is a result of a decline in the assets included under our two sub-advisory relationships.

General and Administrative Expenses

General and administrative expenses primarily consist of investment research and technology costs, professional and marketing fees, travel, rent, insurance and other general operating expenses. General and administrative expenses decreased by $1.2 million, or 14%, to $7.1 million for the three months ended June 30, 2018, from $8.3 million for the three months ended June 30, 2017. Included in general and administrative expenses for the three months ended June 30, 2017 was $0.5 million of costs associated with professional services incurred in connection with IPO readiness.  Occupancy and other business expenses decreased year over year due to operational efficiencies.

Depreciation and Amortization

Depreciation and amortization expense consists primarily of the depreciation of property and equipment as well as the amortization of acquired intangibles that have a definite life. Depreciation and amortization decreased by $2.2 million, or 27%, to $5.9 million for the three months ended June 30, 2018, from $8.1 million for the three months ended June 30, 2017, primarily due to lower amortization as certain intangible assets acquired in connection with the management-led buyout with Crestview GP reached the end of their useful lives.

Acquisition‑Related Costs

Acquisition-related costs include legal fees, advisory services, mutual fund proxy voting costs and other one-time expenses related to acquisitions.

Restructuring and Integration Costs

Restructuring and integration costs include costs incurred in connection with business combinations, asset purchases and changes in business strategy. Restructuring and integration costs decreased by $2.9 million to $0.4 million for the three months ended June 30, 2018, from $3.3 million for the three months ended June 30, 2017, due to costs incurred in the second quarter of 2017 for contract breakage and asset write-offs associated with the integration of RS Investments.

Interest Expense and Other Financing Costs

Interest expense and other financing costs consists primarily of interest expense attributable to long-term debt. Interest expense and other financing costs decreased by $9.1 million, or 66%, to $4.7 million for the three months ended June 30, 2018, from $13.8 million for the three months ended June 30, 2017 as a result of refinancing activities and debt pre-payment. See Note 7 to the unaudited condensed consolidated financial statements for further discussion.

Loss on Debt Extinguishment

Loss on debt extinguishment consists of the write-off of previously capitalized debt-related costs upon the termination of the debt. During the three months ended June 30, 2018, the Company recognized no loss on debt extinguishment.

Income Tax Expense

The provision for income taxes for the three months ended June 30, 2018 and 2017 comprises U.S. federal, state and local taxes and foreign income taxes payable by certain of our subsidiaries. The difference between our effective tax rate and the statutory federal rate of 21% are state, local and foreign income taxes and non-deductible expenses.

On December 22, 2017, the Tax Act was enacted. The Tax Act significantly revised the U.S. corporate income tax law by, among other things, decreasing the federal corporate income tax rate from 35% to 21% effective January 1, 2018. Effective January 1, 2018, we estimate the impact of the Tax Act lowered our combined statutory federal, state, local and foreign income tax rate from approximately 38% to approximately 25% thus lowering our income tax expense beginning in calendar year 2018. The reduction in our combined statutory federal, state, local and foreign income tax rate also reduces the tax benefit resulting from the tax deduction of goodwill and acquired intangible assets beginning in 2018.

Our GAAP results of operations were as follows for the six months ended June 30, 2018 and 2017.

	Year to Date Ended June 30,		Change
($ in thousands, other than per share amounts)	2018	2017	Amount	%
Revenue
Investment management fees	$178,128	$168,589	$9,539	6%
Fund administration and distribution fees	31,235	33,006	(1,771)	-5%
Total revenue	209,363	201,595	7,768	4%
Expenses
Personnel compensation and benefits	73,943	70,675	3,268	5%
Distribution and other asset-based expenses	49,288	53,425	(4,137)	-8%
General and administrative	16,144	17,182	(1,038)	-6%
Depreciation and amortization	12,343	16,285	(3,942)	-24%
Change in value of consideration payable for acquisition of business	(4)	(25)	21	-84%
Acquisition-related costs	(5)	591	(596)	n/m
Restructuring and integration costs	702	4,461	(3,759)	-84%
Total operating expenses	152,411	162,594	(10,183)	-6%
Income/(loss) from operations	56,952	39,001	17,951	46%
Other income (expense)
Interest income and other income	(29)	(1,569)	1,540	-98%
Interest expense and other financing costs	(11,798)	(26,471)	14,673	-55%
Loss on debt extinguishment	(6,058)	—	(6,058)	n/m
Total other income (expense), net	(17,885)	(28,040)	10,155	-36%
Income/(loss) before income taxes	39,067	10,961	28,106	256%
Income tax (expense)/benefit	(9,868)	(4,194)	(5,674)	135%
Net income/(loss)	$29,199	$6,767	$22,432	331%
Earnings per share—basic	$0.45	$0.12	$0.33	275%
Earnings per share—diluted	$0.42	$0.11	$0.31	282%
Weighted average shares outstanding—basic	64,791,435	54,819,604	9,971,831	18%
Weighted average shares outstanding—diluted	69,352,895	58,872,192	10,480,703	18%
Dividends declared per share	$—	$2.19	$(2.19)	n/m

Investment Management Fees

Investment management fees increased $9.5 million, or 6% for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 due to an increase in average AUM year over year partially offset by a decrease in the realized fee rate due to asset mix. Average AUM increased by $5.3 billion to $61.8 billion for the six months ended June 30, 2018 from $56.5 billion for the six months ended June 30, 2017.

Fund Administration and Distribution Fees

Fund administration and distribution fees totaled $31.2 million for the six months ended June 30, 2018, a decrease of $1.8 million, or 5%, when compared to the six months ended June 30, 2017 due to a decrease in fund distribution fees partially offset by an increase in fund administration fees.

Fund distribution fees were $19.7 million for the six months ended June 30, 2018, compared to $22.2 million for the six months ended June 30, 2017. While mutual fund daily average AUM grew by $2.4 billion from $35.4 billion for the six months ended June 30, 2017 to $37.8 billion for the six months ended June 30, 2018, the mix of assets shifted to lower 12b-1 paying share classes.

Fund administration fees were $11.5 million for the six months ended June 30, 2018, compared to $10.8 million for the six months ended June 30, 2017 due to the assumption of administration responsibilities for VictoryShares in March 2017 and higher mutual fund and ETF average daily assets.

Personnel Compensation and Benefits

The following table presents the components of GAAP personnel compensation and benefits expense for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
($ in thousands)	2018	2017
Salaries, payroll related taxes and employee benefits	$25,176	$25,686
Incentive compensation	34,656	30,091
Sales-based compensation(1)	6,820	8,720
Equity awards granted to employees(2)	7,291	5,952
Acquisition and transaction-related compensation	—	226
Total personnel compensation and benefits expense	$73,943	$70,675

(1)	Represents sales-based commissions paid to our distribution teams. Sales-based compensation varies based on gross client cash flows and revenue earned on sales.
(2)

Equity awards typically vest over several years based on service and the achievement of specific business and financial targets. The value of the equity awards are recognized as compensation expense over the vesting period.

Personnel compensation and benefits was $73.9 million for the six months ended June 30, 2018, an increase of $3.2 million, or 5%, from $70.7 million for the six months ended June 30, 2017. Salaries and benefits was $25.2 million for the six months ended June 30, 2018, a decrease of $0.5 million, or 2%, from $25.7 million for the six months ended June 30, 2017. This decrease reflects the reduction in headcount that resulted from the integration of RS Investments onto our operations and technology platform in the first quarter of 2017. Incentive compensation was $34.7 million for the six months ended June 30, 2018, an increase of $4.6 million, or 15%, from $30.1 million for the six months ended June 30, 2017, due to higher pre-incentive compensation earnings. Sales-based compensation was $6.8 million for the six months ended June 30, 2018, a decrease of $1.9 million, or 22%, from $8.7 million for the six months ended June 30, 2017, as a result of lower gross flows. Equity award expense was $7.3 million for the six months ended June 30, 2018, an increase of $1.3 million, or 22%, from $6.0 million for the six months ended June 30, 2017, due to the equity awards granted on January 1, 2018 and pre-existing awards that are still being expensed. There was no acquisition and transaction-related compensation during the six months ended June 30, 2018.

Distribution and Other Asset‑based Expenses

The following table presents the components of distribution and other asset-based expenses for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
($ in thousands)	2018	2017
Broker-dealer distribution fees	$18,143	$20,604
Platform distribution fees	14,553	14,655
Fund expense reimbursements	6,280	7,610
Sub-administration	3,169	2,739
Sub-advisory	3,640	4,263
Middle-office	3,503	3,554
Total distribution and other asset-based expenses	$49,288	$53,425

Distribution and other asset-based expenses are primarily based on AUM. Distribution and other asset-based expenses were $49.3 million for the six months ended June 30, 2018, a decrease of $4.1 million, or 8%, from $53.4 million for the six months ended June 30, 2017. Asset-based expenses associated with sub-administration have increased year over year due to the increase in fund AUM. Broker-dealer distribution fees and platform distribution fees decreased due to the mix of mutual fund assets and share classes. Fund expense reimbursements and middle-office expense have decreased year over year due to operational efficiencies. The decrease in sub-advisory expense is a result of a decline in the assets included under our two sub-advisory relationships.

General and Administrative Expenses

General and administrative expenses decreased by $1.1 million, or 6%, to $16.1 million for the six months ended June 30, 2018, from $17.2 million for the six months ended June 30, 2017. Included in general and administrative expenses for the six months ended June 30, 2018 was $1.9 million of one-time costs related to the Credit Agreement that were not eligible to be capitalized. This was more than offset by decreases of $3.0 million in occupancy, technology and other business expenses due to operational efficiencies.

Depreciation and Amortization

Depreciation and amortization decreased by $4.0 million, or 25%, to $12.3 million for the six months ended June 30, 2018, from $16.3 million for the six months ended June 30, 2017, primarily due to lower amortization as certain intangible assets acquired in connection with the management-led buyout with Crestview GP reached the end of their useful lives.

Acquisition‑Related Costs

Acquisition costs decreased by $0.6 million to $0.0 million for the six months ended June 30, 2018, from $0.6 million for the six months ended June 30, 2017, due to costs incurred in the first half of 2017 related to acquisition activity including the RS Acquisition.

Restructuring and Integration Costs

Restructuring and integration costs decreased by $3.8 million to $0.7 million for the six months ended June 30, 2018, from $4.5 million for the six months ended June 30, 2017, due to costs incurred in the first half of 2017 for contract breakage and asset write-offs associated with the integration of RS Investments.

Interest Expense and Other Financing Costs

Interest expense and other financing costs decreased by $14.7 million, or 55%, to $11.8 million for the six months ended June 30, 2018, from $26.5 million for the six months ended June 30, 2017 as a result of refinancing activities and debt pre-payment. See Note 7 to the unaudited condensed consolidated financial statements for further discussion.

Loss on Debt Extinguishment

During the six months ended June 30, 2018, the Company recognized a $6.1 million loss on debt extinguishment consisting of $4.2 million of debt issuance costs and $1.9 million of debt discount upon the termination of the 2014 Credit Agreement. See Note 7 to the unaudited condensed consolidated financial statements for further discussion.

Income Tax Expense

The provision for income taxes for the six months ended June 30, 2018 and 2017 comprises U.S. federal, state and local taxes and foreign income taxes payable by certain of our subsidiaries. The difference between our effective tax rate and the statutory federal rate of 21% are state, local and foreign income taxes and non-deductible expenses.

On December 22, 2017, the Tax Act was enacted. The Tax Act significantly revised the U.S. corporate income tax law by, among other things, decreasing the federal corporate income tax rate from 35% to 21% effective January 1, 2018. Effective January 1, 2018, we estimate the impact of the Tax Act lowered our combined statutory federal, state, local and foreign income tax rate from approximately 38% to approximately 25% thus lowering our income tax expense beginning in calendar year 2018. The reduction in our combined statutory federal, state, local and foreign income tax rate also reduces the tax benefit resulting from the tax deduction of goodwill and acquired intangible assets beginning in 2018.

Supplemental Non‑GAAP Financial Information

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

The following table sets forth a reconciliation from GAAP financial measures to non-GAAP measures for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2018	2017	2018	2017
Reconciliation of non-GAAP financial measures:
Net income	$18,675	$2,354	$29,199	$6,767
GAAP income tax expense	(6,311)	(1,328)	(9,868)	(4,194)
Income before taxes	$24,986	$3,682	$39,067	$10,961
Interest expense(1)	4,229	12,757	12,323	24,353
Depreciation(2)	736	893	1,472	1,808
Other business taxes(3)	443	390	818	840
GAAP amortization of acquisition-related intangibles(4)	5,195	7,238	10,871	14,477
Stock-based compensation(5)	3,968	3,651	7,290	5,952
Acquisition, restructuring and exit costs(6)	560	5,195	1,078	7,798
Debt issuance costs(7)	361	1,914	7,063	2,828
Pre-IPO governance expenses(8)	(3)	312	138	600
Losses on equity method investments(9)	202	173	339	173
Adjusted EBITDA	$40,677	$36,205	$80,459	$69,790

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2018	2017	2018	2017
Reconciliation of non-GAAP financial measures:
Net income	$18,675	$2,354	$29,199	$6,767
Adjustments to reflect the operating performance of the Company:
i. Other business taxes(3)	443	390	818	840
ii. GAAP amortization of acquisition-related intangibles(4)	5,195	7,238	10,871	14,477
iii. Stock-based compensation(5)	3,968	3,651	7,290	5,952
iv. Acquisition, restructuring and exit costs(6)	560	5,195	1,078	7,798
v. Debt issuance costs(7)	361	1,914	7,063	2,828
vi. Pre-IPO governance expenses(8)	(3)	312	138	600
Tax effect of above adjustments(10)	(2,631)	(7,106)	(6,814)	(12,348)
Adjusted Net Income	$26,568	$13,948	$49,643	$26,914
Tax benefit of goodwill and acquired intangibles(11)	3,320	4,901	$6,640	$9,792

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

(2)	We add back depreciation on property and equipment; included in “Depreciation and amortization” in our unaudited condensed consolidated financial statements.
(3)	We add back other business taxes; other business taxes are included in “General and administrative” in our unaudited condensed consolidated financial statements.
(4)	We add back amortization of acquisition‑related intangibles; included in “Depreciation and amortization” in our unaudited condensed consolidated financial statements.
(5)

We add back the expense associated with stock‑based compensation associated with equity issued from pools that were created in connection with the management‑led buyout with Crestview GP from KeyCorp, the Munder Acquisition and the RS Acquisition and as a result of IPO‑related equity grants; included in “Personnel compensation and benefits” in our unaudited condensed consolidated financial statements.

(6)

We add back direct incremental costs of acquisitions and the IPO, including expenses associated with third‑party advisors, proxy solicitations of mutual fund shareholders for transaction consents, vendor contract early termination costs, impairment of receivables recorded in connection with an acquisition, and severance, retention and transaction incentive compensation. Severance, retention and transaction incentive compensation is included in “Personnel compensation and benefits” in our unaudited condensed consolidated financial statements, impairment of receivables recorded in connection with an acquisition is included in “Interest income and other income/(expense),” costs associated with professional services incurred in connection with IPO readiness are included in “General and administrative”; all other incremental costs are included in “Restructuring and integration costs” or “Acquisition‑related costs.”

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2018	2017	2018	2017
Restructuring and integration costs	$438	$3,331	$702	$4,461
Interest income and other income/(expense)	114	2,011	114	2,011
General and administrative	13	(459)	267	511
Acquisition-related costs	(5)	228	(5)	591
Personnel compensation and benefits	—	84	—	224

(7)

We add back debt issuance costs; included in “Interest expense and other financing costs”, “General and administrative” and “Loss on debt extinguishment” in our unaudited condensed consolidated financial statements. See “—Liquidity and Capital Resources” for more information.

(8)

We add back pre‑IPO governance expenses paid to Crestview and Reverence Capital, included in “General and administrative” in our unaudited condensed consolidated financial statements. These payments terminated as of the completion of the IPO.

(9)	We adjust for earnings/losses on equity method investments, included in “Interest income and other income/(expense)” in our unaudited condensed consolidated financial statements.
(10)

For the three and six months ended June 30, 2018, reflects income taxes of 25% applied to the sum of line items i. to vi.; 25% represents statutory federal income tax rate of 21% plus an estimate for state, local and foreign income taxes. For the three and six months ended June 30, 2017, reflects income taxes of 38% applied to the sum of line items i. to vi.; 38% represents statutory federal income tax rate of 35% plus an estimate for state, local and foreign income taxes.

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

Effective January 1, 2018, we estimate the impact of the Tax Act lowered our combined statutory federal, state, local and foreign income tax rate from approximately 38% to approximately 25% thus lowering our income tax expense beginning in calendar year 2018. The reduction in our combined statutory federal, state, local and foreign income tax rate also reduces the tax benefit resulting from the tax deduction of goodwill and acquired intangible assets beginning in 2018.

Non-GAAP measures should be considered in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP. Our non-GAAP measures may differ from similar measures at other companies, even if similar terms are used to identify these measures.

Liquidity and Capital Resources

Our primary uses of cash relate to repayment of our debt obligations and funding working capital needs and are expected to be met primarily through cash generated from our operations. The following table shows our liquidity position as of June 30, 2018 and December 31, 2017.

	June 30,	December 31,
($ in thousands)	2018	2017
Cash and cash equivalents	$15,162	$12,921
Accounts and other receivables	51,813	55,917
Undrawn commitment on revolving credit facility	100,000	25,000
Accounts and other payables	(41,127)	(51,301)

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

We maintained a $100.0 million revolving credit facility at June 30, 2018, which had $100.0 million undrawn as of June 30, 2018. We maintained a $25.0 million revolving credit facility at December 31, 2017 which had $25.0 million undrawn as of December 31, 2017. See Note 13 to the unaudited condensed consolidated financial statements for further discussion.

Debt Refinancing

On February 12, 2018, concurrently with the closing of the IPO, we entered into the Credit Agreement under which we received seven-year term loans in an original aggregate principal amount of $360.0 million and established a five-year revolving credit facility (which was unfunded as of closing) with aggregate commitments of $50.0 million. On May 3, 2018, the Company signed an amendment to the Credit Agreement increasing the revolving credit facility from $50.0 million to $100.0 million. See Note 7 to the unaudited condensed consolidated financial statements for further discussion.

 During the first quarter of 2018, the Company repaid $37.0 million under the Credit Agreement. The aggregate principal amount of loans outstanding under the Credit Agreement on March 31, 2018 was $323.0 million.

On April 11, 2018, May 3, 2018 and June 20, 2018, the Company repaid $15.0 million, $3.0 million and $5.0 million respectively of outstanding term loans under the Credit Agreement decreasing the aggregate principal amount of loans outstanding under the Credit Agreement to $300.0 million on June 30, 2018. See Note 7 to the unaudited condensed consolidated financial statements for further discussion.

On July 6, 2018 and August 3, 2018, the Company repaid $15.0 million and $5.0 million respectively of outstanding term loans under the Credit Agreement decreasing the aggregate principal amount of loans outstanding under the Credit Agreement to $280.0 million. See Note 13 to the unaudited condensed consolidated financial statements for further discussion.

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

Cash Flows for the Six Months Ended June 30, 2018 and 2017

	Six Months Ended June 30,
($ in thousands)	2018	2017
Net cash from operating activities	$59,592	$27,094
Net cash used in investing activities	(5,292)	(2,335)
Net cash used by financing activities	(52,013)	(26,267)

Operating activities provided net cash of $59.6 million and $27.1 million for the six months ended June 30, 2018 and 2017, respectively. The $32.5 million increase in net cash provided by operating activities was primarily due to growth in the business and lower interest expense as a result of refinancing activities and pre-payments.

Investing activities consist primarily of purchases and sales of property and equipment, the purchases and sales of trading securities related to our deferred compensation plan and other investing activities related to our business operations. Investing activities used net cash of $5.3 million and $2.3 million for the six months ended June 30, 2018 and 2017, respectively. The $3.0 million increase in the net cash used in investing activities was primarily due to additional equity investments made in Cerebellum Capital in the first half of 2018.

Financing activities consist primarily of proceeds received or paid from the issuance or repurchase of equity, debt-related activity and dividend payments to our stockholders. For the six months ended June 30, 2018, financing activities included, but were not limited to, the generation of net IPO proceeds of $156.5 million: $143.0 million received at the closing of the IPO and $13.5 million received at the subsequent closing of the underwriters’ exercise of their option, the incurrence of $360.0 million of term loans under the Credit Agreement, the repayment of $499.7 million of term loans under the 2014 Credit Agreement and the repayment of long-term debt under the Credit Agreement of $60.0 million. For the six months ended June 30, 2017, financing activities included, but were not limited to, the incurrence of $125.0 million of incremental term loans under the 2014 Credit Agreement, the payment of a dividend to stockholders in the amount of $119.9 million and the repayment of long-term debt in the amount of $15.9 million. Financing activities used net cash of $52.0 million and $26.3 million for the six months ended June 30, 2018 and 2017, respectively.

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

The table below sets forth these changes as of June 30, 2018, but does not update the other line items in the contractual obligations table that appear in the section of the Form 10-K described above:

	Payments Due
		Remainder	One to	Three to	More Than
($ in thousands)	Total	of 2018	Three Years	Five Years	Five Years
Principal payments on borrowings(1)	$300,000	$—	$—	$—	$300,000
Interest payable(1)(2)	102,366	7,796	30,930	30,930	32,710
Cerebellum Capital commitment(3)	2,000	2,000	—	—	—
Total	$404,366	$9,796	$30,930	$30,930	$332,710

(1)

The total principal payments on borrowings reflects the gross amount of principal outstanding on the term loans under the Credit Agreement as of June 30, 2018. On July 6, 2018 and [August 3, 2018], the Company repaid $15.0 million and $5.0 million respectively of outstanding term loans under the Credit Agreement. After giving effect to such repayments, the current principal amount of term loans outstanding under the Credit Agreement is $280.0 million.

(2)

The total interest payable reflects the interest due on the principal amount of the term loans outstanding under the Credit Agreement as of June 30, 2018 using the 5.08% interest rate in effect on that date.

(3)

On March 2, 2018, the Company agreed to purchase an additional $3.0 million of participating preferred units in Cerebellum Capital in three installments of $1.0 million each on April 1, 2018, July 1, 2018 and October 1, 2018. The Company made the first and second $1.0 million investments in additional participating preferred units on April 1, 2018 and July 2, 2018 respectively.

Off‑Balance Sheet Arrangements

In connection with dividends declared in February 2017 and December 2017, holders of restricted stock awards that were unvested at the time such dividends were declared are entitled to be paid the dividends as and when the restricted stock vests. Holders of stock options that were unvested at the time the December 2017 dividend were declared are entitled to receive a cash bonus equivalent of the December 2017 dividend as and when their stock options vest. These amounts are not recorded as a liability until and unless the awards vest in accordance with their respective agreements. As of June 30, 2018, the cash bonuses and distributions related to the February 2017 and December 2017 dividends on unvested and outstanding restricted shares and options totaled $2.0 million.

On March 2, 2018, the Company agreed to purchase an additional $3.0 million of participating preferred units in Cerebellum in three installments of $1.0 million each on April 1, 2018, July 1, 2018 and October 1, 2018. The Company made the first and second $1.0 million investments in additional participating preferred units on April 1, 2018 and July 2, 2018 respectively. The investments are recorded when cash is paid to Cerebellum Capital and the corresponding participating preferred units are issued.

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

The value of our AUM was $62.3 billion at June 30, 2018. A 10% increase or decrease in the value of our AUM, if proportionately distributed over all of our strategies, products and client relationships, would cause an annualized increase or decrease in our revenues of approximately $42.3 million at our weighted-average fee rate of 68 basis points for the quarter ended June 30, 2018. Because of declining fee rates from larger relationships and differences in our fee rates across investment strategies, a change in the composition of our AUM, in particular, an increase in the proportion of our total AUM attributable to strategies, clients or relationships with lower effective fee rates, could have a material negative impact on our overall weighted-average fee rate. The same 10% increase or decrease in the value of our total AUM, if attributed entirely to a proportionate increase or decrease in the AUM of the Victory Funds, to which we provide a range of services in addition to those provided to institutional separate accounts, would cause an annualized increase or decrease in our revenues of approximately $52.9 million at the Victory Funds’ aggregate weighted-average fee rate of 85 basis points for the quarter ended June 30, 2018. If the same 10% increase or decrease in the value of our total AUM was attributable entirely to a proportionate increase or decrease in the assets of our institutional separate accounts, it would cause an annualized increase or decrease in our revenues of approximately $28.0 million at the weighted-average fee rate across all of our institutional separate accounts of 45 basis points for the quarter ended June 30, 2018.

As is customary in the investment management industry, clients invest in particular strategies to gain exposure to certain asset classes, which exposes their investment to the benefits and risks of those asset classes. We believe our clients invest in each of our strategies in order to gain exposure to the portfolio securities of the respective strategies and may implement their own risk management program or procedures. We have not adopted a corporate‑level risk management policy regarding client assets, nor have we attempted to hedge at the corporate level or within individual strategies the market risks that would affect the value of our overall AUM and related revenues. Some of these risks, such as sector and currency risks, are inherent in certain strategies, and clients may invest in particular strategies to gain exposure to particular risks. While negative returns in our strategies and net client cash outflows do not directly reduce the assets on our balance sheet (because the assets we manage are owned by our clients, not us), any reduction in the value of our AUM would result in a reduction in our revenues.

Exchange Rate Risk

A portion of the accounts that we advise hold investments that are denominated in currencies other than the U.S. dollar. To the extent our AUM are denominated in currencies other than the U.S. dollar, the value of that AUM will decrease with an increase in the value of the U.S. dollar, or increase with a decrease in the value of the U.S. dollar. Each investment team monitors its own exposure to exchange rate risk and makes decisions on how to manage that risk in the portfolios they manage. We believe many of our clients invest in those strategies in order to gain exposure to non‑U.S. currencies, or may implement their own hedging programs. As a result, we generally do not hedge an investment portfolio’s exposure to non‑U.S. currency.

We have not adopted a corporate-level risk management policy to manage this exchange rate risk. Assuming 8% of our AUM are invested in securities denominated in currencies other than the U.S. dollar and excluding the impact of any hedging arrangement, a 10% increase or decrease in the value of the U.S. dollar would decrease or increase the fair value of our AUM by $498.0 million, which would cause an annualized increase or decrease in revenues of approximately $3.4 million at our weighted-average fee rate for the business of 68 basis points for the quarter ended June 30, 2018.

We operate in several foreign countries and incur operating expenses associated with these operations. In addition, we have revenue and revenue-sharing arrangements that are denominated in non-U.S. currencies. We do not believe foreign currency fluctuations materially affect our results of operations.

Interest Rate Risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. At June 30, 2018, we were exposed to interest rate risk as a result of the amounts outstanding under the Credit Agreement. See Note 7 to the unaudited condensed consolidated financial statements for a description of the amounts outstanding as of such date and the applicable interest rate.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) at June 30, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities.

None

Use of Proceeds

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets out information regarding purchases of equity securities by the Company for the three months ended June 30, 2018.

			Total Number of Shares	Approximate Dollar Value
	Total Number of	Average Price	of Class A Common	That May Yet Be Purchased
	Shares of Class A	Paid Per Share	Stock Purchased as Part of	Under Outstanding
	Common Stock	of Class A	Publicly Announced	Plans or Programs
Period	Purchased	Common Stock	Plans or Programs	(in millions) (1)
April 1-30, 2018	—	$—	—	$—
May 1-31, 2018	9,800	10.87	9,800	14.9
June 1-30, 2018	56,312	10.90	56,312	14.3
Total	66,112	$10.89	66,112

(1)

On May 22, 2018, our Board of Directors authorized a $15.0 million share repurchase program which expires on December 31, 2019. We repurchased 66,112 of Class A common stock under this program at an average cost of $10.89 during the three months ended June 30, 2018. As of June 30, 2018, $14.3 million remained available to repurchase shares under this program. See Note 8 of the unaudited condensed consolidated financial statements for more information on the share repurchase program.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101

The following information formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (ii) Unaudited Condensed Consolidated Statements of Operations for the quarters ended June 30, 2018 and 2017, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the quarters ended June 30, 2018 and 2017, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the quarters ended June 30, 2018 and 2017, (v) Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the quarter ended June 30, 2018 and 2017 and (vi) Notes to Unaudited Condensed Consolidated Financial Statements for the quarters ended June 30, 2018 and 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of August 2018.

VICTORY CAPITAL HOLDINGS, INC.

By:	/s/ TERENCE F. SULLIVAN
	Name:	Terence F. Sullivan
	Title:	Chief Financial Officer and Head of Strategy