Form 10-Q
period 2018-09-30
Victory Capital Holdings, Inc.
filed 2018-11-13
CIK 1570827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share and Class B common stock, par value $0.01 per share, as of October 26, 2018 were 14,383,572 and 53,361,542, respectively.

In this report, when we refer to:

•	the “2014 Credit Agreement,” we are referring to the credit agreement dated as of October 31, 2014 (as amended);
•	“CEMP,” we are referring to Compass Efficient Model Portfolios, LLC;
•	the “CEMP Acquisition,” we are referring to our acquisition of the CEMP business in 2015;
•	“Cerebellum,” we are referring to Cerebellum Capital, LLC;
•	“Crestview,” we are referring to Crestview Advisors, L.L.C.;
•	“Crestview GP,” we are referring to Crestview Partners II GP, L.P.;
•	“ETFs,” we are referring to exchange‑traded funds;
•	the “Existing Credit Agreement,” we are referring to the credit agreement dated as of February 12, 2018;
•	“Harvest,” we are referring to Harvest Volatility Management, LLC.;
•	the “Harvest Acquisition,” we are referring to the acquisition of Harvest;
•	the “Harvest Commitment Letter,” we are referring to the commitment letter entered into on September 21, 2018 (as amended from time to time) with Royal Bank of Canada and Barclays Bank PLC;
•

the “Harvest Purchase Agreement,” we are referring to the purchase agreement entered into on September 21, 2018 between the Company, Harvest, the members of Harvest listed on Annex A thereto (collectively the “Members”), Curtis Brockelman, Jr. and LPC Harvest, LP, each solely in their joint capacity as Members’ Representative, to purchase 100% of the outstanding equity interests of Harvest;
•	“IPO,” we are referring to the initial public offering of Class A common stock of Victory Capital Holdings, Inc.;
•	“Members” has the meaning set forth in the definition of “Harvest Purchase Agreement”;
•	“Munder,” we are referring to our Munder Capital Management Franchise;
•	the “Munder Acquisition,” we are referring to our acquisition of Munder Capital in 2014;
•	“Munder Capital,” we are referring to Munder Capital Management;
•	the “RS Acquisition,” we are referring to our acquisition of RS Investments in 2016;
•	“RS Investments,” we are referring to RS Investment Management Co. LLC;
•	“Reverence Capital,” we are referring to Reverence Capital Partners, LP;
•	“USAA Acquired Company” and “USAA Acquired Companies” have the respective meanings set forth in the definition of “USAA Stock Purchase Agreement”;
•

the “USAA AMCO Acquisition,” we are referring to the pending acquisition of USAA Asset Management Company and its mutual fund and ETF businesses and USAA 529 College Savings Plan and USAA Transfer Agency Company d/b/a USAA Shareholder Account Services pursuant to the USAA Stock Purchase Agreement;

•

the “USAA AMCO Credit Facilities Commitment Letter,” we are referring to the commitment letter entered into on November 6, 2018 (as amended from time to time) with Barclays Bank PLC and Royal Bank of Canada, a copy of which was filed as an exhibit to the Company’s Form 8-K that was filed with the Securities and Exchange Commission on November 9, 2018;

•

the “USAA Stock Purchase Agreement,” we are referring to the stock purchase agreement entered into on November 6, 2018 between the Company, USAA Investment Corporation, a Delaware corporation and, for certain limited purposes, USAA Capital Corporation, a Delaware corporation, to purchase 100% of the outstanding common stock of USAA Asset Management Company and USAA Transfer Agency Company d/b/a USAA Shareholder Account Services (each a “USAA Acquired Company” and collectively, the “USAA Acquired Companies”), a copy of which was filed as an exhibit to the Company’s Form 8-K that was filed with the Securities and Exchange Commission on November 9, 2018;

•	“VCA,” we are referring to Victory Capital Advisers, Inc., our broker‑dealer subsidiary registered with the Securities and Exchange Commission;
•	“VCM,” we are referring to Victory Capital Management Inc., our wholly owned registered investment adviser;
•

“Victory,” the “Company,” “we,” “our” or “us,” we are referring to Victory Capital Holdings, Inc. and its consolidated subsidiaries, except where otherwise stated or where it is clear that the term means only Victory Capital Holdings, Inc. exclusive of its subsidiaries;

•

the “Victory Funds,” we are referring to the Victory Portfolios, Victory Variable Insurance Funds, Victory Institutional Funds and the mutual fund series of Victory Portfolio II, a family of open-end mutual funds; and

•	“VictoryShares,” we are referring to Victory’s ETF brand.

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
•

other risks and factors included, but not limited to, those described in Part II, “Item 1A. Risk Factors,” and those listed under the caption “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 29, 2018, which is accessible on the SEC’s website at www.sec.gov.

In light of these risks, uncertainties and other factors, the forward‑looking statements contained in this report might not prove to be accurate. All forward‑looking statements speak only as of the date made and we undertake no obligation to update or revise publicly any forward‑looking statements, whether as a result of new information, future events or otherwise.

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements.

Victory Capital Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except for shares)

	September 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$25,139	$12,921
Receivables	50,421	55,917
Prepaid expenses	2,494	5,441
Investments	14,557	11,336
Property and equipment, net	8,632	8,844
Goodwill	284,108	284,108
Other intangible assets, net	392,331	408,000
Other assets	8,519	6,055
Total assets	$786,201	$792,622

Liabilities and stockholders' equity
Accounts payable and accrued expenses	$16,854	$21,996
Accrued compensation and benefits	30,326	29,305
Consideration payable for acquisition of business	5,788	9,856
Deferred tax liability, net	7,153	4,068
Other liabilities	15,803	12,989
Long-term debt	268,383	483,225
Total liabilities	344,307	561,439

Stockholders' equity:
Common stock, $0.01 par value per share: 2018 - no shares authorized, issued and outstanding; 2017 - 78,837,300 shares authorized, 57,182,730 issued and 55,118,673 shares outstanding	—	572
Class A common stock, $0.01 par value per share: 2018 - 400,000,000 shares authorized, 14,787,264 shares issued and 14,429,567 shares outstanding; 2017 - no shares authorized, issued and outstanding	148	—
Class B common stock, $0.01 par value per share: 2018 - 200,000,000 shares authorized, 55,639,613 shares issued and 53,492,633 shares outstanding; 2017 - no shares authorized, issued and outstanding	556	—
Additional paid-in capital	599,875	435,334
Class A treasury stock, at cost: 2018 - 357,697 shares; 2017 - no shares	(3,542)	—
Class B treasury stock, at cost: 2018 - 2,146,980 shares; 2017 - 2,064,057 shares	(21,719)	(20,899)
Accumulated other comprehensive income	63	64
Retained deficit	(133,487)	(183,888)
Total stockholders' equity	441,894	231,183
Total liabilities and stockholders' equity	$786,201	$792,622

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except for shares)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue
Investment management fees	$92,525	$86,016	$270,653	$254,605
Fund administration and distribution fees	15,557	16,372	46,792	49,378
Total revenue	108,082	102,388	317,445	303,983

Expenses
Personnel compensation and benefits	38,027	36,097	111,970	106,772
Distribution and other asset-based expenses	24,269	24,801	73,557	78,226
General and administrative	6,951	8,867	23,095	26,049
Depreciation and amortization	5,574	7,055	17,917	23,340
Change in value of consideration payable for acquisition of business	—	—	(4)	(25)
Acquisition-related costs	1,451	844	1,446	1,435
Restructuring and integration costs	—	483	702	4,944
Total operating expenses	76,272	78,147	228,683	240,741

Income from operations	31,810	24,241	88,762	63,242

Other income (expense)
Interest income and other income/(expense)	(200)	753	(229)	(816)
Interest expense and other financing costs	(4,458)	(11,688)	(16,256)	(38,159)
Loss on debt extinguishment	—	(330)	(6,058)	(330)
Total other income (expense), net	(4,658)	(11,265)	(22,543)	(39,305)

Income before income taxes	27,152	12,976	66,219	23,937

Income tax expense	(6,562)	(5,126)	(16,430)	(9,320)

Net income	$20,590	$7,850	$49,789	$14,617

Earnings per share of common stock
Basic	$0.30	$0.14	$0.76	$0.27
Diluted	$0.29	$0.13	$0.71	$0.25

Weighted average number of shares outstanding
Basic	67,972,313	54,961,161	65,816,557	54,867,257
Diluted	71,863,566	59,738,176	70,168,116	59,517,606

Dividends declared per share of common stock	$—	$—	$—	$2.19

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income
 (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$20,590	$7,850	$49,789	$14,617

Other comprehensive income (loss), net of tax
Net unrealized income on available-for-sale securities	22	13	34	59
Net unrealized income on cash flow hedges	—	128	—	323
Net unrealized gain (loss) on foreign currency translation	(6)	(16)	(35)	58
Total other comprehensive income (loss), net of tax	16	125	(1)	440

Comprehensive income	$20,606	$7,975	$49,788	$15,057

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except for shares)

								Accumulated
							Additional	Other
	Common Stock			Treasury Stock			Paid-In	Comprehensive	Retained
	Class A	Class B	Pre-IPO	Class A	Class B	Pre-IPO	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2017	$—	$—	$572	$—	$—	$(20,899)	$435,334	$64	$(183,888)	$231,183
Issuance of Class A common stock, net of underwriter discount	128	—	—	—	—	—	156,421	—	—	156,549
Class A common stock offering costs	—	—	—	—	—	—	(4,553)	—	—	(4,553)
Redesignation of common stock	—	572	(572)	—	(20,899)	20,899	—	—	—	—
Share conversion - Class B to A	20	(20)	—	—	—	—	—	—	—	—
Repurchase of shares	—	—	—	(3,542)	—	—	—	—	—	(3,542)
Shares withheld related to net settlement of equity awards	—	—	—	—	(820)	—	—	—	—	(820)
Vesting of restricted share grants	—	2	—	—	—	—	(2)	—	—	—
Exercise of options	—	2	—	—	—	—	679	—	—	681
Shares issued under 2018 ESPP	—	—	—	—	—	—	12			12
Fractional shares retired	—	—	—	—	—	—	(2)	—	—	(2)
Cumulative effect adjustment for adoption of ASU 2016-09	—	—	—	—	—	—	512	—	1,306	1,818
Other comprehensive loss	—	—	—	—	—	—	—	(1)	—	(1)
Stock-based compensation	—	—	—	—	—	—	11,474	—	—	11,474
Dividend	—	—	—	—	—	—	—	—	(694)	(694)
Net income	—	—	—	—	—	—	—	—	49,789	49,789
Balance, September 30, 2018	$148	$556	$—	$(3,542)	$(21,719)	$—	$599,875	$63	$(133,487)	$441,894

								Accumulated
							Additional	Other
	Common Stock			Treasury Stock			Paid-In	Comprehensive	Retained
	Class A	Class B	Pre-IPO	Class A	Class B	Pre-IPO	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2016	$—	$—	$565	$—	$—	$(16,245)	$421,747	$(537)	$(74,532)	$330,998
Issuance of common stock	—	—	3	—	—	—	3,029	—	—	3,032
Repurchase of shares	—	—	—	—	—	(4,504)	—	—	—	(4,504)
Vesting of restricted share grants	—	—	4	—	—	—	(4)	—	—	—
Equity awards modified to liabilities	—	—	—	—	—	—	(1,526)	—	—	(1,526)
Other comprehensive income	—	—	—	—	—	—	—	440	—	440
Stock-based compensation	—	—	—	—	—	—	9,960	—	—	9,960
Dividend	—	—	—	—	—	—	—	—	(121,129)	(121,129)
Other	—	—	—	—	—	—	—	—	(11)	(11)
Net income	—	—	—	—	—	—	—	—	14,617	14,617
Balance, September 30, 2017	$—	$—	$572	$—	$—	$(20,749)	$433,206	$(97)	$(181,055)	$231,877

Victory Capital Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except for shares) (continued)

	Shares of Common Stock			Shares of Treasury Stock
	Class A	Class B	Pre-IPO	Class A	Class B	Pre-IPO
Balance, December 31, 2017	–	–	57,182,730	–	–	(2,064,057)
Issuance of Class A common stock	12,810,860	–	–	–	–	–
Redesignation of common stock	–	57,184,766	(57,184,766)	–	(2,064,057)	2,064,057
Share conversion - Class B to A	1,975,072	(1,975,072)	–	–	–	–
Repurchase of shares	–	–	–	(357,697)	(82,923)	–
Vesting of restricted share grants	–	207,729	2,036	–	–	–
Exercise of options	–	222,453	–	–	–	–
Shares issued under 2018 ESPP	1,332	–	–	–	–	–
Fractional shares retired	–	(263)	–	–	–	–
Balance, September 30, 2018	14,787,264	55,639,613	–	(357,697)	(2,146,980)	–

	Shares of Common Stock			Shares of Treasury Stock
	Class A	Class B	Pre-IPO	Class A	Class B	Pre-IPO
Balance, December 31, 2016	–	–	56,505,321	–	–	(1,719,529)
Issuance of common stock	–	–	284,515	–	–	–
Repurchase of shares	–	–	–	–	–	(333,394)
Vesting of restricted share grants	–	–	339,701	–	–	–
Vesting of director share grants	–	–	49,405	–	–	–
Equity awards modified to liabilities	–	–	(6,658)	–	–	–
Balance, September 30, 2017	–	–	57,172,284	–	–	(2,052,923)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net income	$49,789	$14,617
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	4,951	8,886
Depreciation and amortization	17,917	23,340
Deferred financing costs and derivative and accretion expense	2,270	4,976
Stock-based and deferred compensation	14,518	14,325
Change in fair value of contingent consideration obligations	(4)	(25)
Loss on other receivable	309	2,011
Unrealized depreciation (appreciation) on investments	(261)	(755)
Loss on equity method investment	506	108
Loss on debt extinguishment	6,058	330
Changes in operating assets and liabilities:
Receivables	5,370	21,555
Prepaid expenses	(44)	(2,328)
Other assets	158	(190)
Accounts payable and accrued expenses	(2,687)	(9,251)
Accrued compensation and benefits	857	(17,322)
Other liabilities	190	(867)
Net cash provided by operating activities	99,897	59,410

Cash flows from investing activities
Purchases of property and equipment	(1,742)	(2,628)
Disposal of property and equipment due to restructuring	—	1,695
Purchases of investments	(3,557)	(7,405)
Sales of investments	644	4,245
Equity method investment	(3,000)	(1,000)
Net cash used in investing activities	(7,655)	(5,093)

Cash flows from financing activities
Issuance of Class A common stock, net of underwriter discount	156,549	—
Payment of Class A common stock deferred offering costs	(4,287)	—
Issuance of Class B common stock	679	3,032
Repurchase of common stock	(3,681)	(4,504)
Payments of taxes related to net share settlement of equity awards	(510)	—
Issuance of Class A common stock under 2018 ESPP	12	—
Payment of equity awards modified to liabilities	—	(1,803)
Proceeds from long-term senior debt	359,100	125,000
Repayment of draw on line of credit	—	(3,500)
Payment of debt financing fees	(2,507)	(1,733)
Repayment of long-term senior debt	(579,750)	(45,877)
Repayment of promissory note	(431)	(431)
Payment of dividends	(694)	(121,129)
Payment of consideration for acquisition	(4,448)	(8,381)
Net cash used in financing activities	(79,968)	(59,326)

Effect of changes of foreign exchange rate on cash and cash equivalents	(56)	103

Net increase (decrease) in cash and cash equivalents	12,218	(4,906)
Cash and cash equivalents, beginning of period	12,921	16,441
Cash and cash equivalents, end of period	$25,139	$11,535

Supplemental cash flow information
Cash paid for interest	$13,775	$32,704
Cash paid for income taxes	11,709	644
Supplemental disclosure of non-cash item
Class A common stock offering costs reclassed from prepaid expenses to additional paid in capital	267	—
Settlement of compensation liability with issuance of restricted share awards	180	—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Quarters Ended September 30, 2018 and 2017

1. Organization and Nature of Business

Victory Capital Holdings, Inc., a Delaware corporation (along with its wholly-owned subsidiaries, collectively referred to as “the Company”) was formed on February 13, 2013 for the purpose of acquiring Victory Capital Management Inc. (“VCM”) and Victory Capital Advisers, Inc. (“VCA”), which occurred on August 1, 2013.

VCM is a registered investment adviser managing assets through open-end mutual funds, separately managed accounts, unified management accounts, ETFs, collective trust funds, wrap separate account programs and UCITs. VCM also provides mutual fund administrative services for the Victory Portfolios, Victory Variable Insurance Funds, Victory Institutional Funds and the mutual fund series of the Victory Portfolios II (collectively, “the Victory Funds”), a family of open-end mutual funds, and the VictoryShares (the Company’s ETF brand). VCM additionally employs all of the Company’s U.S. investment professionals across its Franchises and Solutions, which are not separate legal entities. VCA is registered with the SEC as an introducing broker-dealer and serves as distributor and underwriter for the Victory Funds.

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
•

A substantial majority of the Company’s employee stockholders entered into an Employee Shareholders’ Agreement, pursuant to which they granted an irrevocable voting proxy with respect to the shares of the Company’s common stock they acquired from the Company, and any shares they may acquire from or be granted by the Company in the future, to the Employee Shareholders Committee. The current members of the Employee Shareholders Committee are the Chief Executive Officer, the Chief Operating Officer and the President, Investment Franchises.

On February 12, 2018, concurrently with the closing of the IPO, the Company entered into a credit agreement (the “Existing Credit Agreement”) under which the Company received seven-year term loans in an original aggregate principal amount of $360.0 million and established a five-year revolving credit facility (which was unfunded as of closing) with original aggregate commitments of $50.0 million.

Net proceeds received from the IPO and the Existing Credit Agreement together with cash on hand were used to repay all indebtedness outstanding under the credit agreement dated as of October 31, 2014 (as amended) (the “2014 Credit Agreement”) on February 12, 2018.

On May 3, 2018, the Existing Credit Agreement was amended to increase aggregate commitments for the revolving credit facility from $50.0 million to $100.0 million. See Note 8 for more information on the Company’s current debt structure.

2. Basis of Presentation and Significant Accounting Policies

The Company prepares its interim unaudited condensed consolidated financial statements on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial condition and results of operations. Operating results for the three months and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

Retroactive Adjustments for Common Stock Split

The Company’s Board of Directors and stockholders approved a 175.194 for 1 stock split of the Company’s common stock on February 1, 2018. All common share and common per share amounts in the unaudited condensed consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this stock split. See Notes 9, 10 and 11.

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

The Company’s involvement with non‑consolidated sponsored investment funds that are considered VIEs include providing investment advisory services, fund administration, distribution and compliance services and/or holding a minority interest. At September 30, 2018 and December 31, 2017, the Company’s investments in and maximum risk of loss related to unconsolidated sponsored VIE investment funds totaled $14.1 million and $10.9 million respectively which are included in investments on the unaudited condensed consolidated balance sheets. The Company has not provided financial support to these entities outside the ordinary course of business, which includes assuming operating expenses of funds for competitive or contractual reasons through fee waivers and fund expense reimbursements. The Company does not consolidate the sponsored investment funds in which it had an equity investment as it holds a minority interest, does not direct significant activities of these funds and does not have the right to receive benefits nor the obligation to absorb losses that could potentially be significant to these funds.

During the period ended September 30, 2018, the Company’s involvement with other non‑consolidated VIEs included an equity method investment and put and call option arrangements with Cerebellum Capital, LLC (“Cerebellum Capital”). The Company’s maximum risk of loss associated with Cerebellum Capital totaled $8.0 million and $6.0 million at September 30, 2018 and December 31, 2017, respectively, which includes the $8.0 million investment at September 30, 2018 and as of December 31, 2017, $5.0 million investment and $1.0 million exposure under the put option for the purchase of additional equity. See Note 12.

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

Contract termination liabilities are recorded for contract termination costs when the Company terminates a contract or stops using the product or service covered by the contract. Contract termination liabilities are recognized and measured at fair value. Contract termination costs are recorded in restructuring and integration costs on the unaudited condensed consolidated statements of operations. A rollforward of restructuring and integration liabilities for the three months and nine months ended September 30, 2018 and 2017 appears below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Liability balance, beginning of period	$0.5	$2.7	$0.1	$7.4
Severance expense
RS Investments	—	0.1	—	0.4
Other	—	—	0.7	0.3
Contract termination expense
RS Investments	—	0.3	—	3.8
Integration costs	—	0.1	—	0.4
Restructuring and integration costs	—	0.5	0.7	4.9
Settlement of liabilities	(0.2)	(1.8)	(0.5)	(10.9)
Liability balance, end of period	$0.3	$1.4	$0.3	$1.4
Accrued expenses	$0.3	$1.2	$0.3	$1.2
Other liabilities	—	0.2	—	0.2
Liability balance, end of period	$0.3	$1.4	$0.3	$1.4

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

The Company assesses the collectability of this receivable on a quarterly basis. During the three months and nine months ended September 30, 2018, the Company recognized losses of $0.2 million and $0.3 million respectively for the difference between cash collected and the related receivable balance. During the three months and nine months ended September 30, 2017, the Company recognized no loss and a $2.0 million loss respectively to write down this receivable. The losses on this receivable are included in interest income and other income/(expense) on the unaudited condensed consolidated statements of operations and in loss on other receivable in the unaudited condensed consolidated statements of cash flows. As of September 30, 2018 and December 31, 2017, amounts due under this receivable totaled $3.0 million and $8.4 million, respectively.

Intangible Assets

In the three months ended September 30, 2018, the Company determined that the estimated useful life had changed for the $1.1 million CEMP trade name indefinite-lived intangible asset as a result of rebranding the Company’s proprietary CEMP volatility weighted indexes as Nasdaq Victory volatility weighted indexes. The Company estimated the fair value of the trade name intangible asset before updating the useful life and concluded no impairment was present. The Company began amortizing this intangible asset in the three months ended September 30, 2018 on a straight-line basis over a two year period.

Equity Award Modifications

When changes are made to the terms of an equity award that result in a change in the fair value of the equity award immediately before and after the change, the Company applies modification accounting, treating the change as an exchange of the original award for a new award. The calculation of the incremental value associated with the modified award is based on the excess of the fair value of the modified award over the fair value of the original award measured immediately before its terms are modified.

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

ASU 2017-09 was issued by the FASB in May 2017 to clarify when changes in the terms or conditions of a share-based payment award qualify for accounting treatment as a modification. The Company adopted ASU 2017-09 on January 1, 2018 and will apply the new guidance prospectively to awards modified after January 1, 2018. The adoption had no significant impact on the Company’s unaudited condensed consolidated financial statements for the nine months ended September 30, 2018.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014‑09, Revenue from Contracts with Customers, which supersedes existing revenue recognition guidance. ASU 2014-09 and all subsequent amendments related to ASU 2014-09 (the “new revenue guidance") requires the following steps when recognizing revenue: 1) identify the contract with the customer 2) identify performance obligations in the contract 3) determine the transaction price 4) allocate the transaction price to the performance obligations in the contract and 5) recognize revenue when or as performance obligations are satisfied. The new revenue guidance requires additional disclosures related to the nature, amount, timing and uncertainty of revenue from customer contracts. ASU 2014-09 may be adopted by using one of two methods 1) retrospective application to each prior reporting period presented or 2) a modified retrospective approach, requiring the standard be applied only to the most current period presented, with the cumulative effect of initially applying the standard recognized at the date of initial application. The new revenue guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, for non‑emerging growth companies, and for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, for the Company.

The Company’s introducing broker-dealer VCA adopted the new revenue guidance effective January 1, 2018. VCA receives compensation for sales and sales-related services promised under distribution contracts with the Victory Funds. There are no direct costs incurred to obtain these contracts. Direct costs incurred to fulfill services under the distribution contracts include sales commissions paid to third party dealers for the sale of Class C Shares. There was no change to how VCA records revenue from contracts with customers and accounts for costs incurred to fulfill services under distribution contracts from adoption of the new revenue guidance.

VCA’s distribution fee revenue totaled $9.4 million and $10.7 million for the three months ended September 30, 2018 and 2017, respectively, and $29.1 million and $32.9 million for the nine months ended September 30, 2018 and 2017, respectively, and is recorded in fund administration and distribution fees on the unaudited condensed consolidated statements of operations.

The Company has substantially completed its analysis of the impact of the new revenue guidance on its remaining contracts with customers. The adoption of the new revenue guidance is not expected to result in significant changes to the

Company’s current revenue recognition practices, except for the timing of the recognition of certain performance fees and the net presentation of certain fund expense reimbursements which were previously presented on a gross basis. The Company will adopt the new revenue guidance using the modified retrospective method on January 1, 2019.

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

In March 2018, the FASB issued ASU 2018-05 incorporating guidance from SEC Staff Accounting Bulletin (SAB) 118 into Accounting Standards Codification 740 on income taxes. SAB 118 addresses situations where companies are not able to complete their accounting for the income tax effects of the Tax Cuts and Jobs Act (the “Tax Act”) in the period of enactment. See Note 7 for more information on the Company’s accounting for the income tax effects of the Tax Act.

On October 4, 2018, as part of Rule 3-04 of Regulation S-X, the SEC published amended rules requiring an analysis of changes in stockholders’ equity for the current and comparative quarter and year to date periods in financial statements included in quarterly reports on Form 10-Q. The new rule takes effect on November 5, 2018. To provide transition relief, the SEC’s Division of Corporation Finance issued a Compliance and Disclosure Interpretation stating that the SEC staff will not object if a filer’s first presentation of the changes in stockholders’ equity is included in its Form 10-Q for the quarter that begins after the effective date of the amendments. The Company will begin including an analysis of changes in stockholders’ equity for the current and comparative quarter in its financial statements included on Form 10-Q for the quarter ending March 31, 2019.

3. Harvest Acquisition

On September 21, 2018, the Company entered into the Harvest Purchase Agreement, whereby the Company has agreed to purchase 100% of the equity interests of Harvest, an asset management company specializing in yield enhancement overlay, risk reduction, alternative beta and absolute return investment strategies. The Harvest Acquisition is expected to close around the end of the first quarter of 2019, and is subject to the receipt of a specified level of client consent, termination or expiration of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) waiting period, which termination was received on November 6, 2018, and other closing conditions.

Harvest Purchase Agreement

Subject to the adjustments described below, the aggregate purchase price (the “Harvest Purchase Price”) to be paid by the Company for Harvest is (i) $255 million in cash paid at the closing of the transaction (the “Harvest Closing”), (ii) $15 million in shares of the Company’s Class B Common Stock to be paid at the Harvest Closing (iii) $30.75 million in Class B Common Stock, issued in four equal installments at the end of each of the first four quarters following the Harvest Closing, and (iv) contingent earn-out payments based on the net revenue (as calculated under the Harvest Purchase Agreement) of the Harvest business in calendar years 2021, 2022 and 2023. The shares of Class B Common Stock included in the Harvest Purchase Price will be issued at a volume-weighted average price per share as defined in the Harvest Purchase Agreement. The net revenue targets that must be achieved by the Harvest business in order for the maximum earnout to be paid are predicated on more than 30% of annual revenue growth by the Harvest business for the five years following the Harvest Closing. A maximum of $100 million in earnout payments is achievable for each of calendar year 2021, 2022 and 2023, with such maximum number subject to certain adjustments. To receive any earnout for a given calendar year, the Harvest business must achieve a minimum of $51 million in net revenue for such calendar year, and to achieve the maximum earnout, the Harvest business must achieve at least $112 million in net revenue for calendar year 2021, $145.7 million in net revenue for calendar year 2022 and $189.4 million in net revenue for calendar year 2023, subject to certain “catch-up” provisions.

The Harvest Purchase Agreement provides that the Harvest Purchase Price will be reduced if Harvest does not obtain client consents relating to the assignment of Harvest investment advisory contracts representing revenues equal to at least 95% of a baseline revenue amount. The Harvest Purchase Price is subject to adjustments for working capital and debt, unpaid transaction expenses, accrued bonuses and commissions and other specified pre-closing Harvest liabilities relating to the Harvest Closing. The Harvest Purchase Price is also subject to a customary post-closing adjustment and true-up payment for consents obtained in the ninety days following the Harvest Closing.

The Harvest Commitment Letter

In connection with entering into the Harvest Purchase Agreement, on September 21, 2018, the Company entered into the Harvest Commitment Letter with Royal Bank of Canada (“RBC”) and Barclays Bank PLC (“Barclays”), pursuant to which RBC and Barclays have committed to provide, and have agreed to arrange and syndicate, an incremental senior secured term loan facility under the Existing Credit Agreement in an initial aggregate principal amount of up to $265 million (the “Harvest Facility”). The proceeds of the Harvest Facility, together with cash on the Company’s balance sheet at Harvest Closing, will be used by the Company to fund a portion of the Harvest Purchase Price and to pay fees and expenses incurred in connection with the Harvest Acquisition and the Harvest Facility. The availability of the Harvest Facility is subject to the satisfaction of certain customary conditions precedent. Neither the closing of the Harvest Facility, nor the receipt of any other financing, is a condition to the Harvest Closing.

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

As of September 30, 2018, the Company had $0.7 million in contingent consideration arrangement liabilities that were measured at fair value on a recurring basis. These liabilities represent the CEMP earn-out payment liability, which is included in consideration payable for acquisition of business on the unaudited condensed consolidated balance sheets. Level 3 inputs were utilized to determine fair value, or the present value of the expected future settlement, of the contingent consideration arrangement. Changes in the fair value of the liability, realized or unrealized, are recorded in earnings and are included in change in value of consideration payable for acquisition of business on the unaudited condensed consolidated statements of operations.

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

Contingent
Consideration
Arrangements

Balance, December 31, 2017	$(1,195)
CEMP change in fair value measurement	4
CEMP year 3 earn-out payment	443
Balance, September 30, 2018	$(748)

There were no transfers between any of the Level 1, 2 and 3 categories in the fair value measurement hierarchy from December 31, 2017 to September 30, 2018. The Company recognizes transfers at the end of the reporting period.

The net carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximates fair value due to the short-term nature of these assets and liabilities. The fair value of the Company’s long-term debt at September 30, 2018 is considered to be its carrying amount as the Company entered into the Existing Credit Agreement in February 2018. See Note 8. Level 2 inputs are utilized to determine the fair value of the Company’s long-term debt.

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

	September 30, 2018	December 31, 2017
Related party assets
Receivables (investment management fees)	$22,909	$23,027
Receivables (fund administration and distribution fees)	3,569	3,925
Investments	14,138	10,925
Total	$40,616	$37,877

Related party liabilities
Accounts payable and accrued expenses (fund reimbursements)	$974	$1,155
Other liabilities (promissory note)	239	671
Total	$1,213	$1,826

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Related party revenue
Investment management fees	$68,386	$64,282	$200,728	$188,009
Fund administration and distribution fees	15,557	16,372	46,792	49,378
Total	$83,943	$80,654	$247,520	$237,387

Related party expense
Distribution and other asset-based expenses (fund reimbursements)	$3,072	$2,216	$9,352	$9,826
General and administrative	—	288	135	864
Total	$3,072	$2,504	$9,487	$10,690

Related party other income (expense)
Interest expense and other income/(expense) (realized gains/(losses) on available-for-sale securities, net)	$—	$15	$—	$15
Interest expense and other financing costs (promissory note)	(5)	(10)	(16)	(29)
Total	$(5)	$5	$(16)	$(14)

6. Investments

As of September 30, 2018 and December 31, 2017, the Company held both available-for-sale securities and trading securities. Available-for-sale investments consist entirely of seed capital investments in certain Victory Funds. Trading securities are held under a deferred compensation plan and include Victory Funds and third party mutual funds.

Available‑For‑Sale Securities

A summary of the cost and fair value of investments classified as available-for-sale is as follows:

		Gross Unrealized		Fair
	Cost	Gains	(Losses)	Value
As of September 30, 2018	$595	$129	$—	$724
As of December 31, 2017	595	82	—	677

Unrealized gains and losses on available‑for‑sale investments are recorded, net of tax, to accumulated other comprehensive income (loss). Upon sale, accrued unrealized gains or losses are reclassed out of accumulated comprehensive income (loss), see Note 13, and realized gains and losses are recognized on the unaudited condensed consolidated statements of operations as interest income and other income/(expense). There were no sales of available-for-sale securities in the three months and nine months ended September 30, 2018 and 2017.

Trading Securities

A summary of the cost and fair value of investments classified as trading securities is as follows:

		Gross Unrealized		Fair
	Cost	Gains	(Losses)	Value
As of September 30, 2018	$12,921	$1,150	$(238)	$13,833
As of December 31, 2017	9,978	950	(269)	10,659

Unrealized and realized gains and losses on trading securities are recorded in interest income and other income/(expense) in the unaudited condensed consolidated statements of operations. Proceeds from sales and realized gains and losses from trading securities in the three months and nine months ended September 30, 2018 and 2017 are as follows:

	Sale	Realized
	Proceeds	Gains	(Losses)
For the Three Months Ended September 30, 2018	$16	$2	$—
For the Three Months Ended September 30, 2017	2,954	84	(11)

	Sale	Realized
	Proceeds	Gains	(Losses)
For the Nine Months Ended September 30, 2018	$644	$34	$(5)
For the Nine Months Ended September 30, 2017	4,166	111	(26)

7. Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted. The Tax Act significantly revised the U.S. corporate income tax law by, among other things, decreasing the federal corporate income tax rate from 35% to 21% effective January 1, 2018.

SEC Staff Accounting Bulletin No. 118 (SAB 118) addresses situations when a company has not completed the accounting for certain income tax effects of the Tax Act and provides a measurement period of up to one year after the enactment date for the accounting to be completed. The Company recorded a provisional credit to federal tax expense of $2.4 million in 2017 from remeasuring deferred tax assets and deferred tax liabilities due to the Tax Act. Any subsequent adjustment to these amounts, if any, will be recorded to provision for income taxes in the fourth quarter of 2018. No adjustment was made to the provisional credit recorded in 2017 in the nine months ended September 30, 2018.

The effective tax rate for the three months and nine months ended September 30, 2018 and 2017 differs from the U.S. federal statutory rate primarily as a result of certain non-deductible expenses and state and local income taxes and for 2018, tax benefits from share-based compensation activity. The provision for income taxes was $6.6 million and $5.1 million, or 24.2% and 39.5% of pre‐tax income for the three months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018 and 2017, the provision for income taxes was $16.4 million and $9.3 million, or 24.8% and 38.9% of pre-tax income, respectively.

The effective tax rate for the three months and nine months ended September 30, 2018 was significantly lower than the effective tax rate for the three months and nine months ended September 30, 2017 due mainly to the reduction in the federal corporate income tax rate effective January 1, 2018.

No valuation allowance was recorded for deferred tax assets in the periods ended September 30, 2018 and 2017.

8. Debt

2018 Debt Refinancing

On February 12, 2018, concurrently with the closing of the IPO, the Company entered into the Existing Credit Agreement under which the Company received seven‑year term loans in an original aggregate principal amount of $360.0 million and established a five‑year revolving credit facility (which was unfunded as of closing) with original aggregate commitments of $50.0 million. On May 3, 2018, the Existing Credit Agreement was amended to increase aggregate commitments for the revolving credit facility from $50.0 million to $100.0 million.

Net proceeds of $355.9 million from the term loans under the Existing Credit Agreement and $143.0 million from the IPO, as well as cash on hand of $0.8 million, were used to repay all of the indebtedness outstanding under the 2014 Credit Agreement ($499.7 million of term loans) on February 12, 2018. The 2014 Credit Agreement was terminated on this date.

The Existing Credit Agreement

Term loans under the Existing Credit Agreement amortize at a rate of 1.00% per annum. Mandatory prepayments of term loans are required on an annual basis, starting with the year ending December 31, 2019, with a percentage of annual excess cash flow ranging from 0% to 50% depending on the Company’s first lien leverage ratio. Mandatory prepayments of term loans are also required with all or a portion of net cash proceeds of certain asset sales, casualty or condemnation events and with the proceeds of certain incurrences of indebtedness. At any time the Company may terminate commitments under the revolving credit facility in full or in part or prepay term loans in whole or in part, subject to the payment of LIBOR breakage fees, if any. Term loans under the Existing Credit Agreement have an interest rate of LIBOR plus 2.75%.

Obligations under the Existing Credit Agreement are guaranteed by all of the Company’s domestic subsidiaries other than VCA (the Guarantors) and are secured by substantially all of the assets of the Company and the Guarantors, subject in each case to certain customary exceptions.

The Existing Credit Agreement contains customary affirmative and negative covenants, including but not limited to, covenants that affect the ability of the Company and its subsidiaries to incur additional indebtedness, create liens, merge or dissolve, make investments, make distributions and dividends. The Existing Credit Agreement also requires a certain maximum first lien leverage ratio, measured as of the last day of each fiscal quarter on which outstanding borrowings under the revolving credit facility exceed 35.0% of the commitments.

Original issue discount was $0.9 million for the term loans under the Existing Credit Agreement and $0.3 million for the revolving credit facility under the Existing Credit Agreement. The Company incurred a total of $3.7 million in arranger fees and other third party costs related to the Existing Credit Agreement: $1.8 million was recorded as debt issuance costs and $1.9 million was expensed in general and administrative expense in the unaudited condensed consolidated statements of operations as costs related to modified debt. The Company recognized a $6.1 million loss on debt extinguishment, which consisted of the write-off of $4.2 million in unamortized debt issuance costs and $1.9 million in unamortized debt discount.

In conjunction with the May 3, 2018 amendment to the Existing Credit Agreement, the Company incurred $0.4 million in original issue discount and legal and other fees which were recorded as debt issuance costs in other assets on the unaudited condensed consolidated balance sheets.

As of September 30, 2018, the term loans under the Existing Credit Agreement had an interest period of three months and the interest rate was 5.14% per annum. Including the impact of amortization of debt issuance costs and original issue discount described herein, the effective yield for term loans under the Existing Credit Agreement as of September 30, 2018 was 5.81% per annum.

The Company repaid $20.0 million of the outstanding term loans under the Existing Credit Agreement in the three months ended September 30, 2018. A total of $80.0 million of the outstanding term loans under the Existing Credit Agreement has been repaid in the period from February 12, 2018 to September 30, 2018.

The components of interest expense and other financing costs on the unaudited condensed consolidated statements of operations for the three months and nine months ended September 30, 2018 and 2017 appear below.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Interest expense	$3,673	$9,970	$13,610	$32,961
Amortization of debt issuance costs	373	909	1,337	2,766
Amortization of debt discount	150	379	551	1,172
Interest rate cap expense	—	207	—	540
CEMP base payment accretion expense	102	151	383	498
Other	160	72	375	222
Total	$4,458	$11,688	$16,256	$38,159

The components of long-term debt on the unaudited condensed consolidated balance sheets at September 30, 2018 and December 31, 2017 appear below.

	September 30, 2018	December 31, 2017
Principal outstanding	$280,000	$499,750
Unamortized debt issuance costs	(7,953)	(11,442)
Unamortized debt discount	(3,664)	(5,083)
Long-term debt	$268,383	$483,225

The Harvest Commitment Letter and USAA AMCO Credit Facilities Commitment Letter

In connection with executing the Harvest Purchase Agreement, the Company entered into the Harvest Commitment Letter for an incremental senior secured term loan facility under the Existing Credit Agreement in an initial aggregate principal amount of up to $265 million. See Note 3 to the unaudited condensed consolidated financial statements for further discussion of the Harvest Purchase Agreement and the Harvest Commitment Letter.

On November 6, 2018, in connection with executing the USAA Stock Purchase Agreement, the Company entered into the USAA AMCO Credit Facilities Commitment Letter. See Note 14 for additional information on the USAA AMCO Credit Facilities Commitment Letter.

9. Equity

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

The Company incurred offering costs of $4.6 million related to the IPO and underwriter option exercise, of which $2.9 million of legal, accounting and other costs were included in prepaid expenses on the unaudited condensed consolidated balance sheets at December 31, 2017 and were subsequently reclassified to equity issuance costs upon closing of the IPO. The Company paid $0.3 million and $4.3 million of these offering costs in 2017 and the nine months ended September 30, 2018, respectively.

All shares of common stock outstanding, all shares of common stock held as treasury stock and all unvested restricted shares of common stock outstanding prior to the IPO were redesignated as shares of Class B common stock with a par value of $0.01 per share upon completion of the IPO. The first shares of Class A common stock were issued in the IPO; no shares of preferred stock were issued as of September 30, 2018.

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

In the three months ended September 30, 2018, the Company repurchased 291,585 shares of Class A common stock at a total cost of $2.8 million and an average cost of $9.68 per share. As of September 30, 2018, a total of 357,697 shares of Class A common stock had been repurchased under the share repurchase program at a total cost of $3.5 million and an average cost of $9.90 per share, and $11.5 million was available for future repurchases. The repurchase program expires on December 31, 2019.

10. Share‑Based Compensation

Equity Incentive Plans

Until the IPO was completed, equity-based awards were issued to executives, directors and key employees of the Company under the Victory Capital Holdings, Inc. Equity Incentive Plan (the “2013 Plan”) and the Outside Director Equity Incentive Plan (the “Director Plan”).

In connection with the IPO, the Company’s board of directors adopted, and the Company’s stockholders approved, the Victory Capital Holdings, Inc. 2018 Stock Incentive Plan (the “2018 Plan”), and the Victory Capital

Holdings, Inc. 2018 Employee Stock Purchase Plan (the “2018 ESPP”), each of which became effective upon the completion of the IPO.

The 2018 Plan authorizes the grant of non-qualified stock options, incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance awards and other awards that may be settled in or based upon shares of the Company’s Class A common stock or Class B common stock, collectively, the Shares, though the Company currently intends to grant these awards based upon shares of Class B common stock. As the 2018 Plan took effect upon completion of the IPO, no further grants will be made under the 2013 Plan.

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

On June 8, 2018, the Compensation Committee approved the terms and conditions for the 2018 ESPP offering. A total of 350,388 shares of Class A common stock is available to issue under the 2018 ESPP. The offering runs for eighteen months, from July 1, 2018 to December 31, 2019, and includes three six month offering periods. Shares of Class A common stock will be purchased at three month calendar intervals at a 5 percent discount from the market price on the purchase date, which is the last day of each calendar quarter during the offering. Amounts purchased by an individual may not exceed $25,000 worth of stock in any given calendar year. The 2018 ESPP is a non-compensatory plan and includes no option features other than employees may change their contributions or withdraw from the plan once during each six month offering period during a specified time approved by the Company. All U.S.-based employees may participate in the 2018 ESPP.

As of September 30, 2018, 225,852 restricted share grants and 2,362 stock option awards had been issued under the 2018 Plan, and 1,332 shares of Class A common stock had been issued under the 2018 ESPP Plan.

Current Period Activity

During the three months ended September 30, 2018, the Company issued 209,654 restricted share grants, of which 6,771 were fully vested on the grant date and 202,883 will vest 100% on the third anniversary of the grant date.

Effective July 31, 2018, the Company’s board of directors approved modifications to the vesting conditions for 114,283 outstanding performance options. The Company applied modification accounting to these awards. Inputs used to estimate the incremental fair value of the modified awards included the Class A common stock closing price on the modification date and expected volatility, which was based on a consideration of the average volatility of companies in the same or similar lines of business adjusted for differing levels of leverage and the Company’s volatility for the post-IPO period. There was no significant impact on compensation expense from the modified options.

Activity during the nine months ended September 30, 2018 and 2017 related to stock option awards and restricted stock awards is shown in the tables below.

	Shares Subject to Stock Option Awards
	Nine Months Ended September 30,
	2018			2017
	Avg wtd	Avg wtd		Avg wtd	Avg wtd
	grant-date	exercise		grant-date	exercise
	fair value	price	Units	fair value	price	Units
Outstanding at beginning of period	$3.66	$5.71	9,078,728	$3.40	$4.90	8,669,475
Granted	6.51	14.25	359,618	6.14	13.51	774,357
Forfeited	6.28	13.77	(8,520)	2.89	3.44	(122,461)
Exercised	2.81	3.06	(222,453)	2.44	2.54	(73,406)
Modified to liability to be cash settled	—	—	—	2.58	2.54	(156,272)
Outstanding at end of the period	$3.79	$6.11	9,207,373	$3.66	$5.71	9,091,693
Vested	$3.34	$4.74	6,447,462	$3.13	$4.13	5,397,026
Unvested	4.84	9.31	2,759,911	4.42	8.03	3,694,667

	Restricted Stock Awards
	Nine Months Ended September 30,
	2018		2017
	Avg wtd grant-		Avg wtd grant-
	date fair value	Units	date fair value	Units
Unvested at beginning of period	$11.82	1,293,107	$9.48	1,018,228
Granted	13.81	1,904,595	13.51	623,165
Vested	10.48	(209,765)	7.99	(339,701)
Forfeited	—	—	8.81	(8,585)
Unvested at end of period	$13.18	2,987,937	$11.82	1,293,107

	Director Plan Restricted Stock Awards
	Nine Months Ended September 30,
	2018		2017
	Avg wtd grant-		Avg wtd grant-
	date fair value	Units	date fair value	Units
Unvested at beginning of period	$—	—	$5.71	49,230
Granted	—	—	—	—
Vested	—	—	5.71	(49,230)
Forfeited	—	—	—	—
Unvested at end of period	$—	—	$—	—

Share-based compensation expense for equity awards is measured at the grant date, based on the estimated fair value of the award, and recognized over the requisite employee service period. Stock option awards have a ten year contractual life.

Dividend Payments

As of September 30, 2018 and December 31, 2017, the amount of cash bonuses and distributions related to dividends previously declared on unvested and outstanding restricted share awards and stock options totaled $2.0 million, which is not recorded as a liability as of the balance sheet date. A liability will be recorded for these cash bonuses and dividends when the restricted shares and options vest.

11. Earnings Per Share

The computation of basic and diluted earnings per share is based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands except per share amounts)	2018	2017	2018	2017
Net income	$20,590	$7,850	$49,789	$14,617
Shares:
Basic: Weighted average number of shares outstanding	67,972,313	54,961,161	65,816,557	54,867,257
Plus: Incremental shares from assumed conversion of dilutive instruments	3,891,253	4,777,015	4,351,559	4,650,349
Diluted: Weighted average number of shares outstanding	71,863,566	59,738,176	70,168,116	59,517,606

Outstanding instruments excluded from the computation of weighted average shares for diluted EPS because the effect would be anti-dilutive totaled 2,965,685 and 434,173 for the three months ended September 30, 2018 and 2017, respectively, and 1,737,922 and 434,832 for the nine months ended September 30, 2018 and 2017, respectively. Holders of non-vested share-based compensation awards do not have rights to receive nonforfeitable dividends on the shares covered by the awards.

12. Equity Method Investment

The Company made the third $1.0 million equity investment required under the Cerebellum Capital put option on February 1, 2018.

On March 2, 2018, the Company agreed to purchase an additional $3.0 million of participating preferred units in Cerebellum Capital in three installments of $1.0 million each. The Company made the first $1.0 million investment on April 1, 2018, the second $1.0 million investment on July 2, 2018, and the third $1.0 million investment on October 1, 2018.

The Company recorded $0.2 million and $0.5 million in losses from equity method investments in the three months and nine months ended September 30, 2018, respectively, and $0.1 million in earnings and $0.1 million in losses from equity method investments in the three months and nine months ended September 30, 2017. Earnings and losses from equity method investments are recorded in interest income and other income/(expense) on the unaudited condensed consolidated statements of operations. Equity method investments are recorded in other assets on the unaudited condensed consolidated balance sheets.

13. Accumulated Other Comprehensive Income (Loss)

The following table presents changes in accumulated other comprehensive income/(loss) by component for the nine months ended September 30, 2018 and 2017.

			Cumulative
	Available-for-sale	Cash Flow	Translation
	Securities (a)	Hedges (b)	Adjustment	Total
Balance, December 31, 2016	$(13)	$(462)	$(62)	$(537)
Other comprehensive income/(loss) before reclassification and tax	110	(20)	96	186
Tax impact	(42)	8	(38)	(72)
Reclassification adjustments, before tax	(15)	540	—	525
Tax impact	6	(205)	—	(199)
Net current period other comprehensive income/(loss)	59	323	58	440
Balance, September 30, 2017	$46	$(139)	$(4)	$(97)
Balance, December 31, 2017	$51	$—	$13	$64
Other comprehensive income/(loss) before reclassification and tax	46	—	(47)	(1)
Tax impact	(12)	—	12	—
Reclassification adjustments, before tax	—	—	—	—
Tax impact	—	—	—	—
Net current period other comprehensive income/(loss)	34	—	(35)	(1)
Balance, September 30, 2018	$85	$—	$(22)	$63

(a)	Reclassifications out of AOCI(L) related to available-for-sale securities are recorded in interest income and other income/(expense)
(b)	Reclassifications out of AOCI(L) related to cash flow hedges are recorded in interest expense and other financing costs

14. Subsequent Events

USAA Stock Purchase Agreement

On November 6, 2018, the Company entered into the USAA Stock Purchase Agreement, whereby the Company agreed to purchase 100% of the outstanding common stock of the USAA Acquired Companies. The USAA AMCO Acquisition is expected to close around the end of the second quarter of 2019, subject to the satisfaction or waiver of certain closing conditions.

The aggregate purchase price (the “USAA Stock Purchase Price”) to be paid by the Company for the shares of the USAA Acquired Companies is (i) $850 million in cash paid at the closing of the USAA AMCO Acquisition (the “USAA Closing”) and (ii) contingent payments as calculated under the USAA Stock Purchase Agreement in each of the first four years following the USAA Closing. A maximum of $150 million ($37.5 million per year) in contingent payments is achievable over the four-year period based on achievement of certain business performance goals. The USAA Stock Purchase Price is subject to adjustments based on the level of client consents received, net working capital, debt, cash and transaction expenses as described in the USAA Stock Purchase Agreement.

USAA AMCO Credit Facilities Commitment Letter

In connection with entering into the USAA Stock Purchase Agreement, on November 6, 2018 the Company entered into the USAA AMCO Credit Facilities Commitment Letter with Barclays and RBC, pursuant to which Barclays and RBC have committed to provide, and have agreed to arrange and syndicate, a new seven-year senior secured first lien term loan facility (the “USAA AMCO Term Loan Facility”) in an aggregate principal amount of up to $1.395 billion and a new five-year senior secured first lien revolving credit facility (together with the USAA AMCO Term Loan Facility, the “USAA AMCO Credit Facilities”) in an aggregate principal amount of up to $100 million.

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

Overview

We are an investment management firm operating a next generation, integrated multi-boutique model with $63.6 billion in AUM as of September 30, 2018. Our differentiated model features a scalable operating platform that provides centralized distribution, marketing and operations infrastructure to our select group of Franchises and Solutions. Our earnings are primarily driven by asset-based fees charged for services related to the investment strategies we deliver and consist of investment management, fund administration and distribution fees.

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

Solutions consists of multi-Franchise and customized solutions strategies that are primarily rules-based. We offer Solutions through a variety of vehicles, including separate accounts, mutual funds and VictoryShares which is our ETF brand. Like our Franchises, our Solutions Platform is operationally integrated and supported by our centralized distribution, marketing and operational support functions.

We sell our products through our centralized distribution model with 92 professionals across both our institutional and retail distribution channels and marketing organization. Our institutional sales team focuses on cultivating relationships with institutional consultants, who account for the majority of the institutional market, as well as asset allocators seeking sub-advisers. Our retail sales team offers intermediary and retirement platform clients, including broker-dealers, retirement platforms and RIA networks, mutual funds and ETFs as well as SMAs through wrap fee programs and access to our investment models through UMAs.

We have grown our AUM from $17.9 billion following the management-led buyout with Crestview GP in August 2013 to $63.6 billion at September 30, 2018. We attribute this growth to our success in sourcing acquisitions and evolving them into organic growers, generating strong investment returns, and developing retail and institutional distribution channels with deep penetration.

Agreement to Acquire Harvest

On September 21, 2018, we entered into an agreement to purchase 100% of the equity interests of Harvest. Harvest, which had approximately $12 billion in assets under management (AUM) as of September 30, 2018, is a leader in derivative asset management, specializing in yield enhancement overlay, risk reduction, alternative beta and absolute return investment strategies. Harvest offers a suite of strategies that are designed to provide investors with risk-managed sources of income, absolute return and varying levels of market exposure. Client demand for the Harvest’s strategies has been strong, resulting in meaningful growth in AUM since Harvest’s inception. Harvest was recently named 2017 “Overlay Manager of the Year” by EQDerivatives.

Victory’s integrated multi-boutique business model will enable Harvest to continue to employ its structured and disciplined investment process while remaining an independent brand. Harvest’s seasoned investment team will continue to leverage its proprietary technology platform to supports its analytic, trading and risk management functions. Following the closing of the Harvest Acquisition, Harvest’s senior management will be meaningful shareholders in the Company and will continue to be significant investors in the strategies that they manage.

The Harvest Acquisition will be financed through a combination of debt, equity and cash on the Company’s balance sheet, with the potential for an earn-out, payable to the sellers, over time if certain growth objectives are met. The Harvest Acquisition is expected to close around the end of the first quarter of 2019. See Note 3 of the unaudited condensed consolidated financial statements for further details on the Harvest Acquisition and Part II – Other Information - Item 1A “Risk Factors” for further discussion of the risks related to the Harvest Acquisition.

Business Highlights

•

AUM was $63.6 billion at September 30, 2018 compared to $62.3 billion at June 30, 2018, up 2% driven by market movement partially offset by net outflows. Our Solutions, Global / Non-U.S. Equity and Fixed Income asset classes saw net inflows during the quarter while U.S. Mid Cap Equity, Commodity, U.S Large Cap Equity and U.S. Small Cap Equity accounted for the majority of the net outflows. We generated $2.9 billion in gross flows and ($0.7) billion in negative net flows for the three months ended September 30, 2018 compared to $3.9 and ($0.8) billion, respectively, for the three months ended September 30, 2017.

•

Our Franchises and Solutions had strong investment performance. As of September 30, 2018, 26 of our mutual funds and ETFs have overall Morningstar ratings of four or five stars and 68% of our fund AUM was rated four or five stars by Morningstar. As of September 30, 2018, 69% of our strategies by AUM had investment returns in excess of their respective benchmarks over a one-year period, 66% over a three-year period, 75% over a five-year period and 88% over a ten-year period. On an equal-weighted basis, 58% of our strategies have outperformed their benchmarks over a one-year period, 64% over a three-year period, 69% over a five-year period and 78% over a ten-year period.

•

The industry recognized us for our achievements. For the fourth consecutive year, Victory has been ranked in the top 10 in their AUM category for Institutional Brand Awareness by eVestment. Victory ranked 6th among managers with $50-$100 billion in 2018, 4th among managers with $50-$100 billion in 2017 and 2016 and 1st among managers with $25-$50 billion in 2015.

•	Total revenue for the three months ended September 30, 2018 was $108.1 million compared to $102.4 million for the three months ended September 30, 2017.
•	Net income was $20.6 million for the three months ended September 30, 2018 compared to net income of $7.9 million for the three months ended September 30, 2017.
•

Adjusted EBITDA was $43.3 million for the three months ended September 30, 2018 compared to $39.3 million for the three months ended September 30, 2017. See “—Supplemental Non-GAAP Financial Information” for more information about how we calculate Adjusted EBITDA and a reconciliation of net income to Adjusted EBITDA.

•

Adjusted Net Income was $29.0 million for the three months ended September 30, 2018 compared to $17.1 million for the three months ended September 30, 2017. See “—Supplemental Non-GAAP Financial Information” for more information about how we calculate Adjusted Net Income and a reconciliation of net income to Adjusted Net Income.

Key Performance Indicators

When we review our performance we focus on the indicators described below:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2018		2017		2018		2017
AUM at period end	$63,640		$58,997		$63,640		$58,997
Average AUM	63,447		57,875		62,361		56,979
Gross flows	2,896		3,879		10,102		12,558
Net flows (excluding Diversified)(1)	(672)		(778)		(1,408)		(1,146)
Total revenue	108.1		102.4		317.4		304.0
Revenue on average AUM	68	bps	70	bps	68	bps	71	bps
Net income	20.6		7.9		49.8		14.6
Adjusted EBITDA(2)	43.3		39.3		123.8		109.0
Adjusted EBITDA Margin(3)	40.1%		38.3%		39.0%		35.9%
Adjusted Net Income(2)	29.0		17.1		78.6		44.0
Tax benefit of goodwill and acquired intangibles(4)	3.3		4.9		10.0		14.6

(1)	Total net flows including Diversified were ($1,765) million for the nine months ended September 30, 2017.
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

Our goal is to establish and maintain a client base that is diversified by Franchise and Solutions, asset class, distribution channel and vehicle. The chart below sets forth our AUM by Franchise and Solutions as of September 30, 2018:

The following table presents our AUM by asset class as of the dates indicated:

	As of
	September 30,
(in millions)	2018	2017
U.S. Mid Cap Equity	$25,014	$23,388
U.S. Small Cap Equity	16,438	14,833
Fixed Income	7,149	7,777
U.S. Large Cap Equity	4,644	4,806
Global / Non-U.S. Equity	4,738	3,735
Solutions	4,224	2,625
Commodity	966	1,517
Other	467	314
Total	$63,640	$58,997

The following table summarizes our asset flows by asset class for the periods indicated:

		U.S.		U.S.
	U.S. Mid	Small		Large	Global /
	Cap	Cap	Fixed	Cap	Non-U.S.
(in millions)	Equity	Equity	Income	Equity	Equity	Solutions	Commodity	Other	Total
For Three Months Ended September 30, 2018
Beginning AUM	$24,485	$15,971	$6,978	$4,577	$4,705	$3,815	$1,291	$434	$62,256
Gross client cash inflows	964	740	449	42	307	321	27	46	2,896
Gross client cash outflows	(1,660)	(860)	(346)	(179)	(193)	(61)	(238)	(31)	(3,568)
Net client cash flows	(696)	(120)	103	(137)	114	260	(211)	15	(672)
Net transfers	—	—	1	—	—	—	—	(1)	—
Market appreciation / (depreciation)	1,225	587	67	204	(81)	149	(114)	19	2,056
Ending AUM	$25,014	$16,438	$7,149	$4,644	$4,738	$4,224	$966	$467	$63,640
For Three Months Ended September 30, 2017
Beginning AUM	$22,390	$14,453	$7,708	$4,825	$3,605	$2,227	$1,421	$344	$56,973
Gross client cash inflows	1,771	996	485	36	195	332	56	8	3,879
Gross client cash outflows	(1,766)	(1,612)	(512)	(185)	(348)	(58)	(144)	(32)	(4,657)
Net client cash flows	5	(616)	(27)	(149)	(153)	274	(88)	(24)	(778)
Net transfers	—	—	16	—	—	34	(15)	(35)	—
Market appreciation / (depreciation)	993	996	80	130	283	90	199	28	2,801
Ending AUM	$23,388	$14,833	$7,777	$4,806	$3,735	$2,625	$1,517	$314	$58,997

		U.S.		U.S.
	U.S. Mid	Small		Large	Global /
	Cap	Cap	Fixed	Cap	Non-U.S.
(in millions)	Equity	Equity	Income	Equity	Equity	Solutions	Commodity	Other	Total
Nine Months Ended September 30, 2018
Beginning AUM	$25,185	$15,308	$7,551	$4,789	$4,105	$3,028	$1,419	$386	$61,771
Gross client cash inflows	3,292	2,383	1,145	200	1,420	1,307	200	155	10,102
Gross client cash outflows	(5,162)	(2,527)	(1,637)	(677)	(594)	(307)	(517)	(89)	(11,510)
Net client cash flows	(1,870)	(144)	(492)	(477)	826	1,000	(317)	66	(1,408)
Net transfers	19	(19)	1	12	(8)	40	—	(53)	(8)
Market appreciation / (depreciation)	1,680	1,293	89	320	(185)	156	(136)	68	3,285
Ending AUM	$25,014	$16,438	$7,149	$4,644	$4,738	$4,224	$966	$467	$63,640
Nine Months Ended September 30, 2017
Beginning AUM(1)	$20,083	$14,090	$7,726	$5,921	$3,460	$1,602	$1,882	$202	$54,965
Gross client cash inflows	6,287	2,897	1,375	173	558	978	234	56	12,558
Gross client cash outflows	(5,480)	(3,849)	(1,586)	(1,419)	(1,123)	(161)	(624)	(81)	(14,323)
Net client cash flows	807	(952)	(211)	(1,246)	(565)	817	(390)	(25)	(1,765)
Net transfers	1	—	(57)	(6)	—	—	—	62	—
Market appreciation / (depreciation)	2,497	1,695	319	137	840	206	25	75	5,796
Ending AUM	$23,388	$14,833	$7,777	$4,806	$3,735	$2,625	$1,517	$314	$58,997

(1)	Reflects transfer of $27.0 million in assets from Other to Solutions effective January 1, 2017.

We made the strategic decision to exit the Diversified Equity Franchise (“Diversified”) and move the remaining AUM into our Munder Franchise, which was completed as of May 15, 2017. The following table presents the impact of Diversified on net client cash flows for the periods indicated. Given this decision, we believe this presentation is a better representation of our business.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Net client cash flows—Total Company	$(672)	$(778)	$(1,408)	$(1,765)
Net client cash flows—Diversified	—	—	—	(618)
Net client cash flows—Total Company excluding Diversified	$(672)	$(778)	$(1,408)	$(1,146)

The following table presents our AUM by distribution channel as of the dates indicated:

	As of September 30,
	2018		2017
(in millions)	Amount	% of total	Amount	% of total
Institutional	$35,138	55%	$33,371	57%
Retail	28,502	45%	25,626	43%
Total AUM(1)	$63,640	100%	$58,997	100%

(1)	The allocation of AUM by distribution channel involves the use of estimates and the exercise of judgment.

The following table summarizes our asset flows by vehicle for the periods indicated:

			Separate
			Accounts and
			Other
(in millions)	Mutual Funds(1)	ETFs	Vehicles(2)	Total
Three Months Ended September 30, 2018
Beginning AUM	$37,818	$2,906	$21,532	$62,256
Gross client cash inflows	2,098	305	493	2,896
Gross client cash outflows	(2,950)	(18)	(600)	(3,568)
Net client cash flows	(852)	287	(107)	(672)
Net transfers	—	—	—	—
Market appreciation / (depreciation)	1,223	102	731	2,056
Ending AUM	$38,189	$3,295	$22,156	$63,640
Three Months Ended September 30, 2017
Beginning AUM	$36,133	$1,578	$19,262	$56,973
Gross client cash inflows	2,759	237	883	3,879
Gross client cash outflows	(3,479)	(2)	(1,176)	(4,657)
Net client cash flows	(720)	235	(293)	(778)
Net transfers	—	—	—	—
Market appreciation / (depreciation)	1,928	62	811	2,801
Ending AUM	$37,341	$1,875	$19,780	$58,997

			Separate
			Accounts and
			Other
(in millions)	Mutual Funds(1)	ETFs	Vehicles(2)	Total
Nine Months Ended September 30, 2018
Beginning AUM	$37,967	$2,250	$21,555	$61,771
Gross client cash inflows	7,279	1,082	1,741	10,102
Gross client cash outflows	(8,924)	(143)	(2,443)	(11,510)
Net client cash flows	(1,645)	939	(702)	(1,408)
Net transfers	(11)	—	3	(8)
Market appreciation / (depreciation)	1,878	106	1,301	3,285
Ending AUM	$38,189	$3,295	$22,156	$63,640
Nine Months Ended September 30, 2017
Beginning AUM	$33,975	$906	$20,085	$54,965
Gross client cash inflows	9,658	833	2,067	12,558
Gross client cash outflows	(10,138)	(4)	(4,181)	(14,323)
Net client cash flows	(480)	829	(2,114)	(1,765)
Net transfers	(5)	—	5	—
Market appreciation / (depreciation)	3,851	140	1,805	5,796
Ending AUM	$37,341	$1,875	$19,780	$58,997

(1)	Includes institutional and retail share classes and Variable Insurance Products or VIP funds.
(2)	Includes collective trust funds, wrap program separate accounts and unified managed accounts or UMAs.

At September 30, 2018, our total AUM was $63.6 billion, an increase of $1.3 billion, or 2% compared to $62.3 billion at June 30, 2018. The increase in AUM reflects net market appreciation of $2.1 billion and net outflows of ($0.7) billion. The net outflows were primarily a result of ($0.7) billion in our U.S. mid cap equity strategies, ($0.2) billion in our commodity strategies, ($0.1) billion in our U.S. large cap equity strategies and ($0.1) billion in our U.S. small cap equity strategies partially offset by $0.3 billion in Solutions, $0.1 billion in our fixed income strategies and $0.1 billion in our global / non-U.S. equity strategies.

At September 30, 2018, our total AUM was $63.6 billion, an increase of $1.8 billion, or 3% compared to $61.8 billion at December 31, 2017. The increase in AUM was primarily due to net market appreciation of $3.3 billion and net outflows of ($1.4) billion. The net outflows were primarily a result of ($1.9) billion in our U.S. mid cap equity strategies, ($0.5) billion in our U.S. large cap equity strategies, ($0.5) billion in our fixed income strategies, ($0.3) billion in our commodity strategies and ($0.1) billion in our U.S. small cap equity strategies partially offset by $1.0 billion in Solutions and $0.8 billion in our global / non-U.S. equity strategies.

GAAP Results of Operations

Our GAAP results of operations were as follows for the three months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Change
(in thousands, except for shares)	2018	2017	Amount	%
Revenue
Investment management fees	$92,525	$86,016	$6,509	8%
Fund administration and distribution fees	15,557	16,372	(815)	-5%
Total revenue	108,082	102,388	5,694	6%

Expenses
Personnel compensation and benefits	$38,027	$36,097	$1,930	5%
Distribution and other asset-based expenses	24,269	24,801	(532)	-2%
General and administrative	6,951	8,867	(1,916)	-22%
Depreciation and amortization	5,574	7,055	(1,481)	-21%
Acquisition-related costs	1,451	844	607	72%
Restructuring and integration costs	—	483	(483)	n/m %
Total operating expenses	76,272	78,147	(1,875)	-2%

Income from operations	31,810	24,241	7,569	31%

Other income (expense)
Interest income and other income/(expense)	$(200)	$753	$(953)	-127%
Interest expense and other financing costs	(4,458)	(11,688)	7,230	62%
Loss on debt extinguishment	—	(330)	330	n/m
Total other income (expense), net	(4,658)	(11,265)	6,607	59%

Income before income taxes	27,152	12,976	14,176	109%

Income tax expense	(6,562)	(5,126)	(1,436)	-28%

Net income	$20,590	$7,850	$12,740	162%

Earnings per share of common stock
Basic	$0.30	$0.14	$0.16	112%
Diluted	$0.29	$0.13	$0.16	118%

Weighted average number of shares outstanding
Basic	67,972,313	54,961,161	13,011,152	24%
Diluted	71,863,566	59,738,176	12,125,390	20%

Dividends declared per share of common stock	$—	$—	$—	—

Investment Management Fees

Investment management fees are earned from managing clients’ assets and are based on our overall weighted average fee rate charged to our clients and our level of AUM. Investment management fees increased by $6.5 million, or 8%, to $92.5 million for the three months ended September 30, 2018, from $86.0 million for the three months ended September 30, 2017 due to an increase in average AUM year over year partially offset by a decrease in the realized fee rate due to asset mix. Average AUM increased by $5.5 billion to $63.4 billion for the three months ended September 30, 2018 from $57.9 billion for the three months ended September 30, 2017.

Fund Administration and Distribution Fees

Fund administration and distribution fees are asset-based fees earned from open-end mutual funds and ETFs for administration and distribution services. Fund administration and distribution fees totaled $15.6 million for the three months ended September 30, 2018, a decrease of $0.8 million, or 5%, when compared to the three months ended September 30, 2017 due to a decrease in fund distribution fees partially offset by an increase in fund administration fees.

Fund distribution fees are asset-based fees earned from open-end mutual funds for distribution services. Fund distribution fees fluctuate based on the level of average open-end mutual fund AUM and the composition of those assets across share classes that pay varying levels of fund distribution fees. Fund distribution fees were $9.4 million for the three months ended September 30, 2018, compared to $10.7 million for the three months ended September 30, 2017. While mutual fund daily average AUM grew by $1.8 billion from $36.5 billion for the three months ended September 30, 2017 to $38.3 billion for the three months ended September 30, 2018, the mix of assets shifted to lower 12b-1 paying share classes.

Fund administration fees are asset-based fees earned from open-end funds for administration services. Fund administration fees fluctuate based on the level of average open-end fund AUM and the fee rates charged for these services. Fund administration fees were $6.2 million for the three months ended September 30, 2018, compared to $5.7 million for the three months ended September 30, 2017 due to higher mutual fund and ETF average daily assets.

Personnel Compensation and Benefits

Personnel compensation and benefits is our most significant category of expense. Personnel compensation and benefits consists of (i) salaries, payroll related taxes and employee benefits, (ii) incentive compensation, (iii) sales-based compensation, (iv) compensation expense related to equity awards granted to employees and (v) acquisition and transaction-related compensation. The following table presents the components of GAAP personnel compensation and benefits expense for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
(in thousands)	2018	2017
Salaries, payroll related taxes and employee benefits	$11,928	$11,952
Incentive compensation	18,580	16,871
Sales-based compensation(1)	3,514	3,382
Equity awards granted to employees(2)	4,005	4,060
Acquisition-related cash retention compensation	—	(168)
Total compensation and benefits expense	$38,027	$36,097

(1)	Represents sales-based commissions paid to our distribution teams. Sales-based compensation varies based on gross client cash flows and revenue earned on sales.
(2)

Equity awards typically vest over several years based on service and the achievement of specific business and financial targets. The value of the equity awards are recognized as compensation expense over the vesting period.

Personnel compensation and benefits was $38.0 million for the three months ended September 30, 2018, up $1.9 million, or 5%, from $36.1 million for the three months ended September 30, 2017, primarily due to increased incentive compensation resulting from higher pre-incentive compensation earnings.

Distribution and Other Asset‑based Expenses

Distribution and other asset-based expenses consists of (i) broker-dealer distribution fees and platform distribution fees, (ii) fund expense reimbursements to affiliates and (iii) sub-administration, sub-advisory and middle-office expenses. The following table presents the components of distribution and other asset-based expenses for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
(in thousands)	2018	2017
Broker-dealer distribution fees	$8,689	$9,986
Platform distribution fees	7,228	7,306
Fund expense reimbursements	3,072	2,216
Sub-administration	1,850	1,480
Sub-advisory	1,595	2,049
Middle-office	1,835	1,764
Total distribution and other asset-based expenses	$24,269	$24,801

Distribution and other asset-based expenses are primarily based on AUM. Distribution and other asset-based expenses were $24.3 million for the three months ended September 30, 2018, a decrease of $0.5 million, or 2%, from $24.8 million for the three months ended September 30, 2017. Asset-based expenses associated with sub-administration, fund expense reimbursements and middle office have increased year over year due to the increase in AUM. Broker-dealer distribution fees and platform distribution fees decreased due to the mix of mutual fund assets and share classes.  The decrease in sub-advisory expense is a result of a decline in the assets included under our two sub-advisory relationships.

General and Administrative Expenses

General and administrative expenses primarily consist of investment research and technology costs, professional and marketing fees, travel, rent, insurance and other general operating expenses. General and administrative expenses decreased by $1.9 million, or 21%, to $7.0 million for the three months ended September 30, 2018, from $8.9 million for the three months ended September 30, 2017. Included in general and administrative expenses for the three months ended September 30, 2017 was $1.2 million of costs associated with the repricing of the Company’s term loans. Occupancy and other business expenses decreased year over year due to operational efficiencies.

Depreciation and Amortization

Depreciation and amortization expense consists primarily of the depreciation of property and equipment as well as the amortization of acquired intangibles that have a definite life. Depreciation and amortization decreased by $1.5 million, or 21%, to $5.6 million for the three months ended September 30, 2018, from $7.1 million for the three months ended September 30, 2017, primarily due to lower amortization as certain intangible assets acquired in connection with the management-led buyout with Crestview GP reached the end of their useful lives.

Acquisition‑Related Costs

Acquisition-related costs include legal fees, advisory services, mutual fund proxy voting costs and other one-time expenses related to acquisitions. Acquisition-related costs increased $0.6 million or 72%, to $1.4 million for the three months ended September 30, 2018, from $0.8 million for the three months ended September 30, 2017 due mainly to costs related to the Harvest Acquisition.

Restructuring and Integration Costs

Restructuring and integration costs include costs incurred in connection with business combinations, asset purchases and changes in business strategy. Restructuring and integration costs totaled $0.5 million for the three months ended September 30, 2017, due to costs incurred in the third quarter of 2017 for asset write-offs and other one-time costs. There were no restructuring and integration costs for the three months ended September 30, 2018.

Interest Income and Other Income/(Expense)

Interest income and other income/(expense) includes interest and dividend income, realized gains and losses on investments, unrealized gains and losses on trading securities, losses from equity-method investments and loss on other receivable. Interest income and other income/(expense) decreased by $1.0 million, or 127%, to $0.2 million of net expense for the three months ended September 30, 2018, from $0.8 million of net income for the three months ended September 30, 2017, The change was mainly due to market action on trading securities, losses from equity method investments and    loss on other receivable.

Interest Expense and Other Financing Costs

Interest expense and other financing costs consists primarily of interest expense attributable to long-term debt. Interest expense and other financing costs decreased by $7.2 million, or 62%, to $4.5 million for the three months ended September 30, 2018, from $11.7 million for the three months ended September 30, 2017 as a result of refinancing activities and debt pre-payment. See Note 8 to the unaudited condensed consolidated financial statements for further discussion.

Loss on Debt Extinguishment

Loss on debt extinguishment consists of the write-off of previously capitalized debt-related costs upon the termination of the debt. During the three months ended September 30, 2018, the Company recognized no loss on debt extinguishment. During the three months ended September 30, 2017, the Company recognized a $0.3 million loss on debt extinguishment related to the repricing of its term loan.

Income Tax Expense

The provision for income taxes for the three months ended September 30, 2018 and 2017 comprises U.S. federal, state and local taxes and foreign income taxes payable by certain of our subsidiaries. The difference between our effective tax rate and the statutory federal rate of 21% are state, local and foreign income taxes and non-deductible expenses.

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

Our GAAP results of operations were as follows for the nine months ended September 30, 2018 and 2017.

	Nine Months Ended September 30,		Change
(in thousands, except for shares)	2018	2017	Amount	%
Revenue
Investment management fees	$270,653	$254,605	$16,048	6%
Fund administration and distribution fees	46,792	49,378	(2,586)	-5%
Total revenue	317,445	303,983	13,462	4%

Expenses
Personnel compensation and benefits	111,970	106,772	5,198	5%
Distribution and other asset-based expenses	73,557	78,226	(4,669)	-6%
General and administrative	23,095	26,049	(2,954)	-11%
Depreciation and amortization	17,917	23,340	(5,423)	-23%
Change in value of consideration payable for acquisition of business	(4)	(25)	21	84%
Acquisition-related costs	1,446	1,435	11	1%
Restructuring and integration costs	702	4,944	(4,242)	-86%
Total operating expenses	228,683	240,741	(12,058)	-5%

Income from operations	88,762	63,242	25,520	40%

Other income (expense)
Interest income and other income/(expense)	(229)	(816)	587	72%
Interest expense and other financing costs	(16,256)	(38,159)	21,903	57%
Loss on debt extinguishment	(6,058)	(330)	(5,728)	n/m
Total other income (expense), net	(22,543)	(39,305)	16,762	43%

Income before income taxes	66,219	23,937	42,282	177%

Income tax expense	(16,430)	(9,320)	(7,110)	-76%

Net income	$49,789	$14,617	$35,172	241%

Earnings per share of common stock
Basic	$0.76	$0.27	$0.49	184%
Diluted	$0.71	$0.25	$0.46	189%

Weighted average number of shares outstanding
Basic	65,816,557	54,867,257	10,949,300	20%
Diluted	70,168,116	59,517,606	10,650,510	18%

Dividends declared per share of common stock	$—	$2.19	$(2.19)	n/m

Investment Management Fees

Investment management fees increased by $16.1 million, or 6%, to $270.7 million for the nine months ended September 30, 2018 from $254.6 million for the nine months ended September 30, 2017 due to an increase in average AUM year over year partially offset by a decrease in the realized fee rate due to asset mix. Average AUM increased by $5.4 billion to $62.4 billion for the nine months ended September 30, 2018 from $57.0 billion for the nine months ended September 30, 2017.

Fund Administration and Distribution Fees

Fund administration and distribution fees totaled $46.8 million for the nine months ended September 30, 2018, a decrease of $2.6 million, or 5%, when compared to the nine months ended September 30, 2017 due to a decrease in fund distribution fees partially offset by an increase in fund administration fees.

Fund distribution fees were $29.1 million for the nine months ended September 30, 2018, compared to $32.9 million for the nine months ended September 30, 2017. While mutual fund daily average AUM grew by $2.3 billion from $35.7 billion for the nine months ended September 30, 2017 to $38.0 billion for the nine months ended September 30, 2018, the mix of assets shifted to lower 12b-1 paying share classes.

Fund administration fees were $17.7 million for the nine months ended September 30, 2018, compared to $16.5 million for the nine months ended September 30, 2017 due to the assumption of administration responsibilities for VictoryShares in March 2017 and higher mutual fund and ETF average daily assets.

Personnel Compensation and Benefits

The following table presents the components of GAAP personnel compensation and benefits expense for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
(in thousands)	2018	2017
Salaries, payroll related taxes and employee benefits	$37,104	$37,638
Incentive compensation	53,237	46,962
Sales-based compensation(1)	10,334	12,102
Equity awards granted to employees(2)	11,295	10,012
Acquisition and transaction-related compensation	—	58
Total personnel compensation and benefits expense	$111,970	$106,772

(1)	Represents sales-based commissions paid to our distribution teams. Sales-based compensation varies based on gross client cash flows and revenue earned on sales.
(2)

Equity awards typically vest over several years based on service and the achievement of specific business and financial targets. The value of the equity awards are recognized as compensation expense over the vesting period.

Personnel compensation and benefits was $112.0 million for the nine months ended September 30, 2018, an increase of $5.2 million, or 5%, from $106.8 million for the nine months ended September 30, 2017. Salaries and benefits was $37.1 million for the nine months ended September 30, 2018, a decrease of $0.5 million, or 1%, from $37.6 million for the nine months ended September 30, 2017. This decrease reflects the reduction in headcount that resulted from the integration of RS Investments onto our operations and technology platform in the first quarter of 2017. Incentive compensation was $53.2 million for the nine months ended September 30, 2018, an increase of $6.2 million, or 13%, from $47.0 million for the nine months ended September 30, 2017, due to higher pre-incentive compensation earnings. Sales-based compensation was $10.3 million for the nine months ended September 30, 2018, a decrease of $1.8 million, or 15%, from $12.1 million for the nine months ended September 30, 2017, as a result of lower gross flows. Equity award expense was $11.3 million for the nine months ended September 30, 2018, an increase of $1.3 million, or 13%, from $10.0 million for the nine months ended September 30, 2017, due to the equity awards granted on January 1, 2018 and pre-existing awards that are still being expensed. There was no acquisition and transaction-related compensation during the nine months ended September 30, 2018.

Distribution and Other Asset‑based Expenses

The following table presents the components of distribution and other asset-based expenses for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
(in thousands)	2018	2017
Broker-dealer distribution fees	$26,832	$30,590
Platform distribution fees	21,781	21,961
Fund expense reimbursements	9,352	9,826
Sub-administration	5,019	4,219
Sub-advisory	5,235	6,312
Middle-office	5,338	5,318
Total distribution and other asset-based expenses	$73,557	$78,226

Distribution and other asset-based expenses are primarily based on AUM. Distribution and other asset-based expenses were $73.6 million for the nine months ended September 30, 2018, a decrease of $4.6 million, or 6%, from $78.2 million for the nine months ended September 30, 2017. Asset-based expenses associated with sub-administration and middle-office have increased year over year due to the increase in AUM. Broker-dealer distribution fees and platform distribution fees decreased due to the mix of mutual fund assets and share classes. Fund expense reimbursements have decreased year over year due to operational efficiencies. The decrease in sub-advisory expense is a result of a decline in the assets included under our two sub-advisory relationships.

General and Administrative Expenses

General and administrative expenses decreased by $2.9 million, or 11%, to $23.1 million for the nine months ended September 30, 2018, from $26.0 million for the nine months ended September 30, 2017. The decrease was due to operational efficiencies.

Depreciation and Amortization

Depreciation and amortization decreased by $5.4 million, or 23%, to $17.9 million for the nine months ended September 30, 2018, from $23.3 million for the nine months ended September 30, 2017, primarily due to lower amortization as certain intangible assets acquired in connection with the management-led buyout with Crestview GP reached the end of their useful lives.

Acquisition‑Related Costs

Acquisition costs for the nine months ended September 30, 2018 were relatively flat compared to the nine months ended September 30, 2017.

Restructuring and Integration Costs

Restructuring and integration costs decreased by $4.2 million to $0.7 million for the nine months ended September 30, 2018, from $4.9 million for the nine months ended September 30, 2017, due to costs incurred in the first half of 2017 for contract breakage and asset write-offs associated with the integration of RS Investments.

Interest Income and Other Income/(Expense)

The net expense recorded in interest income and other income/(expense) decreased by $0.6 million, or 72%, to net expense of $0.2 million for the nine months ended September 30, 2018, from net expense of $0.8 million for the nine months ended September 30, 2017 due to a lower loss on other receivable partially offset by increased losses from equity method investments and lower unrealized gains on trading securities.

Interest Expense and Other Financing Costs

Interest expense and other financing costs decreased by $21.9 million, or 57%, to $16.3 million for the nine months ended September 30, 2018, from $38.2 million for the nine months ended September 30, 2017 as a result of refinancing activities and debt pre-payment. See Note 8 to the unaudited condensed consolidated financial statements for further discussion.

Loss on Debt Extinguishment

During the nine months ended September 30, 2018, the Company recognized a $6.1 million loss on debt extinguishment consisting of $4.2 million of debt issuance costs and $1.9 million of debt discount upon the termination of the 2014 Credit Agreement. See Note 8 to the unaudited condensed consolidated financial statements for further discussion.

Income Tax Expense

The provision for income taxes for the nine months ended September 30, 2018 and 2017 comprises U.S. federal, state and local taxes and foreign income taxes payable by certain of our subsidiaries. The difference between our effective tax rate and the statutory federal rate of 21% are state, local and foreign income taxes and non-deductible expenses.

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

The following table sets forth a reconciliation from GAAP financial measures to non-GAAP measures for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Reconciliation of non-GAAP financial measures:
Net income (GAAP)	$20,590	$7,850	$49,789	$14,617
Income tax expense	(6,562)	(5,126)	(16,430)	(9,320)
Income before taxes	$27,152	$12,976	$66,219	$23,937
Interest expense(1)	4,053	10,648	16,376	35,002
Depreciation(2)	775	858	2,247	2,666
Other business taxes(3)	350	619	1,168	1,459
Amortization of acquisition-related intangibles(4)	4,799	6,197	15,670	20,673
Stock-based compensation(5)	4,005	4,060	11,295	10,012
Acquisition, restructuring and exit costs(6)	1,647	1,241	2,725	9,040
Debt issuance costs(7)	373	2,419	7,436	5,247
Pre-IPO governance expenses(8)	—	301	138	901
Losses on equity method investments(9)	167	(65)	506	108
Adjusted EBITDA	$43,321	$39,254	$123,780	$109,045

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Reconciliation of non-GAAP financial measures:
Net income (GAAP)	$20,590	$7,850	$49,789	$14,617
Adjustments to reflect the operating performance of the Company:
i. Other business taxes(3)	350	619	1,168	1,459
ii. Amortization of acquisition-related intangibles(4)	4,799	6,197	15,670	20,673
iii. Stock-based compensation(5)	4,005	4,060	11,295	10,012
iv. Acquisition, restructuring and exit costs(6)	1,647	1,241	2,725	9,040
v. Debt issuance costs(7)	373	2,419	7,436	5,247
vi. Pre-IPO governance expenses(8)	—	301	138	901
Tax effect of above adjustments(10)	(2,794)	(5,638)	(9,608)	(17,986)
Adjusted Net Income	$28,970	$17,049	$78,613	$43,963
Tax benefit of goodwill and acquired intangibles(11)	$3,318	$4,901	$9,958	$14,561

(1)

We add back interest paid on debt and other financing costs, net of interest income; interest expense is included in “Interest expense and other financing costs” and the write-off of debt discount is shown in “Loss on debt extinguishment” in our unaudited condensed consolidated financial statements, while interest income is shown in “Interest income and other income/(expense)” in our unaudited condensed consolidated financial statements.

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
(6)

We add back direct incremental costs of acquisitions and the IPO, including expenses associated with third‑party advisors, proxy solicitations of mutual fund shareholders for transaction consents, vendor contract early termination costs, loss on other receivable recorded in connection with an acquisition, and severance, retention and transaction incentive compensation. Severance, retention and transaction incentive compensation is included in “Personnel compensation and benefits” in our unaudited condensed consolidated financial statements, loss on other receivable recorded in connection with an acquisition is included in “Interest income and other income/(expense),” costs associated with professional services incurred in connection with IPO readiness are included in “General and administrative”; all other incremental costs are included in “Restructuring and integration costs” or “Acquisition‑related costs.”

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Restructuring and integration costs	$—	$483	$702	$4,944
Interest income and other income/(expense)	196	—	310	2,011
General and administrative	—	81	267	592
Acquisition-related costs	1,451	844	1,446	1,435
Personnel compensation and benefits	—	(167)	—	58
Total acquisition, restructuring and exit costs	$1,647	$1,241	$2,725	$9,040

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
(10)

For the three and nine months ended September 30, 2018, reflects income taxes of 25% applied to the sum of line items i. to vi.; 25% represents statutory federal income tax rate of 21% plus an estimate for state, local and foreign income taxes. For the three and nine months ended September 30, 2017, reflects income taxes of 38% applied to the sum of line items i. to vi.; 38% represents statutory federal income tax rate of 35% plus an estimate for state, local and foreign income taxes.

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

Liquidity and Capital Resources

Our primary uses of cash relate to repayment of our debt obligations and funding working capital needs and are expected to be met primarily through cash generated from our operations. The following table shows our liquidity position as of September 30, 2018 and December 31, 2017.

	September 30,	December 31,
(in thousands)	2018	2017
Cash and cash equivalents	$25,139	$12,921
Accounts and other receivables	50,421	55,917
Undrawn commitment on revolving credit facility	100,000	25,000
Accounts and other payables	(47,180)	(51,301)

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

We maintained a $100.0 million revolving credit facility at September 30, 2018, which had $100.0 million undrawn as of September 30, 2018. We maintained a $25.0 million revolving credit facility at December 31, 2017 which had $25.0 million undrawn as of December 31, 2017. See Note 8 to the unaudited condensed consolidated financial statements for further discussion.

Debt Refinancing

On February 12, 2018, concurrently with the closing of the IPO, we entered into the Existing Credit Agreement under which we received seven-year term loans in an original aggregate principal amount of $360.0 million and established a five-year revolving credit facility (which was unfunded as of closing) with aggregate commitments of $50.0 million. On May 3, 2018, the Company signed an amendment to the Existing Credit Agreement increasing the revolving credit facility from $50.0 million to $100.0 million. See Note 8 to the unaudited condensed consolidated financial statements for further discussion.

The company repaid $20.0 million of the outstanding term loans under the Existing Credit Agreement in the three months ended September 30, 2018. A total of $80.0 million of the outstanding term loans under the Existing Credit Agreement has been repaid in the period from February 12, 2018 to September 30, 2018. See Note 8 to the unaudited condensed consolidated financial statements for further discussion.

The Harvest Commitment Letter

In connection with entering into the Harvest Purchase Agreement, the Company entered into the Harvest Commitment Letter pursuant to which Royal Bank of Canada and Barclays Bank PLC committed to provide, and agreed to arrange and syndicate, the Harvest Facility. The proceeds of the Harvest Facility, together with cash on the Company’s balance sheet at the time of the Harvest Closing, will be used by the Company to fund a portion of the Harvest Purchase Price and to pay fees and expenses incurred in connection with the Harvest Acquisition and the Harvest Facility. The availability of the Harvest Facility is subject to the satisfaction of certain customary conditions precedent. Neither the closing of the Harvest Facility, nor the receipt of any other financing, is a condition to the closing of the Harvest Acquisition.

USAA AMCO Credit Facilities Commitment Letter

In connection with entering into the USAA Stock Purchase Agreement, on November 6, 2018 the Company entered into a commitment letter (the “USAA AMCO Credit Facilities Commitment Letter”) with Barclays Bank PLC (“Barclays”) and Royal Bank of Canada (“RBC”, and together with Barclays, the “Financing Sources”), pursuant to which the Financing Sources have committed to provide, and have agreed to arrange and syndicate, a new seven-year senior secured first lien term loan facility (the “USAA AMCO Term Loan Facility”) in an aggregate principal amount of up to $1.395 billion and a new five-year senior secured first lien revolving credit facility (together with the USAA AMCO Term Loan Facility, the “USAA AMCO Credit Facilities”) in an aggregate principal amount of up to $100 million.

Proceeds from the USAA AMCO Term Loan Facility will be used to (a) refinance in full all debt outstanding under the Existing Credit Agreement; (b) finance the USAA AMCO Acquisition and the payment of any fees, commissions and expenses in connection therewith and (c) finance the previously-announced Harvest Acquisition and the payment of any fees, commissions and expenses in connection therewith. In the event that the Harvest Acquisition has been previously financed with “Incremental Term Loans” incurred pursuant to the Existing Credit Agreement, the USAA AMCO Term Loan Facility will also be used to refinance such “Incremental Term Loans”. The availability of the USAA AMCO Credit Facilities is subject to the satisfaction of certain customary conditions. Neither the closing of the USAA AMCO Credit Facilities, nor the receipt of any other financing, is a condition to the closing of the USAA AMCO Acquisition.

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

Cash Flows for the nine months ended September 30, 2018 and 2017

	Nine Months Ended September 30,
(in thousands)	2018	2017
Net cash provided by operating activities	$99,897	$59,410
Net cash used in investing activities	(7,655)	(5,093)
Net cash used in financing activities	(79,968)	(59,326)

Operating activities provided net cash of $99.9 million and $59.4 million for the nine months ended September 30, 2018 and 2017, respectively. The $40.5 million increase in net cash provided by operating activities was primarily due to growth in the business and lower interest expense as a result of refinancing activities and pre-payments.

Investing activities consist primarily of purchases and sales of property and equipment, the purchases and sales of trading securities related to our deferred compensation plan and other investing activities related to our business operations. Investing activities used net cash of $7.7 million and $5.1 million for the nine months ended September 30, 2018 and 2017, respectively. The $2.6 million increase in the net cash used in investing activities was primarily due to additional equity investments made in Cerebellum Capital during the nine months ended September 30, 2018.

Financing activities consist primarily of proceeds received or paid from the issuance or repurchase of equity, debt-related activity and dividend payments to our stockholders. For the nine months ended September 30, 2018, financing activities included, but were not limited to, the generation of net IPO proceeds of $156.5 million: $143.0 million received at the closing of the IPO and $13.5 million received at the subsequent closing of the underwriters’ exercise of their option, the incurrence of $360.0 million of term loans under the Existing Credit Agreement, the repayment of $499.7 million of term loans under the 2014 Credit Agreement and the repayment of long-term debt under the Existing Credit Agreement of $80.0 million. For the nine months ended September 30, 2017, financing activities included, but were not limited to, the incurrence of $125.0 million of incremental term loans under the 2014 Credit Agreement, the payment of a dividend to stockholders in the amount of $121.1 million and the repayment of long-term debt in the amount of $45.9 million.

Financing activities used net cash of $80.0 million and $59.3 million for the nine months ended September 30, 2018 and 2017, respectively.

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

The table below sets forth these changes as of September 30, 2018, but does not update the other line items in the contractual obligations table that appear in the section of the Form 10-K described above:

	Payments Due
		Remainder	One to	Three to	More Than
(in thousands)	Total	of 2018	Three Years	Five Years	Five Years
Principal payments on borrowings(1)	$280,000	$—	$—	$—	$280,000
Interest payable(1)(2)	93,038	3,675	29,162	29,162	31,039
Cerebellum Capital commitment(3)	1,000	1,000	—	—	—
Total	$374,038	$4,675	$29,162	$29,162	$311,039

(1)	The total principal payments on borrowings reflects the gross amount of principal outstanding on the term loans under the Existing Credit Agreement as of September 30, 2018.
(2)

The total interest payable reflects the interest due on the principal amount of the term loans outstanding under the Existing Credit Agreement as of September 30, 2018 using the 5.14% interest rate in effect on that date.

(3)

On March 2, 2018, the Company agreed to purchase an additional $3.0 million of participating preferred units in Cerebellum Capital in three installments of $1.0 million each. The Company made the first $1.0 million investment on April 1, 2018, the second $1.0 million investment on July 2, 2018, and the third $1.0 million investment on October 1, 2018.

Off‑Balance Sheet Arrangements

In connection with dividends declared in February 2017 and December 2017, holders of restricted stock awards that were unvested at the time such dividends were declared are entitled to be paid the dividends as and when the restricted stock vests. Holders of stock options that were unvested at the time the December 2017 dividend were declared are entitled to receive a cash bonus equivalent of the December 2017 dividend as and when their stock options vest. These amounts are not recorded as a liability until and unless the awards vest in accordance with their respective agreements. As of September 30, 2018, the cash bonuses and distributions related to the February 2017 and December 2017 dividends on unvested and outstanding restricted shares and options totaled $2.0 million.

On March 2, 2018, the Company agreed to purchase an additional $3.0 million of participating preferred units in Cerebellum Capital in three installments of $1.0 million each. The Company made the first $1.0 million investment on April 1, 2018, the second $1.0 million investment on July 2, 2018, and the third $1.0 million investment on October 1, 2018. The investments are recorded when cash is paid to Cerebellum Capital and the corresponding participating preferred units are issued.

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

The value of our AUM was $63.6 billion at September 30, 2018. A 10% increase or decrease in the value of our AUM, if proportionately distributed over all of our strategies, products and client relationships, would cause an annualized increase or decrease in our revenues of approximately $43.3 million at our weighted-average fee rate of 68 basis points for the quarter ended September 30, 2018. Because of declining fee rates from larger relationships and differences in our fee rates across investment strategies, a change in the composition of our AUM, in particular, an increase in the proportion of our total AUM attributable to strategies, clients or relationships with lower effective fee rates, could have a material negative impact on our overall weighted-average fee rate. The same 10% increase or decrease in the value of our total AUM, if attributed entirely to a proportionate increase or decrease in the AUM of the Victory Funds, to which we provide a range of services in addition to those provided to institutional separate accounts, would cause an annualized increase or decrease in our revenues of approximately $52.8 million at the Victory Funds’ aggregate weighted-average fee rate of 83 basis points for the quarter ended September 30, 2018. If the same 10% increase or decrease in the value of our total AUM was attributable entirely to a proportionate increase or decrease in the assets of our institutional separate accounts, it would cause an annualized increase or decrease in our revenues of approximately $29.3 million at the weighted-average fee rate across all of our institutional separate accounts of 46 basis points for the quarter ended September 30, 2018.

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

We have not adopted a corporate-level risk management policy to manage this exchange rate risk. Assuming 7% of our AUM are invested in securities denominated in currencies other than the U.S. dollar and excluding the impact of any hedging arrangement, a 10% increase or decrease in the value of the U.S. dollar would decrease or increase the fair value of our AUM by $445.5 million, which would cause an annualized increase or decrease in revenues of approximately $3.0 million at our weighted-average fee rate for the business of 68 basis points for the quarter ended September 30, 2018.

We operate in several foreign countries and incur operating expenses associated with these operations. In addition, we have revenue and revenue-sharing arrangements that are denominated in non-U.S. currencies. We do not believe foreign currency fluctuations materially affect our results of operations.

Interest Rate Risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. At September 30, 2018, we were exposed to interest rate risk as a result of the amounts outstanding under the Existing Credit Agreement. See Note 8 to the unaudited condensed consolidated financial statements for a description of the amounts outstanding as of such date and the applicable interest rate.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) at September 30, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. The Company is not currently a party to any material legal proceedings.

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes with respect to our potential risks and uncertainties disclosed under the heading “Risk Factors” in our latest annual report on Form 10-K, which is accessible on the SEC’s website at www.sec.gov.

In the third quarter of 2018, the Company entered into the Harvest Purchase Agreement and the Harvest Commitment Letter. Subsequently, on November 6, 2018, the Company entered into the USAA Stock Purchase Agreement and the USAA AMCO Credit Facilities Commitment Letter related to the USAA AMCO Acquisition (together with the Harvest Acquisition, the “Acquisitions”, and each an “Acquisition”). See Note 3 and Note 14. Risk factors related to each of the Acquisitions are discussed below, and should be read together with, the risk factors disclosed in our latest annual report on Form 10-K.

Risks and uncertainties associated with Acquisitions may adversely affect our business, financial performance and stock price.

The Acquisitions may involve a number of risks, including those known and unknown, and contingent liabilities.

•	The Acquisitions may impose additional demands on our staff that could strain our operational resources and require expenditure of substantial legal, consulting and/or accounting fees.
•

The Acquisitions require us to spend significant cash to consummate each Acquisition and the Harvest Acquisition requires us to issue additional shares of common stock to consummate the Harvest Acquisition, which will result in additional debt leverage and dilution of ownership.

•	We may spend additional time and money on facilitating either or both Acquisitions that otherwise would be spent on the development and expansion of our existing business.
•	The process of integrating operations of Harvest and/or the USAA Acquired Companies could cause an interruption of, or loss of momentum in, the activities of our business.
•	The diversion of management's attention and any delays or difficulties encountered in connection with either or both Acquisitions could have an adverse effect on our business.

The Acquisitions are subject to closing conditions, including certain conditions that may not be satisfied, and they may not be completed on a timely basis, or at all. Failure to complete either Acquisition could have material and adverse effects on the Company.

Harvest Purchase Agreement

On September 21, 2018, the Company entered into the Harvest Purchase Agreement, whereby the Company has agreed to purchase 100% of the equity interests of Harvest. The completion of the Harvest Acquisition is subject to a number of closing conditions, including (1) the receipt of consents representing revenues of at least 80% of a baseline revenue amount, (2) the expiration or termination of the applicable waiting period under the HSR Act, which termination was received on November 6, 2018, (3) the absence of any material adverse effect (as defined in the Harvest Purchase Agreement) on the business of Harvest and its subsidiaries or the business of the Company, (4) the two Harvest principals not having resigned (or given notice of resignation) and each performing his respective duties under certain employment documentation and (5) other customary closing conditions. In addition, either Harvest or we may terminate the Harvest Purchase Agreement if the Harvest Acquisition has not been completed by the June 11, 2019.

USAA Stock Purchase Agreement

On November 6, 2018, the Company entered into the USAA Stock Purchase Agreement, whereby the Company has agreed to purchase 100% of the outstanding common stock of the USAA Acquired Companies. The USAA Acquired Companies are wholly-owned subsidiaries of USAA Investment Corporation. The USAA AMCO Acquisition is expected to close around the end of the second quarter of 2019, subject to the satisfaction or waiver of certain closing conditions.

If either Acquisition is not completed on a timely basis or at all, our ongoing business may be adversely affected. Additionally, in the event either Acquisition is not completed, the Company will be subject to a number of risks without realizing any of the benefits of having completed either Acquisition, including the following:

•	We will be required to pay our costs relating to the Acquisition(s), such as legal, accounting and financial advisory fees;
•	Time and resources committed by our management to matters relating to the Acquisitions could otherwise have been devoted to pursuing other beneficial opportunities; and
•

The market price of our securities could decline to the extent that the current market price reflects a market assumption that one or both Acquisitions will not be completed, or to the extent that either Acquisition is fundamental to our business strategy.

We may not realize the benefits we expect from either Acquisition because of integration difficulties and other challenges.

The success of the Acquisitions will depend in large part on the success of integrating the personnel, operations, strategies, technologies and other components of the businesses following the completion of the Acquisition(s). The Company may fail to realize some or all of the anticipated benefits of the Acquisitions if the integration process takes longer than expected or is more costly than expected. The failure of the Company to meet the challenges involved in successfully integrating the operations of Harvest and the USAA Acquired Companies or to otherwise realize any of the anticipated benefits of either Acquisition could impair the operations of the Company. In addition, the Company anticipates that the overall integration of Harvest and the USAA Acquired Companies will be a time-consuming and expensive process that, without proper planning and effective and timely implementation, could significantly disrupt the Company’s business. Potential difficulties the combined business may encounter in the integration process include the following:

•	The integration of personnel, operations, strategies, technologies and support services;
•	The disruption of ongoing businesses and distraction of their respective personnel from ongoing business concerns;
•	The retention of the existing clients and the retention or transition of vendors;
•	The retention of key intermediary distribution relationships;
•	The integration of corporate cultures and maintenance of employee morale;
•	The retention of key employees;
•	The creation of uniform standards, controls, procedures, policies and information systems;
•	The reduction of the costs associated with combining operations;
•	The consolidation and rationalization of information technology platforms and administrative infrastructures; and
•	Potential unknown liabilities associated with the Acquisitions.

The anticipated benefits and synergies include the elimination of duplicative personnel, realization of efficiencies in consolidating duplicative corporate, business support functions and amortization of purchased intangibles for tax purposes. However, these anticipated benefits and synergies assume a successful integration and are based on projections, which are inherently uncertain, and other assumptions. Even if integration is successful, anticipated benefits and synergies may not be achieved.

Uncertainty regarding the completion of the Acquisitions may cause their clients to withdraw assets under management or to decline to place additional assets under management, or may cause their potential clients to delay or defer decisions concerning the Acquisitions.

Withdrawal of clients and loss of AUM resulting from uncertainty concerning the Harvest Acquisition

The Harvest Acquisition will happen only if stated conditions are met, including, among others, the receipt of a baseline level of required consents from the Harvest clients. Many of the conditions are beyond the control of the Company. In addition, both Harvest and the Company have rights to terminate the merger agreement under various circumstances. As a result, there may be uncertainty regarding the completion of the Harvest Acquisition. This uncertainty, along with potential Harvest client uncertainty regarding how the acquisition could affect the services offered by Harvest, may cause their clients to withdraw assets under management or to decline to place additional assets under management, and may cause potential Harvest clients to delay or defer decisions concerning entering into a relationship with Harvest, which could negatively impact revenues and earnings of Harvest.

Withdrawal of clients and loss of AUM resulting from uncertainty concerning the USAA AMCO Acquisition

Under the U.S. Investment Company Act of 1940, as amended, or the “1940 Act”, the investment advisory agreements between each mutual fund (a “USAA mutual fund”) in the USAA Mutual Funds Trust, an open-end management investment company registered under the 1940 Act, and each ETF (a “USAA ETF”) in the USAA ETF Trust, also an open-end management investment company registered under the 1940 Act, on the one hand, and USAA Asset Management Company, on the other hand, will terminate automatically in the event USAA Asset Management Company undergoes a change of control as recognized under the 1940 Act. Consummation of the USAA AMCO Acquisition will constitute such a change of control. The continuation of the investment advisory relationship by each USAA mutual fund and USAA ETF (either, a “USAA fund”) with either the Company or USAA Asset Management Company following the consummation of the USAA AMCO Acquisition requires the approval of both the board of trustees and the shareholders of the applicable USAA fund. The continuation of the investment advisory relationship may be through the approval of a new investment advisory agreement between the USAA fund and the Company (or, in the alternative, USAA Asset Management Company) or, in the case of the USAA ETFs, the reorganization of the ETF into a successor ETF organized as a new series of Victory Portfolios II, an existing open-end management investment company, to be advised by the Company. If either the board of trustees or shareholders of a USAA fund do not approve such new investment advisory agreement or reorganization, and the parties to the USAA AMCO Acquisition proceed to close the USAA AMCO Acquisition, then the existing investment advisory agreement between such USAA fund and USAA Asset Management Company will terminate automatically and the board of trustees of such USAA fund may take further action as it deems to be in the best interests of such USAA fund. That may include approval of an interim advisory agreement with the Company or USAA Asset Management Company that would go into effect to permit additional time to solicit the required shareholder approval. In addition, as required by the Advisers Act, each of the investment advisory agreements for the separate accounts that USAA Asset Management Company manages include a provision that prohibit its assignment, as defined in the Advisers Act (which would include an assignment through a change in control such as the consummation of the USAA AMCO Acquisition), without the consent of the separate account client. The termination of any investment advisory agreement relating to a material portion of assets under management or the redemption of a material portion of assets from the USAA Funds would have an adverse impact on USAA Asset Management Company’s results of operations and financial condition as well as any anticipated benefits from the USAA AMCO Acquisition.

The increase in indebtedness of the Acquisitions may expose us to material risks.

As of September 30, 2018, we had $280.0 million of outstanding term loans under the Existing Credit Agreement. In connection with the Acquisitions, we expect to incur a substantial amount of additional indebtedness. In connection with the USAA AMCO Acquisition, we have received the USAA AMCO Credit Facilities Commitment Letter providing for up to $1.395 billion of new indebtedness to refinance our existing credit facility available pursuant to the Existing Credit Agreement, finance the Acquisitions and pay related fees and expenses. Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. Following the closing of the Acquisitions, the Company, including the combined businesses, may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

The incurrence of indebtedness contemplated by the Acquisitions will subject us to financial and operating covenants, which may limit our flexibility in responding to our business needs. If we are not able to maintain compliance with stated financial covenants or if we breach other covenants in any debt agreement, whether related to the Harvest Facility, the USAA AMCO Credit Facilities or otherwise, we could be in default under such debt agreement. Such a default could allow our creditors to accelerate the related indebtedness and may result in the acceleration of any other indebtedness to which a cross-acceleration or cross-default provision applies.

Our overall leverage and terms of our debt facilities could, among other things:

•	Make it more difficult to satisfy our obligations under the terms of our indebtedness, including the new debt facility;
•	Limit our ability to refinance our indebtedness on terms acceptable to us or at all;
•	Limit our flexibility to plan for and adjust to changing business and market conditions and increase our vulnerability to general adverse economic and industry conditions;
•

Require us to dedicate a substantial portion of our cash flows to make interest and principal payments on our debt, thereby limiting the availability of our cash flow to fund future acquisitions, working capital, business activities, and other general corporate requirements; and/or

•

Limit our ability to obtain additional financing for working capital, to fund growth or for general corporate purposes, even when necessary to maintain adequate liquidity, particularly if any ratings assigned to our debt facilities by rating organizations were revised downward.

The pending USAA AMCO Acquisition is expected to accelerate the timing of when we cease to be an emerging growth company, resulting in increased reporting and disclosure requirements.

We are an emerging growth company and, for as long as we continue to be an emerging growth company, we may choose to continue to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 and taking advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. We will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of our IPO, (ii) the first fiscal year after our annual gross revenues are $1.07 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities or (iv) the end of any fiscal year in which the market value of our Class A common stock held by non-affiliates is at least $700 million as of the end of the second quarter of that fiscal year. The USAA AMCO Acquisition, if consummated, is expected to accelerate the timing of when we cease to be an emerging growth company to a period shorter than the fifth anniversary of our IPO. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal control over financial reporting, investors could lose confidence in the reliability of our financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities.

None

Use of Proceeds.

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following table sets out information regarding purchases of equity securities by the Company for the three months ended September 30, 2018.

			Total Number of Shares	Approximate Dollar Value
	Total Number of	Average Price	of Class A Common	That May Yet Be Purchased
	Shares of Class A	Paid Per Share	Stock Purchased as Part of	Under Outstanding
	Common Stock	of Class A	Publicly Announced	Plans or Programs
Period	Purchased	Common Stock	Plans or Programs	(in millions) (1)
July 1-31, 2018	—	$—	—	$14.3
August 1-31, 2018	130,562	9.90	130,562	13.0
September 1-30, 2018	161,023	9.50	161,023	11.5
Total	291,585	$9.68	291,585

(1)

On May 22, 2018, our Board of Directors authorized a $15.0 million share repurchase program which expires on December 31, 2019. We repurchased 291,585 of Class A common stock under this program through a 10b5-1 trading plan at an average cost of $9.68 during the three months ended September 30, 2018. As of September 30, 2018, $11.5 million remained available to repurchase shares under this program. See Note 9 of the unaudited condensed consolidated financial statements for more information on the share repurchase program.

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
101

The following information formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, (ii) Unaudited Condensed Consolidated Statements of Operations for the quarters ended September 30, 2018 and 2017, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the quarters ended September 30, 2018 and 2017, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the quarters ended September 30, 2018 and 2017, (v) Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the quarter ended September 30, 2018 and 2017 and (vi) Notes to Unaudited Condensed Consolidated Financial Statements for the quarters ended September 30, 2018 and 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of November 2018.

VICTORY CAPITAL HOLDINGS, INC.

By:	/s/ TERENCE F. SULLIVAN
	Name:	Terence F. Sullivan
	Title:	Chief Financial Officer and Head of Strategy