Form 10-K
period 2018-12-31
Victory Capital Holdings, Inc.
filed 2019-03-15
CIK 1570827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of Class A common equity held by non-affiliates of the registrant at June 29, 2018, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $132,343,390 based on the closing price of $10.58 for one share of Class A common stock, as reported on NASDAQ on that date. For purposes of this calculation only, it is assumed that the affiliates of the registrant include the executive officers, directors and those holding 10 percent or more of the registrant’s common stock.

The number of outstanding shares of the registrant's Class A common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, as of February 28, 2019 was 14,555,975 and 52,940,026, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on or about May 1, 2019 are incorporated by reference into Part III.

Our design logos and the marks “Victory Capital,” “Victory Capital Management,” “Victory Capital Advisers,” “Victory Funds,” “VictoryShares,” “Victory Connect,” “CEMP,” “CEMP Volatility Weighted Indexes,” “Diversified,” “Diversified Equity Management,” “Expedition Investment Partners,” “INCORE Capital Management,” “Integrity,” “Integrity Asset Management,” “Munder,” “Munder Capital Management,” “The Munder Funds,” “NewBridge,” “NewBridge Asset Management,” “RS Funds,” “RS Investments,” “Sophus Capital,” “Sycamore Capital” and “Trivalent Investments,” are owned by us or one of our subsidiaries. All other trademarks, service marks and trade names appearing in this report are the property of their respective owners.

In this report, when we refer to:

•	the “2014 Credit Agreement,” we are referring to the credit agreement dated as of October 31, 2014 (as amended);
•	“CEMP,” we are referring to Compass Efficient Model Portfolios, LLC;

•	the “CEMP Acquisition,” we are referring to our acquisition of the CEMP business in 2015;
•	“Cerebellum,” we are referring to Cerebellum Capital, LLC;
•	“Crestview,” we are referring to Crestview Advisors, L.L.C.;
•	“Crestview GP,” we are referring to Crestview Partners II GP, L.P.;
•	“Crestview Victory,” we are referring to Crestview Victory, L.P.;
•	“ETFs,” we are referring to exchange traded funds;
•	the “Existing Credit Agreement,” we are referring to the credit agreement dated as of February 12, 2018 (as amended from time to time);
•	“Harvest,” we are referring to Harvest Volatility Management, LLC;
•	the “Harvest Acquisition,” we are referring to our pending acquisition of Harvest;
•

the “Harvest Commitment Letter,” we are referring to the amended and restated commitment letter we entered into on September 21, 2018 (as amended from time to time) with Royal Bank of Canada and Barclays Bank PLC;

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
•

the “USAA AMCO Acquisition,” we are referring to our pending acquisition of USAA Asset Management Company and its mutual fund and ETF businesses and USAA 529 College Savings Plan and USAA Transfer Agency Company d/b/a USAA Shareholder Account Services pursuant to the USAA Stock Purchase Agreement;

•

the “USAA AMCO Credit Facilities Commitment Letter,” we are referring to the commitment letter we entered into on November 6, 2018 (as amended from time to time) with Barclays Bank PLC and Royal Bank of Canada;

•

the “USAA Stock Purchase Agreement,” we are referring to the stock purchase agreement entered into on November 6, 2018 between the Company, USAA Investment Corporation, and, for certain limited purposes, USAA Capital Corporation and its mutual fund and ETF businesses and USAA 529 College Savings Plan to purchase 100% of the outstanding common stock of USAA Asset Management Company and USAA Transfer Agency Company d/b/a USAA Shareholder Account Services (each a “USAA Acquired Company” and collectively, the “USAA Acquired Companies”);

•	“VCA,” we are referring to Victory Capital Advisers, Inc., our broker dealer subsidiary registered with the Securities and Exchange Commission;
•	“VCM,” we are referring to Victory Capital Management Inc., our wholly owned registered investment adviser;
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

Forward‑Looking Statements

This report includes forward‑looking statements, including in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” These forward‑looking statements include, without limitation, statements regarding our industry, business strategy, plans, goals and expectations concerning our market position, future operations, margins, profitability, future efficiencies, capital expenditures, liquidity and capital resources and other financial and operating information. When used in this discussion, the words “may,” “believes,” “intends,” “seeks,” “anticipates,” “plans,” “estimates,” “expects,” “should,” “assumes,” “continues,” “could,” “will,” “future” and the negative of these or similar terms and phrases are intended to identify forward‑looking statements in this report.

Forward‑looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Although we believe the expectations reflected in the forward‑looking statements are reasonable, we can give no assurance that these expectations will prove to have been correct. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. Actual events, results and outcomes may differ materially from our expectations due to a variety of known and unknown risks, uncertainties and other factors. Although it is not possible to identify all of these risks and factors, they include, among others, the following:

•	reductions in AUM based on investment performance, client withdrawals, difficult market conditions and other factors;

•	the nature of our contracts and investment advisory agreements;
•	our ability to maintain historical returns and sustain our historical growth;
•	our dependence on third parties to market our strategies and provide products or services for the operation of our business;
•	our ability to retain key investment professionals or members of our senior management team;
•	our reliance on the technology systems supporting our operations;
•	our ability to successfully acquire and integrate new companies;
•	the concentration of our investments in long only small‑ and mid‑cap equity and U.S. clients;
•	risks and uncertainties associated with non‑U.S. investments;
•	our efforts to establish and develop new teams and strategies;
•	the ability of our investment teams to identify appropriate investment opportunities;
•	our ability to limit employee misconduct;
•	our ability to meet the guidelines set by our clients;
•	our exposure to potential litigation (including administrative or tax proceedings) or regulatory actions;
•	our ability to implement effective information and cyber security policies, procedures and capabilities;
•	our substantial indebtedness;
•	the potential impairment of our goodwill and intangible assets;
•	disruption to the operations of third parties whose functions are integral to our ETF platform;
•	our determination that we are not required to register as an “investment company” under the 1940 Act;
•	the fluctuation of our expenses;
•	our ability to respond to recent trends in the investment management industry;
•	the level of regulation on investment management firms and our ability to respond to regulatory developments;
•	the competitiveness of the investment management industry;
•	the dual class structure of our common stock;
•	the level of control over us retained by Crestview GP;

•	our status as an emerging growth company and a controlled company;
•	our ability to close and integrate the Harvest and USAA AMCO acquisitions; and
•	other risks and factors listed under “Risk Factors” and elsewhere in this report.

In light of these risks, uncertainties and other factors, the forward‑looking statements contained in this report might not prove to be accurate. All forward‑looking statements speak only as of the date made and we undertake no obligation to update or revise publicly any forward‑looking statements, whether as a result of new information, future events or otherwise.

Non‑GAAP Financial Measures

This report contains “non‑GAAP financial measures” that are financial measures that either exclude or include amounts that are not excluded or included in the most directly comparable measures calculated and presented in accordance with generally accepted accounting principles in the United States, or GAAP. Specifically, we make use of the non‑GAAP financial measures “Adjusted EBITDA” and “Adjusted Net Income.”

Adjustments we make to GAAP net income to calculate Adjusted EBITDA are:

•	We add back income tax;
•	We add back interest paid on debt and other financing costs, net of interest income;
•	We add back depreciation on property and equipment;
•	We add back other business taxes;
•	We add back amortization of acquisition‑related intangibles;
•

We add back the expense associated with share‑based compensation associated with equity issued from pools that were created in connection with our management‑led buyout with Crestview GP from KeyCorp, the Munder Acquisition and the RS Acquisition and as a result of any equity grants related to our initial public offering, or IPO;

•

We add back direct incremental costs of acquisitions and IPO, including expenses associated with third‑party advisors, proxy solicitations of mutual fund shareholders for transaction consents, vendor contract early termination costs, loss on other receivable recorded in connection with an acquisition and severance, retention and transaction incentive compensation;

•	We add back debt issuance costs;
•	We add back pre‑IPO governance expenses paid to Crestview and Reverence Capital (these payments terminated as of the completion of the IPO);
•	We adjust for earnings/losses on equity method investments; and
•	We add back annual incentive compensation paid in excess of expected levels due to acquisitions.

Adjustments we make to GAAP net income to calculate Adjusted Net Income are:

•	We add back other business taxes;
•	We add back amortization of acquisition‑related intangibles;
•

We add back the expense associated with share‑based compensation associated with equity issued from pools that were created in connection with our management‑led buyout with Crestview GP from KeyCorp, the Munder Acquisition and the RS Acquisition and as a result of any equity grants related to the IPO;

•

We add back direct incremental costs of acquisitions and IPO, including expenses associated with third‑party advisors, proxy solicitations of mutual fund shareholders for transaction consents, vendor contract early termination costs, loss on other receivable recorded in connection with an acquisition and severance, retention and transaction incentive compensation;

•	We add back debt issuance costs;
•	We add back pre‑IPO governance expenses paid to Crestview and Reverence Capital (these payments terminated as of the completion of the IPO);
•	We add back annual incentive compensation paid in excess of expected levels due to acquisitions;
•	We subtract an estimate of income tax expense on the adjustments; and
•	We subtract the impact of re‑measuring our U.S. net deferred taxes under the Tax Cuts and Jobs Act enacted on December 22, 2017.

Adjusted EBITDA and Adjusted Net Income are not recognized terms under GAAP and do not purport to be alternatives to net income/(loss) attributable to us as a measure of operating performance. Non‑GAAP financial measures are used to supplement GAAP results to provide a more complete understanding of the factors and trends affecting our business than GAAP results alone.

Our management uses these non‑GAAP performance measures to evaluate the underlying operations of our business. Due to our acquisitive nature, there are a number of acquisition and restructuring related expenses included in GAAP measures that we believe distort the economic value of our organization and we believe that many investors use this information when assessing the financial performance of companies in the investment management industry. We have included these non‑GAAP measures to provide investors with the same financial metrics used by management to assess the operating performance of our Company.

Non‑GAAP measures should be considered in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP. Our non‑GAAP measures may differ from similar measures at other companies, even if similar terms are used to identify these measures.

Item 1. Business

Overview

We are an independent investment management firm operating a next generation, integrated multi‑boutique model with $52.8 billion in AUM as of December 31, 2018. Our differentiated model features a scalable operating platform that provides centralized distribution, marketing and operations infrastructure to our Franchises and Solutions Platform. As of December 31, 2018, our Franchises and our Solutions Platform collectively managed a diversified set of 71 investment strategies for a wide range of institutional and retail clients.

Our Franchises are operationally integrated but are separately branded and make investment decisions independently from one another within guidelines established by their respective investment mandates that we monitor. Our integrated multi‑boutique model creates a supportive environment in which our investment professionals, largely unencumbered by administrative and operational responsibilities, can focus on their pursuit of investment excellence. VCM employs all of our U.S. investment professionals across our Franchises, which are not separate legal entities.

Our Solutions Platform consists of multi‑Franchise and customized solutions strategies that are primarily rules‑based. We offer our Solutions Platform through a variety of vehicles, including separate accounts, mutual funds and VictoryShares which is our ETF brand. Like our Franchises, our Solutions Platform is operationally integrated and supported by our centralized distribution, marketing and operational support functions.

Our centralized key functions include distribution, marketing, trading, middle‑ and back‑office administration, legal, compliance and finance. Our integrated model aims to “centralize, not standardize.” We believe by providing our Franchises with control over their portfolio management tools, risk analytics and other investment‑related functions, we can minimize disruptions to their investment process and ensure that they are able to invest in the fashion that they find most optimal.

In addition to our integrated multi‑boutique business model, we believe there are four main attributes that differentiate us from other publicly traded investment management firms:

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

•

We have a track record of successfully sourcing, executing and integrating sizable acquisitions and making these acquisitions financially attractive by extracting significant synergies as a result of integrating the acquired entity onto our operating platform.  In addition, we have been able to expand the distribution for the products of the acquired entities through our centralized distribution platform. Our recently announced acquisitions of Harvest and the USAA Acquired Companies are evidence of the appeal of our differentiated platform, combining scale and boutique qualities, making us an attractive acquirer to firms looking for a strategic partner.

•

We have a diversified business that offers a suite of active products and hybrid rules‑based products through our proprietary ETF brand, VictoryShares, across a wide range of asset classes and distinct investment approaches, to a broad and diverse group of institutional and retail clients. We offer our 71 investment strategies through nine Franchises and our Solutions Platform, with no Franchise accounting for more than 34% of total AUM as of December 31, 2018. Each of our Franchises employs a different investment approach, which we believe leads to diversification in investment return streams among Franchises, even when asset classes overlap. These factors also mitigate key man risk.

•

We foster a culture that encourages long‑term thinking through promoting meaningful employee ownership. We have a high degree of employee ownership, with approximately 82% of our employees beneficially owning approximately 27% of our shares as of December 31, 2018. Many of such employees have purchased their equity interests in our firm. In addition, as of December 31, 2018 our current and former employees have collectively invested approximately $100 million in products we manage, directly aligning their investment outcomes with those of our clients.

Since our management‑led buyout with Crestview GP from KeyCorp in August 2013, we have completed three acquisitions and a strategic minority investment and grown our AUM from $17.9 billion to $52.8 billion as of

December 31, 2018. In addition, in the third quarter of 2018, the Company entered into an agreement to purchase Harvest and, in the fourth quarter of 2018, the Company entered into an agreement to purchase the USAA Acquired Companies. We regularly evaluate potential acquisition candidates and maintain a strong network of industry participants and advisors that provide opportunities to establish potential target relationships and source transactions. Our management leads and participates in our acquisition strategy, leveraging their many years of experience actively operating our Company on a day‑to‑day basis towards successfully sourcing, executing and integrating acquisitions. We continue to seek to make acquisitions that will add high quality investment teams, that enhance our growth and financial profile, improve our diversification by asset class and investment strategy, achieve our integration and synergy expectations, expand our distribution capabilities and optimize our operating platform.

We believe, based on our acquisition experience, that there is a significant opportunity for us to grow through additional acquisitions. We believe the universe of potential acquisition targets has grown as a result of the evolution of the distribution landscape, the increasing cost of regulatory compliance, management fee compression and outflows from actively managed funds to passive products. In the United States, as of November 30, 2018, investment management firms with up to $100 billion of AUM collectively manage approximately $9.0 trillion total AUM. We intend to primarily focus our acquisition efforts on firms with $10 billion to $75 billion in AUM, a size range in which we have successfully executed two transactions (the Munder Acquisition and the RS Acquisition), announced two additional transactions (Harvest and the USAA Acquired Companies) and in which investment management firms in the United States collectively manage approximately $5.7 trillion of AUM. We would consider firms both below and above this AUM range should they provide a compelling opportunity.

Through our acquisitions to date, we have added Franchises we believe can outperform the market, and where we have a strong understanding of the core business’s ability to drive growth for those Franchises and our Company as a whole. These acquisitions have shifted our AUM mix from 38% in our current focus asset classes at the time of our management‑led buyout in 2013 to 78% in our current focus asset classes as of December 31, 2018. We believe our deliberate repositioning of our business through acquisitions has equipped us with stronger investment strategies in more compelling asset classes, providing us with a next generation investment management platform.

We offer our clients an array of equity and fixed income strategies that encompass a diverse spectrum of market capitalization segments, investment styles and approaches. Our current focus asset classes—which consist of U.S. small‑ and mid‑cap equities, global/non‑U.S. equities and solutions—collectively comprised 78% of our AUM as of December 31, 2018. We believe strategies in these asset classes are better positioned to attract positive net flows and maintain stable fee rates over the long term. As of December 31, 2018, we estimate we had approximately $105 billion of total excess capacity in our four‑ and five‑star funds in these asset classes that were open to new investors (of which approximately $67 billion is in our Solutions Platform).

As outlined below, our business is diversified on multiple fronts, including by business, Franchise and Solutions Platform, client type and investment vehicle.

Data as of December 31, 2018.

(1)	Includes assets managed by Diversified, which were transferred to Munder on May 15, 2017. See “—Our Franchises—Munder Capital Management.”

Within individual asset classes, our Franchises employ different investment approaches. This diversification reduces the correlation between return streams generated by multiple Franchises investing within the same asset class. For example, we have several Franchises focused on Emerging Markets within global/non‑U.S. equity, each with a different investment approach. Trivalent’s investment team is one of the longest industry practitioners of small cap investing and primarily focuses on quantitative analysis for stock selection. Sophus employs a front‑end quantitative screen balanced to first rank stocks, then further applies fundamental research to make investment decisions. Due to the differences in investment approaches, each Franchise has a different return profile for investors in different market environments while having exposure to their desired asset classes.

Data as of December 31, 2018.

(1)	Includes assets managed by Diversified, which were transferred to Munder on May 15, 2017. See “—Our Franchises—Munder Capital Management.”

Our multi‑channel distribution capabilities provide another degree of diversification, with approximately 56% of our AUM from institutional clients and 44% from retail clients as of December 31, 2018. We believe this client diversification has a stabilizing effect on our revenue, as institutional and retail investors have shown to exhibit different demand patterns and respond to trends in different ways.

We believe we have created a strong alignment of interests with clients and shareholders through employee ownership, our Franchise revenue share structure and employee investments in Victory products. Notably, the majority of our employee shareholders acquired their equity in connection with the management‑led buyout with Crestview GP from KeyCorp, as well as in connection with the Munder Acquisition and the RS Acquisition. We believe the opportunity to own equity in a well‑diversified company is attractive, both to existing employees and those who join as part of acquisitions. We principally compensate our investment professionals through a revenue share program, which we believe further incentivizes our investment professionals to focus on investment performance, while simultaneously minimizing potential distractions from the expense allocation process that would be involved in a profit‑sharing program. In addition, as of December 31, 2018, our current and former employees collectively have invested approximately $100 million in products we manage, directly aligning their investment outcomes with those of our clients. We believe the combination of these mechanisms has promoted long‑term thinking, an enhanced client experience and ultimately the creation of value for our shareholders.

Our senior management team has an average of over 26 years of experience in the industry, each bringing significant expertise to his or her role. Our Chief Executive Officer and President, Chief Financial Officer and Chief Administrative Officer have been with us (and our predecessor) for 14.5 and 13 years, respectively, overseeing the transformation of the business from a bank subsidiary to an independent investment management firm. Our Franchises’ CIOs are highly experienced, having an average of approximately 27 years of experience. Our sales leaders have had significant tenures, with an average of approximately 29 years of experience with us or a predecessor firm.

Competitive Strengths

We believe we have significant competitive strengths that position us for sustained growth over the long term.

Integrated Multi‑Boutique Model Providing Investment Autonomy, Centralized Distribution, Marketing and Support Functions to Investment Franchises

We believe our integrated multi‑boutique model allows us to achieve the benefits from both the scale of large managers and the focus of smaller managers. Our Franchises retain investment autonomy while benefiting from our centralized middle‑ and back‑office functions. We have demonstrated an ability to integrate our Franchises onto our flexible infrastructure without significantly increasing incremental fixed costs, which is a key component to the scalability of our model. Our structure enables our Franchises to focus their efforts on the investment process, providing them the platform to enhance their investment performance and consequently their growth prospects. Our centralized operations allow our Franchises to customize their desired investment support functions in ways that are best suited for their investment workflow. Through our centralized distribution platform, our Franchises are able to sell their products to institutional investors, retirement plans, brokerages and wealth managers to which it is challenging for smaller managers to gain access.

Within our model, each Franchise retains its own brand and logo, which it has built over time. Unlike other models with unified branding, there is no requirement for newly acquired Franchises to adjust their product set due to pre‑existing products on our platform; they are simply marketed under their own brand as they were previously. Because of this dynamic, we have the flexibility to add new Franchises either to gain greater exposure to certain asset classes or increase capacity in places where we already have exposure.

Proven Acquirer with Compelling Proposition

We believe our platform will allow us to continue to be a consolidator within the investment management industry, providing us with an opportunity to further grow and scale our business. Through several transactions, we have demonstrated an ability to successfully source, execute and integrate new Franchises.

We believe our integrated multi‑boutique model is compelling for potential Franchises with entrepreneurial leaders. Under our model, Franchises retain the brands they have built as well as autonomy over their investment decisions, while simultaneously benefiting from the ability to leverage our centralized distribution, marketing and operations platform. Our model further relieves our Franchises of much of their administrative burdens and allows them instead to focus on the investment process, which we believe provides them a platform to enhance their performance. By offering a platform on which Franchises can focus on their core competencies, grow their own brand faster and participate in a revenue share program, we believe we are providing an attractive proposition. Furthermore, we believe Victory equity is attractive to Franchise investment personnel, as these personnel receive the advantage of sharing in the potential upside of the entirety of our diversified investment management business.

Because we integrate a significant portion of each Franchise’s distribution, operational and administrative functions, we have been able to extract significant expense synergies from our acquisitions, enabling us to create greater value from transactions. As of December 31, 2018, we had generated net annualized expense synergies of approximately $76 million from our three acquisitions. For example, in the acquisition of RS Investments which closed in 2016, we successfully achieved net annual expense synergies of $53 million, which represents over 45% of RS Investments’ expenses in the year prior to the acquisition. We incurred $9.9 million in total one‑time expenses to achieve those synergies.

As evidenced by the announcements to acquire Harvest and the USAA Acquired Companies, we will seek to continue to augment our next generation investment management platform by focusing on acquisition candidates that provide investment capabilities that are complementary, that expand our distribution capabilities, that optimize our operating platform and achieve our integration and synergy expectations. Since our management‑led buyout with Crestview GP, our strategy of enhancing our capabilities within our current focus asset classes has driven strong organic growth within these asset classes. Furthermore, the distribution channels obtained through acquisitions have enhanced our flows.

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

Diversified Platform Across Investment Strategies, Franchises and Client Type

We have strategically built an investment platform that is diversified by investment strategy, Franchise and client type. Within each asset class, Franchises with overlapping investment mandates still contribute to our diversification by pursuing different investment philosophies and/or processes. For example, U.S. small cap equities, which accounted for approximately 25% of our AUM as of December 31, 2018, consists of four Franchises, each following a different investment strategy. We believe the diversity in investment styles reduces the correlation between the return profiles of strategies within the same asset class, and consequently provides an additional layer of diversification and AUM and revenue stability.

We believe our AUM is well diversified at the Franchise level, with no Franchise accounting for more than 34% of AUM, and the median Franchise comprising 7% of AUM, as of December 31, 2018. Furthermore, we believe our Franchises’ brand independence reduces the impact of each individual Franchise’s performance on clients’ perceptions of the other Franchises. The distribution of AUM by Franchise, as well as succession planning, mitigates the level of key man risk typically associated with investment management businesses.

We believe our client base serves as another important diversifying element, as different client segments have shown to have distinct characteristics, including asset class and product preferences, sales and redemptions trends, and exposure to secular trends. We strive to maintain a balance between institutional and retail clients, with 56% and 44% of our AUM as of December 31, 2018 in each of these channels, respectively. We also have the capability to deliver our strategies in investment vehicles designed to meet the needs and preferences of investors in each channel. These investment vehicles include mutual funds with channel‑specific share classes, institutional separate accounts, SMA/UMA/CTF products and ETFs. If a strategy is currently not offered in the wrapper of choice for a client, we have the infrastructure and ability to create a new investment vehicle, which helps our Franchises further diversify their investor bases.

Attractive Financial Profile

Our revenues have shown to be recurring in nature, as they are based on the level of client assets we manage. The majority of our strategies are in asset classes that require specialized skill, are in higher demand and typically command higher fee rates. With the growth of our Solutions Platform, our average fee rate is likely to decline as that business continues to grow, however, our fee revenue is generated from strategies with differing return profiles, thus diversifying our revenue stream.

Because we largely outsource our middle‑ and back‑office functions, as well as technology support, we have relatively minimal capital expenditure requirements. Approximately two‑thirds of our operating expenses are variable in nature, consisting of the incentive compensation pool for employees, sales commissions, third‑party distribution costs, sub‑advising and the fees we pay to certain of our vendors.

We have identified three primary net income growth drivers. Firstly, we grow our AUM organically through inflows into our strategies and the market appreciation of those strategies. Secondly, we have a proven ability to grow through synergistic acquisitions. Thirdly, we have constructed a scalable platform; as our AUM increases, we expect margins to expand.

Economic and Structural Alignment of Interests Promotes Owner‑Centric Culture

Through our revenue share compensation model and broad employee ownership, we have structurally aligned our employees’ interests with those of our clients and other shareholders and have created an owner‑centric culture that encourages employees to act in the best interests of clients and our Company, as well as to think long term. Additionally, our employees invest in products managed by our Franchises and Solutions Platform, providing direct alignment with the interests of our clients.

We directly align the compensation paid to our investment teams with the performance of their respective Franchises by structuring formula‑based revenue sharing on the products they manage. We believe that compensation based on revenue rather than profits encourages investment professionals to focus their attention on investment performance, while encouraging them to provide good client service, focus on client retention and attract new flows. We believe the formula‑based, client‑aligned nature of our revenue sharing fosters a culture of transparency where Franchises understand how and on what terms they are being measured to earn compensation.

We believe the high percentage of employee ownership creates a collective alignment with our success. Further, we believe granting equity is attractive to potential new employees and is a retentive mechanism for current employees. As of December 31, 2018, our employees beneficially owned approximately 27% of our shares. In addition to being aligned with our financial success through their equity ownership, our current and former employees collectively have invested approximately $100 million in products we manage as of December 31, 2018.

Our Growth Strategy

We have a purposeful strategy aimed to achieve continued growth and success for our Company and our Franchises. The growth we pursue is both organic and inorganic. We seek to grow organically by offering our clients strategies that are value-added to their overall portfolios with strong performance track records. We intend to continue to supplement our growth through disciplined acquisitions as evidenced by the announcements to acquire Harvest and the USAA Acquired Companies. We primarily seek to acquire investment management firms that will add high quality investment teams, that enhance our growth and financial profile, improve our diversification by asset class and investment strategy, achieve our integration and synergy expectations, expand our distribution capabilities and optimize our operating platform. We believe one of our key advantages in a competitive sales process is our ability to provide access to new distribution channels. We believe that our centralized distribution and marketing platform drives organic growth at our acquired Franchises both by opening new distribution channels to them and providing them with the support of our sales and marketing professionals while allowing them to focus on investment performance.

Organic Growth

A key driver of our growth strategy lies in enhancing the strength of each of our existing Franchises. We primarily do this by providing them with access to our centralized distribution, marketing and operations platform. Largely unencumbered by the burdens of administrative and operational tasks, our investment professionals can focus on delivering investment excellence and maintaining strong client relationships. We also expect to help our Franchises through fund and share class launches and product development. We believe we are well positioned to help our Franchises grow their product offerings and diversify their investor base, with the ability to offer their strategies in multiple investment vehicles to meet clients’ needs.

Our platform provides significant operating leverage to our Franchises and is a key factor in our continued success. As we continue to grow and expand, we will continue to look for ways to invest in our operations, in order to achieve greater economies of scale and provide better services to our Franchises. We continue to expand our distribution capabilities as well, demonstrated by our entry in 2016 into an exclusive distribution agreement with an independent investment management firm in Japan, as well as our launch during the first quarter of 2017 of two emerging market UCITS funds with a global financial advisory firm.

We continually look to the future, and as a result, our infrastructure investments can range from the immediate to the long term. As an example, we have acquired a minority interest in Cerebellum Capital, an investment management firm that specializes in machine learning. Cerebellum Capital’s techniques help to design, execute and improve investment programs and the firm is working with a number of our Franchises to help them optimize their investment processes. We believe investments like these provide tools that can provide enhancements to our Franchises’ investment processes, give our Franchises access to proprietary technology that can give them an advantage and help position our Franchises for the future.

Certain of our Franchise strategies have or may have capacity constraints, and we may choose to limit access to new or existing investors in these strategies such as we have done for two mutual funds managed by the Sycamore Capital Franchise, which had an aggregate of $14.3 billion in AUM as of December 31, 2018.

We believe there is significant growth potential in solutions products, most notably in ETFs. Through our VictoryShares brand, we offer ETFs that seek to improve the risk, return and diversification profile of client portfolios. Our approach furthers our commitment to rules‑based investing and includes single‑ and multi‑factor strategies designed to provide a variety of outcomes, including maximum diversification, dividend income, downside mitigation, minimum volatility and targeted factor exposure. VictoryShares is designed to provide investors with rules‑based solutions that bridge the gap between the active and passive elements of their portfolios. Since the CEMP Acquisition in 2015, our ETF products have grown from less than $200 million in AUM to approximately $3.0 billion in AUM as of December 31, 2018. As of December 31, 2018, we ranked 26th in overall ETF AUM among 144 issuers and 21st out of 144 ETF issuers in net flows for 2018. VictoryShares ETFs have posted positive net flows every quarter since the CEMP acquisition in 2015 and in 2018 grew their market share by 33%.

Growth through Acquisitions

We intend to continue to accelerate growth through disciplined acquisitions. On September 21, 2018, the Company entered into the Harvest Purchase Agreement, whereby the Company has agreed to purchase 100% of the equity interests of Harvest, an asset management company specializing in yield enhancement overlay, risk reduction, alternative beta and absolute return investment strategies. Harvest offers a suite of value-added investment strategies for client portfolios that are designed to provide investors with risk-managed sources of income, absolute return and varying levels of market exposure. The acquisition will expand our Solutions Platform by adding a historically strong organic grower to our platform and will further diversify our AUM into strategies that are managed to be neutral to changing market cycles. In addition, on November 6, 2018, we entered into an agreement to acquire the USAA Acquired Companies and their Mutual Fund and ETF businesses and USAA 529 College Savings Plan. The USAA Acquired Companies have proven expertise in managing fixed income, global multi-asset and equity strategies through both internal investment teams and external subadvisors. We expect the USAA AMCO Acquisition will diversify our AUM, expand our investment capabilities, increase our size and scale and introduce a new and unique USAA direct-member distribution channel to our existing distribution platform.

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

We believe the universe of potential acquisition targets has grown as a result of the evolution of the distribution landscape, the increasing cost of regulatory compliance, management fee compression and outflows from actively managed funds to passive products. We believe our integrated multi‑boutique model makes us an attractive acquirer. Further, our centralized distribution, marketing and operations platform allows us to achieve synergies.

Our Franchises

As of December 31, 2018, we had our nine Franchises diversified across investment approaches, with no Franchise accounting for more than 34% of our AUM. Our Franchises are independent from one another from an investment perspective, maintain their own separate brands and logos, which they have built over time, and are led by dedicated CIOs. We customize each Franchise’s interactions with our centralized platform and the formula for its respective revenue share.

Our Franchises are:

Expedition Investment Partners

Expedition Investment Partners applies a fundamental growth‑oriented approach to investing in secular changes occurring in the small‑capitalization companies of emerging and frontier classified countries. Expedition’s team has diverse backgrounds, is fluent in multiple languages and travels extensively for on‑site due diligence at opportunistic and lesser known companies in the emerging and frontier market areas. Expedition is based in New York, NY and managed $0.3 billion in AUM as of December 31, 2018. Expedition’s investment team consists of seven professionals with an average industry experience of approximately 17 years.

INCORE Capital Management

INCORE Capital Management uses niche and customized fixed income strategies focusing on exploiting structural inefficiencies in the U.S. fixed income markets. INCORE conducts extensive research that includes identifying slower prepayment rates on mortgages, market inefficiencies along particular areas of the yield curve, and proprietary quantitative credit quality modeling. INCORE is based in Birmingham, MI and Brooklyn, OH and managed $5.9 billion in AUM as of December 31, 2018. INCORE’s investment team consists of 14 professionals with an average industry experience of approximately 20 years.

Integrity Asset Management

Integrity Asset Management utilizes a dynamic value‑oriented approach to U.S. mid‑ and small‑capitalization companies. Integrity conducts fundamental stock research to find attractive companies that have compelling discounts to the prevailing market conditions. Integrity is based in Rocky River, OH, and managed $4.7 billion in AUM as of December 31, 2018. Integrity’s investment team consists of 12 professionals with an average industry experience of approximately 19 years.

Munder Capital Management

Munder Capital Management has an experienced team utilizing a “Growth‑at‑a‑Reasonable‑Price” strategy in the U.S. equity markets designed to generate consistently strong performance over a market cycle. Munder performs extensive fundamental research in order to find attractive growth companies that it expects will exceed market expectations. Of the companies with independently determined growth attributes, valuation is applied to find the most inexpensive growth companies. Munder is based in Birmingham, MI, and managed $3.7 billion in AUM (including assets formerly managed by Diversified) as of December 31, 2018. Munder’s investment team consists of nine professionals with an average industry experience of approximately 25 years.

NewBridge Asset Management

NewBridge Asset Management applies a high conviction growth‑oriented strategy focusing on U.S. large‑capitalization companies experiencing superior long‑term growth rates with strong management teams. Most of NewBridge’s team has worked together since 1996 doing fundamental research on high growth companies. NewBridge usually holds between 25 and 35 securities. NewBridge is based in New York, NY and managed $1.3 billion in AUM as of December 31, 2018. NewBridge’s investment team consists of six professionals with an average industry experience of approximately 22 years.

RS Investments

RS Investments is made up of three investment teams: RS Value; RS Growth; and RS International. RS Value and RS Growth apply an original and proprietary fundamental approach to investing in value and growth‑oriented U.S. equity strategies. The RS Value and RS Growth teams conduct hundreds of company research meetings each year. RS International utilizes a highly disciplined quantitative approach to managing core‑oriented global and international equity strategies. RS Investments is based in San Francisco, CA and managed $9.6 billion in AUM as of December 31, 2018. RS Investments’ three investment teams consist of 17 professionals with an average industry experience of approximately 20 years.

Sophus Capital

Sophus Capital utilizes a disciplined quantitative process that accesses market conditions in emerging equity markets and rank orders attractive companies that are further researched from a fundamental basis. Sophus’ team members travel to companies to conduct fundamental research. Sophus is based in Des Moines, IA, with offices in London, Hong Kong and Singapore, and managed $1.6 billion in AUM as of December 31, 2018. Sophus’ investment team consists of 10 professionals with an average industry experience of approximately 16 years.

Sycamore Capital

Sycamore Capital applies a quality value‑oriented approach to U.S. mid‑ and small‑ capitalization companies. Sycamore conducts fundamental research to find companies with strong high‑quality balance sheets that are undervalued versus comparable high quality companies. Sycamore is based in Cincinnati, OH and managed $17.9 billion in AUM as of December 31, 2018, which includes two mutual funds with an aggregate of $14.3 billion in AUM that we have generally closed to new investors. Sycamore’s investment team consists of 10 professionals with an average industry experience of approximately 15 years.

Trivalent Investments

Trivalent Investments utilizes a disciplined approach to stock selection across large to small companies in the international and emerging markets space. Trivalent is one of the longest standing practitioners of international small‑capitalization investing in the industry. Trivalent’s investment strategy is primarily a proprietary quantitative process that drives stock selection across various countries. Trivalent frequently conducts reviews of stock selection rankings within a portfolio construction and risk management context in order to isolate performance to stock selection. Trivalent is based in Boston, MA, and managed $2.5 billion in AUM as of December 31, 2018. Trivalent’s investment team consists of seven professionals with an average industry experience of approximately 22 years.

Non‑Franchise/Subadvisory Relationships

Park Avenue

Park Avenue Institutional Advisers LLC, a unit of New York‑based Guardian Life Insurance Company of America, subadvises five of our fixed income funds: the Victory Floating Rate, High Yield, Strategic Income, Tax‑Exempt, and High Income Municipal Bond funds. Guardian was the controlling shareholder of RS Investments prior to the RS Acquisition. Park Avenue and VCM have entered into a written sub‑advisory agreement, pursuant to which Park Avenue provides sub‑advisory services with respect to those fixed income funds, subject to the general oversight of VCM and the board of trustees of the Victory Funds.

Under the sub‑advisory agreement, VCM pays Park Avenue monthly fees for each sub‑advised fund based on a percentage of the fees due from such fund to VCM for such month.

Park Avenue employs a fundamental value approach to investing that gauges value relative to risk, rather than simply reaching for yield. Investment decisions are based on rigorous, independent research into each investment’s credit quality, structure and collateral. Park Avenue is based in New York, NY, and managed $0.9 billion in AUM for the Company as of December 31, 2018. Park Avenue’s investment team consists of eight portfolio managers with an average industry experience of approximately 29 years.

SailingStone

SailingStone Capital Partners is an independent investment advisory firm focused exclusively on providing investment solutions in the global natural resource sector. SailingStone manages concentrated, long‑only natural resource equity portfolios for investors and subadvises our Victory Global Natural Resources Fund. SailingStone was formed in 2014 by members of the RS Investments global natural resources, or GNR, team, pursuant to a written agreement between RS Investments and the GNR team to spin off the GNR business into an independent specialized investment management firm. RS Investments assigned all of its rights in the agreement to VCM in the RS Acquisition. SailingStone’s sub‑advisory services are subject to the general oversight of VCM and the board of trustees of the Victory Funds.

Under the sub‑advisory agreement, VCM pays SailingStone a monthly fee, based on the Victory Global Natural Resource Fund’s assets.

In addition, through December 31, 2018, we were entitled to a declining percentage of the revenue of SailingStone from certain separate account clients that were transferred in January 2014.

SailingStone is based in San Francisco, CA, and managed $0.5 billion in AUM for the Company as of December 31, 2018. SailingStone’s investment team consists of six professionals with an average industry experience of approximately 18 years.

Solutions Platform

Our Solutions Platform consists of multi‑Franchise and customized solutions strategies that are primarily rules‑based. We offer our Solutions Platform through a variety of vehicles, including separate accounts, mutual funds and VictoryShares, which is our ETF brand. Like our Franchises, our Solutions Platform is operationally integrated and supported by our centralized distribution, marketing and operational support functions. As of December 31, 2018, VictoryShares’ investment management fees were between 30 and 45 basis points. Our Solutions Platform managed $3.8 billion in AUM as of December 31, 2018.

Our Products and Investment Performance

As of December 31, 2018, our nine Franchises and Solutions Platform offered 71 investment strategies with the majority in our current focus asset classes, consisting of U.S. small‑ and mid‑cap equities, global/non‑U.S. equities and solutions. These asset classes collectively comprised 78% of our $52.8 billion AUM as of December 31, 2018.

Product Mix

Our investment strategies are offered through open‑end mutual funds, SMAs, UMAs, ETFs, CTFs and wrap separate account programs. Our product mix is expanding, as we have the ability to add investment vehicles to any strategy that is offered by our Franchises.

Each individual asset class is diversified through the investment strategies of our Franchises, which each employ different investment approaches. Due to the differences in investment approaches, each of our Franchises has different return profiles for investors in different market environments while having exposure to their desired asset classes.

Investment Performance

Our Franchises have established a long track record of benchmark‑relative outperformance, including prior to their acquisition by us. As of December 31, 2018, 88% of our strategies by AUM had returns in excess of their respective benchmarks over a ten‑year period, 74% over a five‑year period and 68% over a three‑year period. On an equal‑weighted basis, 75% of our strategies have outperformed their benchmarks over a ten‑year period, 63% over a five‑year period and 59% over a three‑year period. We consider both the AUM‑weighted and equal‑weighted metrics in evaluating our investment performance. The advantage of the AUM‑weighted metric is that it reflects the investment performance of our Company as a whole, indicating whether we tend to outperform our benchmarks for the assets we manage. The disadvantage is that the metric fails to capture the overall effectiveness of our individual investment strategies; it does not capture whether most of our strategies tend to outperform their respective benchmarks. Conversely, the Equal‑weighted metric reflects the overall effectiveness of our individual investment strategies, but fails to capture the investment performance of our Company as a whole.

The table below sets forth our 10 largest strategies by AUM as of December 31, 2018 and their average annual total returns compared to their respective benchmark index over the one‑, three‑, five‑ and 10‑year periods ended December 31, 2018. These strategies represented approximately 66% of our total AUM as of December 31, 2018.

Strategy/Benchmark Index	1 year	3 years	5 years	10 years
Sycamore Mid Cap Value(1)	(9.40)%	8.82%	8.20%	14.50%
Russell Midcap Value	(12.29)%	6.06%	5.44%	13.03%
Excess Return	2.89%	2.76%	2.76%	1.47%

Sycamore Small Cap Value(1)	(7.43)%	11.12%	8.29%	14.52%
Russell 2000 Value	(12.86)%	7.37%	3.61%	10.40%
Excess Return	5.43%	3.75%	4.68%	4.12%

Integrity Small Cap Value Equity	(17.52)%	5.62%	3.89%	13.29%
Russell 2000 Value	(12.86)%	7.37%	3.61%	10.40%
Excess Return	(4.66)%	(1.75)%	0.28%	2.89%

Munder Mid-Cap Core Growth	(12.63)%	6.03%	5.11%	13.24%
Russell Midcap	(9.06)%	7.04%	6.26%	14.03%
Excess Return	(3.57)%	(1.01)%	(1.15)%	(0.79)%

RS Mid Cap Growth	(6.47)%	6.73%	6.12%	15.44%
Russell Midcap Growth	(4.75)%	8.59%	7.42%	15.12%
Excess Return	(1.72)%	(1.86)%	(1.30)%	0.32%

RS Small Cap Growth	(7.65)%	9.40%	8.08%	17.21%
Russell 2000 Growth	(9.31)%	7.24%	5.13%	13.52%
Excess Return	1.66%	2.16%	2.95%	3.69%

Trivalent International Small-Cap Equity	(19.74)%	3.62%	4.29%	12.86%
S&P Developed ex-U.S. SmallCap	(18.75)%	3.46%	2.38%	9.55%
Excess Return	(0.99)%	0.16%	1.91%	3.31%

Sophus Emerging Markets	(18.07)%	9.84%	2.80%	N/A
MSCI Emerging Markets	(14.58)%	9.25%	1.65%	8.02%
Excess Return	(3.49)%	0.59%	1.15%	N/A

RS Large Cap Value	(8.47)%	6.17%	6.16%	N/A %
Russell 1000 Value	(8.27)%	6.95%	5.95%	11.18%
Excess Return	(0.20)%	(0.78)%	0.21%	N/A %

INCORE Investment Grade Convertible Securities	1.03%	9.21%	8.37%	10.54%
INCORE Investment Grade Convertible Securities (VXA1 - VX5C)(2)	2.10%	12.23%	10.71%	11.47%
Excess Return	(1.07)%	(3.02)%	(2.34)%	(0.93)%

(1)	Includes two mutual funds with an aggregate of $14.3 billion in AUM as of December 31, 2018 that we have generally closed to new investors.
(2)

Time blended benchmark which consists of ICE BofAML Investment Grade U.S. Convertible 5% Constrained Index (VX5C) beginning on December 1, 2017 and ICE BofAML U.S. Convertible – Investment Grade Index (VXA1) prior to December 1, 2017.

For each period shown, performance statistics include only strategies that existed during that entire period (including prior to our acquisition of the strategies).

Our products have consistently won awards for performance, with five consecutive years of ranking in Barron’s Top Fund Families ratings, coming in at #9, #10, #21, #25 and #15 overall for 2018, 2017, 2016, 2015 and 2014, respectively.

In addition, a significant percentage of our mutual fund assets have high Morningstar ratings. As of December 31, 2018, 23 Victory Funds and ETFs had four or five star overall ratings. On an AUM‑weighted basis, 65% of our fund AUM had an overall rating of four or five stars by Morningstar. Over a five‑year and three‑year basis, 64% and 56% of our fund AUM achieved four or five star ratings, respectively.

Morningstar data as of December 31, 2018.

Integrated Distribution, Marketing and Operations

The centralization of our distribution, marketing and operational functions is a key component in our model, allowing our Franchises to focus on their core competencies of security selection and portfolio construction. In addition, we believe it provides our Franchises with the benefits of operating at scale, providing them with access to larger clients as well as a more streamlined cost structure. As of December 31, 2018, we had 61 employees in management and support functions, 88 sales and marketing professionals and 114 investment professionals.

Our centralized distribution and marketing functions lead the sales effort for both our institutional and retail channels. Our sales teams are staffed with accomplished professionals that are given specific training on how to position each of our strategies. Our teams have historically focused on developing relationships with institutional consultants and retail intermediaries. These relationships can enhance our platform’s overall reach and allow our Franchises and Solutions Platform to access more clients.

To ensure high levels of client service, our sales teams liaise regularly with product specialists at our Franchises. The specialists are tasked with responding to institutional client and retail inquiries on product performance and also educating prospective investors and retail partners in coordination with the relevant internal sales team members. Our distribution and marketing professionals collaborate closely with our Franchises’ product specialists in order to attract new clients while also servicing and generating additional sales from existing clients.

Institutional Sales:  Our institutional sales team attracts and builds relationships with institutional clients, the largest institutional consultants and mutual fund complexes and other organizations seeking sub‑advisers. Our institutional clientele includes corporations, public funds, non‑profit organizations, Taft‑Hartley plans, sub‑advisory clients, international clients and insurance companies. Our institutional sales and client‑service professionals manage existing client relationships, serve consultants and prospects and/or focus on specific segments. They have extensive experience and a comprehensive understanding of our investment activities. On average, each of our client‑facing institutional sales professionals has over 20 years of industry tenure.

Retail Sales:  Our retail sales team is split among regional external wholesalers, retirement specialists and national account specialists, all of whom are supported by an internal calling desk. In the retail channel, we focus on gathering assets through intermediaries, such as banks, broker‑dealers, wirehouses, retirement platforms and RIA networks. As of December 31, 2018, 57% of our retail AUM was through intermediaries, while 43% was through retirement platforms. We offer mutual funds and separately managed wrap and unified managed accounts on intermediary and retirement platforms. We have agreements with many of the largest platforms in our retail channel, which has provided an opportunity to place our retail products on those platforms. Further, to enhance our presence on large distribution platforms, we have focused our efforts on servicing intermediary home offices and research departments. These efforts have led to strong growth in platform penetration, as measured by investment products on approved and recommended lists, as well as our inclusion in model portfolios. This penetration provides the opportunity for us to sell more products through distribution platforms. As of December 31, 2018, we had at least one and as many as 20 products on the research recommended/model portfolios of the top ten U.S. intermediary platforms by AUM. These top intermediary platforms included Morgan Stanley, Wells Fargo, Merrill Lynch and Raymond James. We also have agreements with all of the top 20 retirement platforms by AUM, including Fidelity, Vanguard, Voya and Merrill Lynch. As of December 31, 2018, we had at least one and as many as eight approved products on the recommended list of each of those top 20 retirement platforms that have recommended lists.

Marketing:  Our distribution efforts are supplemented by our marketing function, which is primarily responsible for enhancing the visibility and quality of our portfolio of brands. They are specifically tasked with managing corporate, Franchise and Solutions Platform branding efforts, database management, the development of marketing materials, website design and the publishing of white papers. They are also a key component in our responses to requests for proposals sent over by prospective clients. The success of their efforts can be seen by our eVestment #1 ranking for Institutional Brand Awareness among asset managers with between $25 billion and $50 billion in AUM in 2015, our #4 ranking among asset managers with between $50 billion and $100 billion in AUM in both 2016 and 2017 and our #6 ranking among asset managers with between $50 billion and $100 billion in AUM in 2018.

Operations:  Our centralized operations functions provide our Franchises and Solutions Platform with the support they need so that they can focus on their investment processes. Our centralized operations functions include trading platforms, risk and compliance, middle‑ and back‑office support, finance, human resources, accounting and legal. Although our operations are centralized, we do allow our Franchises a degree of customization with respect to their desired investment support functions, which we believe helps them maintain their individualized investment processes and minimize undue disruptions.

We outsource certain middle‑ and back‑office activities, such as trade settlement, portfolio analytics, custodian reconciliation, portfolio accounting, corporate action processing, performance calculation and client reporting, to scaled, recognized service providers, who provide their services to us on a variable‑cost basis. Systems and processes are customized as necessary to support our investment processes and operations. We maintain relationships with multiple vendors for the majority of our outsourced functions, which we believe mitigates vendor‑specific risk. We also have information security, business continuity and data privacy programs in place to help mitigate risk.

Outsourcing these functions enables us to grow our AUM, both organically and through acquisitions, without the incremental capital expenditures and working capital that would typically be needed. Under our direction and oversight, our outsourced model enhances our ability to integrate our acquisitions, as we are experienced in working with our vendors to efficiently bring additional Franchises onto our platform in a cost‑efficient manner.

We believe both the scalability of our business and our cost structure, in which approximately two‑thirds of our operating expenses are variable, should drive increasing margins and facilitate free cash flow conversion. Additionally, we believe having a majority of our expenses tied to AUM and the number of client accounts provides downside margin protection should there be sustained net outflows or adverse market conditions.

Competition

We compete in various markets, asset classes and investment vehicles. We sell our investment products in the traditional institutional segments and intermediary and retirement distribution channels, which include mutual funds, wrap accounts, UMAs and ETFs. We face competition in attracting and retaining assets from other investment management firms. Additionally, we compete with other acquirers of investment management firms, including independent, fully integrated investment management firms and multi‑boutique businesses, insurance companies, banks, private equity firms and other financial institutions.

We compete with other managers offering similar strategies. Some of these organizations have greater financial resources and capabilities than we are able to offer and have had strong performance track records. We compete with other investment management firms for client assets based on the following primary factors:

•	our investment performance track record of delivering alpha;
•	the specialized nature of our investment strategies;
•	fees charged;
•	access to distribution channels;
•	client service; and
•	our employees’ alignment of interests with investors.

We compete with other potential acquirers of investment management firms primarily on the basis of the following factors:

•	the strength of our distribution relationships;
•	the value we add through centralized distribution, marketing and operations platforms;

•	the investment autonomy Franchises retain post acquisition;
•	the tenure and continuity of our management and investment professionals; and
•	the value that can be delivered to the seller through realization of synergies created by the combination of the businesses.

Our ability to continue to compete effectively will also depend upon our ability to retain our current investment professionals and employees and to attract highly qualified new investment professionals and employees. For additional information concerning the competitive risks that we face, see “Risk Factors—Risks Related to Our Industry—The investment management industry is intensely competitive.”

Employees

As of December 31, 2018, we had 263 employees. We are not subject to any collective bargaining agreement and have never been subject to a work stoppage. We believe we have maintained satisfactory relationships with our employees.

Business Organization

Victory Capital Holdings, Inc. was formed in 2013 for the purpose of acquiring VCM and VCA from KeyCorp. VCM is a registered investment adviser managing assets through open‑end mutual funds, separately managed accounts, unified management accounts, ETFs, collective trust funds, wrap separate account programs and UCITs. VCM also provides mutual fund administrative services for the Victory Portfolios, Victory Variable Insurance Funds, Victory Institutional Funds and the mutual fund series of the Victory Portfolios II (collectively, “the Victory Funds”), a family of open-end mutual funds, and the VictoryShares (the Company’s ETF brand). VCM additionally employs all of our U.S. investment professionals across our Franchises and Solutions Platform, which are not separate legal entities. VCA is registered with the SEC as an introducing broker‑dealer and serves as distributor and underwriter for the Victory Funds.

Initial Public Offering and Debt Repayment

On February 12, 2018, we issued 11,700,000 shares of Class A common stock in the IPO at a price of $13.00 per share for net proceeds of $143.0 million after deducting underwriting discounts. Net proceeds received from the IPO and the Existing Credit Agreement of $143.0 million and $355.9 million, respectively, together with $0.8 million of cash on hand, were used to repay the $499.7 million of outstanding term loans under the 2014 Credit Agreement.

On March 13, 2018, the Company issued an additional 1,110,860 shares of Class A common stock pursuant to the underwriters’ exercise of their option for net proceeds of $13.5 million after deducting underwriting discounts. The net proceeds from the underwriters’ exercise of their option and operating cash flow were used to pay down $80.0 million of the Existing Credit Agreement in 2018 to bring the balance to $280.0 million at December 31, 2018. See Note 10 to the audited consolidated financial statements included elsewhere in this report.

Regulatory Environment and Compliance

Our business is subject to extensive regulation in the United States at the federal level and, to a lesser extent, the state level, as well as regulation by self‑regulatory organizations and outside the United States. Under these laws and regulations, agencies that regulate investment advisers have broad administrative powers, including the power to limit, restrict or prohibit an investment adviser from carrying on its business in the event that it fails to comply with such laws and regulations. Possible sanctions that may be imposed include the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of investment adviser and other registrations, censures and fines.

SEC Investment Adviser and Investment Company Registration/Regulation

VCM is registered with the SEC as an investment adviser under the Advisers Act, and the Victory Funds, VictoryShares and several of the investment companies we sub‑advise are registered under the 1940 Act. The Advisers Act and the 1940 Act, together with the SEC’s regulations and interpretations thereunder, impose substantive and material restrictions and requirements on the operations of advisers and registered funds. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act and the 1940 Act, ranging from fines and censures to termination of an adviser’s registration. As an investment adviser, we have a fiduciary duty to our clients. The SEC has interpreted that duty to impose standards, requirements and limitations on, among other things: trading for proprietary, personal and client accounts; allocations of investment opportunities among clients; use of soft dollars; execution of transactions; and recommendations to clients. We manage accounts for all of our clients on a discretionary basis, with authority to buy and sell securities for each portfolio, select broker‑dealers to execute trades and negotiate brokerage commission rates. In connection with certain of these transactions, we receive soft dollar credits from broker‑dealers that have the effect of reducing certain of our expenses. All of our soft dollar arrangements are intended to be within the safe harbor provided by Section 28(e) of the Exchange Act. If our ability to use soft dollars were reduced or eliminated as a result of the implementation of statutory amendments or new regulations, our operating expenses would increase.

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

For the year ended December 31, 2018, 83% of our total revenues were derived from our services to investment companies registered under the 1940 Act—i.e., mutual funds and ETFs. The 1940 Act imposes significant requirements and limitations on a registered fund, including with respect to its capital structure, investments and transactions. While we exercise broad discretion over the day‑to‑day management of the business and affairs of the Victory Funds, VictoryShares and the investment portfolios of the Victory Funds and VictoryShares and the funds we sub‑advise, our own operations are subject to oversight and management by each fund’s board of directors. Under the 1940 Act, a majority of the directors of our registered funds must not be “interested persons” with respect to us (sometimes referred to as the “independent director” requirement) in order to rely on certain exemptive rules under the 1940 Act relevant to the operation of registered funds. The responsibilities of the fund’s board include, among other things: approving our investment advisory agreement with the fund (or, for sub‑advisory arrangements, our sub‑advisory agreement with the fund’s investment adviser); approving other service providers; determining the method of valuing assets; and monitoring transactions involving affiliates. Our investment advisory agreements with these funds may be terminated by the funds on not more than 60 days’ notice and are subject to annual renewal by the fund’s board after the initial term of one to two years. The 1940 Act also imposes on the investment adviser or sub‑adviser to a registered fund a fiduciary duty with respect to the receipt of the adviser’s investment management fees or the sub‑adviser’s sub‑advisory fees. That fiduciary duty may be enforced by the SEC, by administrative action or by litigation by investors in the fund pursuant to a private right of action.

As required by the Advisers Act, our investment advisory agreements may not be assigned without the client’s consent. Under the 1940 Act, investment advisory agreements with registered funds (such as the mutual funds and ETFs we manage) terminate automatically upon assignment. The term “assignment” is broadly defined and includes direct assignments as well as assignments that may be deemed to occur upon the transfer, directly or indirectly, of a “controlling block” of our outstanding voting securities. See “Risk Factors—Risks Related to Our Business—An assignment could result in termination of our investment advisory agreements to manage SEC‑registered funds and could trigger consent requirements in our other investment advisory agreements.”

SEC Broker‑Dealer Registration/FINRA Regulation

VCA is subject to regulation by the SEC, FINRA and various states. In addition, certain of our employees are registered with FINRA and such states and subject to SEC, state and FINRA regulation. The failure of these companies and/or employees to comply with relevant regulation could have a material adverse effect on our business.

ERISA‑Related Regulation

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

CFTC Regulation

VCM is registered with the CFTC as a commodity pool operator and is a member of the NFA, a self‑regulatory organization for the U.S. derivatives industry. In addition, certain of our employees are registered with the CFTC and members of NFA. Registration with the CFTC and NFA membership subject VCM to regulation by the CFTC and the NFA including, but not limited to, reporting, recordkeeping, disclosure, self‑examination and training requirements. Registration with the CFTC also subjects VCM to periodic on‑site audits. Each of the CFTC and NFA is authorized to institute proceedings and impose sanctions for violations of applicable regulations.

Non‑U.S. Regulation

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

Compliance

Our legal and compliance functions are integrated into one team of 10 professionals as of December 31, 2018. This group is responsible for all legal and regulatory compliance matters, as well as for monitoring adherence to client investment guidelines. Our legal and compliance teams work through a well‑established reporting and communication structure to ensure we have a consistent and holistic program for legal and regulatory compliance. Senior management is also involved at various levels in all of these functions. We cannot assure that our legal and compliance functions will be effective to prevent all losses. See “Risk Factors—Risks Relating to Our Business—If our techniques for managing risk are ineffective, we may be exposed to material unanticipated losses.”

For more information about our regulatory environment, see “Risk Factors—Risks Relating to Our Industry—As an investment management firm, we are subject to extensive regulation” and “Risk Factors—Risks Relating to Our Industry—The regulatory environment in which we operate is subject to continual change and regulatory developments designed to increase oversight may materially adversely affect our business.”

Available Information

We routinely file annual, quarterly and current reports, proxy statements and other information required by the Exchange Act with the SEC. Our SEC filings are available to the public from the SEC’s public internet site at http://www.sec.gov.

We maintain a public internet site at ir.vcm.com/investor-relations and make available free of charge through this site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers, as well as any amendments to those reports filed or furnished pursuant to the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also post on our website the charters for our board of directors’ Audit Committee, Nominating and Governance Committee and Compensation Committee, as well as our Corporate Governance Guidelines and our Code of Business Conduct and Ethics governing our directors, officers, and employees. The information on our website is not incorporated by reference into this annual report.

Item 1A. Risk Factors

The risks described below are not the only ones facing us. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition or results of operations. In such case the trading price of our Class A common stock could decline. This report also contains forward‑looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward‑looking statements as a result of specific factors, including the risks and uncertainties described below.

Risks Relating to Our Business

We earn substantially all of our revenues based on AUM, and any reduction in AUM would reduce our revenues and profitability. AUM fluctuates based on many factors, including investment performance, client withdrawals and difficult market conditions.

We earn substantially all of our revenues from asset‑based fees from investment management products and services to individuals and institutions. Therefore, if our AUM declines, our fee revenue will decline, which will reduce our profitability as certain of our expenses are fixed. There are several reasons that AUM could decline:

•

The performance of our investment strategies is critical to our business, and any real or perceived negative absolute or relative performance could negatively impact the maintenance and growth of AUM. Net flows related to our strategies can be affected by investment performance relative to other competing strategies or to established benchmarks. Our investment strategies are rated, ranked, recommended or assessed by independent third parties, distribution partners, and industry periodicals and services. These assessments may influence the investment decisions of our clients. If the performance or assessment of our strategies is seen as underperforming relative to peers, it could result in an increase in the withdrawal of assets by existing clients and the inability to attract additional commitments from existing and new clients. In addition, certain of our strategies have or may have capacity constraints, as there is a limit to the number of securities available for the strategy to operate effectively. In those instances, we may choose to limit access to those strategies to new or existing investors, such as we have done for two mutual funds managed by the Sycamore Capital Franchise which had an aggregate of $14.3 billion in AUM as of December 31, 2018.
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

•

Changes in interest rates can have adverse effects on our AUM. Increases in interest rates may adversely affect the net asset values of our AUM. Furthermore, increases in interest rates may result in reduced prices in equity markets. Conversely, decreases in interest rates could lead to outflows in fixed income assets that we manage as investors seek higher yields.

Any of these factors could reduce our AUM and revenues and, if our revenues decline without a commensurate reduction in our expenses, would lead to a reduction in our net income.

We derive substantially all of our revenues from contracts and relationships that may be terminated upon short or no notice.

We derive substantially all of our revenues from investment advisory and sub‑advisory agreements, all of which are terminable by clients upon short notice or no notice.

Our investment advisory agreements with registered funds, which are funds registered under the Investment Company Act of 1940, as amended, or the 1940 Act, including mutual funds and ETFs, are generally terminable by the funds’ boards or a vote of a majority of the funds’ outstanding voting securities on not more than 60 days’ written notice, as required by law. After an initial term (not to exceed two years), each registered fund’s investment advisory agreement must be approved and renewed annually by that fund’s board, including by its independent members. In addition, all of our separate account clients and certain of the mutual funds that we sub‑advise have the ability to re‑allocate all or any portion of the assets that we manage away from us at any time with little or no notice. When a sub‑adviser terminates its sub‑advisory agreement to manage a fund that we advise there is a risk that investors in the fund could redeem their assets in the fund, which would cause our AUM to decrease.

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

Investors in the mutual funds and certain other pooled investment vehicles that we advise or sub‑advise may redeem their assets from those funds at any time on fairly limited or no prior notice, thereby reducing our AUM. These investors may redeem for any number of reasons, including general financial market conditions, the absolute or relative investment performance we have achieved, or their own financial conditions and requirements. In a declining stock market, the pace of redemptions could accelerate. Poor investment performance relative to other funds tends to result in decreased client commitments and increased redemptions. For the year ended December 31, 2018, we generated approximately 87% of our total revenues from mutual funds and other pooled investment vehicles that we advise (including our proprietary mutual funds, or the Victory Funds, VictoryShares, and other entities for which we are adviser or sub‑adviser). The redemption of assets from those funds could adversely affect our revenues and have a material adverse effect on our earnings.

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
•

third‑party financial intermediaries, advisors or consultants may remove our investment products from recommended lists due to poor performance or for other reasons, which may lead our existing clients to redeem their assets from our strategies or reduce asset inflows from these third parties or their clients.

Our strategies can perform poorly for a number of reasons, including: general market conditions; investor sentiment about market and economic conditions; investment styles and philosophies; investment decisions; the performance of the companies in which our strategies invest and the currencies in which those investment are made; the fees we charge; the liquidity of securities or instruments in which our strategies invest; and our inability to identify sufficient appropriate investment opportunities for existing and new client assets on a timely basis. In addition, while we seek to deliver long‑term value to our clients, volatility may lead to under‑performance in the short term, which could adversely affect our results of operations.

In addition, when our strategies experience strong results relative to the market, clients’ allocations to our strategies typically increase relative to their other investments and we sometimes experience withdrawals as our clients rebalance their investments to fit their asset allocation preferences despite our strong results.

While clients do not have legal recourse against us solely on the basis of poor investment results, if our strategies perform poorly, we are more likely to become subject to litigation brought by dissatisfied clients. In addition, to the extent clients are successful in claiming that their losses resulted from fraud, negligence, willful misconduct, breach of contract or other similar misconduct, these clients may have remedies against us, the mutual funds and other pooled investment vehicles we advise and/or our investment professionals under various U.S. and non‑U.S. laws.

The historical returns of our existing strategies may not be indicative of their future results or of the strategies we may develop in the future.

The historical returns of our strategies and the ratings and rankings we or the mutual funds and ETFs that we advise have received in the past should not be considered indicative of the future results of these strategies or of any other strategies that we may develop in the future. The investment performance we achieve for our clients varies over time and the variance can be wide. The ratings and rankings we or the mutual funds and ETFs we advise have received are typically revised monthly. Our strategies’ returns have benefited during some periods from investment opportunities and positive economic and market conditions. In other periods, general economic and market conditions have negatively affected investment opportunities and our strategies’ returns. These negative conditions may occur again, and in the future we may not be able to identify and invest in profitable investment opportunities within our current or future strategies.

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

Our ability to attract additional assets to manage is highly dependent on our access to third‑party intermediaries. We gain access to investors in the Victory Funds and VictoryShares primarily through consultants, 401(k) platforms, broker‑dealers, financial advisors and mutual fund platforms through which shares of the funds are sold. We have relationships with certain third‑party intermediaries through which we access clients in multiple distribution channels. Our 10 largest intermediary relationships across multiple distribution channels represented approximately 30% of our total AUM as of December 31, 2018.

We compensate most of the intermediaries through which we gain access to investors in the Victory Funds and VictoryShares by paying fees, most of which are a percentage of assets invested in the Victory Funds and VictoryShares through that intermediary and with respect to which that intermediary provides shareholder and administrative services. The allocation of such fees between us and the Victory Funds and VictoryShares is determined by the board of the Victory Funds and VictoryShares, based on information and a recommendation from us, with the intent of allocating to us all costs attributable to marketing and distribution of (i) shares of the Victory Funds not otherwise covered by distribution fees paid pursuant to a distribution and service plan adopted in accordance with Rule 12b‑1 under the 1940 Act and (ii) VictoryShares.

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

We access institutional clients primarily through consultants. Our institutional business is dependent upon referrals from consultants. Many of these consultants review and evaluate our products and our firm from time to time. As of December 31, 2018, 35% of our institutional separate accounts AUM was acquired through consultants. Poor reviews or evaluations of either a particular strategy or us as an investment management firm may result in client withdrawals or may impair our ability to attract new assets through these consultants.

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

Because of the tenure and stability of our portfolio managers, our clients may attribute the investment performance we have achieved to these individuals. The departure of a portfolio manager could cause clients to withdraw assets from the strategy, which would reduce our AUM, investment management fees and our net income. The departure of a portfolio manager also could cause consultants and intermediaries to stop recommending a strategy, clients to refrain from allocating additional assets to the strategy or delay such additional assets until a sufficient new track record has been established, and could also cause the departure of other portfolio managers or investment professionals. We have instituted succession planning at our Franchises in an attempt to minimize the disruption resulting from these potential changes, but we cannot predict whether such efforts will be successful.

We also rely upon the contributions of our senior management team to establish and implement our business strategy and to manage the future growth of our business. The loss of any of the senior management team could limit our ability to successfully execute our business strategy or adversely affect our ability to retain existing and attract new client assets and related revenues.

Any of our investment or management professionals may resign at any time, join our competitors or form a competing company. Although many of our portfolio managers and each of our named executive officers are subject to post‑employment non‑compete obligations, these non‑competition provisions may not be enforceable or may not be enforceable to their full extent. In addition, we may agree to waive non‑competition provisions or other restrictive covenants applicable to former investment or management professionals in light of the circumstances surrounding their relationship with us. We do not generally carry “key man” insurance that would provide us with proceeds in the event of the death or disability of any of the key members of our investment or management teams.

Competition for qualified investment and management professionals is intense and we may fail to successfully attract and retain qualified personnel in the future. Our ability to attract and retain these personnel will depend heavily on the amount and structure of compensation and opportunities for equity ownership we offer. Any cost‑reduction initiative or adjustments or reductions to compensation or changes to our equity ownership culture could cause instability within our existing investment teams and negatively impact our ability to retain key personnel. In addition, changes to our management structure, corporate culture and corporate governance arrangements could negatively impact our ability to retain key personnel.

We rely on third parties to provide products or services for the operation of our business, and a failure or inability by such parties to provide these products or services could materially adversely affect our business.

We have determined, based on an evaluation of various factors, that it is more efficient to use third parties for certain functions and services. As a result, we have contracted with a limited number of third parties to provide critical operational support, such as middle‑ and back‑office functions, information technology services and various fund administration and accounting roles, and the funds contract with third parties in custody and transfer agent roles. Our third parties with which we do business may also be sources of cybersecurity or other technological risks. While we engage in certain actions to reduce the exposure, such as collaborating to develop secure transmission capabilities, performing onsite security control assessments and limiting third party access to the least privileged level necessary to perform job functions, our business would be disrupted if key service providers fail or become unable to continue to perform those services or fail to protect against or respond to cyber-attacks, data breaches or other incidents. Moreover, to the extent our third‑party providers increase their pricing, our financial performance will be negatively impacted. In addition, upon termination of a third‑party contract, we may encounter difficulties in replacing the third‑party on favorable terms, transitioning services to another vendor, or in assuming those responsibilities ourselves, which may have a material adverse effect on our business.

Operational risks may disrupt our business, result in losses or limit our growth.

We are heavily dependent on the capacity and reliability of the communications, information and technology systems supporting our operations, whether developed, owned and operated by us or by third parties. We also rely on manual workflows and a variety of manual user controls. Operational risks such as trading or other operational errors or interruption of our financial, accounting, trading, compliance and other data processing systems, whether caused by human error, fire, other natural disaster or pandemic, power or telecommunications failure, cyber‑attack or viruses, act of terrorism or war or otherwise, could result in a disruption of our business, liability to clients, regulatory intervention or reputational damage, and thus materially adversely affect our business. The potential for some types of operational risks, including, for example, trading errors, may be increased in periods of increased volatility, which can magnify the cost of an error. Insurance and other safeguards might not be available or might only partially reimburse us for our losses.

Although we have backup systems in place, our backup procedures and capabilities in the event of a failure or interruption may not be adequate. As our client base, number and complexity of strategies and client relationships increase, developing and maintaining our operational systems and infrastructure may become increasingly challenging.

We may also suffer losses due to employee negligence, fraud or misconduct. Non‑compliance with policies, employee misconduct, negligence or fraud could result in legal liability, regulatory sanctions and serious reputational or financial harm. In recent years, a number of multinational financial institutions have suffered material losses due to the actions of “rogue traders” or other employees. It is not always possible to deter or detect employee misconduct and the precautions we take to prevent and detect this activity may not always be effective. Employee misconduct could have a material adverse effect on our business.

The significant growth we have experienced over the past few years may be difficult to sustain and our growth strategy is dependent in part upon our ability to make and successfully integrate new strategic acquisitions.

Our AUM has increased from $17.9 billion following our 2013 management‑led buyout with Crestview GP from KeyCorp to $52.8 billion as of December 31, 2018, primarily as a result of acquisitions. The absolute measure of our AUM represents a significant rate of growth that may be difficult to sustain. The continued long‑term growth of our business will depend on, among other things, successfully making new acquisitions, retaining key investment professionals, maintaining existing strategies and selectively developing new, value‑added strategies. There is no certainty that we will be able to identify suitable candidates for acquisition at prices and terms we consider attractive, consummate any such acquisition on acceptable terms, have sufficient resources to complete an identified acquisition or that our strategy for pursuing acquisitions will be effective. In addition, any acquisition can involve a number of risks, including the existence of known, unknown or contingent liabilities. An acquisition may impose additional demands on our staff that could strain our operational resources and require expenditure of substantial legal, investment banking and accounting fees. We may be required to issue additional shares of common stock or spend significant cash to consummate an acquisition, resulting in dilution of ownership or additional debt leverage, or spend additional time and money on facilitating the acquisition that otherwise would be spent on the development and expansion of our existing business.

We may not be able to successfully manage the process of integrating an acquired company’s people and other applicable assets to extract the value and synergies projected to be realized in connection with the acquisition. The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or more of our combined businesses and the possible loss of key personnel and AUM. The diversion of management’s attention and any delays or difficulties encountered in connection with acquisitions and the integration of an acquired company’s operations could have an adverse effect on our business.

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

A majority of our existing AUM is managed in long‑only equity investments. We have also historically derived a substantial portion of our revenues from fees on investments in small‑ and mid‑cap equities and substantially all of our revenues from U.S. clients.

As of December 31, 2018, approximately 85% of our AUM was invested in U.S. and international equity. Under market conditions in which there is a general decline in the value of equity securities, the AUM in each of our equity strategies is likely to decline. Unlike some of our competitors, we do not currently offer strategies that invest in privately held companies or take short positions in equity securities, which could offset some of the poor performance of our long‑only equity strategies under such market conditions. Even if our investment performance remains strong during such market conditions relative to other long‑only equity strategies, investors may choose to withdraw assets from our management or allocate a larger portion of their assets to non‑long‑only or non‑equity strategies. In addition, the prices of equity securities may fluctuate more widely than the prices of other types of securities, making the level of our AUM and related revenues more volatile.

As of December 31, 2018, approximately 62% of our total AUM was concentrated in small‑ and mid‑cap equities. As a result, a substantial portion of our operating results depends upon the performance of those investments, and our ability to retain client assets in those investments. If a significant portion of the investors in such investments decided to withdraw their assets or terminate their investment advisory agreements for any reason, including poor investment performance or adverse market conditions, our revenues from those investments would decline, which would have a material adverse effect on our earnings and financial condition.

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

We seek to add new investment teams that invest in a way that is consistent with our philosophy of offering high value‑added strategies. We also look to offer new strategies managed by our existing teams. We expect the costs associated with establishing a new team and/or strategy initially to exceed the revenues generated, which will likely negatively impact our results of operations. If new strategies, whether managed by a new team or by an existing team, invest in instruments, or present operational issues and risks, with which we have little or no experience, it could strain our resources and increase the likelihood of an error or failure. See “Risk Factors-Risks Relating to the USAA AMCO Acquisition and the Harvest Acquisition.”

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

The ability of our investment teams to deliver strong investment performance depends in large part on their ability to identify appropriate investment opportunities in which to invest client assets. If the investment team for any of our strategies is unable to identify sufficient appropriate investment opportunities for existing and new client assets on a timely basis, the investment performance of the strategy could be adversely affected. In addition, if we determine that sufficient investment opportunities are not available for a strategy, we may choose to limit the growth of the strategy by limiting the rate at which we accept additional client assets for management under the strategy, closing the strategy to all or substantially all new investors or otherwise taking action to limit the flow of assets into the strategy. If we misjudge the point at which it would be optimal to limit access to or close a strategy, the investment performance of the strategy could be negatively impacted. The risk that sufficient appropriate investment opportunities may be unavailable is influenced by a number of factors, including general market conditions, but is particularly acute with respect to our strategies that focus on small‑ and mid‑cap equities, and is likely to increase as our AUM increases, particularly if these increases occur very rapidly. By limiting the growth of strategies, we may be managing the business in a manner that reduces the total amount of our AUM and our investment management fees over the short term.

An assignment could result in termination of our investment advisory agreements to manage SEC‑registered funds and could trigger consent requirements in our other investment advisory agreements.

Under the 1940 Act, each of the investment advisory agreements between registered funds and our subsidiary, VCM, and investment sub‑advisory agreements between the investment adviser to a registered fund and VCM, will terminate automatically in the event of its assignment, as defined in the 1940 Act.

Assignment, as generally defined under the 1940 Act and the Investment Advisers Act of 1940, as amended, or the Advisers Act, includes direct assignments as well as assignments that may be deemed to occur, under certain circumstances, upon the direct or indirect transfer of a “controlling block” of our outstanding voting securities. A transaction is not an assignment under the 1940 Act or the Advisers Act, however, if it does not result in a change of actual control or management of VCM.

Upon the occurrence of such an assignment, VCM could continue to act as adviser or sub‑adviser to any such registered fund only if that fund’s board and shareholders approved a new investment advisory agreement, except in the case of certain of the registered funds that we sub‑advise for which only board approval would be necessary pursuant to a manager‑of‑managers SEC exemptive order. In addition, as required by the Advisers Act, each of the investment advisory agreements for the separate accounts and pooled investment vehicles we manage provides that it may not be assigned, as defined in the Advisers Act, without the consent of the client. If an assignment were to occur, we cannot be certain that we would be able to obtain the necessary approvals from the boards and shareholders of the registered funds we advise or the necessary consents from our separate account or pooled investment vehicle clients.

If an assignment of an investment advisory agreement is deemed to occur, and our clients do not consent to the assignment or enter into a new agreement, our results of operations could be materially and adversely affected.

Reputational harm could result in a loss of AUM and revenues.

The integrity of our brands and reputation is critical to our ability to attract and retain clients, business partners and employees and maintain relationships with consultants. We operate within the highly regulated financial services industry and various potential scenarios could result in harm to our reputation. They include internal operational failures, failure to follow investment or legal guidelines in the management of accounts, intentional or unintentional misrepresentation of our products and services in offering or advertising materials, public relations information, social media or other external communications, employee misconduct or investments in businesses or industries that are controversial to certain special interest groups. Any real or perceived conflict between our and our shareholders’ interests and our clients’ interests, as well as any fraudulent activity or other exposure of client assets or information, may harm our reputation. The negative publicity associated with any of these factors could harm our reputation and adversely impact relationships with existing and potential clients, third‑party distributors, consultants and other business partners and subject us to regulatory sanctions or litigation. Damage to our brands or reputation could negatively impact our standing in the industry and result in loss of business in both the short term and the long term.

Additionally, while we have ultimate control over the business activities of our Franchises, they generally have the autonomy to manage their day‑to‑day operations, and if we fail to intervene in potentially serious matters that may arise, our reputation could be damaged and our results of operations could be materially adversely affected.

Our failure to comply with investment guidelines set by our clients, including the boards of registered funds, and limitations imposed by applicable law, could result in damage awards against us and a loss of AUM, either of which could adversely affect our results of operations or financial condition.

When clients retain us to manage assets on their behalf, they generally specify certain guidelines regarding investment allocation and strategy that we are required to follow in managing their assets. The boards of registered funds we manage generally establish similar guidelines regarding the investment of assets in those funds. We are also required to invest the registered funds’ assets in accordance with limitations under the 1940 Act and applicable provisions of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. Other clients, such as plans subject to the Employee Retirement Income Security Act of 1974, as amended, or ERISA, or non‑U.S. funds, require us to invest their assets in accordance with applicable law. Our failure to comply with any of these guidelines and other limitations could result in losses to clients or investors in a fund which, depending on the circumstances, could result in our obligation to make clients or fund investors whole for such losses. If we believed that the circumstances did not justify a reimbursement, or clients and investors believed the reimbursement we offered was insufficient, they could seek to recover damages from us or could withdraw assets from our management or terminate their investment advisory agreement with us. Any of these events could harm our reputation and materially adversely affect our business.

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

Our techniques for managing operational, legal and reputational risks in client portfolios may not fully mitigate the risk exposure in all economic or market environments, including exposure to risks that we might fail to identify or anticipate. Because our clients invest in our strategies in order to gain exposure to the portfolio securities of the respective strategies, we have not adopted corporate‑level risk management policies to manage market, interest rate or exchange rate risks that could affect the value of our overall AUM.

We provide a broad range of services to the Victory Funds, VictoryShares and sub‑advised mutual funds which may expose us to liability.

We provide a broad range of administrative services to the Victory Funds and VictoryShares, including providing personnel to the Victory Funds and VictoryShares to serve as directors and officers, the preparation or supervision of the preparation of the Victory Funds’ and VictoryShares’ regulatory filings, maintenance of board calendars and preparation or supervision of the preparation of board meeting materials, management of compliance and regulatory matters, provision of shareholder services and communications, accounting services, including the supervision of the activities of the Victory Funds’ and VictoryShares’ accounting services provider in the calculation of the funds’ net asset values, supervision of the preparation of the Victory Funds’ and VictoryShares’ financial statements and coordination of the audits of those financial statements, tax services, including calculation of dividend and distribution amounts and supervision of tax return preparation, supervision of the work of the Victory Funds’ and VictoryShares’ other service providers and VCA acting as a distributor. If we make a mistake in the provision of those services, the Victory Funds or VictoryShares could incur costs for which we might be liable. In addition, if it were determined that the Victory Funds or VictoryShares failed to comply with applicable regulatory requirements as a result of action or failure to act by our employees, we could be responsible for losses suffered or penalties imposed. In addition, we could have penalties imposed on us, be required to pay fines or be subject to private litigation, any of which could decrease our future income or negatively affect our current business or our future growth prospects. Although less extensive than the range of services we provide to the Victory Funds and VictoryShares, we also provide a limited range of services, in addition to investment management services, to sub‑advised mutual funds.

In addition, we from time to time provide information to the funds for which we act as sub‑adviser (or to a person or entity providing administrative services to such a fund), and to UCITS, for which we act as investment manager (or to the promotor of the UCITS or a person or entity providing administrative services to such a UCITS), which is used by those funds or UCITS in their efforts to comply with various regulatory requirements. If we make a mistake in the provision of those services, the sub‑advised fund or UCITS could incur costs for which we might be liable. In addition, if it were determined that the sub‑advised fund or UCITS failed to comply with applicable regulatory requirements as a result of action or failure to act by our employees, we could be responsible for losses suffered or penalties imposed. In addition, we could have penalties imposed on us, be required to pay fines or be subject to private litigation, any of which could decrease our future income or negatively affect our current business or our future growth prospects.

Failure to implement effective information and cyber security policies, procedures and capabilities could disrupt operations and cause financial losses.

Our operations rely on the effectiveness of our information and cyber security policies, procedures and capabilities to provide secure processing, storage and transmission of confidential and other information in our computer systems, software, networks and mobile devices and on the computer systems, software, networks and mobile devices of third parties on which we rely. Although we maintain a system of internal controls designed to provide reasonable assurance that fraudulent activity is either prevented or detected on a timely basis and we take other protective measures and endeavor to modify them as circumstances warrant, our computer systems, software, networks and mobile devices may be vulnerable to cyber‑attacks, sabotage, unauthorized access, computer viruses, worms or other malicious code, and other events that have a security impact. In addition, our interconnectivity with service providers and other third parties may be adversely affected if any of them are subject to a successful cyber-attack or other information security event. While we collaborate with service providers and other third parties to develop secure transmission capabilities and other measures to protect against cyber-attacks, we cannot ensure that we or any third party has all appropriate controls in place to protect the confidentiality of such information.

An externally caused information security incident, such as a hacker attack, virus or worm, or an internally caused issue, such as failure to control access to sensitive systems, could materially interrupt business operations or cause disclosure or modification of sensitive or confidential client or competitive information and could result in material financial loss, loss of competitive position, regulatory actions, breach of clients contracts, reputational harm or legal liability. If one or more of such events occur, it could potentially jeopardize our or our clients’, employees’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our or third‑party computer systems, software, networks and mobile devices, or otherwise cause interruptions or malfunctions in our, our clients’, our counterparties’ or third parties’ operations. As a result, we could experience material financial loss, loss of competitive position, regulatory fines and/or sanctions, breach of client contracts, reputational harm or legal liability, which, in turn, could have an adverse effect on our financial condition and results of operations.

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

Further, recent well-publicized security breaches at other companies have led to enhanced government and regulatory scrutiny of the measures taken by companies to protect against cyber-attacks and data privacy breaches, and have resulted in heightened security requirements, including additional regulatory expectations for oversight of vendors and service providers. For example, in May 2018, the European Union’s new General Data Protection Regulation became effective, and similar regulations are also being considered in other jurisdictions.

Certain of our strategies invest principally in the securities of non‑U.S. companies, which involve foreign currency exchange, tax, political, social and economic uncertainties and risks.

As of December 31, 2018, approximately 9% of our total AUM was invested in strategies that primarily invest in securities of non‑U.S. companies and securities denominated in currencies other than the U.S. dollar. Fluctuations in foreign currency exchange rates could negatively affect the returns of our clients who are invested in these securities. In addition, an increase in the value of the U.S. dollar relative to non‑U.S. currencies is likely to result in a decrease in the U.S. dollar value of our AUM, which, in turn, would likely result in lower revenue and profits.

Investments in non‑U.S. issuers may also be affected by tax positions taken in countries or regions in which we are invested as well as political, social and economic uncertainty. Declining tax revenues may cause governments to assert their ability to tax the local gains and/or income of foreign investors (including our clients), which could adversely affect client interests in investing outside their home markets. Many financial markets are not as developed, or as efficient, as the U.S. financial markets, and, as a result, those markets may have limited liquidity and higher price volatility, and may lack established regulations. Liquidity may also be adversely affected by political or economic events, government policies, and social or civil unrest within a particular country, and our ability to dispose of an investment may also be adversely affected if we increase the size of our investments in smaller non‑U.S. issuers. Non‑U.S. legal and regulatory environments, including financial accounting standards and practices, may also be different, and there may be less publicly available information about such companies. These risks could adversely affect the performance of our strategies that are invested in securities of non‑U.S. issuers and may be particularly acute in the emerging or less developed markets in which we invest. In addition to our Trivalent, Sophus, Expedition Franchises, certain of our other Franchises and Solutions Platform invest in emerging or less developed markets.

The expansion of our business outside of the United States raises tax and regulatory risks, may adversely affect our profit margins and places additional demands on our resources and employees.

We have expanded and intend to continue to expand our distribution efforts into non‑U.S. markets through partnered distribution efforts and product offerings, including Europe, Japan, Singapore and Hong Kong. For example, we organized and serve as investment manager of two Ireland‑domiciled UCITS, the Victory Sophus Emerging Markets UCITS Fund and the Victory Expedition Emerging Markets Small Cap UCITS Fund. Clients outside the United States may be adversely affected by political, social and economic uncertainty in their respective home countries and regions, which could result in a decrease in the net client cash flows that come from such clients. This expansion has required and will continue to require us to incur a number of up‑front expenses, including those associated with obtaining and maintaining regulatory approvals and office space, as well as additional ongoing expenses, including those associated with leases, the employment of additional support staff and regulatory compliance.

Non‑U.S. clients may be less accepting of the U.S. practice of payment for certain research products and services through soft dollars (“soft dollars” are a means of paying brokerage firms for their services through commission revenue, rather than through direct payments) or such practices may not be permissible in certain jurisdictions, which could have the effect of increasing our expenses. In addition, the European Commission adopted several acts under the revised Markets in Financial Instruments Directive (known as “MiFID II”) that prevent the “bundling” of the cost of research together with trading commissions. As a result, clients subject to MiFID II may be unable to use soft dollars to pay for research services in the United Kingdom and in Europe.

Our U.S.‑based employees routinely travel outside the United States as a part of our investment research process or to market our services and may spend extended periods of time in one or more non‑U.S. jurisdictions. Their activities outside the United States on our behalf may raise both tax and regulatory issues. If and to the extent we are incorrect in our analysis of the applicability or impact of non‑U.S. tax or regulatory requirements, we could incur costs or penalties or be the subject of an enforcement or other action. Operating our business in non‑U.S. markets is generally more expensive than in the United States. In addition, costs related to our distribution and marketing efforts in non‑U.S. markets generally have been more expensive than comparable costs in the United States. To the extent that our revenues do not increase to the same degree as our expenses increase in connection with our continuing expansion outside the United States, our profitability could be adversely affected. Expanding our business into non‑U.S. markets may also place significant demands on our existing infrastructure and employees.

We are also subject to a number of laws and regulations governing payments and contributions to political persons or other third parties, including restrictions imposed by the Foreign Corrupt Practices Act, or the FCPA, as well as trade sanctions administered by the Office of Foreign Assets Control, or OFAC, the U.S. Department of Commerce and the U.S. Department of State. Similar laws in non‑U.S. jurisdictions may also impose stricter or more onerous requirements and implementing them may disrupt our business or cause us to incur significantly more costs to comply with those laws. Different laws may also contain conflicting provisions, making compliance with all laws more difficult. Any determination that we have violated the FCPA or other applicable anti‑corruption laws or sanctions could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects, financial condition, results of operations or the market value of our Class A common stock. While we have developed and implemented policies and procedures designed to ensure strict compliance by us and our personnel with the FCPA and other anti‑corruption laws or sanctions in jurisdictions in which we operate, such policies and procedures may not be effective in all instances to prevent violations.

Following the June 2016 vote to exit the EU, the United Kingdom (“UK”) served notice under Article 50 of the Treaty of European Union on March 29, 2017 to initiate the two-year long process of exiting from the EU, commonly referred to as “Brexit”. There is substantial uncertainty surrounding the terms upon which the UK will ultimately exit the EU. As a result, the UK’s relationship with the EU, as well as whether an agreement will be reached by the March 29, 2019 exit deadline, remains unclear. Moreover, the passage of time without a resolution in place may have adverse effects on the United Kingdom, European and worldwide economy and market conditions and contribute to currency exchange fluctuations. Although we do not currently expect Brexit to have a major impact on our business, any negative impact to overall investor confidence or instability in the global macroeconomic environment could have an adverse economic impact on our results of operations.

Our substantial indebtedness may expose us to material risks.

As of December 31, 2018, we had $280.0 million of outstanding term loans under the Existing Credit Agreement. Our substantial indebtedness may make it more difficult for us to withstand or respond to adverse or changing business, regulatory and economic conditions or to take advantage of new business opportunities or make necessary capital expenditures. In addition, the Existing Credit Agreement contains financial and operating covenants that may limit our ability to conduct our business. While we are currently in compliance in all material respects with the financial and operating covenants under the Existing Credit Agreement, we cannot assure that at all times in the future we will satisfy all such financial and operating covenants (or any such covenants applicable at the time) or obtain any required waiver or amendment, in which event all outstanding indebtedness could become immediately due and payable. This could result in a substantial reduction in our liquidity and could challenge our ability to meet future cash needs of the business.

To the extent we service our debt from our cash flow, such cash will not be available for our operations or other purposes. Because of our significant debt service obligations, the portion of our cash flow used to service those obligations could be substantial if our revenues decline, whether because of market declines or for other reasons. Any substantial decrease in net operating cash flows or any substantial increase in expenses could make it difficult for us to meet our debt service requirements or force us to modify our operations. Our ability to repay the principal amount of any outstanding loans under the Existing Credit Agreement, to refinance our debt or to obtain additional financing through debt or the sale of additional equity securities will depend on our performance, as well as financial, business and other general economic factors affecting the credit and equity markets generally or our business in particular, many of which are beyond our control. Any such alternatives may not be available to us on satisfactory terms or at all. See “Risk Factors-Risks Relating to the USAA AMCO Acquisition and the Harvest Acquisition.”

Potential impairment of goodwill and intangible assets could reduce our assets.

As of December 31, 2018, our goodwill and intangible assets totaled $671.8 million. The value of these assets may not be realized for a variety of reasons, including, but not limited to, significant redemptions, loss of clients, damage to brand name and unfavorable economic conditions. In accordance with the guidance under Financial Accounting Standards Board, or FASB, ASC 350‑20 “Intangibles—Goodwill and Other,” we review the carrying value of goodwill and intangible assets not subject to amortization on an annual basis, or more frequently if indications exist suggesting that the fair value of our intangible assets may be below their carrying value. Determining goodwill and intangible assets, and evaluating them for impairment, requires significant management estimates and judgment, including estimating value and assessing useful life in connection with the allocation of purchase price in the acquisition creating them. We evaluate the value of intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Should such reviews indicate impairment, a reduction of the carrying value of the intangible asset could occur, resulting in a charge that may, in turn, adversely affect our AUM, results of operations and financial condition.

Disruption to the operations of third parties whose functions are integral to our ETF platform may adversely affect the prices at which VictoryShares trade, particularly during periods of market volatility.

Shares of ETFs, such as VictoryShares, trade on stock exchanges at prices at, above or below the ETF’s most recent net asset value. While ETFs utilize a creation/redemption feature and arbitrage mechanism designed to make it more likely that the ETF’s shares normally will trade at prices close to the ETF’s net asset value, exchange prices may deviate significantly from the ETF’s net asset value. ETF market prices are subject to numerous potential risks, including trading halts invoked by a stock exchange, inability or unwillingness of market makers, authorized participants, settlement systems or other market participants to perform functions necessary for an ETF’s arbitrage mechanism to function effectively, or significant market volatility. If market events lead to incidences where ETFs trade at prices that deviate significantly from an ETF’s net asset value, or trading halts are invoked by the relevant stock exchange or market, investors may lose confidence in ETF products and redeem their holdings, which may cause our AUM, revenue and earnings to decline.

If we were deemed an investment company required to register under the 1940 Act, we would become subject to burdensome regulatory requirements and our business activities could be restricted.

Generally, a company is an “investment company” required to register under the 1940 Act if, absent an applicable exception or exemption, it (i) is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities; or (ii) engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis.

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

Certain passive products and asset classes, such as index and certain types of ETFs, are becoming increasingly popular with investors, including institutional investors. In recent years, across the investment management industry, passive products have experienced inflows and traditional actively managed products have experienced outflows, in each case, in the aggregate. In order to maintain appropriate fee levels in a competitive environment, we must be able to continue to provide clients with investment products and services that are viewed as appropriate in relation to the fees charged, which may require us to demonstrate that our strategies can outperform such passive products. If our clients, including our funds’ boards, were to view our fees as being high relative to the market or the returns provided by our investment products, we may choose to reduce our fee levels or existing clients may withdraw their assets in order to invest in passive products, and we may be unable to attract additional commitments from existing and new clients, which would lead to a decline in our AUM and market share. To the extent we offer such passive products, we may not be able to compete with other firms offering similar products.

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

Investment management firms are subject to extensive regulation in the United States, primarily at the federal level, including regulation by the SEC under the 1940 Act and the Advisers Act, by the U.S. Department of Labor, or the DOL, under ERISA, by the Commodity Futures Trading Commission, or the CFTC, by the National Futures Association, or NFA, under the Commodity Exchange Act, and by the Financial Industry Regulatory Authority, Inc., or FINRA. The U.S. mutual funds and ETFs we manage are registered with and regulated by the SEC as investment companies under the 1940 Act. The Advisers Act imposes numerous obligations on investment advisers, including recordkeeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities. The 1940 Act imposes similar obligations, as well as additional detailed operational requirements, on registered funds, which must be adhered to by their investment advisers. We have also expanded our distribution effort into non‑U.S. markets through partnered distribution efforts and product offerings, including Europe, Japan, Singapore and Hong Kong. In the future, we may further expand our business outside of the United States in such a way or to such an extent that we may be required to register with additional foreign regulatory agencies or otherwise comply with additional non‑U.S. laws and regulations that do not currently apply to us and with respect to which we do not have compliance experience. Our lack of experience in complying with any such non‑U.S. laws and regulations may increase our risk of being subject to regulatory actions and becoming party to litigation in such non‑U.S. jurisdictions, which could be more expensive. Moreover, being subject to regulation in multiple jurisdictions may increase the cost, complexity and time required for engaging in transactions that require regulatory approval.

Accordingly, we face the risk of significant intervention by regulatory authorities, including extended investigation and surveillance activity, adoption of costly or restrictive new regulations and judicial or administrative proceedings that may result in substantial penalties. Among other things, we could be fined, lose our licenses or be prohibited or limited from engaging in some of our business activities or corporate transactions. The requirements imposed by our regulators are designed to ensure the integrity of the financial markets and to protect clients and other third parties who deal with us, and are not designed to protect our shareholders. Consequently, these regulations often serve to limit our activities, including through net capital, client protection and market conduct requirements.

The regulatory environment in which we operate is subject to continual change and regulatory developments designed to increase oversight may materially adversely affect our business.

We operate in a legislative and regulatory environment that is subject to continual change, the nature of which we cannot predict. We may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. or non‑U.S. governmental regulatory authorities or self‑regulatory organizations that supervise the financial markets. The SEC and its staff are currently engaged in various initiatives and reviews that seek to improve and modernize the regulatory structure governing the asset management industry, and registered investment companies in particular. In so doing, it has adopted rules that include (i) new monthly and annual reporting requirements for certain U.S. registered funds; (ii) enhanced reporting regimes for investment advisers; and (iii) implementing liquidity risk management programs for ETFs and open-end funds. These rules, many of which are currently in an implementation period, will increase our public reporting and disclosure requirements, which could be costly and may impede the Company’s growth. In addition, in June 2018, the SEC issued a proposed rule under the Investment Company Act of 1940 (the “Investment Company Act’) known as the “ETF Rule”. The ETF Rule is intended to establish a clear and consistent framework that, if adopted, would allow most types of ETFs operating under the Investment Company Act to come to market without applying for individual exemptive orders.

The requirements imposed by our regulators (including both U.S. and non‑U.S. regulators) are designed to ensure the integrity of the financial markets and to protect clients and other third parties who deal with us, and are not designed to protect our shareholders. Consequently, these regulations often serve to limit our activities and/or increase our costs, including through client protection and market conduct requirements. New laws or regulations, or changes in the enforcement of existing laws or regulations, applicable to us and our clients may adversely affect our business. Our ability to function in this environment will depend on our ability to constantly monitor and promptly react to legislative and regulatory changes. There have been a number of highly publicized regulatory inquiries that have focused on the investment management industry. These inquiries already have resulted in increased scrutiny of the industry and new rules and regulations for mutual funds and investment managers. This regulatory scrutiny may limit our ability to engage in certain activities that might be beneficial to our shareholders.

We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self‑regulatory organizations, as well as by courts. It is impossible to determine the extent of the impact of any new U.S. or non‑U.S. laws, regulations or initiatives that may be proposed, or whether any of the proposals will become law. Compliance with any new laws or regulations could be more difficult and expensive and affect the manner in which we conduct business. See “Regulatory Environment and Compliance.”

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
•

certain investors may prefer to invest with an investment manager that is not publicly traded based on the perception that a publicly traded asset manager may focus on the manager’s own growth to the detriment of investment performance for clients;

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

Risks Relating to Our Capital Structure

A relatively large percentage of our common stock is concentrated with a small number of shareholders, which could increase the volatility in our stock trading and affect our share price.

A large percentage of our common stock is held by a limited number of shareholders. If our larger shareholders decide to liquidate their positions, it could cause significant fluctuation in the share price of our common stock. Public companies with a relatively concentrated level of institutional shareholders, such as we have, often have difficulty generating trading volume in their stock, which may increase the volatility in the price of our common stock.

The market price of our Class A common stock is likely to be volatile and could decline.

The stock market in general has been highly volatile. As a result, the market price and trading volume for our Class A common stock may also be highly volatile, and investors in our Class A common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. Factors that could cause the market price of our Class A common stock to fluctuate significantly include:

•	our operating and financial performance and prospects and the performance of other similar companies;
•	our quarterly or annual earnings or those of other companies in our industry;
•	conditions that impact demand for our products and services;
•	the public’s reaction to our press releases, financial guidance and other public announcements, and filings with the SEC;
•	changes in earnings estimates or recommendations by securities or research analysts who track our Class A common stock;
•	market and industry perception of our level of success in pursuing our growth strategy;
•	strategic actions by us or our competitors, such as acquisitions or restructurings;
•	changes in government and other regulations;
•	changes in accounting standards, policies, guidance, interpretations or principles;
•	departure of key personnel;
•	the number of shares publicly traded;
•

investor scrutiny of our dual‑class structure, including new rules adopted by certain index providers, such as S&P Dow Jones and FTSE Russell, that limit or preclude inclusion of companies with multiple‑class capital structure in certain indices;

•	sales of common stock by us, our investors or members of our management team; and
•

changes in general market, economic and political conditions in the U.S. and global economies or financial markets, including those resulting from natural disasters, telecommunications failures, cyber‑attacks, civil unrest in various parts of the world, acts of war, terrorist attacks or other catastrophic events.

Any of these factors may result in large and sudden changes in the trading volume and market price of our Class A common stock.

Following periods of volatility in the market price of a company’s securities, shareholders often file securities class‑action lawsuits against such company. Our involvement in a class‑action lawsuit could divert our senior management’s attention and, if adversely determined, could have a material and adverse effect on our business, financial condition and results of operations.

The dual class structure of our common stock has the effect of concentrating voting control with those shareholders who hold our Class B common stock.

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. Our Employee Shareholders Committee, Crestview GP, Reverence Capital, our directors and executive officers and each of and their respective affiliates, hold in the aggregate 98.8% of the total voting power of our outstanding common stock and the unvested restricted stock as of December 31, 2018. Because of the ten‑to‑one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the voting power of our common stock and therefore will be able to control all matters submitted to our shareholders for approval. Our Class B common stock will be converted into shares of Class A common stock, which conversion will occur automatically, in the case of each share of Class B common stock, upon transfers (subject to limited exceptions, such as certain transfers effected for estate planning purposes), a termination of employment by an employee shareholder or upon the date the number of shares of Class B common stock then outstanding (including unvested restricted shares) is less than 10% of the aggregate number of shares of Class A common stock and Class B common stock then outstanding (including unvested restricted shares). We may issue additional shares of our Class B common stock in the future, including in connection with acquisitions or equity grants to employees.

The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term, including the holders of newly issued shares of Class B common stock and the holders of Class B common stock subject to the Employee Shareholders’ Agreement, whose shares will be voted by the Employee Shareholders Committee.

Crestview GP controls us and its interests may conflict with ours or other shareholders’ in the future.

Crestview GP does not hold any of our Class A common stock, but beneficially owns 52.2% of our common stock through its beneficial ownership of our Class B common stock and 64.6% of the total voting power of our outstanding common stock and unvested restricted stock as of December 31, 2018. As a result, Crestview GP has the ability to elect a majority of the members of our board of directors and thereby control our policies and operations, including the appointment of management, future issuances of our common stock or other securities, the payment of dividends, if any, on our common stock (including the Class A common stock), the incurrence of debt by us, amendments to our amended and restated certificate of incorporation and amended and restated bylaws, and the entering into of extraordinary transactions. Crestview GP will also be able to determine the outcome of all matters requiring shareholder approval and will be able to cause or prevent a change in control of us or a change in the composition of our board of directors and could preclude any acquisition of us. This concentration of voting control could deprive other shareholders of an opportunity to receive a premium for shares of their Class A common stock as part of a sale of us and ultimately might affect the market price of our Class A common stock. Further, the interests of Crestview GP may not in all cases be aligned with other shareholders’ interests.

In addition, Crestview GP may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to other shareholders. For example, Crestview GP could cause us to make acquisitions that increase our indebtedness or cause us to sell revenue‑generating assets. Crestview GP is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Our amended and restated certificate of incorporation provides that none of Crestview GP or Reverence Capital or any of their respective affiliates will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. Crestview GP or Reverence Capital also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us, which could have an adverse effect on our growth prospects.

Future sales of shares by shareholders could cause our stock price to decline.

Sales of substantial amounts of our Class A common stock in the public market, or the perception that these sales could occur, could cause the market price of our Class A common stock to decline. As of February 28, 2019, 14,555,975 shares of our Class A common stock and 52,940,026 shares of our Class B common stock, which are convertible, at the option of the holder, into an equal number of shares of Class A common stock, are outstanding. Of these shares, all of the shares of Class A common stock is freely tradable without restriction under the Securities Act, unless purchased by our “affiliates,” as that term is defined in Rule 144 under the Securities Act. The 52,940,026 shares of our Class B common stock held by Crestview GP, Reverence Capital, our directors and officers and other existing shareholders, are “restricted securities” within the meaning of Rule 144 under the Securities Act. Restricted securities may be sold in the public market only if they are registered under the Securities Act or are sold pursuant to an exemption from registration under Rule 144 or Rule 701 under the Securities Act.

In the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisition or employee arrangement, or in certain other circumstances. Any of these issuances could result in substantial dilution to our existing shareholders and could cause the trading price of our Class A common stock to decline.

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

We are an “emerging growth company,” and any decision on our part to comply with certain reduced disclosure requirements applicable to emerging growth companies could make our Class A common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, enacted in April 2012, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies, including, but not limited to, reduced disclosure obligations regarding executive compensation (including Chief Executive Officer pay ratio disclosure) in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies.

We may take advantage of these exemptions until such time that we are no longer an emerging growth company. Accordingly, the information contained herein may be different than the information provided by other public companies. We could remain an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues are at least $1.07 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b‑2 under the Exchange Act, which would occur if, among other things, the market value of our common equity securities held by non‑affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in nonconvertible debt securities during the preceding three‑year period.

We cannot predict whether investors will find our Class A common stock less attractive if we choose to rely on one or more of the exemptions described above. If investors find our Class A common stock less attractive as a result of any decisions to reduce future disclosure, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.

The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business, particularly after we are no longer an “emerging growth company.”

Prior to February 2018, we operated as a private company and had not been subject to the same financial and other reporting and corporate governance requirements of a public company. As a public company, we are now required to file annual, quarterly and other reports with the SEC. We need to prepare and timely file financial statements that comply with SEC reporting requirements. We also are subject to other reporting and corporate governance requirements under the listing standards of NASDAQ and the Sarbanes‑Oxley Act, which impose significant compliance costs and obligations upon us. Being a public company requires a significant commitment of additional resources and management oversight, which add to operating costs. These changes place significant additional demands on our finance and accounting staff, which may not have prior public company experience or experience working for a newly public company, and on our financial accounting and information systems, and we may need to, in the future, hire additional accounting and financial staff with appropriate public company reporting experience and technical accounting knowledge. Other expenses associated with being a public company include increases in auditing, accounting and legal fees and expenses, investor relations expenses, increased directors’ fees and director and officer liability insurance costs, registrar and transfer agent fees and listing fees, as well as other expenses. As a public company, we are required, among other things, to:

•	prepare and file periodic reports, and distribute other shareholder communications, in compliance with the federal securities laws and the NASDAQ rules;
•	define and expand the roles and the duties of our board of directors and its committees;
•	institute more comprehensive compliance, investor relations and internal audit functions; and
•	evaluate and maintain our system of internal control over financial reporting, and report on management’s assessment thereof, in compliance with rules and regulations of the SEC and the PCAOB.

In particular, the Sarbanes‑Oxley Act requires us to document and test the effectiveness of our internal control over financial reporting in accordance with an established internal control framework, and to report on our conclusions as to the effectiveness of our internal controls. Currently we choose to utilize the exemption pursuant to Section 404(b) of the Sarbanes-Oxley Act for “emerging growth companies” whereby our independent registered public accounting firm is not required to provide an attestation report on the effectiveness of our internal control over financial reporting. As described in the previous risk factor, we could potentially qualify as an emerging growth company until December 31, 2023. In addition, we are required under the Exchange Act to maintain disclosure controls and procedures and internal control over financial reporting. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal control over financial reporting, investors could lose confidence in the reliability of our financial statements. This could result in a decrease in the value of our Class A common stock. Failure to comply with the Sarbanes‑Oxley Act could potentially subject us to sanctions or investigations by the SEC or other regulatory authorities.

Failure to maintain effective internal control over financial reporting could have a material adverse effect on our business, operating results and stock price.

Section 404 of the Sarbanes-Oxley Act and related SEC rules require that we perform an annual management assessment of the design and effectiveness of our internal control over financial reporting. Our assessment concluded that our internal control over financial reporting was effective as of December 31, 2018; however, there can be no assurance that we will be able to maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time in future periods. Accordingly, we cannot assure that we will be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal control is necessary for us to produce reliable financial reports and is important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our Class A common stock could drop significantly.

We do not currently intend to pay regular cash dividends on our common stock.

We have no current plans to declare and pay any cash dividends. We currently intend to retain all our future earnings, if any, to fund our growth. Therefore, the success of an investment in our Class A common stock will depend upon any future appreciation in its value. There is no guarantee that our Class A common stock will appreciate in value or even maintain the price at which our shareholders have purchased their shares.

Future offerings of debt or equity securities may rank senior to our Class A common stock.

If we decide to issue debt securities in the future, which would rank senior to shares of our common stock, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. We and, indirectly, our shareholders will bear the cost of issuing and servicing such securities. We may also issue preferred equity, which will have superior rights relative to our common stock, including with respect to voting and liquidation.

Furthermore, if our future access to public markets is limited or our performance decreases, we may need to carry out a private placement or public offering of our Class A common stock at a lower price than the price at which investors purchased their shares.

Because our decision to issue debt, preferred or other equity or equity‑linked securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our Class A common stock will bear the risk of our future offerings reducing the market price of our Class A common stock and diluting the value of their shareholdings in us.

We are a “controlled company” within the meaning of the rules of NASDAQ, and, as a result, we will qualify for, and intend to rely on, exemptions from certain corporate governance requirements.

Crestview GP controls a majority of the voting power of our common stock. As a result, we are a “controlled company” under NASDAQ’s corporate governance listing standards. As a controlled company, we are exempt from the obligation to comply with certain corporate governance requirements, including the requirements:

•	that a majority of our board of directors consist of independent directors, as defined under the rules of NASDAQ;
•	that we have a corporate governance and nominating committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•	that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We do not intend to take advantage of these exemptions once Crestview GP no longer controls a majority of our voting power. These exemptions do not modify the independence requirements for our audit committee.

Provisions in our charter documents could discourage a takeover that shareholders may consider favorable.

Certain provisions in our governing documents could make a merger, tender offer or proxy contest involving us difficult, even if such events would be beneficial to the interests of our shareholders. Among other things, these provisions:

•	permit our board of directors to establish the number of directors and fill any vacancies and newly created directorships;
•	authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a shareholder rights plan;
•	provide that our board of directors is expressly authorized to amend or repeal any provision of our bylaws;
•	restrict the forum for certain litigation against us to Delaware;
•	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by shareholders at annual shareholder meetings;
•

provide for a dual‑class common stock structure pursuant to which holders of our Class B common stock will have ten votes per share compared to the one vote per share of our Class A common stock and thereby will have the ability to control the outcome of matters requiring shareholder approval;

•	establish a classified board of directors with three classes of directors and the removal of directors only for cause;
•

require that actions to be taken by our shareholders be taken only at an annual or special meeting of our shareholders, and not by written consent, once Crestview GP owns 50% or less of the voting power of our outstanding capital stock;

•	establish certain limitations on convening special shareholder meetings; and
•	restrict business combinations with interested shareholders.

These provisions may delay or prevent attempts by our shareholders to replace members of our management by making it more difficult for shareholders to replace members of our board of directors, which is responsible for appointing the members of our management. Anti‑takeover provisions could depress the price of our Class A common stock by acting to delay or prevent a change in control of us.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws or any action asserting a claim against us that is governed by the internal affairs doctrine. This choice of forum provision may limit a shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees and may discourage these types of lawsuits.

Risks Relating to the USAA AMCO Acquisition and the Harvest Acquisition

In the third quarter of 2018, the Company entered into the Harvest Purchase Agreement and the Harvest Commitment Letter. Subsequently, in the fourth quarter of 2018, the Company entered into the USAA Stock Purchase Agreement and the USAA AMCO Credit Facilities Commitment Letter related to the USAA AMCO Acquisition (together with the Harvest Acquisition, the “Acquisitions”, and each an “Acquisition”). See Notes 3 and 10 to the audited consolidated financial statements. Risk factors related to each of the Acquisitions are discussed below.

Risks and uncertainties associated with the Acquisitions may adversely affect our business, financial performance and stock price.

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

Harvest Purchase Agreement

On September 21, 2018, the Company entered into the Harvest Purchase Agreement, whereby the Company has agreed to purchase 100% of the equity interests of Harvest. The completion of the Harvest Acquisition is subject to a number of closing conditions, including (1) the receipt of consents representing revenues of at least 80% of a baseline revenue amount, (2) the expiration or termination of the applicable waiting period under the HSR Act, which termination was received on November 6, 2018, (3) the absence of any material adverse effect (as defined in the Harvest Purchase Agreement) on the business of Harvest and its subsidiaries or the business of the Company, (4) the two Harvest principals not having resigned (or given notice of resignation) and each performing his respective duties under certain employment documentation and (5) other customary closing conditions. In addition, either Harvest or we may terminate the Harvest Purchase Agreement if the Harvest Acquisition has not been completed by June 11, 2019.

USAA Stock Purchase Agreement

On November 6, 2018, the Company entered into the USAA Stock Purchase Agreement, whereby the Company agreed to purchase 100% of the outstanding common stock of the USAA Acquired Companies. The completion of the USAA AMCO Acquisition is subject to a number of closing conditions, including (1) the receipt of consents representing revenues of at least 75% of the run rate threshold, (2) the expiration or termination of the applicable waiting period under the HSR Act, which termination was received on December 3, 2018, (3) the absence of any material adverse effect (as defined in the USAA Stock Purchase Agreement) on the business of the USAA Acquired Companies and (4) other customary closing conditions. In addition, either USAA Capital Corporation, parent of the USAA Acquired Companies, or we may terminate the USAA Stock Purchase Agreement if the USAA AMCO Acquisition has not been completed by August 3, 2019.

If either Acquisition is not completed on a timely basis or at all, our ongoing business may be adversely affected. Additionally, in the event either Acquisition is not completed, the Company will be subject to a number of risks without realizing any of the benefits of having completed either Acquisition, including the following:

•	We will be required to pay our costs relating to the Acquisition(s), such as legal, accounting and financial advisory fees;
•	We could be exposed to increased litigation;
•	Time and resources committed by our management to matters relating to the Acquisitions could otherwise have been devoted to pursuing other beneficial opportunities; and
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

Withdrawal of clients and loss of AUM resulting from uncertainty concerning the Harvest Acquisition

The Harvest Acquisition will happen only if stated conditions are met, including, among others, the receipt of a baseline level of required consents from the Harvest clients. Many of the conditions are beyond the control of the Company. In addition, both Harvest and the Company have rights to terminate the purchase agreement under various circumstances.

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

Withdrawal of clients and loss of AUM resulting from uncertainty concerning the USAA AMCO Acquisition

Under the U.S. Investment Company Act of 1940, as amended, or the “1940 Act”, the investment advisory agreements between each mutual fund (a “USAA mutual fund”) in the USAA Mutual Funds Trust, an open-end management investment company registered under the 1940 Act, and each ETF (a “USAA ETF”) in the USAA ETF Trust, also an open-end management investment company registered under the 1940 Act, on the one hand, and USAA Asset Management Company, on the other hand, will terminate automatically in the event USAA Asset Management Company undergoes a change of control as recognized under the 1940 Act. Consummation of the USAA AMCO Acquisition will constitute such a change of control. The continuation of the investment advisory relationship by each USAA mutual fund and USAA ETF (either, a “USAA fund”) with either the Company or USAA Asset Management Company following the consummation of the USAA AMCO Acquisition requires the approval of both the board of trustees, which was received on January 15, 2019, and the shareholders of the applicable USAA fund. The continuation of the investment advisory relationship may be through the approval of a new investment advisory agreement between the USAA fund and the Company (or, in the alternative, USAA Asset Management Company) or, in the case of the USAA ETFs, the reorganization of the ETF into a successor ETF organized as a new series of Victory Portfolios II, an existing open-end management investment company, to be advised by the Company. If either the board of trustees or shareholders of a USAA fund do not approve such new investment advisory agreement or reorganization, and the parties to the USAA AMCO Acquisition proceed to close the USAA AMCO Acquisition, then the existing investment advisory agreement between such USAA fund and USAA Asset Management Company will terminate automatically and the board of trustees of such USAA fund may take further action as it deems to be in the best interests of such USAA fund. That may include approval of an interim advisory agreement with the Company or USAA Asset Management Company that would go into effect to permit additional time to solicit the required shareholder approval. The termination of any investment advisory agreement relating to a material portion of assets under management or the redemption of a material portion of assets from the USAA Funds would have an adverse impact on USAA Asset Management Company’s results of operations and financial condition as well as any anticipated benefits from the USAA AMCO Acquisition.

The increase in indebtedness of the Acquisitions may expose us to material risks.

As of December 31, 2018, we had $280.0 million of outstanding term loans under the Existing Credit Agreement. In connection with the Acquisitions, we expect to incur a substantial amount of additional indebtedness. In connection with the USAA AMCO Acquisition, we have obtained the USAA AMCO Credit Facilities Commitment Letter providing for up to $1.395 billion of new indebtedness to refinance all indebtedness outstanding under the Existing Credit Agreement, finance the Acquisitions and pay related fees and expenses. Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. Following the closing of the Acquisitions, the Company, including the combined businesses, may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

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

We are an emerging growth company and, for as long as we continue to be an emerging growth company, we may choose to continue to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 and taking advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. We will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of our IPO, (ii) the first fiscal year after our annual gross revenues are $1.07 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities or (iv) the end of any fiscal year in which the market value of our Class A common stock held by non-affiliates is at least $700 million as of the end of the second quarter of that fiscal year. The USAA AMCO Acquisition, if consummated, is expected to accelerate the timing of when we cease to be an emerging growth company to a period shorter than the fifth anniversary of our IPO. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal control over financial reporting, investors could lose confidence in the reliability of our financial statements. See “Risk Factors-Risks Relating to Our Capital Structure-We are an “emerging growth company,” and any decision on our part to comply with certain reduced disclosure requirements applicable to emerging growth companies could make our Class A common stock less attractive to investors.”

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

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Shares of the Company’s Class A common stock are listed and trade on NASDAQ under the symbol “VCTR”. As of February 28, 2019, there were approximately 14,555,975 shareholders of record of the Company’s Class A common stock and 52,940,026 shareholders of record of the Company’s Class B common stock. These figures do not reflect persons who held shares of Class A common stock in nominee or “street name” accounts through brokers.

Performance Graph

The following graph shows a comparison from February 8, 2018 (the date our Class A common stock commenced trading on NASDAQ) through December 31, 2018 of the cumulative total return of our Class A common stock, the Standard & Poor’s 500 Stock Index (S&P 500 Index) and a peer group comprised of Affiliated Managers Group, Inc., Artisan Partners Asset Management Inc., BrightSphere Investment Group plc, Eaton Vance Corp., Legg Mason, Inc. and Virtus Investment Partners, Inc. The graph assumes that $100 was invested at the market close on February 8, 2018 in our Class A common stock, the S&P 500 Index and the peer group and assumes reinvestment of any dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following table sets out information regarding purchases of equity securities by the Company for the three months ended December 31, 2018.

			Total Number of Shares	Approximate Dollar Value
	Total Number of	Average Price	of Class A Common	That May Yet Be Purchased
	Shares of Class A	Paid Per Share	Stock Purchased as Part of	Under Outstanding
	Common Stock	of Class A	Publicly Announced	Plans or Programs
Period	Purchased	Common Stock	Plans or Programs	(in millions) (1)
October 1-31, 2018	259,693	$8.33	259,693	$9.3
November 1-30, 2018	101,884	9.84	101,884	8.3
December 1-31, 2018	137,001	9.76	137,001	7.0
Total	498,578	$9.03	498,578

(1)

On May 22, 2018, our Board of Directors authorized a $15.0 million share repurchase program which expires on December 31, 2019.  We repurchased 498,578 of Class A common stock under this program through a 10b5-1 trading plan at an average cost of $9.03 during the three months ended December 31, 2018.  As of December 31, 2018, $7.0 million remained available to repurchase shares under this program.  See Note 13 to the audited consolidated financial statements for more information on the share repurchase program.

Dividend Policy

We do not currently pay cash dividends on our common stock. Any future determinations relating to our dividend policies is limited by the terms of our indebtedness and will be made at the discretion of our board of directors, which will depend on conditions then existing, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Recent Sales of Unregistered Securities

On January 1, 2018, the Company granted to its employees options to purchase an aggregate of 357,256 shares of its common stock under its 2013 Plan at an exercise price of $14.27 per share.

On January 1, 2018, the Company granted to its employees an aggregate of 1,678,743 shares of restricted stock under its 2013 Plan.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering, and the registrant believes that transactions were exempt from the registration requirements of the Securities Act of 1933 in reliance on Section 4(2) thereof, and the rules and regulations promulgated thereunder, or Rule 701 thereunder, as transactions by an issuer not involving a public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under such Rule 701. The recipients of securities in such transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in such transactions. If applicable, the recipients of securities were accredited or sophisticated and either received adequate information about the registrant or had access, through relationships with the registrant, to such information.

Item 6. Selected Financial Data

The following tables set forth our historical consolidated financial data as of and for the periods indicated. The selected consolidated financial data for the years ended, and as of, December 31, 2018, 2017, 2016 and 2015 have been derived from our audited consolidated financial statements and the notes thereto included elsewhere in this report. Our historical operating results are not necessarily indicative of future operating results.

The following data should be read together with our consolidated financial statements and the related notes thereto, as well as the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this report.

	Year Ended December 31,
(in thousands, except per share data as noted)	2018	2017	2016	2015
GAAP Statement of Operations Data:
Investment management fees	$352,683	$343,811	$248,482	201,553
Fund administration and distribution fees	60,729	65,818	49,401	39,210
Total revenue	413,412	409,629	297,883	240,763
Income from operations	$114,519	$90,168	$24,485	$33,220
Other income (expense)	(29,608)	(51,710)	(33,556)	(25,998)
Income/(loss) before income taxes	84,911	38,458	(9,071)	7,222
Net income/(loss)	63,704	25,826	(6,071)	3,800
Operating margin	27.7%	22.0%	8.2%	13.8%
Basic earnings (loss) per share	$0.96	$0.47	$(0.12)	$0.08
Diluted earnings (loss) per share	$0.90	$0.43	$(0.12)	$0.08

	Year Ended December 31,
(in thousands)	2018	2017	2016	2015
Balance Sheet Data:
Total assets	$801,511	$792,622	$850,951	$620,389
Total debt(1)	268,857	483,225	418,528	311,898
Total liabilities	345,963	561,439	519,953	370,960
Total equity	455,548	231,183	330,998	249,429

(1)

Balance at December 31, 2018 is shown net of unamortized loan discount and debt issuance costs in the amount of $11.1 million. The gross principal amount of outstanding term loans under the Existing Credit Agreement was $280.0 million.

On July 29, 2016, we acquired RS Investments, an SEC registered investment adviser, and RS Investments’ wholly owned subsidiaries. Our financial results for the year ended December 31, 2016 reflect five months of post‑acquisition RS Investments operations and significant acquisition‑related and restructuring and integration costs related to this transaction.

In the year ended December 31, 2018, we completed our IPO and used the proceeds to refinance the debt. In the years ended December 31, 2017 and 2015, we made special distributions to shareholders and incurred incremental debt to fund these payments. In the year ended December 31, 2016, we incurred incremental debt to partially finance the acquisition of RS Investments. See Note 10 to the audited consolidated financial statements included elsewhere in this report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” and our consolidated financial statements and related notes thereto included elsewhere in this report. In addition to historical information, this discussion contains forward‑looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections entitled “Forward‑Looking Statements” and “Risk Factors.” We are not undertaking any obligation to update any forward‑looking statements or other statements we may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward‑looking statements or other statements were made. Therefore, no reader of this document should rely on these statements being current as of any time other than the date of this report.

Overview

Our Business

We are an investment management firm operating a next generation, integrated multi-boutique model with $52.8 billion in AUM as of December 31, 2018. Our differentiated model features a scalable operating platform that provides centralized distribution, marketing and operations infrastructure to our select group of Franchises and Solutions Platform. Our earnings are primarily driven by asset-based fees charged for services related to the investment strategies we deliver and consist of investment management, fund administration and distribution fees.

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

We sell our products through our centralized distribution model with 88 professionals across both our institutional and retail distribution channels and marketing organization. Our institutional sales team focuses on cultivating relationships with institutional consultants, who account for the majority of the institutional market, as well as asset allocators seeking sub-advisers. Our retail sales team offers intermediary and retirement platform clients, including broker-dealers, retirement platforms and RIA networks, mutual funds and ETFs as well as SMAs through wrap fee programs and access to our investment models through UMAs.

We have grown our AUM from $17.9 billion following the management-led buyout with Crestview GP in August 2013 to $52.8 billion at December 31, 2018. We attribute this growth to our success in sourcing acquisitions and evolving them into organic growers, generating strong investment returns, and developing retail and institutional distribution channels with deep penetration.

Agreement to Acquire Harvest Volatility Management and USAA Asset Management

On September 21, 2018, we entered into an agreement to purchase 100% of the equity interests of Harvest Volatility Management (“Harvest”) for (i) $255 million in cash paid at the closing of the transaction ( the “Harvest Closing”) (ii) 1,565,370 shares of the Company’s Class B common stock, which equated to $15 million based on a volume-weighted average price per share of $9.5824 at September 21, 2018 to be paid at the Harvest Closing, (iii) $30.75 million in Class B common stock, issued in four equal installments at the end of each of the first four quarters following the Harvest Closing, and (iv) contingent earn-out payments based on the net revenue of the Harvest business in calendar years 2021, 2022 and 2023. Harvest is a leader in derivative asset management, specializing in yield enhancement overlay, risk reduction, alternative beta and absolute return strategies. Harvest offers a suite of value-added investment strategies for client portfolios that are designed to provide investors with risk-managed sources of income, absolute return and varying levels of market exposure. The acquisition will expand our Solutions Platform by adding a historically strong organic grower to our platform and will further diversify our AUM into strategies that are managed to be neutral to changing market cycles.

On November 6, 2018, we entered into an agreement to acquire the USAA Acquired Companies and their Mutual Fund and ETF businesses and USAA 529 College Savings Plan for (i) $850 million in cash at the closing of the transaction and (ii) contingent payments based on annual revenue in each of the first four years following the closing. The USAA Acquired Companies have proven expertise in managing fixed income, global multi-asset and equity strategies through both internal investment teams and external subadvisors. The acquisition will diversify our AUM, expand our investment capabilities, increase our size and scale and introduce a new and unique direct-member distribution channel to our existing distribution platform.

The Harvest and USAA Acquired Companies acquisitions are expected to close in the second quarter of 2019 and will be financed through a combination of debt, cash on the balance sheet and, in the case of Harvest, Victory equity. We have committed debt financing for both transactions with Barclays and RBC who have agreed to arrange and syndicate a new seven-year senior secured first lien term loan in an aggregate principal amount of up to $1.395 billion and a new five-year senior secured first lien revolving facility in an aggregate principal amount of up to $100 million. See Note 10 to the audited consolidated financial statements for more information on the debt financing. See Note 3 for more details on the Harvest and USAA Acquired Companies acquisitions. See “Risk Factors – Risks Relating to the USAA AMCO Acquisition and the Harvest Acquisition.”

Highlights for 2018

2018 business and financial highlights included:

•

Our Franchises and Solutions Platform had strong investment performance. As of December 31, 2018, 23 of our mutual funds and ETFs have overall Morningstar ratings of four or five stars and 65% of our fund AUM was rated four or five stars overall by Morningstar. As of December 31, 2018, 57% of our strategies by AUM had investment returns in excess of their respective benchmarks over a one-year period, 68% over a three-year period, 74% over a five-year period and 88% over a ten-year period. On an equal-weighted basis, 59% of our strategies have outperformed their benchmarks over a one-year period, 59% over a three-year period, 63% over a five-year period and 75% over a ten-year period.

•

The industry recognized us for our achievements. For the fourth consecutive year, Victory has been ranked in the top 10 in their AUM category for Institutional Brand Awareness by eVestment. Victory ranked 6th among managers with $50-$100 billion in 2018, 4th among managers with $50-$100 billion in 2017 and 2016 and 1st among managers with $25-$50 billion in 2015.

•	Total revenue for the year ended December 31, 2018 was $413.4 million compared to $409.6 million for the year ended December 31, 2017.
•	Net income was $63.7 million for the year ended December 31, 2018 compared $25.8 million for the year ended December 31, 2017.
•

Adjusted EBITDA was $160.2 million or 38.7% for the year ended December 31, 2018 compared to $149.1 million or 36.4% for the year ended December 31, 2017. See “—Supplemental Non‑GAAP Financial Information” for more information about how we calculate Adjusted EBITDA and a reconciliation of net income to Adjusted EBITDA.

•

Adjusted Net Income was $102.3 million for the year ended December 31, 2018 compared to $62.0 million for the year ended December 31, 2017. See “—Supplemental Non‑GAAP Financial Information” for more information about how we calculate Adjusted Net Income and a reconciliation of net income to Adjusted Net Income.

•

On February 12, 2018, we issued 11,700,000 shares of Class A common stock in the IPO at a price of $13.00 per share for net proceeds of $143.0 million after deducting underwriting discounts. Net proceeds received from the IPO and the Credit Agreement of $143.0 million and $355.9 million, respectively, were used concurrent with the closing of the IPO, together with $0.8 million of cash on hand, to repay the $499.7 million of outstanding term loans under the 2014 Credit Agreement. On March 13, 2018, the Company issued an additional 1,110,860 shares of Class A common stock pursuant to the underwriters’ exercise of their option for net proceeds of $13.5 million after deducting underwriting discounts. The net proceeds from the underwriters’ exercise of their option and operating cash flow were used to pay down $80.0 million of the Existing Credit Agreement in 2018 to bring the balance to $280.0 million at December 31, 2018 resulting in a net debt to Adjusted EBITDA ratio of 1.5x.

•

We entered into agreements to purchase Harvest and the USAA Acquired Companies. We expect these acquisitions will diversify our AUM and investment capabilities, increase our size and scale, introduce a new and unique USAA direct-member channel to our existing distribution platform.

Key Performance Indicators

When we review our performance we focus on the indicators described below:

	Year Ended December 31,
($ in millions)	2018		2017		2016
AUM at period end	$52,763		$61,771		$54,965
Average AUM	61,390		57,823		41,756
Gross flows	14,130		16,929		16,037
Net flows (excluding Diversified)(1)	(2,427)		(853)		2,266
Total revenue	413.4		409.6		297.9
Revenue on average AUM	67	bps	71	bps	71	bps
Net income/(loss)	63.7		25.8		(6.1)
Adjusted EBITDA(2)	160.2		149.1		98.1
Adjusted EBITDA Margin(3)	38.7%		36.4%		32.9%
Adjusted Net Income(2)	102.3		62.0		39.0
Tax benefit of goodwill and acquired intangibles(4)	13.3		19.7		16.8

(1)	Total net flows including Diversified were ($2,427), ($1,471), $875 for the years ended December 31, 2018, 2017 and 2016. See “Business—Our Franchises—Munder Capital Management.”
(2)

Our management uses Adjusted EBITDA and Adjusted Net Income to measure the operating profitability of the business. These measures eliminate the impact of one‑time acquisition, restructuring and integration costs and demonstrate the ongoing operating earnings metrics of the business. These measures are explained in more detail and reconciled to net income/(loss) calculated in accordance with GAAP in “—Supplemental Non‑GAAP Financial Information.”

(3)	Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of total revenue.
(4)

Represents the tax benefits associated with deductions allowed for intangibles and goodwill generated from prior acquisitions in which we received a step‑up in basis for tax purposes. Acquired intangible assets and goodwill may be amortized for tax purposes, generally over a 15‑year period. The tax benefit from amortization on these assets is included to show the full economic benefit of deductions for all acquired intangibles with a step‑up in tax basis. Due to our acquisitive nature, tax deductions allowed on acquired intangible assets and goodwill provide us with a significant supplemental economic benefit. On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was enacted. The Tax Act significantly revised the U.S. corporate income tax law by, among other things, decreasing the federal corporate income tax rate from 35% to 21% effective January 1, 2018. The reduction in the federal corporate income tax rate reduced the tax benefit of goodwill and acquired intangible assets beginning in 2018.

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

Our goal is to establish and maintain a client base that is diversified by Franchise and Solutions, asset class, distribution channel and vehicle. The chart below sets forth our AUM by Franchise and Solutions as of December 31, 2018:

The following table presents our AUM by asset class as of the dates indicated:

	As of December 31,
(in millions)	2018	2017	2016(1)	2015(2)	2014(3)
U.S. Mid Cap Equity	$20,019	$25,185	$20,083	$12,401	$13,887
U.S. Small Cap Equity	12,948	15,308	14,090	6,500	5,882
Fixed Income	6,836	7,551	7,726	5,058	5,338
U.S. Large Cap Equity	3,759	4,789	5,921	5,763	8,906
Global / Non-U.S. Equity	4,610	4,105	3,460	2,114	1,474
Solutions	3,767	3,028	1,575	953	—
Commodity	469	1,419	1,882	—	—
Other	355	386	229	322	450
Total	$52,763	$61,771	$54,965	$33,111	$35,936

(1)	Includes the impact of the RS Acquisition, which closed on July 29, 2016, and increased our AUM by $16.7 billion.

(2)	Includes the impact of the CEMP Acquisition, which closed on April 30, 2015, and increased our AUM by $1.0 billion.
(3)	Includes the impact of the Munder Acquisition, which closed on October 31, 2014, and increased our AUM by $18.1 billion.

The following table summarizes our asset flows by asset class for the periods indicated:

		U.S.		U.S.
	U.S. Mid	Small		Large	Global /
	Cap	Cap	Fixed	Cap	Non-U.S.
(in millions)	Equity	Equity	Income	Equity(1)	Equity	Solutions	Commodity	Other	Total
Year Ended December 31, 2018
Beginning AUM	$25,185	$15,308	$7,551	$4,789	$4,105	$3,028	$1,419	$386	$61,771
Gross client cash inflows	4,530	3,198	1,514	259	2,488	1,713	244	184	14,130
Gross client cash outflows	(7,207)	(3,762)	(2,303)	(848)	(1,003)	(588)	(709)	(137)	(16,557)
Net client cash flows	(2,677)	(564)	(789)	(589)	1,485	1,125	(465)	47	(2,427)
Net transfers	(4)	(4)	7	14	(8)	40	(1)	(52)	(8)
Market appreciation / (depreciation)	(2,485)	(1,792)	67	(455)	(972)	(426)	(484)	(26)	(6,573)
Ending AUM	$20,019	$12,948	$6,836	$3,759	$4,610	$3,767	$469	$355	$52,763
Year Ended December 31, 2017
Beginning AUM	$20,083	$14,090	$7,726	$5,921	$3,460	$1,575	$1,882	$229	$54,965
Gross client cash inflows	8,622	3,613	1,777	230	924	1,342	305	116	16,929
Gross client cash outflows	(7,299)	(4,722)	(2,240)	(1,702)	(1,333)	(213)	(778)	(113)	(18,400)
Net client cash flows	1,323	(1,109)	(462)	(1,472)	(410)	1,129	(473)	3	(1,471)
Net transfers	1	—	(101)	(7)	(18)	(28)	—	57	(95)
Market appreciation / (depreciation)	3,778	2,327	388	347	1,073	352	10	96	8,372
Ending AUM	$25,185	$15,308	$7,551	$4,789	$4,105	$3,028	$1,419	$386	$61,771
Year Ended December 31, 2016
Beginning AUM(2)	$12,396	$6,500	$5,058	$5,763	$2,114	$953	$—	$327	$33,111
Gross client cash inflows	8,965	3,263	1,639	276	1,021	691	169	12	16,037
Gross client cash outflows	(5,898)	(3,341)	(2,400)	(1,962)	(537)	(491)	(500)	(34)	(15,162)
Net client cash flows	3,067	(78)	(761)	(1,686)	484	201	(330)	(22)	875
Net transfers(3)	2,658	5,360	3,323	2,087	852	283	2,110	(87)	16,587
Market appreciation / (depreciation)	1,961	2,307	107	(243)	9	139	102	11	4,393
Ending AUM	$20,083	$14,090	$7,726	$5,921	$3,460	$1,575	$1,882	$229	$54,965

(1)	Includes Diversified. See “Business—Our Franchises—Munder Capital Management.”
(2)	Reflects transfer of $5.0 million in assets from U.S. mid cap equity to Other effective January 1, 2016.
(3)	Includes the impact of the RS Acquisition, which closed on July 29, 2016, and increased our AUM by $16.7 billion.

In connection with the retirement of our two CIOs at Diversified, we made the strategic decision to exit this Franchise and move the remaining AUM into our Munder Franchise, which was completed as of May 15, 2017. The following table presents the impact of Diversified on net client cash flows for the periods indicated. Given this decision, we believe this presentation is a better representation of our business on a going‑forward basis.

	Year Ended December 31,
(in millions)	2018	2017	2016
Net client cash flows—Total Company	$(2,427)	$(1,471)	$875
Net client cash flows—Diversified	—	(618)	(1,391)
Net client cash flows—Total Company excluding Diversified	$(2,427)	$(853)	$2,266

The following table presents our AUM by distribution channel as of the dates indicated:

	As of December 31,
	2018		2017		2016
(in millions)	Amount	% of total	Amount	% of total	Amount	% of total
Institutional	$29,731	56%	$35,695	58%	$30,360	55%
Retail	23,032	44%	26,076	42%	24,605	45%
Total AUM(1)	$52,763	100%	$61,771	100%	$54,965	100%

(1)	The allocation of AUM by distribution channel involves the use of estimates and the exercise of judgment.

The following table summarizes our asset flows by vehicle for the periods indicated:

			Separate
			Accounts and
			Other
(in millions)	Mutual Funds(1)	ETFs	Vehicles(2)	Total
Year Ended December 31, 2018
Beginning AUM	$37,967	$2,250	$21,555	$61,771
Gross client cash inflows	9,629	1,401	3,100	14,130
Gross client cash outflows	(12,781)	(341)	(3,435)	(16,557)
Net client cash flows	(3,152)	1,060	(335)	(2,427)
Net transfers	(11)	—	3	(8)
Market appreciation / (depreciation)	(4,312)	(354)	(1,907)	(6,573)
Ending AUM	$30,492	$2,956	$19,315	$52,763
Year Ended December 31, 2017
Beginning AUM	$33,975	$906	$20,085	$54,965
Gross client cash inflows	11,922	1,111	3,896	16,929
Gross client cash outflows	(13,259)	(20)	(5,121)	(18,400)
Net client cash flows	(1,337)	1,091	(1,225)	(1,471)
Net transfers	(98)	—	3	(95)
Market appreciation / (depreciation)	5,427	253	2,692	8,372
Ending AUM	$37,967	$2,250	$21,555	$61,771
Year Ended December 31, 2016
Beginning AUM	$17,103	$353	$15,655	$33,111
Gross client cash inflows	10,388	536	5,112	16,037
Gross client cash outflows	(9,703)	(61)	(5,397)	(15,162)
Net client cash flows	685	475	(285)	875
Net transfers(3)	13,043	—	3,543	16,587
Market appreciation / (depreciation)	3,144	77	1,171	4,393
Ending AUM	$33,975	$906	$20,085	$54,965

(1)	Includes institutional and retail share classes and Variable Insurance Products or VIP funds.

(2)	Includes collective trust funds, wrap program separate accounts and unified managed accounts or UMAs.
(3)	Includes the impact of the RS Acquisition, which closed on July 29, 2016, and increased our AUM by $16.7 billion.

At December 31, 2018, our total AUM was $52.8 billion, a decrease of $9.0 billion, or 15%, compared to $61.8 billion at December 31, 2017. The change in AUM during the year ended December 31, 2018 reflects net market depreciation of ($6.6) billion and net outflows of ($2.4) billion. The net outflows were primarily a result of ($2.7) billion net outflows of our U.S. mid cap equity strategies, ($0.8) billion of our fixed income strategies, ($0.6) billion of our U.S. large cap equity strategies, ($0.6) billion of our U.S. small cap equity strategies and ($0.5) billion in our commodity strategies, which were partially offset by $1.5 billion of net inflows in our global / non-U.S. equity strategies and $1.1 billion in our Solutions Platform.

At December 31, 2017, our total AUM was $61.8 billion, an increase of $6.8 billion, or 12% compared to $55.0 billion at December 31, 2016. The change in AUM during the year ended December 31, 2017 reflects net market appreciation of $8.4 billion, net outflows of ($1.5) billion and a ($0.1) billion reduction primarily related to mutual fund liquidation. Excluding the impact of outflows from Diversified, net outflows would have been ($0.9) billion for the period. The net outflows were primarily a result of ($1.5) billion net outflows in our U.S. large cap equity strategies, ($1.1) billion in our U.S. small cap equity strategies, ($0.5) billion in our commodity strategies, ($0.4) billion in our global / non‑U.S. equity strategies and ($0.4) billion in our fixed income strategies, which were partially offset by $1.3 billion of net inflows in our U.S. mid cap equity strategies and $1.1 billion in our Solutions Platform.

At December 31, 2016, our total AUM was $55.0 billion, an increase of $21.9 billion, or 66%, compared to $33.1 billion at December 31, 2015. In addition to the RS Acquisition, which accounted for an increase in AUM of $16.7 billion as of the closing on July 29, 2016, the change in AUM during the year ended December 31, 2016 reflects net market appreciation of $4.4 billion and net inflows of $0.9 billion. Excluding the impact of outflows from Diversified, net inflows would have been $2.3 billion in 2016. The net inflows were primarily a result of $3.1 billion of net inflows in our U.S. mid cap equity strategies, $0.5 billion in our global / non‑U.S. equity strategies and $0.2 billion in Solutions, which were largely offset by ($1.7) billion net outflows in our U.S. large cap equity strategies, ($0.8) billion in our fixed income strategies and ($0.3) billion in our commodity strategies.

GAAP Results of Operations

Our GAAP revenues principally consist of:

i.	Investment management fees, which are based on our overall weighted average fee rate charged to our clients and our level of AUM; and
ii.	Fund administration and distribution fees, which are asset‑based fees earned from open‑end mutual funds for administration and distribution services.

Investment Management Fees

Investment management fees are earned from managing clients’ assets. Our investment management fee revenue fluctuates based on a number of factors, including the total value of our AUM, the composition of AUM across investment strategies and vehicles, changes in the investment management fee rates on our products and the extent to which we enter into fee arrangements that differ from our standard fee schedule. Investment management fees are earned based on a percentage of AUM as delineated in the respective investment management agreements. Approximately 87% of our investment management fees are calculated based on daily average AUM with the remainder calculated based on monthly average AUM or point in time AUM.

Fund Administration and Distribution Fees

Fund administration fees are asset‑based fees earned from open‑end funds for administration services. Fund administration fees fluctuate based on the level of average open‑end AUM and the fee rates charged for these services.

Fund distribution fees are asset‑based fees earned from open‑end funds for distribution services. Fund distribution fees fluctuate based on the level of average open‑end AUM and the composition of those assets across share classes that pay varying levels of fund distribution fees.

Our GAAP expenses principally consist of:

i.	Personnel compensation and benefits;
ii.	Distribution and other asset‑based expenses;
iii.	General and administrative expenses;
iv.	Depreciation and amortization charges; and
v.	Acquisition‑related costs and restructuring / integration costs.

Personnel Compensation and Benefits

Personnel compensation and benefits is our most significant category of expense. Personnel compensation and benefits consists of (i) salaries, payroll related taxes and employee benefits, (ii) incentive compensation, (iii) sales‑based compensation, (iv) compensation expense related to equity awards granted to employees and (v) acquisition‑related compensation in the form of cash retention bonuses.

Incentive compensation is the largest component of the total compensation of our employees. The aggregate amount of cash incentive compensation is funded by a pool that is based on a percentage of total Company earnings (before taking into account incentive compensation). This incentive pool is used to pay the investment teams a percentage of the revenue earned by their respective Franchise on a quarterly basis. This incentive pool is also used to pay incentive compensation to senior management and other non‑investment employees on an annual basis. Incentive compensation paid to senior management and to other non‑investment employees is discretionary and subjectively determined based on Company and individual performance and the total amount of the incentive compensation pool.

Distribution and Other Asset‑based Expenses

Distribution and other asset‑based expenses consists of (i) broker‑dealer distribution fees and platform distribution fees, (ii) fund expense reimbursements to affiliates and (iii) sub‑administration, sub‑advisory and middle‑office expenses.

Broker‑dealer distribution fees are paid by VCA as the broker‑dealer for the Victory Funds to third‑party distributors. The Victory Funds pay VCA for distribution services and VCA, in turn, pays third‑party distributors.

Platform distribution fees are paid by VCM as the investment adviser to the Victory Funds. Platform distribution fees are paid to financial advisors, retirement plan providers and intermediaries for servicing and administering accounts invested in shares of the Victory Funds. Distribution fees typically vary based on the level of AUM and the composition of those assets across share classes.

Fund expense reimbursements result from VCM, as investment adviser for the Victory Funds and VictoryShares, agreeing to cap the annual operating expenses for certain share classes of the Victory Funds and VictoryShares. VCM has contractually agreed to reimburse the Victory Funds and VictoryShares for expenses in excess of these caps but may recoup these reimbursements for a period of time if the applicable Fund’s share class expenses and/or VictoryShares ETF expenses fall below the cap.

Sub‑administration, sub‑advisory and middle‑office expenses consist of fees paid to our sub‑administrator of the Victory Funds and VictoryShares, fees paid to sub‑advisers on certain Victory Funds and fees paid to vendors to which we outsource middle‑office functions.

•

VCM acts as the administrator to the Victory Funds and VictoryShares. VCM has hired a sub‑administrator, the fees for which are captured in sub‑administration expense. As administrator, VCM supervises the operations of the Victory Funds and VictoryShares, including the services provided by the sub‑administrator. The sub‑administrator is paid through a contractual arrangement based on a percentage of the average fund AUM.

•

VCM, as the investment adviser for the Victory Funds, has hired unaffiliated sub‑advisers to manage funds for which we do not have in‑house capabilities. The fees paid to the sub‑advisers are contractual based on a percentage of assets that they manage.

•

We have outsourced middle‑office operations to achieve a scalable operational infrastructure that utilizes a variable‑cost model. We have selected to partner with top‑tier vendors who perform trade operations, portfolio accounting and performance measurement with oversight from our operations team. The fees paid to these vendors are variable and structured based on the number of accounts, assets and specific services performed.

General and Administrative Expenses

General and administrative expenses primarily consist of investment research and technology costs, professional and marketing fees, travel, rent and insurance expenses.

Depreciation and Amortization

Depreciation and amortization expense consists primarily of the depreciation of property and equipment as well as the amortization of acquired intangibles that have a definite life. These intangibles include customer relationships, investment advisory contracts, intellectual property and non‑compete clauses acquired in connection with a business or asset acquisition. Both depreciation and amortization are recorded ratably over the assets’ useful lives.

Acquisition‑Related Costs

Acquisition‑related costs include legal fees, advisory services, mutual fund proxy voting costs and other one‑time expenses related to acquisitions.

Restructuring and Integration Costs

Restructuring and integration costs include costs incurred in connection with business combinations, asset purchases and changes in business strategy. These include severance related expenses related to one‑time benefit arrangements, contract termination and other costs to integrate investment platforms, products and personnel into existing systems, processes and service provider arrangements and restructure the business to capture operating expense synergies.

Other non‑operating items of income and expense consist of:

i.	Interest income and other income/(expense);
ii.	Interest expense and other financing costs;

iii.	Loss on debt extinguishment; and
iv.	Income tax (expense)/benefit.

Interest Income and Other Income/(Expense)

Interest income and other income/(expense) consists primarily of interest income, gains / losses on investments, dividend income on investments and income /expense associated with an other receivable recorded in connection with an acquisition.

Interest Expense and Other Financing Costs

Interest expense and other financing costs consists primarily of interest expense attributable to long‑term debt. See “—Liquidity and Capital Resources” for more information.

Loss on Debt Extinguishment

Loss on debt extinguishment consists of the write-off of unamortized debt issuance costs and unamortized debt discount as a result of debt refinancing.

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

Our GAAP results of operations were as follows for the years ended December 31, 2018 and 2017.

	Year Ended December 31,		Change
(in thousands, except for shares)	2018	2017	Amount	%
Revenue
Investment management fees	$352,683	$343,811	$8,872	3%
Fund administration and distribution fees	60,729	65,818	(5,089)	(8)%
Total revenue	413,412	409,629	3,783	1%

Expenses
Personnel compensation and benefits	$145,880	$144,111	$1,769	1%
Distribution and other asset-based expenses	94,680	103,439	(8,759)	(8)%
General and administrative	30,005	33,996	(3,991)	(12)%
Depreciation and amortization	23,277	29,910	(6,633)	(22)%
Change in value of consideration payable for acquisition of business	(37)	(294)	257	87%
Acquisition-related costs	4,346	2,094	2,252	108%
Restructuring and integration costs	742	6,205	(5,463)	(88)%
Total operating expenses	298,893	319,461	(20,568)	(6)%

Income from operations	114,519	90,168	24,351	27%

Other income (expense)
Interest income and other income/(expense)	$(2,856)	$(2,913)	$57	2%
Interest expense and other financing costs	(20,694)	(48,467)	27,773	57%
Loss on debt extinguishment	(6,058)	(330)	(5,728)	(1,736)%
Total other income (expense), net	(29,608)	(51,710)	22,102	43%

Income before income taxes	84,911	38,458	46,453	121%

Income tax expense	(21,207)	(12,632)	(8,575)	(68)%

Net income	$63,704	$25,826	$37,878	147%

Earnings per share of common stock
Basic	$0.96	$0.47	$0.49	104%
Diluted	$0.90	$0.43	$0.47	108%

Weighted average number of shares outstanding
Basic	66,295,240	54,930,852	11,364,388	21%
Diluted	70,510,536	59,577,348	10,933,188	18%

Dividends declared per share of common stock	$—	$2.42	$(2.42)	n/m

Investment Management Fees

Investment management fees increased $8.9 million, or 3%, for the year ended December 31, 2018 compared to the year ended December 31, 2017 due to an increase in average AUM year over year, partially offset by a decrease in the realized fee rate due to asset mix shift. Average AUM increased by $3.6 billion to $61.4 billion for the year ended December 31, 2018 from $57.8 billion for the year ended December 31, 2017. The weighted average fee rate for the year ended December 31, 2018 was 67.3 basis points, a decrease of 3.5 basis points compared to the year ended December 31, 2017 due to asset mix shift.

Fund Administration and Distribution Fees

Fund administration and distribution fees totaled $60.7 million for the year ended December 31, 2018, a decrease  of $5.1 million, or 8%, when compared to the year ended December 31, 2017, due to a decrease in fund distribution fees partially offset by an increase in fund administration fees.

Fund distribution fees were $37.3 million for the year ended December 31, 2018, compared to $43.5 million for the year ended December 31, 2017. While mutual fund daily average AUM grew by $0.8 billion from $36.2 billion for the year ended December 31, 2017 to $37.0 billion for the year ended December 31, 2018, the mix of assets shifted to fewer 12b-1 paying share classes.

Fund administration fees were $23.4 million for the year ended December 31, 2018, compared to $22.3 million for year ended December 31, 2017, due to higher mutual fund and ETF average daily assets.

Personnel Compensation and Benefits

The following table presents the components of GAAP compensation expense for the year ended December 31, 2018 and 2017:

	Year Ended December 31,
(in thousands)	2018	2017
Salaries, payroll related taxes and employee benefits	$45,820	$49,745
Incentive compensation	71,273	65,984
Sales-based compensation(1)	13,549	15,051
Share-based compensation(2)	15,238	11,752
Acquisition-related cash retention compensation	—	1,579
Total personnel compensation and benefits expense	$145,880	$144,111

(1)	Represents sales‑based commissions paid to our distribution teams. Sales‑based compensation varies based on gross and net client cash flows and revenue earned on sales.
(2)

Share-based compensation typically vests over several years based on service and the achievement of specific business and financial targets. The value of share-based compensation is recognized as compensation expense over the vesting period.

Personnel compensation and benefits was $145.9 million for the year ended December 31, 2018, an increase of $1.8 million, or 1%, from $144.1 million for the year ended December 31, 2017. Salaries, payroll related taxes and employee benefits was $45.8 million for the year ended December 31, 2018, a decrease of $3.9 million, or 8%, from $49.7 million for the year ended December 31, 2017. This decrease was primarily due to a difference in the mark-to-market of the deferred compensation plan liability year over year. Incentive compensation was $71.3 million for the year ended December 31, 2018, an increase of $5.3 million, or 8%, from $66.0 million for the year ended December 31, 2017, due to higher pre-incentive compensation earnings. Sales‑based compensation was $13.5 million for the year ended December 31, 2018, a decrease of $1.6 million, or 11%, from $15.1 million for the year ended December 31, 2017, as a result of lower gross flows. Share-based compensation was $15.2 million for the year ended December 31, 2018, an increase of $3.4 million, or 29%, from $11.8 million for the year ended December 31, 2017, due to the share-based compensation related to the IPO and pre-existing awards that are still being expensed. There was no acquisition-related cash retention compensation during the year ended December 31, 2018.

Distribution and Other Asset‑based Expenses

Broker‑dealer and platform distribution expenses along with fund expense reimbursements, sub‑administration, sub‑advisory and middle‑office expenses are based on AUM. The following table presents the components of distribution and other asset‑based expenses for the year ended December 31, 2018 and 2017:

	Year Ended December 31,
(in thousands)	2018	2017
Broker-dealer distribution fees	$34,423	$40,521
Platform distribution fees	27,177	29,701
Fund expense reimbursements	12,902	11,896
Sub-administration	6,763	5,754
Sub-advisory	6,452	8,352
Middle-office	6,963	7,215
Total distribution and other asset-based expenses	$94,680	$103,439

Distribution and other asset‑based expenses are primarily based on percentages of AUM and decreased by $8.7 million, or 8%, to $94.7 million for the years ended December 31, 2018, from $103.4 million for the year ended December 31, 2017. Broker-dealer distribution fees and platform distribution fees decreased due to the mix of mutual fund assets and share classes. Asset-based expenses associated with sub-administration and fund expense reimbursements increased year over year due to the increase in fund AUM partially offset by operational efficiencies. The decrease in sub-advisory expense is a result of a decline in the assets included under our two sub-advisory relationships. Middle-office expense decreased year over year due to operational efficiencies partially offset by the increase in AUM.

General and Administrative Expenses

General and administrative expenses decreased by $4.0 million, or 12%, to $30.0 million for the year ended December 31, 2018, from $34.0 million for the year ended December 31, 2017, driven by operational efficiencies.

Depreciation and Amortization

Depreciation and amortization decreased by $6.6 million, or 22%, to $23.3 million for the year ended December 31, 2018, from $29.9 million for the year ended December 31, 2017, primarily due to lower amortization as certain intangible assets acquired in connection with the management-led buyout with Crestview GP reached the end of their useful lives.

Acquisition‑Related Costs

Acquisition‑related costs increased by $2.2 million, or 105%, to $4.3 million for the year ended December 31, 2018, from $2.1 million for the year ended December 31, 2017, primarily due to costs incurred related to the Harvest and USAA Acquired Companies transactions.

Restructuring and Integration Costs

Restructuring and integration costs decreased by $5.5 million, or 89%, to $0.7 million for the year ended December 31, 2018, from $6.2 million for the year ended December 31, 2017, primarily due to costs incurred in 2017 for contract breakage and asset write-offs associated with the integration of RS Investments.

Loss on Debt Extinguishment

Loss on debt extinguishment increased $5.8 million to $6.1 million for the year ended December 31, 2018, from $0.3 million for the year ended December 31, 2017, due to the write-off of unamortized debt issuance costs and unamortized debt discount as a result of the 2018 debt refinancing.

Interest Expense and Other Financing Costs

Interest expense and other financing costs decreased by $27.8 million, or 57%, to $20.7 million for the year ended December 31, 2018, from $48.5 million for the year ended December 31, 2017 as a result of refinancing activities and debt pre-payment. See Note 10 to the audited consolidated financial statements for further discussion.

Income Tax Expense

Income tax expense increased $8.6 million, or 68%, to $21.2 million for the year ended December 31, 2018, from $12.6 million for the year ended December 31, 2017 as a result of higher pre-tax income and a one-time credit to income tax expense in 2017 as a result of the remeasurement of our U.S. net deferred taxes required by the Tax Act partially offset by a reduction in our effective tax rate in 2018 due to the Tax Act. See Note 9 to the audited consolidated financial statements.

Our GAAP results of operations were as follows for the years ended December 31, 2017 and 2016.

	Year Ended December 31,		Change
(in thousands, except for shares)	2017	2016	Amount	%
Revenue
Investment management fees	$343,811	$248,482	$95,329	38%
Fund administration and distribution fees	65,818	49,401	16,417	33%
Total revenue	409,629	297,883	111,746	38%

Expenses
Personnel compensation and benefits	144,111	122,615	21,496	18%
Distribution and other asset-based expenses	103,439	77,497	25,942	33%
General and administrative	33,996	26,628	7,368	28%
Depreciation and amortization	29,910	30,405	(495)	(2)%
Change in value of consideration payable for acquisition of business	(294)	(378)	84	22%
Acquisition-related costs	2,094	6,619	(4,525)	(68)%
Restructuring and integration costs	6,205	10,012	(3,807)	(38)%
Total operating expenses	319,461	273,398	46,063	17%

Income from operations	90,168	24,485	65,683	268%

Other income (expense)
Interest income and other income/(expense)	(2,913)	1,086	(3,999)	n/m
Interest expense and other financing costs	(48,467)	(34,642)	(13,825)	(40)%
Loss on debt extinguishment	(330)	—	(330)	n/m
Total other income (expense), net	(51,710)	(33,556)	(18,154)	(54)%

Income/(loss) before income tax (expense)/benefit	38,458	(9,071)	47,529	n/m

Income tax (expense)/benefit	(12,632)	3,000	(15,632)	n/m

Net income/(loss)	$25,826	$(6,071)	$31,897	n/m

Earnings (loss) per share of common stock
Basic	$0.47	$(0.12)	$0.59	n/m
Diluted	$0.43	$(0.12)	$0.55	n/m

Weighted average number of shares outstanding
Basic	54,930,852	50,017,712	4,913,140	10%
Diluted	59,577,348	50,017,712	9,559,636	19%

Dividends declared per share of common stock	$2.42	$—	$2.42	n/m

Investment Management Fees

Investment management fees increased $95.3 million, or 38%, for the year ended December 31, 2017 compared to the year ended December 31, 2016 due to an increase in average AUM year over year. Average AUM increased by $16.0 billion to $57.8 billion for the year ended December 31, 2017 from $41.8 billion for the year ended December 31, 2016.

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

Personnel Compensation and Benefits

The following table presents the components of GAAP compensation expense for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
(in thousands)	2017	2016
Salaries, payroll related taxes and employee benefits	$49,745	$42,963
Incentive compensation	65,984	51,738
Sales-based compensation(1)	15,051	12,693
Share-based compensation(2)	11,752	8,827
Acquisition and transaction-related compensation	1,579	6,394
Total personnel compensation and benefits expense	$144,111	$122,615

(1)	Represents sales‑based commissions paid to our distribution teams. Sales‑based compensation varies based on gross client cash flows and revenue earned on sales.
(2)

Share-based compensation typically vests over several years based on service and the achievement of specific financial and business targets. The value of share-based compensation is recognized as compensation expense over the vesting period.

Personnel compensation and benefits was $144.1 million for the year ended December 31, 2017, an increase of $21.5 million, or 18%, from $122.6 million for the year ended December 31, 2016. Salaries, payroll related taxes and employee benefits was $49.7 million for the year ended December 31, 2017, an increase of $6.7 million, or 16%, from $43.0 million for the year ended December 31, 2016. This increase reflects the effect of increased headcount due to the RS Acquisition as well as new hires and annual salary increases. Incentive compensation was $66.0 million for the year ended December 31, 2017, an increase of $14.3 million, or 28%, from $51.7 million for the year ended December 31, 2016, due to higher pre-incentive compensation earnings and the effect of the RS Acquisition. Sales-based compensation was $15.0 million for the year ended December 31, 2017, an increase of $2.3 million, or 18%, from $12.7 million for the year ended December 31, 2016, as a result of higher gross flows and revenue. Share-based compensation was $11.8 million for the year ended December 31, 2017, an increase of $3.0 million, or 34%, from $8.8 million for the year ended December 31, 2016, due to the share-based compensation awarded to RS Investments employees in connection with the RS Acquisition and pre-existing awards that are still being expensed. Acquisition and transaction-related compensation was $1.6 million for the year ended December 31, 2017, a decrease of $4.8 million from $6.4 million for the year ended December 31, 2016, due to cash retention payments made in 2016 to former RS Investments employees in connection with the RS Acquisition and the impact of certain one-time compensation costs related to the integration of the RS Investments business onto our platform.

Distribution and Other Asset‑based Expenses

Broker-dealer and platform distribution expenses along with fund expense reimbursements, sub-administration, sub-advisory and middle-office expenses are based on AUM. The following table presents the components of distribution and other asset-based expenses for the year ended December 31, 2017 and 2016:

	Year Ended December 31,
(in thousands)	2017	2016
Broker-dealer distribution fees	$40,521	$30,983
Platform distribution fees	29,701	19,705
Fund expense reimbursements	11,896	10,342
Sub-administration	5,754	5,509
Sub-advisory	8,352	4,365
Middle-office	7,215	6,593
Total distribution and other asset-based expenses	$103,439	$77,497

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

Acquisition‑Related Costs

Acquisition-related costs decreased by $4.5 million to $2.1 million for the year ended December 31, 2017, from $6.6 million for the year ended December 31, 2016, due to the RS Acquisition costs incurred in the earlier period.

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

Interest Expense and Other Financing Costs

Interest expense and other financing costs increased by $13.9 million, or 40%, to $48.5 million for the year ended December 31, 2017, from $34.6 million for the year ended December 31, 2016. This increase was primarily due to incremental term loans incurred under the 2014 Credit Agreement in the amounts of $135.0 million and $125.0 million in July 2016 and February 2017, respectively. We used the proceeds of the incremental term loans to fund the RS Acquisition and associated transaction costs and to pay a dividend to our shareholders. On August 1, 2017, the 2014 Credit Agreement was amended to refinance all existing term loans outstanding, effective as of that date, reducing the spread above LIBOR from 7.50% to 5.25%.

Income Tax (Expense)/Benefit

The provision for income taxes for the year ended December 31, 2017 and 2016 comprises federal and state taxes and, in addition, for the year ended December 31, 2017, foreign income taxes. The difference between our effective tax rate and the statutory federal rate of 35% are state, local and foreign income taxes and non-deductible expenses.

On December 22, 2017, the Tax Act was enacted. The Tax Act significantly revised the U.S. corporate income tax law by, among other things, decreasing the federal corporate income tax rate from 35% to 21% effective January 1, 2018. As a result of the reduction in the corporate income tax rate, we were required to remeasure our U.S. net deferred taxes at December 31, 2017. The impact of the remeasurement resulted in a one-time credit to income tax expense of $2.4 million for the three months and year ended December 31, 2017.

Effects of Inflation

For the years ended December 31, 2018, 2017 and 2016, inflation did not have a material effect on our consolidated results of operations. Inflationary pressures can result in increases to our cost structure, especially to the extent that large expense components such as compensation are impacted. To the degree that these expense increases are not recoverable or cannot be counterbalanced through price increases due to the competitive environment, our profitability could be negatively impacted. In addition, the value of the fixed income assets that we manage may be negatively impacted when inflationary expectations result in a rising interest rate environment. Declines in the values of AUM could lead to reduced revenues as investment management fees are generally earned as a percentage of AUM.

Supplemental Non‑GAAP Financial Information

Our management uses non‑GAAP performance measures to evaluate the underlying operations of our business. Due to our acquisitive nature, there are a number of acquisition and restructuring related expenses included in GAAP measures that we believe distort the economic value of our organization and we believe that many investors use this information when assessing the financial performance of companies in the investment management industry. We have included these non‑GAAP measures to provide investors with the same financial metrics used by management to assess the operating performance of our Company. The non‑GAAP measures we report are Adjusted EBITDA and Adjusted Net Income.

The following table sets forth a reconciliation from GAAP financial measures to non‑GAAP measures for the periods indicated:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Reconciliation of non-GAAP financial measures:
Net income/(loss) (GAAP)	$63,704	$25,826	$(6,071)
Income tax (expense)/benefit	(21,207)	(12,632)	3,000
Income/(loss) before tax (expense)/benefit	$84,911	$38,458	$(9,071)
Interest expense(1)	20,173	44,330	31,286
Depreciation(2)	2,956	3,561	3,156
Other business taxes(3)	1,505	1,887	1,137
Amortization of acquisition-related intangibles(4)	20,321	26,349	27,250
Share-based compensation(5)	15,238	11,752	8,827
Acquisition, restructuring and exit costs(6)	6,389	15,041	23,025
Debt issuance costs(7)	7,807	6,035	2,749
Pre-IPO governance expenses(8)	138	1,248	1,181
Losses on equity method investments(9)	730	427	—
Compensation in excess of expected levels due to acquisitions(10)	—	—	8,534
Adjusted EBITDA	$160,168	$149,088	$98,074

	Year Ended December 31,
(in thousands)	2018	2017	2016
Reconciliation of non-GAAP financial measures:
Net income/(loss) (GAAP)	$63,704	$25,826	$(6,071)
Adjustments to reflect the operating performance of the Company:
i. Other business taxes(3)	1,505	1,887	1,137
ii. Amortization of acquisition-related intangibles(4)	20,321	26,349	27,250
iii. Share-based compensation(5)	15,238	11,752	8,827
iv. Acquisition, restructuring and exit costs(6)	6,389	15,041	23,025
v. Debt issuance costs(7)	7,807	6,035	2,749
vi. Pre-IPO governance expenses(8)	138	1,248	1,181
vii. Compensation in excess of expected levels due to acquisitions(10)	—	—	8,534
Tax effect of above adjustments(11)	(12,849)	(23,678)	(27,627)
viii. Remeasurement of net deferred taxes(12)	—	(2,422)	—
Adjusted Net Income	$102,253	$62,038	$39,005
Tax benefit of goodwill and acquired intangibles(13)	13,278	19,691	16,786

(1)

We add back interest paid on debt and other financing costs, net of interest income; interest expense is included in “Interest expense and other financing costs” in our consolidated financial statements while interest income is shown in “Interest income and other income” in our consolidated financial statements.

(2)	We add back depreciation on property and equipment; included in “Depreciation and amortization” in our consolidated financial statements.
(3)	We add back other business taxes; other business taxes are included in “General and administrative” in our consolidated financial statements.
(4)	We add back amortization of acquisition‑related intangibles; included in “Depreciation and amortization” in our consolidated financial statements.
(5)

We add back the expense associated with share‑based compensation associated with equity issued from pools that were created in connection with the management‑led buyout with Crestview GP from KeyCorp, the Munder

Acquisition and the RS Acquisition and as a result of IPO‑related equity grants; included in “Personnel compensation and benefits” in our consolidated financial statements.
(6)

We add back direct incremental costs of acquisitions and the IPO, including expenses associated with third‑party advisors, proxy solicitations of mutual fund shareholders for transaction consents, vendor contract early termination costs, loss on other receivable recorded in connection with an acquisition, and severance, retention and transaction incentive compensation. Severance, retention and transaction incentive compensation is included in “Personnel compensation and benefits” in our consolidated financial statements, loss on other receivable recorded in connection with an acquisition is included in “Interest income and other income/(expense),” costs associated with professional services incurred in connection with IPO readiness are included in “General and administrative”; all other incremental costs are included in “Restructuring and integration costs” or “Acquisition‑related costs.”

	Year Ended December 31,
(in thousands)	2018	2017	2016
Restructuring and integration costs	$742	$6,205	$10,012
Interest income and other income/(expense)	998	4,429	—
General and administrative	303	732	—
Acquisition-related costs	4,346	2,094	6,619
Personnel compensation and benefits	—	1,580	6,394

(7)

We add back debt issuance costs; included in “Interest expense and other financing costs”, Loss on debt extinguishment” and “General and administrative” in our consolidated financial statements. See “—Liquidity and Capital Resources” for more information.

(8)

We add back pre‑IPO governance expenses paid to Crestview and Reverence Capital, included in “General and administrative” in our consolidated financial statements. These payments terminated as of the completion of the IPO.

(9)	We adjust for earnings/losses on equity method investments, included in “Interest income and other income/(expenses)” in our consolidated financial statements.
(10)

Our compensation committee, together with our CEO, establishes a target percentage of our pre‑bonus EBITDA to be allocated to employees as annual cash incentive compensation. If, as a result of a significant acquisition, we pay annual cash incentive compensation that is a greater percentage of pre‑bonus EBITDA than our target percentage, we add back the amount of the annual incentive cash compensation in excess of the target percentage. In 2016, as a result of the RS Acquisition, we paid incentive cash compensation at a greater percentage of pre‑bonus EBITDA than our target percentage. We paid incentive cash compensation in 2016 at levels we considered appropriate taking into account the RS Acquisition (including the size of our Company post‑acquisition) without the benefit of a full year of those earnings and before expense synergies were fully realized. We also paid incentive cash compensation on duplicative headcount while the integration of the RS Investments platform was being completed; included in “Personnel compensation and benefits” in our consolidated financial statements.

(11)

For the year ended December 31, 2018, reflects income taxes of 25% applied to the sum of line items i. to vii.; 25% represents statutory federal income tax rate of 21% plus an estimate for state, local and foreign income taxes. For the years ended December 31, 2017 and December 31, 2016, reflects income taxes of 38% applied to the sum of line items i. to vii.; 38% represents statutory federal income tax rate of 35% plus an estimate for state, local and foreign income taxes.

(12)

On December 22, 2017, the Tax Act was enacted. The Tax Act significantly revised the U.S. corporate income tax law by, among other things, decreasing the federal corporate income tax rate from 35% to 21% effective

January 1, 2018. As a result of the reduction in the corporate income tax rate, we were required to remeasure our U.S. net deferred taxes at December 31, 2017. The impact of the remeasurement was a one‑time credit to income tax expense of $2.4 million for the year ended December 31, 2017.

(13)

Represents the tax benefits associated with deductions allowed for intangibles and goodwill generated from prior acquisitions in which we received a step‑up in basis for tax purposes. Acquired intangible assets and goodwill may be amortized for tax purposes, generally over a 15‑year period. The tax benefit from amortization on these assets is included to show the full economic benefit of deductions for all acquired intangibles with a step‑up in tax basis. Due to our acquisitive nature, tax deductions allowed on acquired intangible assets and goodwill provide us with a significant supplemental economic benefit.

Effective January 1, 2018, the impact of the Tax Act lowered our combined statutory federal income tax rate plus an estimate for state, local and foreign income taxes from approximately 38% to 25% thus lowering our income tax expense beginning in calendar year 2018. The reduction in our combined statutory federal income tax rate plus an estimate for state, local and foreign income taxes from approximately 38% to 25% also reduced the tax benefit of goodwill and acquired intangible assets beginning in 2018.

Non‑GAAP measures should be considered in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP. Our non‑GAAP measures may differ from similar measures at other companies, even if similar terms are used to identify these measures.

Liquidity and Capital Resources

Our primary uses of cash relate to repayment of our debt obligations, funding of acquisitions and working capital needs and are expected to be met primarily through cash generated from our operations. The following table shows our liquidity position as of December 31, 2018 and 2017.

	Year Ended December 31,
(in thousands)	2018	2017
Cash and cash equivalents	$51,491	$12,921
Accounts and other receivables	44,120	55,917
Undrawn commitment on revolving credit facility	100,000	25,000
Accounts and other payables	(50,578)	(51,301)

We manage our cash balances in order to fund our day-to-day operations and invest excess cash into money market funds and other short-term investments. Our accounts receivable consist primarily of investment management fees that have been earned but not yet received from clients. Included in other receivables are amounts due under a contract with a third party acquired in connection with the RS Acquisition, income and other taxes receivable and amounts receivable from the funds. We perform a review of our receivables on a monthly basis to access collectability.

We maintained a $100.0 million revolving credit facility at December 31, 2018, which had $100.0 million undrawn as of December 31, 2018. See Note 10 to the audited consolidated financial statements for further discussion.

Debt Refinancing

On February 12, 2018, concurrently with the closing of the IPO, we entered into the Existing Credit Agreement under which we received seven-year term loans in an original aggregate principal amount of $360.0 million and established a five-year revolving credit facility (which was unfunded as of closing) with aggregate commitments of $50.0 million. On May 3, 2018, the Company signed an amendment to the Existing Credit Agreement increasing the revolving credit facility from $50.0 million to $100.0 million. See Note 10 to the audited consolidated financial statements for further discussion.

The Company repaid $37.0 million, $23.0 million and $20.0 million of the outstanding term loans under the Existing Credit Agreement in the first quarter, second quarter and third quarter of 2018, respectively for a total of $80.0 million repaid during the year ended December 31, 2018. See Note 10 to the audited consolidated financial statements for further discussion.

The Harvest Commitment Letter

In connection with entering into the Harvest Purchase Agreement, on September 21, 2018, the Company entered into the Harvest Commitment Letter with Royal Bank of Canada (“RBC”) and Barclays Bank PLC (“Barclays”), pursuant to which RBC and Barclays have committed to provide, and have agreed to arrange and syndicate, an incremental senior secured term loan facility under the Existing Credit Agreement in an initial aggregate principal amount of up to $265 million (the “Harvest Facility”). The proceeds of the Harvest Facility, together with cash on the Company’s balance sheet at Harvest Closing, will be used by the Company to fund a portion of the Harvest Purchase Price and to pay fees and expenses incurred in connection with the Harvest Acquisition and the Harvest Facility, unless the Company finances the Harvest Acquisition with proceeds from the USAA AMCO Term Loan Facility described below. The availability of the Harvest Facility is subject to the satisfaction of certain customary conditions precedent. Neither the closing of the Harvest Facility, nor the receipt of any other financing, is a condition to the Harvest Closing. If the Company finances the Harvest Acquisition with proceeds from the USAA AMCO Term Loan Facility, it will not borrow under the Harvest Commitment Letter or enter into the Harvest Facility.

USAA AMCO Credit Facilities Commitment Letter

In connection with entering into the USAA Stock Purchase Agreement, on November 6, 2018 the Company entered into the USAA AMCO Credit Facilities Commitment Letter with Barclays and RBC, pursuant to which Barclays and RBC have committed to provide, and have agreed to arrange and syndicate, a new seven-year senior secured first lien term loan facility (the “USAA AMCO Term Loan Facility”) in an aggregate principal amount of up to $1.395 billion and a new five-year senior secured first lien revolving credit facility (together with the USAA AMCO Term Loan Facility, the “USAA AMCO Credit Facilities”) in an aggregate principal amount of up to $100 million. Proceeds from the USAA AMCO Term Loan Facility, together with cash on the Company’s balance sheet, will be used to refinance in full all debt outstanding under the Company’s Existing Credit Agreement, finance the USAA AMCO Acquisition and finance the above mentioned Harvest Acquisition, thus effectively replacing the Harvest Commitment Letter.

Capital Requirements

VCA is a registered broker‑dealer subject to the Uniform Net Capital requirements under the Exchange Act, which requires maintenance of certain minimum net capital levels. In addition, we have certain non‑U.S. subsidiaries that have minimum capital requirements. As a result, such subsidiaries of our Company may be restricted in their ability to transfer cash to their parents. VCA and our non‑U.S. subsidiaries were in compliance with these requirements as of and for the years ended December 31, 2018, 2017 and 2016.

Cash Flows for the Years Ended December 31, 2018, 2017 and 2016

	Year Ended December 31,
(in thousands)	2018	2017	2016
Net cash provided by operating activities	$134,345	$96,169	$39,540
Net cash used in investing activities	(11,549)	(8,532)	(210,082)
Net cash (used in) provided by financing activities	(84,161)	(91,273)	171,839

Year Ended December 31, 2018 and 2017

Operating activities provided net cash of $134.3 million and $96.2 million for the years ended December 31, 2018 and 2017, respectively. The $38.1 million increase in net cash provided by operating activities was primarily due to growth in the business and lower interest expense as a result of refinancing activities and pre-payments.

Investing activities consist primarily of purchases and sales of property and equipment, the purchases and sales of trading securities related to our deferred compensation plan and other investing activities related to our business operations. Investing activities used net cash of $11.5 million and $8.5 million for the years ended December 31, 2018 and 2017, respectively. The $3.0 million increase in the net cash used in investing activities was primarily due to additional equity investments made in Cerebellum Capital during the year ended December 31, 2018.

Financing activities consist primarily of proceeds received or paid from the issuance or repurchase of equity, debt-related activity and dividend payments to our shareholders. For the year ended December 31, 2018, financing activities included, but were not limited to, the generation of net IPO proceeds of $156.5 million: $143.0 million received at the closing of the IPO and $13.5 million received at the subsequent closing of the underwriters’ exercise of their option, the incurrence of $360.0 million of term loans under the Existing Credit Agreement, the repayment of $499.7 million of term loans under the 2014 Credit Agreement and the repayment of long-term debt under the Existing Credit Agreement of $80.0 million. For the year ended December 31, 2017, financing activities included, but were not limited to, the incurrence of $125.0 million of incremental term loans under the 2014 Credit Agreement, the payment of a dividend to shareholders in the amount of $135.2 million and the repayment of long‑term debt in the amount of $63.9 million. Financing activities used net cash of $84.2 million and $91.3 million for the year ended December 31, 2018 and 2017, respectively.

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

Financing activities consist primarily of dividend payments to our shareholders, proceeds received or paid from the issuance or repurchase of equity and debt‑related activity. For the year ended December 31, 2017, financing activities included, but were not limited to, the incurrence of $125.0 million of incremental term loans under the 2014 Credit Agreement, the payment of a dividend to shareholders in the amount of $135.2 million and the repayment of long‑term debt in the amount of $63.9 million. For the year ended December 31, 2016, financing activities included, but were not limited to, the incurrence of $135 million in incremental term loans under the 2014 Credit Agreement and the issuance of $88.3 million of equity, both in connection with the RS Acquisition, and the repayment of long‑term debt in the amount of $21.0 million. Financing activities used net cash of $91.3 million for the year ended December 31, 2017. Financing activities generated net cash of $171.8 million for the year ended December 31, 2016.

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2018:

	Payments Due
		Less Than	One to	Three to	More Than
(in thousands)	Total	One Year	Three Years	Five Years	Five Years
Principal payments on borrowings(1)	$280,000	$—	$—	$—	$280,000
Interest payable(1)(2)	92,761	15,688	30,768	29,957	16,348
Lease obligations	17,070	4,404	7,514	3,838	1,314
CEMP deferred consideration	5,838	5,838	—	—	—
Total	$395,669	$25,930	$38,282	$33,795	$297,662

(1)

The total principal payments on borrowings reflects the gross amount of principal outstanding on the term loans under the Existing Credit Agreement as of December 31, 2018. The repayment of $80.0 million of the outstanding term loans under the Existing Credit Agreement in 2018 has satisfied the annual amortization of 1% per annum through 2024.

(2)

The total interest payable reflects the interest due on the principal amount of the term loans outstanding under the Existing Credit Agreement as of December 31, 2018 using the 5.55% interest rate in effect on that date.

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

As of December 31, 2018, the cash bonuses and distributions related to the February 2017 and December 2017 dividends on restricted shares and options that are expected to vest in the future totaled $1.8 million.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with GAAP. In preparing the financial statements, we are required to make estimates, judgments and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We continually evaluate the accounting policies and estimates we use to prepare our consolidated financial statements. In general, our estimates are based on historical experience, information from third‑party valuation professionals and various other assumptions that we believe to be reasonable under the facts and circumstances. Actual results may differ from our estimates and those differences may be material. Of the significant accounting policies described in Note 2 to the audited consolidated financial statements included in this report, we believe the following policies involve a higher degree of judgment and complexity.

Indefinite‑lived Intangible Assets

The accounting for indefinite‑lived intangible assets requires significant estimates and judgment in several areas: (1) valuation in connection with the initial purchase price allocation; (2) ongoing evaluation for impairment; and (3) reconsideration of an asset’s useful life. The process of determining the fair value of identifiable intangible assets at the date of acquisition utilizes an income approach and requires significant estimates and judgment as to expectations for earnings on the related managed assets acquired, redemption rates, growth rates from sales efforts, the effects of market conditions and a discount rate. The process for estimating the fair value of acquired trade names considers comparable royalty rates and projected revenue streams. We typically utilize an independent valuation expert to assist with these valuations. Because the advisory and distribution contracts are with the funds, renewable annually and have a history of being renewed, industry practice under GAAP is to consider the contract lives to be indefinite and, as a result, not amortizable. Indefinite‑lived intangible assets are reviewed for impairment annually as of October 1 using a qualitative approach which requires the weighing of positive and negative evidence collected through the consideration of various factors to determine whether it is more likely than not that an indefinite‑lived intangible asset is impaired. We consider macroeconomic and entity‑specific factors, including changes to legal, regulatory or contractual provisions of the renewable advisory and distribution contracts, the effects of obsolescence, demand, competition and other economic factors that could impact the funds’ projected performance and the existence or expectation of significant changes in the level and mix of managed assets. In addition, we consider whether events or circumstances indicate that a change in the useful life may have occurred. Indicators of a possible change in useful life monitored by us generally include changes in the use of the asset, a significant decline in the level of managed assets and significant reductions in underlying operating cash flows. If actual changes in the underlying managed assets or other conditions, such as redemption rates or changes to contractual provisions, indicate that it is more likely than not that the asset is impaired, or if the estimated useful life is reduced, we estimate the fair value of the intangible asset. The process of estimating the fair value of the intangible asset requires us to estimate the level and mix of managed assets, considering future redemption rates, growth rates, market appreciation/depreciation and a discount rate. If the carrying value of the intangible asset exceeds its fair value, we recognize an impairment charge equal to that excess.

Definite‑Lived Intangible Assets

Definite‑lived intangible assets are primarily comprised of customer relationships. These assets have definite lives given the underlying advisory contracts are between the Company and an institutional customer or the underlying advisory contract with the fund does not have a sufficient history of annual renewal to support an indefinite useful life. We monitor the useful lives of definite‑lived intangible assets and revise the useful lives, if necessary, based on the circumstances. We review historical and projected attrition rates and other events that may influence our projections of the future economic benefit that we will derive from these relationships. Significant judgment is required to estimate the period during which these assets will contribute to our cash flows and the pattern over which these assets will be consumed. A change in the remaining useful life of any of these assets could have a significant impact on our amortization expense. All amortization expense is calculated on a straight‑line basis. We periodically evaluate the remaining useful lives and carrying values of the definite‑lived intangible assets to determine whether events and circumstances indicate that a change in the useful life or impairment in value may have occurred. Indicators of impairment monitored by us include a decline in the level of managed assets, changes to contractual provisions underlying certain intangible assets and reductions in underlying operating cash flows. If there is an indication of a change in the useful life or impairment in value of the definite‑lived intangible assets, we compare the carrying value of the asset to the projected undiscounted cash flows expected to be generated from the underlying asset over its remaining useful life to determine whether impairment has occurred. If the carrying value of the asset exceeds the undiscounted cash flows, the asset is written down to its fair value determined by discounting the projected cash flows.

Goodwill

Goodwill represents the excess of the purchase price of acquisitions over the fair value of identified net assets and liabilities acquired. We have determined that we have only one reporting unit for purposes of assessing the carrying value of goodwill. Goodwill impairment testing is performed at the reporting unit level annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We complete our annual goodwill impairment assessment as of October 1. For purposes of this assessment, we consider various qualitative factors, including but not limited to, AUM levels and flows, market performance of our products compared to peers, turnover of key personnel, projected operating results and the implied fair value of our business based on recent transactions. If we conclude based on the qualitative assessment that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, we compare the fair value of the reporting unit to its carrying value. If we determine that the fair value of the reporting unit is less than the carrying value, we measure the amount of impairment loss, if any, by comparing the implied fair value of goodwill to its recorded value. On October 1, 2018, we qualitatively determined that it was more likely than not that the fair value of our reporting unit was greater than its carrying value.

Income Taxes

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. We measure our deferred tax assets and liabilities based on enacted tax rates and projected state apportionment percentages for the years in which the differences are expected to reverse. Our primary deferred tax assets relate to intangible asset amortization, share‑based compensation, acquisition‑related costs, restructuring costs, deferred compensation and operating loss carryforwards. We regularly assess the recoverability of our deferred tax assets, considering all available positive and negative evidence, including the results of recent operations and the timing, level and character of projected future taxable income. These estimates are projected through the life of the related deferred tax assets based on assumptions that we believe to be reasonable and consistent with demonstrated operating results. Based on this analysis and sensitivities of future operating results, we have concluded that it is more likely than not that the recorded deferred tax assets will be realized. Changes in future operating results not currently forecasted may have a significant impact on the realization of deferred tax assets. On December 22, 2017, the Tax Act was enacted. The Tax Act significantly revised the U.S. corporate income tax law by, among other things, decreasing the federal corporate income tax rate from 35% to 21% effective January 1, 2018. As a result of the reduction in the corporate income tax rate, we were required to remeasure our U.S. net deferred taxes at December 31, 2017. The impact of the remeasurement resulted in a one‑time credit to income tax expense of $2.4 million for the three months and year ended December 31, 2017. Effective January 1, 2018, the impact of the Tax Act lowered our combined statutory federal income tax rate plus an estimate for state, local and foreign income taxes from approximately 38% to 25% thus lowering our income tax expense beginning in calendar year 2018. The reduction in our combined statutory federal income tax rate plus an estimate for state, local and foreign income taxes from approximately 38% to 25% also reduced the tax benefit of goodwill and acquired intangible assets beginning in 2018.

Share‑Based Compensation

We have share‑based compensation arrangements covering directors, senior management, investment professionals and other employees. We calculate share‑based compensation using the fair value of the awards on the grant date. Our share‑based compensation arrangements include restricted stock and options which vest based on service, performance and market conditions. We recognize expense on a straight‑line basis over the requisite service period for service based awards and on an accelerated basis for awards that vest based on performance and market conditions. Share-based compensation expense is adjusted for actual forfeitures in the period the forfeiture occurs. We estimate the fair value of stock option awards using the Black‑Scholes option pricing model. The Black‑Scholes model requires us to make assumptions about the volatility of our stock and the expected life of our stock options. In measuring expected volatility, we consider the historical volatility of the common stock of several public peer companies adjusted for differing levels of leverage, and following the IPO, we also consider the volatility of the Company’s common stock for the post-IPO period. The fair value of restricted share awards with service based vesting conditions and performance based vesting conditions is based on the market price of our stock on the date of grant. The fair value of restricted share awards subject to market conditions is estimated based on a probability-weighted expected value analysis. The most subjective assumptions in the determination of the fair value of share‑based awards and share-based compensation expense recognized is the estimated fair value of our stock on the date of grant and derived service period for non-service based awards. We have historically considered the implied fair value of our stock based on periodic transactions with third parties, as well as an annual valuation of our Company performed by an independent third‑party. Following the IPO, we established a policy of considering the closing sale price of our Class A common stock as quoted on NASDAQ on the date of grant for purposes of determining fair value of such awards.

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

The value of our AUM was $52.8 billion at December 31, 2018. A 10% increase or decrease in the value of our AUM, if proportionately distributed over all of our strategies, products and client relationships, would cause an annualized increase or decrease in our revenues of approximately $35.4 million at our weighted‑average fee rate of 67 basis points for the year ended December 31, 2018. Because of declining fee rates from larger relationships and differences in our fee rates across investment strategies, a change in the composition of our AUM, in particular, an increase in the proportion of our total AUM attributable to strategies, clients or relationships with lower effective fee rates, could have a material negative impact on our overall weighted‑average fee rate. The same 10% increase or decrease in the value of our total AUM, if attributed entirely to a proportionate increase or decrease in the AUM of the Victory Funds, to which we provide a range of services in addition to those provided to institutional separate accounts, would cause an annualized increase or decrease in our revenues of approximately $44.3 million at the Victory Funds’ aggregate weighted‑average fee rate of 84 basis points. If the same 10% increase or decrease in the value of our total AUM was attributable entirely to a proportionate increase or decrease in the assets of our institutional separate accounts, it would cause an annualized increase or decrease in our revenues of approximately $23.2 million at the weighted‑average fee rate across all of our institutional separate accounts of 44 basis points for the year ended December 31, 2018.

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

We have not adopted a corporate‑level risk management policy to manage this exchange rate risk. Assuming 9% of our AUM are invested in securities denominated in currencies other than the U.S. dollar and excluding the impact of any hedging arrangement, a 10% increase or decrease in the value of the U.S. dollar would decrease or increase the fair value of our AUM by $474.9 million, which would cause an annualized increase or decrease in revenues of approximately $3.2 million at our weighted‑average fee rate for the business of 67 basis points for the year December 31, 2018.

We operate in several foreign countries and incur operating expenses associated with these operations. In addition, we have revenue and revenue‑sharing arrangements that are denominated in non‑U.S. currencies. We do not believe foreign currency fluctuations materially affect our results of operations.

Interest Rate Risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. At December 31, 2018, we were exposed to interest rate risk as a result of the amounts outstanding under the Existing Credit Agreement.

Item 8. Financial Information and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
Victory Capital Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Victory Capital Holdings, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for the Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.

Cleveland, Ohio

March 15, 2019

Victory Capital Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except for shares)

	December 31,	December 31,
	2018	2017
Assets
Cash and cash equivalents	$51,491	$12,921
Investment management fees receivable	37,980	42,264
Fund administration and distribution fees receivable	3,153	3,925
Other receivables	2,987	9,728
Prepaid expenses	2,664	5,441
Available-for-sale securities, at fair value	601	677
Trading securities, at fair value	12,719	10,659
Property and equipment, net	8,780	8,844
Goodwill	284,108	284,108
Other intangible assets, net	387,679	408,000
Other assets	9,349	6,055
Total assets	$801,511	$792,622

Liabilities and stockholders' equity
Accounts payable	$607	$327
Accrued compensation and benefits	30,228	29,305
Accrued expenses	19,743	21,669
Deferred compensation plan liability	12,719	10,659
Consideration payable for acquisition of business	5,838	9,856
Deferred tax liability, net	6,212	4,068
Other liabilities	1,759	2,330
Long-term debt	268,857	483,225
Total liabilities	345,963	561,439

Stockholders' equity:
Common stock, $0.01 par value per share: 2018 - no shares authorized, issued and outstanding; 2017 - 78,837,300 shares authorized, 57,182,730 issued and 55,118,673 shares outstanding	—	572
Class A common stock, $0.01 par value per share: 2018 - 400,000,000 shares authorized, 15,280,833 shares issued and 14,424,558 shares outstanding; 2017 - no shares authorized, issued and outstanding	153	—
Class B common stock, $0.01 par value per share: 2018 - 200,000,000 shares authorized, 55,284,408 shares issued and 53,137,428 shares outstanding; 2017 - no shares authorized, issued and outstanding	553	—
Additional paid-in capital	604,401	435,334
Class A treasury stock, at cost: 2018 - 856,275 shares; 2017 - no shares	(8,045)	—
Class B treasury stock, at cost: 2018 - 2,146,980 shares; 2017 - 2,064,057 shares	(21,719)	(20,899)
Accumulated other comprehensive income (loss)	(86)	64
Retained deficit	(119,709)	(183,888)
Total stockholders' equity	455,548	231,183
Total liabilities and stockholders' equity	$801,511	$792,622

The accompanying notes are an integral part of the consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except for shares)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2018	2017	2016
Revenue
Investment management fees	$352,683	$343,811	$248,482
Fund administration and distribution fees	60,729	65,818	49,401
Total revenue	413,412	409,629	297,883

Expenses
Personnel compensation and benefits	145,880	144,111	122,615
Distribution and other asset-based expenses	94,680	103,439	77,497
General and administrative	30,005	33,996	26,628
Depreciation and amortization	23,277	29,910	30,405
Change in value of consideration payable for acquisition of business	(37)	(294)	(378)
Acquisition-related costs	4,346	2,094	6,619
Restructuring and integration costs	742	6,205	10,012
Total operating expenses	298,893	319,461	273,398

Income from operations	114,519	90,168	24,485

Other income (expense)
Interest income and other income/(expense)	(2,856)	(2,913)	1,086
Interest expense and other financing costs	(20,694)	(48,467)	(34,642)
Loss on debt extinguishment	(6,058)	(330)	—
Total other income (expense), net	(29,608)	(51,710)	(33,556)

Income/(loss) before income tax (expense)/benefit	84,911	38,458	(9,071)

Income tax (expense)/benefit	(21,207)	(12,632)	3,000

Net income/(loss)	$63,704	$25,826	$(6,071)

Earnings (loss) per share of common stock
Basic	$0.96	$0.47	$(0.12)
Diluted	$0.90	$0.43	$(0.12)

Weighted average number of shares outstanding
Basic	66,295,240	54,930,852	50,017,712
Diluted	70,510,536	59,577,348	50,017,712

Dividends declared per share of common stock	$—	$2.42	$—

The accompanying notes are an integral part of the consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2018	2017	2016
Net income/(loss)	$63,704	$25,826	$(6,071)

Other comprehensive income/(loss), net of tax
Net unrealized income/(loss) on available-for-sale securities	(110)	64	18
Net unrealized income on cash flow hedges	—	462	49
Net unrealized gain/(loss) on foreign currency translation	(40)	75	(62)
Total other comprehensive income/(loss), net of tax	(150)	601	5

Comprehensive income/(loss)	$63,554	$26,427	$(6,066)

The accompanying notes are an integral part of the consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(in thousands, except for shares)

								Accumulated
							Additional	Other
	Common Stock			Treasury Stock			Paid-In	Comprehensive	Retained
	Class A	Class B	Pre-IPO	Class A	Class B	Pre-IPO	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2015	$—	$—	$471	$—	$—	$(3,992)	$321,326	$(542)	$(67,834)	$249,429
Issuance of common stock	—	—	92	—	—	—	94,429	—	—	94,521
Equity issuance costs	—	—	—	—	—	—	(210)	—	—	(210)
Vesting of restricted share grants	—	—	2	—	—	—	(2)	—	—	—
Common stock repurchased	—	—	—	—	—	(12,253)	—	—	—	(12,253)
Equity awards modified to liabilities	—	—	—	—	—	—	(2,316)	—	—	(2,316)
Other comprehensive income	—	—	—	—	—	—	—	5	—	5
Share-based compensation	—	—	—	—	—	—	8,520	—	—	8,520
Dividend	—	—	—	—	—	—	—	—	(627)	(627)
Net loss	—	—	—	—	—	—	—	—	(6,071)	(6,071)
Balance, December 31, 2016	$—	$—	$565	$—	$—	$(16,245)	$421,747	$(537)	$(74,532)	$330,998
Issuance of common stock	—	—	3	—	—	—	3,190	—	—	3,193
Vesting of restricted share grants	—	—	4	—	—	—	(4)	—	—	—
Common stock repurchased	—	—	—	—	—	(4,654)	—	—	—	(4,654)
Equity awards modified to liabilities	—	—	—	—	—	—	(1,553)	—	—	(1,553)
Other comprehensive income	—	—	—	—	—	—	—	601	—	601
Share-based compensation	—	—	—	—	—	—	11,693	—	—	11,693
Dividend	—	—	—	—	—	—	—	—	(135,171)	(135,171)
Excess tax benefits realized on share-based compensation	—	—	—	—	—	—	261	—	—	261
Other	—	—	—	—	—	—	—	—	(11)	(11)
Net income	—	—	—	—	—	—	—	—	25,826	25,826
Balance, December 31, 2017	$—	$—	$572	$—	$—	$(20,899)	$435,334	$64	$(183,888)	$231,183
Issuance of Class A common stock, net of underwriter discount	128	—	—	—	—	—	156,421	—	—	156,549
Class A common stock offering costs	—	—	—	—	—	—	(4,553)	—	—	(4,553)
Redesignation of common stock	—	572	(572)	—	(20,899)	20,899	—	—	—	—
Share conversion - Class B to A	25	(25)	—	—	—	—	—	—	—	—
Repurchase of shares	—	—	—	(8,045)	—	—	—	—	—	(8,045)
Shares withheld related to net settlement of equity awards	—	—	—	—	(820)	—	—	—	—	(820)
Vesting of restricted share grants	—	2	—	—	—	—	(2)	—	—	—
Exercise of options	—	4	—	—	—	—	1,248	—	—	1,252
Shares issued under 2018 ESPP	—	—	—	—	—	—	26			26
Fractional shares retired	—	—	—	—	—	—	(2)	—	—	(2)
Cumulative effect adjustment for adoption of ASU 2016-09	—	—	—	—	—	—	512	—	1,306	1,818
Other comprehensive loss	—	—	—	—	—	—	—	(150)	—	(150)
Share-based compensation	—	—	—	—	—	—	15,417	—	—	15,417
Dividend	—	—	—	—	—	—	—	—	(831)	(831)
Net income	—	—	—	—	—	—	—	—	63,704	63,704
Balance, December 31, 2018	$153	$553	$—	$(8,045)	$(21,719)	$—	$604,401	$(86)	$(119,709)	$455,548

Victory Capital Holdings, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(in thousands, except for shares) (continued)

	Shares of Common Stock			Shares of Treasury Stock
	Class A	Class B	Pre-IPO	Class A	Class B	Pre-IPO
Balance, December 31, 2015	–	–	47,066,744	–	–	(499,478)
Issuance of common stock	–	–	9,206,095	–	–	–
Vesting of restricted share grants	–	–	259,988	–	–	–
Common stock repurchased	–	–	–	–	–	(1,220,051)
Equity awards modified to liabilities	–	–	(27,506)	–	–	–
Balance, December 31, 2016	–	–	56,505,321	–	–	(1,719,529)
Issuance of common stock	–	–	296,363	–	–	–
Vesting of restricted share grants	–	–	389,106	–	–	(344,528)
Equity awards modified to liabilities	–	–	(8,060)	–	–	–
Balance, December 31, 2017	–	–	57,182,730	–	–	(2,064,057)
Issuance of Class A common stock	12,810,860	–	–	–	–	–
Redesignation of common stock	–	57,184,766	(57,184,766)	–	(2,064,057)	2,064,057
Share conversion - Class B to A	2,467,192	(2,467,192)	–	–	–	–
Repurchase of shares	–	–	–	(856,275)	(82,923)	–
Vesting of restricted share grants	–	215,594	2,036	–	–	–
Exercise of options	–	351,503	–	–	–	–
Shares issued under 2018 ESPP	2,781	–	–	–	–	–
Fractional shares retired	–	(263)	–	–	–	–
Balance, December 31, 2018	15,280,833	55,284,408	–	(856,275)	(2,146,980)	–

The accompanying notes are an integral part of the consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended	Year Ended	Year Ended
	2018	2017	2016
Cash flows from operating activities
Net income/(loss)	$63,704	$25,826	$(6,071)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	4,116	11,191	(3,080)
Depreciation and amortization	23,277	29,910	30,405
Deferred financing costs and derivative and accretion expense	2,875	6,606	4,792
Share-based and deferred compensation	17,346	17,179	12,022
Change in fair value of contingent consideration obligations	(37)	(294)	(378)
Loss on other receivable	998	4,429	—
Unrealized depreciation (appreciation) on investments	2,872	(620)	(394)
Loss on equity method investment	730	427	—
Loss on debt extinguishment	6,058	330	—
Changes in operating assets and liabilities:
Investment management fees receivable	4,284	1,333	(4,411)
Fund administration and distribution fees receivable	772	679	(895)
Other receivables	5,640	21,456	98
Prepaid expenses	(215)	(1,231)	1,304
Other assets	57	79	(7)
Accounts payable	278	(3,550)	2,299
Accrued compensation and benefits	931	(10,607)	2,178
Accrued expenses	261	(5,701)	3,520
Deferred compensation plan liability	(48)	(181)	(17)
Other liabilities	446	(1,092)	(1,825)
Net cash provided by operating activities	134,345	96,169	39,540
Cash flows from investing activities
Purchases of property and equipment	(2,546)	(5,105)	(1,164)
Disposal of property and equipment due to restructuring	—	3,006	12
Purchases of trading securities	(7,704)	(9,567)	(4,991)
Sales of trading securities	2,772	5,166	2,585
Purchases of available-for-sale securities	(71)	(111)	(355)
Sales of available-for-sale securities	—	79	1,290
Equity method investment	(4,000)	(2,000)	(3,025)
Purchase and sale of options	—	—	(21)
Acquisition of business, net of cash acquired	—	—	(204,413)
Net cash used in investing activities	(11,549)	(8,532)	(210,082)
Cash flows from financing activities
Issuance of common stock, net of costs	—	3,193	89,259
Repurchase of common stock	(8,178)	(4,654)	(10,529)
Issuance of Class A common stock, net of underwriter discount	156,549	—	—
Payment of Class A common stock deferred offering costs	(4,287)	—	—
Issuance of Class B common stock	1,250	—	—
Payments of taxes related to net share settlement of equity awards	(510)	—	—
Issuance of Class A common stock under 2018 ESPP	26	—	—
Payment of equity awards modified to liabilities	—	(1,836)	(4,632)
Excess tax benefits on share-based compensation	—	261	—
Proceeds from long-term senior debt	359,100	125,000	129,975
Proceeds from draw on line of credit	—	—	3,500
Repayment of draw on line of credit	—	(3,500)	—
Payment of debt financing fees	(2,508)	(1,733)	(5,854)
Repayment of long-term senior debt	(579,750)	(63,877)	(21,013)
Repayment of promissory note	(575)	(575)	(479)
Payment of dividends	(831)	(135,171)	(627)
Payment of consideration for acquisition	(4,447)	(8,381)	(7,761)
Net cash (used in) provided by financing activities	(84,161)	(91,273)	171,839
Effect of changes of foreign exchange rate on cash and cash equivalents	(65)	116	—
Net increase (decrease) in cash and cash equivalents	38,570	(3,520)	1,297
Cash and cash equivalents, beginning of period	12,921	16,441	15,144
Cash and cash equivalents, end of period	$51,491	$12,921	$16,441
Supplemental cash flow information
Cash paid for interest	$17,530	$41,489	$29,393
Cash paid for income taxes	17,993	758	495
Supplemental disclosure of non-cash items
Promissory note issued for repurchase of common stock and equity awards	—	—	1,724

The accompanying notes are an integral part of the consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2018, 2017 and 2016

1. Organization and Nature of Business

Victory Capital Holdings, Inc., a Delaware corporation (along with its wholly-owned subsidiaries, collectively referred to as “the Company”) was formed on February 13, 2013 for the purpose of acquiring Victory Capital Management Inc. (“VCM”) and Victory Capital Advisers, Inc. (“VCA”), which occurred on August 1, 2013.

VCM is a registered investment adviser managing assets through open-end mutual funds, separately managed accounts, unified management accounts, ETFs, collective trust funds, wrap separate account programs and UCITs. VCM also provides mutual fund administrative services for the Victory Portfolios, Victory Variable Insurance Funds, Victory Institutional Funds and the mutual fund series of the Victory Portfolios II (collectively, “the Victory Funds”), a family of open-end mutual funds, and the VictoryShares (the Company’s ETF brand). VCM additionally employs all of the Company’s U.S. investment professionals across its Franchises and Solutions, which are not separate legal entities. VCM’s three wholly-owned subsidiaries include RS Investment Management (Singapore) Pte. Ltd., RS Investments (Hong Kong) Limited, and RS Investments (UK) Limited.

VCA is registered with the SEC as an introducing broker-dealer and serves as distributor and underwriter for the Victory Funds.

On September 21, 2018, the Company entered into the Harvest Purchase Agreement, whereby the Company agreed to purchase 100% of the equity interests of Harvest, an asset management company specializing in yield enhancement overlay, risk reduction, alternative beta and absolute return investment strategies. The Harvest Acquisition is expected to close in the second quarter of 2019 and is subject to the receipt of a specified level of client consents, termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), which termination was received on November 6, 2018, and other closing conditions.

On November 6, 2018, the Company entered into the USAA Stock Purchase Agreement, whereby the Company agreed to purchase 100% of the outstanding common stock of USAA Asset Management Company (“AMCO”) and USAA Transfer Agency Company d/b/a USAA Shareholder Account Services (the “USAA Acquired Companies”). The USAA AMCO Acquisition includes AMCO’s mutual fund and ETF businesses and the USAA 529 College Savings Plan. Upon the closing of the USAA AMCO Acquisition, Victory will have the rights to offer products and services using the USAA brand and AMCO’s investment teams will continue serving the investment needs of the military community and their families. The USAA AMCO Acquisition is expected to close around the end of the second quarter of 2019 and is subject to, among other things, the receipt of a specified level of client consents, the expiration or termination of the applicable waiting period under the HSR Act, the absence of any material adverse effect as defined in the USAA Stock Purchase Agreement on the business of the USAA Acquired Companies, and other customary closing conditions.

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
•

A substantial majority of the Company’s employee stockholders entered into an Employee Shareholders’ Agreement, pursuant to which they granted an irrevocable voting proxy with respect to the shares of the Company’s common stock they acquired from the Company, and any shares they may acquire from or be granted by the Company in the future, to the Employee Shareholders Committee. The current members of the Employee Shareholders Committee are the Chief Executive Officer, the President, Chief Financial Officer and Chief Administrative Officer and the President, Investment Franchises.

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

On September 21, 2018, in connection with executing the Harvest Purchase Agreement, the Company entered into the Harvest Commitment Letter for an incremental senior secured term loan facility under the Existing Credit Agreement.

On November 6, 2018, in connection with executing the USAA Stock Purchase Agreement, the Company entered into the USAA AMCO Credit Facilities Commitment Letter.

See Note 3 to the audited consolidated financial statements for additional information on the Harvest Purchase Agreement and USAA Stock Purchase Agreement and Note 10 for additional information on the Company’s current debt structure, the Harvest Commitment Letter and USAA AMCO Credit Facilities Commitment Letter.

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

Retroactive Adjustments for Common Stock Split

The Company's Board of Directors and stockholders approved a 175.194 for 1 stock split of the Company's common stock on February 1, 2018. All common share and common per share amounts in the consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this stock split (see Notes 13, 14 and 17).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly‑owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

The Company's involvement with non‑consolidated sponsored investment funds that are considered VIEs include providing investment advisory services, fund administration and distribution services and/or holding a minority interest. At December 31, 2018, 2017 and 2016, the Company's investments in and maximum risk of loss related to unconsolidated sponsored VIE investment funds totaled $12.9 million, $10.9 million and $5.6 million respectively which are included in available‑for‑sale securities and trading securities in the consolidated balance sheets. The Company has not provided financial support to these entities outside the ordinary course of business, which includes assuming operating expenses of funds for competitive or contractual reasons through fee waivers and fund expense reimbursements. The Company does not consolidate the sponsored investment funds in which it had an equity investment as it holds a minority interest, does not direct significant activities of these funds and does not have the right to receive benefits nor the obligation to absorb losses that could potentially be significant to these funds.

During 2018, the Company’s involvement with other non‑consolidated VIEs included an equity method investment and put and call option arrangements with Cerebellum. The put and call option arrangements ended in the first quarter of 2018. The Company’s maximum risk of loss associated with Cerebellum totaled $9.0 million and $6.0 million at December 31, 2018 and December 31, 2017, respectively, which includes the $9.0 million investment at December 31, 2018 and as of December 31, 2017, $5.0 million investment and $1.0 million exposure under the put option for the purchase of additional equity. See Note 12.

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

Waivers of investment management fees from affiliated funds are included in investment management fees in the consolidated statements of operations. In 2018, 2017 and 2016, the amount of waivers of investment management fees from affiliated funds was immaterial.

Performance‑based investment management fees, which includes fees payable under fulcrum fee arrangements, are accrued only when the performance period is complete, the amount of revenue is no longer subject to adjustment and collectability is reasonably assured. Performance-based investment management fees are recorded in investment management fees in the consolidated statements of operations. In 2018 and 2017, the Company recognized $1.9 million and $1.2 million of performance-based investment management fees, respectively. In 2016 the Company recognized an immaterial amount of performance‑based investment management fees.

Fund Administration Fees

Fund administration fees are accrued on a monthly basis and are determined based on the contractual rate applied to average daily net assets of the Victory Funds for which administration services are provided. The Company is the primary obligor and has the ability to select the service provider and establish pricing and therefore, records fund administration fees and expenses on a gross basis.

The fair value of AUM of the Victory Funds is primarily determined using quoted market prices or independent third‑party pricing services or broker price quotes. In limited circumstances, a quotation or price evaluation is not readily available from a pricing service. In these cases, pricing is determined by management based on a prescribed valuation process that has been approved by the directors/trustees of the sponsored products. The same prescribed valuation process is used to price securities in separate accounts and other vehicles for which a quotation or price evaluation is not readily available from a pricing service. For the periods presented, a de minimis amount of the AUM was priced in this manner.

Fund Distribution Fees

The Company’s introducing broker-dealer VCA adopted ASU 2014-09 on January 1, 2018 and updated the following policies.

(a) Revenue Recognition

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

VCA’s distribution fee revenue totaled $37.3 million, $43.5 million and $32.7 million for the years ended December 31, 2018, 2017 and 2016, respectively, and is recorded in fund administration and distribution fees on the consolidated statements of operations.

(b) Prepaid C Share Commissions

VCA may pay upfront sales commissions to dealers and institutions that sell Class C shares of the participating Victory Funds at the time of such sale. Upfront sales commission payments with respect to Class C shares equal 1.00% of the purchase price of the Class C shares sold by the dealer or institution. When VCA makes an upfront payment to a dealer or institution for the sale of Class C shares, VCA capitalizes the cost of such payment, which is recorded in prepaid expenses on the consolidated balance sheets, and amortizes the cost over a 12 month period, the estimated period of benefit.

Distribution and Other Asset‑Based Expenses

Distribution and other asset‑based expenses include broker dealer distribution, platform distribution, sub‑administration, and sub‑advisory expenses. These expenses are accrued on a monthly basis and are generally calculated as a percentage of AUM and vary as levels of AUM change from inflows, outflows and market movement and with the number of days in the month.

Also included in distribution and other asset‑based expenses are middle office expenses. Middle office expenses are accrued on a monthly basis and vary with changes in mutual fund, institutional and wrap separate account AUM levels, the number of accounts and volume of account transaction activity.

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

Contract termination liabilities are recorded for contract termination costs when the Company terminates a contract or stops using the product or service covered by the contract. Contract termination liabilities are recognized and measured at fair value. Contract termination costs are recorded in restructuring and integration costs in the consolidated statements of operations. A rollforward of restructuring and integration liabilities for 2018, 2017 and 2016 appears below.

(in millions)	2018	2017	2016
Liability balance, beginning of period	$0.1	$7.4	$5.0
Severance expense
RS Investments	—	0.5	7.4
Other	0.7	0.3	—
Contract termination expense
RS Investments	—	5.0	2.4
Integration costs	—	0.4	0.2
Restructuring and integration costs	0.7	6.2	10.0
Settlement of liabilities	(0.7)	(13.5)	(7.6)
Liability balance, end of period	$0.1	$0.1	$7.4
Accrued expenses	$0.1	$0.1	$6.9
Other liabilities	—	—	0.5
Liability balance, end of period	$0.1	$0.1	$7.4

Cash and Cash Equivalents

Cash and cash equivalents consist of cash at banks, money market accounts and funds and short‑term liquid investments with original maturities of three months or less at the time of purchase. For the Company and certain subsidiaries, cash deposits at a financial institution may exceed Federal Deposit Insurance Corporation insurance limits.

Investments

Available‑For‑Sale Securities

Available‑for‑sale securities include investments in affiliated mutual funds and are recorded in available‑for‑sale securities in the consolidated balance sheets. Investments in available‑for‑sale securities are carried at fair value. Changes in fair value are recognized as a component of other comprehensive income/(loss) until the securities are sold. Unrealized holdings gains or losses (to the extent such losses are considered temporary) are reported net of deferred tax as a separate component of accumulated other comprehensive income/(loss) until realized. Upon disposition, the gain or loss on the security is reclassified from other comprehensive income/(loss) to other income/(expense) in the consolidated statements of operations. The cost of securities sold is determined using the specific identification method. Dividend income is accrued on the declaration date and is included in other income in the consolidated statements of operations. Transactions are recorded on a trade‑date basis.

The Company periodically reviews each individual security that is in an unrealized loss position to determine if the impairment is other‑than‑temporary. Factors that are considered in determining whether other‑than‑temporary declines in value have occurred include the severity and duration of the unrealized loss and the Company's ability and intent to hold the security for a length of time sufficient to allow for recovery of such unrealized losses. Impairment charges are recorded in other income (expense) in the consolidated statements of operations. No impairments were recognized as a result of such review in the years ended December 31, 2018, 2017 and 2016.

Trading Securities

Trading securities include investments in affiliated and third party mutual funds held in a rabbi trust under a deferred compensation plan. Trading securities are recorded at fair value in the consolidated balance sheets. Changes in value in trading securities are recognized by the Company in other income/(expense) in the consolidated statements of operations.

The Company's available‑for‑sale and trading securities are valued through the use of quoted market prices available in an active market, which is the net asset value of the funds.

Derivative Financial Instruments

The Company evaluates financial instruments and other contracts to determine if the arrangement meets the characteristics of a derivative under ASC 815 and the criteria to use hedge accounting.

Hedging instruments

Derivatives are recorded as other assets and other liabilities on the balance sheet and are measured at fair value. To qualify for hedge accounting, the derivative must be deemed to be highly effective in offsetting the designated changes in the hedged item. If the Company's derivatives qualify as cash flow hedges, the effective portion of fluctuations in the fair value of the derivatives are recorded in accumulated other comprehensive income/(loss) and reclassified, as adjustments to interest expense, as the underlying hedged item impacts the consolidated statements of operations.

The change in fair value of the ineffective portion of the derivative, if any, is recognized immediately in the consolidated statements of operations. If a cash flow hedge is terminated or is no longer considered to be effective, hedge accounting is discontinued prospectively. If the derivative continues to exist, future changes in fair value are accounted for in the consolidated statements of operations unless the derivative is re‑designated in a new qualifying hedge relationship.

For the period from December 2014 to December 2017, the Company used interest rate cap derivatives to manage interest rate risk related to a portion of its long-term debt. The Company assessed ongoing effectiveness for these interest rate cap derivatives, which were designated as cash flow hedges, based on total changes in the cap's cash flows and by reviewing whether there had been any changes in the critical terms of the cap or transaction being hedged or any adverse changes in the counterparty's credit. No hedge ineffectiveness was recorded in the years ended December 31, 2017 and 2016. The Company’s interest rate cap derivatives expired on December 31, 2017.

Property and Equipment

Property and equipment is recorded at cost less accumulated depreciation. Depreciation and amortization is computed using the straight‑line method over the estimated useful lives of the related assets, generally three to ten years. Improvements to leased property are amortized on a straight‑line basis over the lesser of the useful life of the improvements or the term of the applicable lease. When assets are sold or retired, the related cost and accumulated depreciation are removed from the respective accounts and any resulting gain or loss is included in other income (expense) in the consolidated statements of operations. Gains and losses resulting from the sale or disposal of assets as part of a restructuring plan are included in restructuring and integration costs in the consolidated statements of operations. The cost of repairs and maintenance are expensed as incurred. Equipment and leasehold improvements are tested for impairment whenever changes in facts or circumstances indicate that the carrying amount of an asset may not be recoverable.

Segment Reporting

The Company operates in one business segment that provides investment management services and products to institutional and intermediary clients. The Company's determination that it has one operating segment is based on the fact that the Chief Operating Decision Maker reviews the Company's financial performance on an aggregate level.

Goodwill

Goodwill represents the excess cost of the acquisition over the fair value of net assets acquired in a business combination. For goodwill impairment testing purposes, the Company has determined that there is only one reporting unit.

The Company tests goodwill for impairment on an annual basis, or more frequently if facts and circumstances indicate that goodwill may be impaired. Factors that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the Company's use of the acquired assets in a business combination or strategy for the Company's overall business, and significant negative industry or economic trends. The Company conducts the annual impairment assessment as of October 1st. The Company uses a qualitative approach to test for potential impairment of goodwill. If, after considering various factors, management determines that it is more likely than not that goodwill is impaired, a two‑step process to test for and measure impairment is performed which begins with an estimation of the fair value of the Company by considering discounted cash flows. The assumptions used to estimate fair value include management's estimates of future growth rates, operating cash flows, discount rates and terminal value. These assumptions and estimates can change in future periods based on market movement and factors impacting the expected business performance. Changes in assumptions or estimates could materially affect the determination of the fair value of the Company. If the present value of future expected cash flows falls below the recorded book value of equity, the Company's goodwill would be considered impaired.

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

Definite‑lived intangible assets represent the value of acquired customer relationships in institutional separate accounts, collective funds, intermediary wrap separate account (wrap SMA) and unified managed account/model (UMA) programs. Definite‑lived intangible assets also include intellectual property, advisory contracts that do not have a sufficient history of annual renewal, definite-lived trade name assets and non‑competition agreements.

The Company amortizes definite‑lived identifiable intangible assets on a straight‑line basis over a period that is shorter than the asset's economic life as the pattern of economic benefit cannot be reliably determined. Management periodically evaluates the remaining useful lives and carrying values of the intangible assets to determine whether events and circumstances indicate that a change in the useful life or impairment in value may have occurred. Indicators of impairment monitored by management include a decline in the level of managed assets, changes to contractual provisions underlying certain intangible assets and reductions in underlying operating cash flows. Should there be an indication of a change in the useful life or impairment in value of the definite‑lived intangible assets, the Company compares the carrying value of the asset to the projected undiscounted cash flows expected to be generated from the underlying asset over its remaining useful life to determine whether impairment has occurred. If the carrying value of the asset exceeds the undiscounted cash flows, the asset is written down to its fair value determined using discounted cash flows. The Company writes off the cost and accumulated amortization balances for all fully amortized intangible assets.

Indefinite‑lived intangible assets include trade names and contracts for advisory and distribution services where the Company expects to, and has the ability to continue to manage these funds indefinitely, the contracts have annual renewal provisions, and there is a high likelihood of continued renewal based on historical experience. Trade names are considered indefinite‑lived intangible assets when they are expected to generate cash flows indefinitely.

Indefinite‑lived intangible assets are reviewed for impairment annually as of October 1st using a qualitative approach which requires that positive and negative evidence collected as a result of considering various factors be weighed in order to determine whether it is more likely than not that an indefinite‑lived intangible asset is impaired. In addition, periodically management reconsiders whether events or circumstances indicate that a change in the useful life may have occurred.

Indicators of a possible change in useful life monitored by management include a significant decline in the level of managed assets, changes to legal, regulatory or contractual provisions of the renewable investment advisory contracts and reductions in underlying operating cash flows. The Company estimates the fair value of the indefinite‑lived intangible asset and compares it to the book value of the asset to determine whether an impairment charge is necessary. Impairment is indicated when the carrying value of the intangible asset exceeds its fair value.

Investment Management Fees Receivable and Fund Administration and Distribution Fees Receivable

Investment management fees receivable include investment management fees due from the Victory Funds and VictoryShares and investment management fees due from non-affiliated parties. Fund administration and distribution fees receivable include fund administration and fund distribution fees due from the Victory Funds and VictoryShares.

Provision for credit losses on these receivables is made in amounts required to maintain an adequate allowance to cover anticipated losses. All investment management fees receivable and fund administration and distribution fees receivable were determined to be collectible as of December 31, 2018, 2017 and 2016, and accordingly, no reserve for credit losses and no provision for credit losses were recognized as of and for the years ended December 31, 2018, 2017 and 2016.

Other Receivables

Other receivables primarily include income and other taxes receivable and amounts due to the Company under a contract with a third party acquired in the RS Acquisition. All amounts included in other receivables were determined to be collectible as of December 31, 2018, 2017 and 2016.

Share‑Based Compensation

Compensation expense related to share‑based payments is measured at the grant date based on the fair value of the award. The fair value of each option granted is estimated using the Black‑Scholes option valuation model. The Black‑Scholes option valuation model incorporates assumptions as to dividend yield, expected volatility, an appropriate risk‑free interest rate and the expected life of the option. The fair value of restricted share awards with service based vesting conditions and performance based vesting conditions is based on the market price of our stock on the date of grant. The fair value of restricted share awards subject to market conditions is estimated based on a probability-weighted expected value analysis. Compensation expense is recognized on a straight‑line basis over the total vesting period of the award for the service portion of restricted share awards and stock option awards. Compensation expense is recognized on an accelerated basis over the derived service period for awards that vest based on market conditions and on an accelerated basis over the requisite service period for awards with performance conditions if it is probable that the performance conditions will be satisfied. Compensation expense is adjusted for actual forfeitures in the period the forfeiture occurs. The corresponding credit for restricted share and stock option compensation expense is recorded to additional paid in capital.

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

Deferred Financing Fees

The costs of obtaining term loan financing are capitalized in long‑term debt in the consolidated balance sheets and amortized to interest expense and other financing costs in the consolidated statements of operations over the term of the respective financing using the effective interest method. The costs of obtaining revolving line of credit financing are capitalized in other assets in the consolidated balance sheets and amortized to interest expense and other financing costs in the consolidated statements of operations on a straight‑line basis over the term of the facility.

Debt Modification

Gains and losses on debt modifications that are considered extinguishments are recognized in current earnings. Debt modifications that are not considered extinguishments are accounted for prospectively through yield adjustments, based on the revised terms. Legal fees and other costs incurred with third parties that are directly related to debt modifications are expensed as incurred and generally are included in general and administrative expense in the consolidated statements of operations. In 2018, the Company expensed $1.9 million in costs related to debt modifications upon entering into the Existing Credit Agreement. In 2017, the Company expensed $1.2 million in costs related to debt modifications upon the issuance of Incremental Term Loan 3 to fund the 2017 Special Dividend and an additional $1.0 million in costs related to debt modifications upon the 2017 Debt Refinancing. During 2016, the Company expensed $0.8 million in costs related to debt modifications upon the issuance of Incremental Term Loan 2 to finance the RSIM acquisition, which were included in acquisition-related costs in the consolidated statements of operations. The analysis as to whether a modification of debt is an extinguishment or modification is performed on a creditor‑by‑creditor basis. See Note 10 for information on debt refinancings and modifications.

Leases

The Company currently leases office space and equipment under various leasing arrangements. As these leases expire, it can be expected that in the normal course of business they will be renewed or replaced. Leases are classified as either capital leases or operating leases, as appropriate. Lease agreements that are classified as operating leases may contain renewal options, rent escalation clauses or other inducements provided by the landlord. Rent expense is accrued to recognize lease escalation provisions and inducements provided by the landlord, if any, on a straight‑line basis over the lease term commencing when the Company obtains the right to control the use of the leased property. Rent expense is included in general and administrative expense in the consolidated statements of operations.

Treasury Stock

Acquisitions of treasury stock are recorded at cost. Treasury stock held is reported as a deduction from stockholders' equity in the consolidated balance sheets. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock on a specific‑identification basis. Additional paid‑in capital from treasury stock transactions is increased as the Company reissues treasury stock for more than the cost of the shares. If the Company issues treasury stock for less than its cost, additional paid‑in capital from treasury stock transactions is reduced to no less than zero. Once this account is at zero, any further required reductions are recorded to retained deficit in the consolidated balance sheets.

Foreign Currency Transactions

The financial statements of RSSI, RSHK and RSUK, which operate outside of the United States (U.S.), are measured using the local currency as the functional currency. Adjustments to translate those statements into U.S. dollars are recorded in other comprehensive income/(loss) (OCI), which were immaterial in amount at December 31, 2018, 2017 and 2016.

Transactions denominated in currencies other than the functional currency are recorded using the exchange rate on the date of the transaction. Exchange differences arising on the settlement of financial assets and liabilities are recorded in other income/(expense) in the consolidated statements of operations. Foreign exchange gains and losses for the years ended December 31, 2018, 2017 and 2016 were immaterial.

Income Taxes

Income taxes are accounted for using the assets and liability method as required by ASC 740, Income Taxes (ASC 740). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax liabilities are generally attributable to indefinite‑lived intangible assets and depreciation. Deferred tax assets are generally attributable to definite‑lived intangible assets, stock compensation, deferred compensation and federal, state and foreign loss carryforwards and the benefit of uncertain tax positions. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

The Company records income tax liabilities pursuant to ASC 740, which prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de‑recognition, classification of interest and penalties, accounting in interim periods, disclosure and transition. For tax positions meeting a "more‑likely‑than‑not" threshold, the amount recognized in the financial statements is the largest amount of benefit greater than 50% likely of being sustained. The more‑likely‑than‑not threshold must continue to be met in each reporting period to support continued recognition of the benefit. The Company's accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as income taxes.

Certain income tax effects of the Tax Cuts and Jobs Act enacted in December 2017 ("Tax Act") were reflected in the Company’s financial results in accordance with Staff Accounting Bulletin No. 118 (SAB 118), which provides SEC staff guidance regarding the application of ASC Topic 740 in the reporting period in which the Tax Act became law. See also Note 9 for further detail.

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

Contingent and Deferred Payment Arrangements

The Company periodically enters into contingent and/or deferred payment arrangements in connection with its business combinations. Liabilities under contingent and deferred payment arrangements are recorded in consideration payable for acquisition of business in the consolidated balance sheets. In contingent payment arrangements, the Company agrees to pay additional consideration to the sellers based on future performance, such as future net revenue levels. The Company estimates the fair value of these potential future obligations at the time a business combination is consummated and records a liability in the consolidated balance sheet at estimated fair value. In deferred payment arrangements, the Company records a liability in the consolidated balance sheet for the estimated fair value, which is the present value, of the future payments as of the acquisition date.

If the Company's expected payments under contingent payment obligations subsequently change, the obligation is reduced or increased in the current period resulting in a gain or loss, respectively. Gains and losses resulting from changes to expected payments under contingent payment obligations are reflected in change in value of consideration payable for acquisition of business in the consolidated statements of operations.

The Company accretes deferred payment obligations to their expected payment amounts over the period covered by the arrangement. Accretion expense related to deferred payment obligations is reflected in interest expense and other financing costs in the consolidated statements of operations and totaled $0.5 million, $0.6 million and $0.7 million in 2018, 2017 and 2016, respectively.

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

Reclassifications

Certain reclassification adjustments have been made to conform prior periods’ consolidated financial statements and notes to the consolidated financial statements to the current year presentation for comparative purposes. This includes the presentation of treasury stock as Class B treasury stock at December 31, 2017 on the consolidated balance sheets.

Adoption of New Accounting Standards

ASU 2016-09 Compensation – Stock Compensation (Topic 718) was issued by the FASB in March 2016 to reduce the cost and complexity of reporting on employee share-based payments and to address the tax reporting, forfeitures, and expected term related to equity awards. ASU 2016-09 eliminates the requirement that excess tax benefits be realized through a reduction in income taxes payable before the benefits can be recognized.

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

With the adoption of ASU 2016-09, the Company now recognizes the income tax effects of share-based compensation in income tax expense, which may cause significant fluctuations in the reported amount of income tax expense in the consolidated statements of operations and the effective tax rate as restricted shares vest and stock options are exercised. In addition, upon adoption of ASU 2016-09, the Company made the election to account for forfeitures of equity awards as they occur. The Company elected to adopt the amendment related to the cash flow presentation of excess tax benefits prospectively and prior periods have not been adjusted.

ASU 2017-09 was issued by the FASB in May 2017 to clarify when changes in the terms or conditions of a share-based payment award qualify for accounting treatment as a modification. The Company adopted ASU 2017-09 on January 1, 2018 and will apply the new guidance prospectively to awards modified after January 1, 2018. The adoption had no significant impact on the Company’s consolidated financial statements for the year ended December 31, 2018.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASC 606, as amended), which supersedes existing revenue recognition guidance. ASU 2014-09 and all subsequent amendments related to ASU 2014-09 (the “new revenue guidance") requires the following steps when recognizing revenue: 1) identify the contract with the customer 2) identify performance obligations in the contract 3) determine the transaction price 4) allocate the transaction price to the performance obligations in the contract and 5) recognize revenue when or as performance obligations are satisfied. The new revenue guidance requires additional disclosures related to the nature, amount, timing and uncertainty of revenue from customer contracts. ASU 2014-09 may be adopted by using one of two methods 1) retrospective application to each prior reporting period presented or 2) a modified retrospective approach, requiring the standard be applied only to the most current period presented, with the cumulative effect of initially applying the standard recognized at the date of initial application. The new revenue guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, for non-emerging growth companies, and for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, for the Company.

The Company's implementation assessment included the identification of revenue within the scope of the guidance, as well as the review of terms and conditions of a sample of revenue contracts covering a broad range of vehicles and products. The Company adopted ASU 2014-09 effective January 1, 2019, using the modified retrospective approach, and no cumulative effect adjustment was required to be recorded. The Company determined that the new guidance did not have a material impact on the timing of recognition of the Company’s revenue. The most significant impact from adopting the new guidance was a change to a net presentation of certain fund expense reimbursements which were previously presented on a gross basis. These fund expense reimbursements totaled $12.9 million in 2018 and were recorded in distribution and other asset-based expenses in the consolidated statements of operations. Effective January 1, 2019, fund expense reimbursements are recorded in investment management fees on the consolidated statements of operations.

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

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities". This update requires equity securities to be measured at fair value and changes in the fair value of equity securities to be recognized in net income. The update is effective for fiscal years beginning after December 15, 2017 for non-emerging growth companies and for fiscal years beginning after December 31, 2018 for the Company. The Company adopted ASU 2016-01 on January 1, 2019, and the adoption had an immaterial impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. ASU 2016-02 is amended by ASU 2018-01, ASU 2018-10, ASU 2018-11 and ASU 2018-20, which FASB issued in January 2018, July 2018, July 2018 and December 2018, respectively (collectively, the amended ASU 2016-02). The amended ASU 2016-02 requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from current GAAP. The amended ASU 2016-02 retains a distinction between finance leases (i.e. capital leases under current GAAP) and operating leases. The classification criteria for distinguishing between finance leases and operating leases will be substantially similar to the classification criteria for distinguishing between capital leases and operating leases under current GAAP. The amended ASU 2016-02 also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. A modified retrospective transition approach is used when adopting the amended ASU 2016-02, which includes a number of optional practical expedients that entities may elect to apply. The amended ASU will be effective for fiscal years beginning after December 15, 2018 for non-emerging growth companies and for fiscal years beginning after December 15, 2019 for the Company. The Company is currently evaluating the impact on its financial statements of adopting this standard.

In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments". The update provides guidance on certain cash flow statement classifications that were previously unclear or lacked specific guidance. The classifications addressed in the update include debt extinguishment costs, contingent consideration payments made after a business combination, and distributions received from equity method investees. The update is effective for fiscal years beginning after December 15, 2017 for non-emerging growth companies and for fiscal years beginning after December 15, 2018 for the Company. The Company is in the process of analyzing how the new rules will impact financial reporting.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and other (Topic 350), Simplifying the Test for Goodwill Impairment”. The standard eliminates Step 2 from the goodwill impairment test. Under the amended guidance, an entity will perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, but the loss cannot exceed the total amount of goodwill allocated to the reporting unit. The new guidance is effective for the Company’s fiscal year that begins after December 15, 2020 and requires a prospective approach to adoption. Early adoption is permitted for interim or annual goodwill impairment tests. Upon adoption, the new guidance will impact the Company’s consolidated financial statements and related disclosures only in the event there is goodwill impairment.

In February 2018, the FASB issued ASU 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income". ASU 2018-02 allows companies to reclassify tax effects stranded in accumulated other comprehensive income/(loss) as a result of tax reform to retained earnings/(deficit). The guidance is effective for the Company’s fiscal year beginning January 1, 2019. Early adoption is permitted. The Company adopted ASU 2018-02 on January 1, 2019, and the adoption had an immaterial impact on the Company’s consolidated financial statements.

In March 2018, the FASB issued ASU 2018-05 incorporating guidance from SEC Staff Accounting Bulletin (SAB) 118 into Accounting Standards Codification 740 on income taxes. SAB 118 addresses situations where companies are not able to complete their accounting for the income tax effects of the Tax Cuts and Jobs Act (the “Tax Act”) in the period of enactment. See Note 9 for more information on the Company’s accounting for the income tax effects of the Tax Act.

On October 4, 2018, as part of Rule 3-04 of Regulation S-X, the SEC published amended rules requiring an analysis of changes in stockholders’ equity for the current and comparative quarter and year to date periods in financial statements included in quarterly reports on Form 10-Q. The new rule took effect on November 5, 2018. To provide transition relief, the SEC’s Division of Corporation Finance issued a Compliance and Disclosure Interpretation stating that the SEC staff will not object if a filer’s first presentation of the changes in stockholders’ equity is included in its Form 10-Q for the quarter that begins after the effective date of the amendments. The Company will begin including an analysis of changes in stockholders’ equity for the current and comparative quarter in its financial statements included on Form 10-Q for the quarter ending March 31, 2019.

3. Acquisitions

CEMP Acquisition

Consideration for the CEMP Acquisition included a total of $10.7 million in base payments and a total of $3.1 million in earn‑out payments to be made to sellers following each of the first four anniversaries of the closing date. Each annual base payment is fixed in amount, with the amounts increasing over the four-year period. The earn‑out payments are calculated as a fixed percentage of the net revenue earned by the Company on the CEMP business over the twelve-month period ending on each of the first four anniversaries of the CEMP closing date.

The acquisition date fair value of the base payment liability was determined by discounting the four required annual payments by the Company's pre‑tax cost of debt. The liability is being accreted to the amount of cash to be paid in the future.

The Company paid sellers a total of $4.4 million, $2.7 million and $1.3 million in base payments and earn out payments in 2018, 2017 and 2016. The final base payment and earn-out payment will be paid by the third quarter of 2019.

As of December 31, 2018, 2017 and 2016, the earn‑out liability was valued at $0.7 million, $1.2 million and $1.5 million, respectively, and total consideration payable to sellers for the CEMP Acquisition was $5.8 million and $9.9 million, respectively, which is recorded in consideration payable for acquisition of business on the consolidated balance sheets.

RS Acquisition

At the time of the RS Acquisition, which closed on July 29, 2016, the Company recorded a $25.6 million receivable for cash flows expected to be received from a third party under an agreement signed by RS Investments with that party for the transfer of certain separate accounts in 2014. Pursuant to this agreement, Victory was entitled to receive earn‑out payments from the buyer in the form of revenue share on the transferred separate accounts through December 31, 2018.

The Company assessed the collectability of the receivable on a periodic basis. During 2018 and 2017, the Company recorded losses of $1.0 million and $4.4 million, respectively, recorded in interest income and other income/(expense) in the consolidated statements of operations and in loss on other receivable in the consolidated statement of cash flows, to write down this receivable to the estimated fair value of the remaining cash flows expected to be received under the earn-out arrangement.

The Company collected $6.6 million and $10.3 million of this receivable in 2018 and 2017, respectively. At December 31, 2018 and 2017, the receivable totaled $0.9 million and $8.4 million, respectively, which is recorded in other receivables in the consolidated balance sheets. In January 2019, the Company collected the final amount due on this receivable of $0.9 million.

The Company’s consolidated financial statements for 2016 include RS Investments’ operating results from the date of acquisition through December 31, 2016. Pro forma unaudited revenue and net loss for 2016, giving effect to the Company’s acquisition of RS Investments as if the acquisition had occurred on January 1, 2015, was $381.1 million and $22.1 million, respectively.

The historical consolidated financial information of the Company and RS Investments for 2016 were adjusted to give effect to pro forma events that were directly attributable to the transaction, factually supportable and expected to have continuing impact on the combined results. The pro forma unaudited revenue and net loss amounts for 2016 were calculated after adjusting the results of RS Investments to reflect additional interest expense and income taxes as well as intangible asset amortization that would have been charged assuming the fair value adjustments had been applied on January 1, 2015. In addition, the Company’s and RS Investments’ results were adjusted to remove incentive compensation, legal fees and mutual fund proxy costs directly attributable to the acquisition.

For the period from July 30, 2016 to December 31, 2016, RS Investments’ revenue was $53.4 million. Net income attributable to RS Investments for this period is impractical to determine as the Company did not prepare discrete financial information at that level.

Harvest Acquisition

On September 21, 2018, the Company entered into the Harvest Purchase Agreement, whereby the Company has agreed to purchase 100% of the equity interests of Harvest, an asset management company specializing in yield enhancement overlay, risk reduction, alternative beta and absolute return investment strategies. The Harvest Acquisition is expected to close in the second quarter of 2019 and is subject to the receipt of a specified level of client consents, termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), which termination was received on November 6, 2018, and other closing conditions.

Harvest Purchase Agreement

Subject to the adjustments described below, the aggregate purchase price (the “Harvest Purchase Price”) to be paid by the Company for Harvest is (i) $255 million in cash paid at the closing of the transaction (the “Harvest Closing”), (ii) 1,565,370 shares of the Company’s Class B common stock, which equated to $15 million based on a volume-weighted average price per share of $9.5824 at September 21, 2018, to be paid at the Harvest Closing, (iii) $30.75 million in Class B Common Stock, issued in four equal installments at the end of each of the first four quarters following the Harvest Closing, and (iv) contingent earn-out payments based on the net revenue (as calculated under the Harvest Purchase Agreement) of the Harvest business in calendar years 2021, 2022 and 2023. The shares of Class B Common Stock included in the Harvest Purchase Price will be issued at a volume-weighted average price per share as defined in the Harvest Purchase Agreement. The net revenue targets that must be achieved by the Harvest business in order for the maximum earnout to be paid are predicated on more than 30% of annual revenue growth by the Harvest business for the five years following the Harvest Closing. A maximum of $100 million in earnout payments is achievable for each of calendar years 2021, 2022 and 2023, with such maximum number subject to certain adjustments. To receive any earnout for a given calendar year, the Harvest business must achieve a minimum of $51 million in net revenue for such calendar year, and to achieve the maximum earnout, the Harvest business must achieve at least $112 million in net revenue for calendar year 2021, $145.7 million in net revenue for calendar year 2022, and $189.4 million in net revenue for calendar year 2023, subject to certain “catch-up” provisions.

The Harvest Purchase Agreement provides that the Harvest Purchase Price will be reduced if Harvest does not obtain client consents relating to the assignment of Harvest investment advisory contracts representing revenues equal to at least 95% of a baseline revenue amount. The Harvest Purchase Price is subject to adjustments for working capital and debt, unpaid transaction expenses, accrued bonuses and commissions and other specified pre-closing Harvest liabilities relating to the Harvest Closing. The Harvest Purchase Price is also subject to a customary post-closing adjustment and true-up payment for consents obtained in the ninety days following the Harvest Closing. Adjustments to the Harvest Purchase Price will reduce both the cash and equity portions of the Harvest Purchase Price.

The Harvest Purchase Agreement contains customary termination rights for the Company and Harvest, including in the event the Harvest Acquisition is not consummated on or before June 11, 2019.

USAA AMCO Acquisition

On November 6, 2018, the Company entered into the USAA Stock Purchase Agreement, whereby the Company agreed to purchase 100% of the outstanding common stock of the USAA Acquired Companies. The USAA AMCO Acquisition includes AMCO’s mutual fund and ETF businesses and the USAA 529 College Savings Plan. Upon the closing of the USAA AMCO Acquisition, Victory will have the rights to offer products and services using the USAA brand and AMCO’s investment teams will continue serving the investment needs of the military community and their families.

USAA Stock Purchase Agreement

Subject to the adjustments described below and in the USAA Stock Purchase Agreement, the aggregate purchase price (the “USAA Stock Purchase Price”) to be paid by the Company for the shares of the USAA Acquired Companies is (i) $850 million in cash (the “Base Purchase Price”) paid at the closing of the USAA AMCO Acquisition (the “USAA Closing”) and (ii) contingent payments based on AMCO’s annual revenue as calculated under the USAA Stock Purchase Agreement attributable to all “non-managed money”-related assets under management in each of the first four years following the USAA Closing. A maximum of $150 million ($37.5 million per year) in contingent payments in respect of “non-managed money”-related assets is achievable over the four-year period. To receive any contingent payment in respect of “non-managed money”-related assets for a given year, annual revenue from “non-managed money”-related assets must be at least 80% of the revenue run-rate as calculated under the USAA Stock Purchase Agreement of AMCO’s “non-managed money”-related assets under management as of the Closing, and to achieve the maximum contingent payment for a given year, such annual revenue must total at least 100% of that Closing revenue run-rate. Annual contingent payments in respect of “non-managed money”-related assets are subject to certain “catch-up” provisions set forth in the USAA Stock Purchase Agreement.

The USAA Stock Purchase Agreement provides that the Base Purchase Price will be reduced if AMCO does not obtain client consents (“Consents”) related to the assignment of AMCO’s investment advisory contracts representing revenues equal to at least 95% of a baseline revenue amount (the “Run Rate Threshold”). The Base Purchase Price is subject to working capital and debt adjustments as well as reductions for certain unpaid transaction expenses, accrued bonuses and commissions and other specified liabilities of AMCO, in each case as of immediately prior to Closing. The Base Purchase Price is also subject to a customary post-Closing adjustment, as well as a true-up payment in respect of Consents obtained in the 180 days following the USAA Closing.

The USAA AMCO Acquisition is expected to close around the end of the second quarter of 2019 and is subject to, among other things, the receipt of a specified level of Consents, the expiration or termination of the applicable waiting period under the HSR Act, which termination was received on December 3, 2018, the absence of any material adverse effect as defined in the USAA Stock Purchase Agreement on the business of the USAA Acquired Companies, and other customary closing conditions.

The USAA Stock Purchase Agreement contains customary termination rights for the Company and USAA Capital Corporation, parent of the USAA Acquired Companies, including in the event the USAA AMCO Acquisition is not consummated on or before August 3, 2019.

Acquisition-related costs

Costs related to acquisitions are summarized below and include legal and filing fees, advisory services, mutual fund proxy voting costs and other one‑time expenses related to the transactions. These costs were expensed in 2018, 2017 and 2016 and are included in acquisition‑related costs in the consolidated statements of operations.

	Acquisition-related costs
(in millions)	2018	2017	2016
RS Acquisition	$—	$0.4	$6.4
USAA AMCO Acquisition	3.1	—	—
Harvest Acquisition	1.1	—	—
Other	0.1	1.7	0.2
	$4.3	$2.1	$6.6

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

The table below shows assets measured at fair value on a recurring basis:

	As of December 31, 2018
(in thousands)	Total	Level 1	Level 2	Level 3
Financial Liabilities
Contingent Consideration Arrangements	$(716)	$—	$—	$(716)
Total Financial Liabilities	$(716)	$—	$—	$(716)

	As of December 31, 2017
(in thousands)	Total	Level 1	Level 2	Level 3
Financial Assets
Contingent Consideration Arrangements	$(1,195)	$—	$—	$(1,195)
Total Financial Liabilities	$(1,195)	$—	$—	$(1,195)

Contingent consideration arrangements at December 31, 2018 and 2017 consist of the CEMP earn‑out payment liability, which is included in consideration payable for acquisition of business in the consolidated balance sheets. Level 3 inputs were utilized to determine fair value, or the present value of the expected future settlement, of the contingent consideration arrangement (see Note 3). Changes in the fair value of the liability, realized or unrealized, are recorded in earnings and are included in change in value of consideration payable for acquisition of business in the consolidated statements of operations.

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

Contingent
Consideration
(in thousands)	Arrangements
Balance, December 31, 2016	$(1,523)
CEMP change in fair value measurement	294
CEMP year 2 earn-out payment	34
Balance, December 31, 2017	$(1,195)
CEMP change in fair value measurement	37
CEMP year 3 earn-out payment	442
Balance, December 31, 2018	$(716)

There were no transfers between any of the Level 1, 2 and 3 categories in the fair value measurement hierarchy for the years ended December 31, 2018 and 2017. The Company recognizes transfers at the end of the reporting period.

The net carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximates fair value due to the short‑term nature of these assets and liabilities. The fair value of the Company's long-term debt at December 31, 2018 is considered to be its carrying amount as Company entered into the Existing Credit Agreement in February 2018 (see Note 10). Level 2 inputs are utilized to determine the fair value of the Company's long‑term debt.

The fair value of investments measured using the net asset value practical expedient at December 31, 2018 and 2017 totaled $13.3 million and $11.3 million respectively.

5. Related‑Party Transactions

The Company considers certain funds that it manages, including the Victory Funds, the VictoryShares and the Victory Collective Funds, to be related parties as a result of the Company's advisory relationship.

The Company receives investment management, administrative, distribution and compliance fees in accordance with contracts that VCM and VCA have with the Victory Funds. The Company also receives investment management fees from the VictoryShares and Victory Collective Funds under VCM's advisory contracts with these funds and administrative fees under VCM’s administration contracts with the VictoryShares.

Under the terms of monitoring agreements with affiliates of two shareholders of the Company, the Company paid fees for monitoring services, which are included in general and administrative expense in the consolidated statements of operations. These monitoring agreements terminated upon the completion of the IPO.

Balances and transactions involving related parties are included in the consolidated balance sheets and consolidated statements of operations are summarized below. Included in receivables (fund administration and distribution fees) are amounts due from the Victory Funds for compliance services and expense reimbursements. Included in fund administration and distribution fees are amounts earned for compliance services. Realized gains and losses on investments in the Victory Funds classified as available-for-sale securities are included in interest income and other income/(expense) in the consolidated statements of operation. Included in the other liabilities in the consolidated balance sheets is the remaining amount payable for a promissory note the Company issued in March 2016 for $1.7 million for amounts due upon repurchase of Company common stock from a shareholder.

	As of December 31,
(in thousands)	2018	2017
Related party assets
Receivables (investment management fees)	$19,612	$23,027
Receivables (fund administration and distribution fees)	3,153	3,925
Investments (Available-for-sale securities, fair value)	601	677
Investments (Trading securities, at fair value)	12,343	10,248
Total	$35,709	$37,877

Related party liabilities
Accounts payable and accrued expenses (fund reimbursements)	$2,300	$1,155
Other liabilities (promissory note)	96	671
Total	$2,396	$1,826

	Year ended December 31,
(in thousands)	2018	2017	2016
Related party revenue
Investment management fees	$261,538	$254,318	$171,112
Fund administration and distribution fees	60,729	65,818	49,401
Total	$322,267	$320,136	$220,513

Related party expense
Distribution and other asset-based expenses (fund reimbursements)	$12,902	$11,896	$10,342
General and administrative	135	1,203	1,150
Total	$13,037	$13,099	$11,492

Related party other income (expense)
Interest expense and other income/(expense)	$(2,834)	$589	$224
Interest expense and other financing costs (promissory note)	(18)	(39)	(42)
Total	$(2,852)	$550	$182

6. Investments

As of December 31, 2018 and 2017, the Company held both available‑for‑sale securities and trading securities. Available‑for‑sale investments consist entirely of seed capital investments in certain Victory sponsored mutual funds. Trading securities are held under a deferred compensation plan and include Victory sponsored and third party mutual funds.

Available‑For‑Sale Securities

A summary of the cost and fair value of investments classified as available-for-sale is as follows:

		Gross Unrealized		Fair
(in thousands)	Cost	Gains	(Losses)	Value
As of December 31, 2018	$666	$6	$(71)	$601
As of December 31, 2017	595	82	—	677

Unrealized gains and losses on available for sale investments are recorded, net of tax, to accumulated other comprehensive income/(loss).

Upon sale, accrued unrealized gains or losses are reclassed out of accumulated comprehensive income/(loss) (see Note 19), and realized gains and losses are recognized in the consolidated statements of operations as other income (expense). Proceeds and realized gains and losses recognized during 2018, 2017 and 2016 are as follows:

	Sale	Realized
(in thousands)	Proceeds	Gains	(Losses)
For the year ending December 31, 2018	$—	$—	$—
For the year ending December 31, 2017	79	15	—
For the year ending December 31, 2016	1,290	78	(27)

Trading Securities

A summary of the cost and fair value of investments classified as trading securities is as follows:

		Gross Unrealized		Fair
(in thousands)	Cost	Gains	(Losses)	Value
As of December 31, 2018	$14,874	$5	$(2,160)	$12,719
As of December 31, 2017	9,978	950	(269)	10,659

Unrealized gains and losses on trading securities are recorded in earnings in other income (expense). Sales of trading investments throughout the year result in realized gains or losses that are recognized in the consolidated statements of operations as other income (expense). Proceeds and realized gains and losses recognized in 2018, 2017 and 2016 are as follows:

	Sale	Realized
(in thousands)	Proceeds	Gains	(Losses)
For the Year Ended December 31, 2018	$2,772	$37	$(73)
For the Year Ended December 31, 2017	5,166	159	(34)
For the Year Ended December 31, 2016	2,585	64	(72)

7. Property and Equipment

Property and equipment consisted of the following as of December 31, 2018 and 2017:

	As of December 31,
(in thousands)	2018	2017
Equipment, Purchased Software and Implementation Costs	$17,071	$14,685
Leasehold Improvements	3,209	2,720
Furniture and Fixtures	1,541	1,501
Total	21,821	18,906
Accumulated Depreciation and Amortization	(13,041)	(10,062)
Total Property and Equipment, Net	$8,780	$8,844

Depreciation and amortization expense for property and equipment was $3.0 million, $3.6 million, and $3.2 million for the years ended December 31, 2018, 2017, and 2016, respectively.

8. Goodwill and Other Intangible Assets

The table below shows changes in the goodwill balance from December 31, 2017 to December 31, 2018:

	As of December 31,
(in thousands)	2018	2017
Balance, beginning of period	$284,108	$284,108
Goodwill recorded in acquisition	—	—
Balance, end of period	$284,108	$284,108

There were no impairments to goodwill recognized during the years ended December 31, 2018, 2017 or 2016.

Identifiable Intangible Assets

In the third quarter of 2018, the Company determined that the estimated useful life had changed for the $1.1 million CEMP trade name indefinite-lived intangible asset as a result of rebranding the Company’s proprietary CEMP volatility weighted indexes as NASDAQ Victory volatility weighted indexes. The Company estimated the fair value of the trade name intangible asset before updating the useful life and concluded no impairment was present. The Company began amortizing this intangible asset in July 2018.

A summary of definite‑lived intangible assets by type is as follows:

		Fund		Intellectual
	Customer	Advisory	Trade	Property/
(in thousands)	Relationships	Contracts	Names	Other	Totals
Gross Book Value—12/31/17	$123,200	$2,368	$—	$7,177	$132,745
2017 Accumulated Amortization	(84,309)	(2,105)	—	(6,062)	(92,476)
2017 Net Book Value—12/31/17	$38,891	$263	$—	$1,115	$40,269
Weighted Average Useful Life (years)	1.6	0.3	—	0.6	1.5
Gross Book Value—12/31/18	$123,200	$2,368	$1,132	$7,177	$133,877
2018 Accumulated Amortization	(103,207)	(2,368)	(283)	(6,940)	(112,798)
2018 Net Book Value—12/31/18	$19,993	$—	$849	$237	$21,079
Weighted Average Useful Life (years)	0.8	—	1.5	0.2	0.8

Amortization expense for definite‑lived intangible assets for the years ended December 31, 2018, 2017 and 2016, was $20.3 million, $26.3 million and $27.2 million, respectively, and is recorded in depreciation and amortization within the consolidated statements of operations. There were no impairments to definite-lived intangible assets recognized in 2018, 2017 or 2016.

Estimated amortization expense for definite‑lived intangible assets for each of the five succeeding years is as follows:

(in thousands)	Totals
2019	$16,114
2020	3,262
2021	1,703
2022	—
2023	—
$21,079

A summary of indefinite‑lived intangible assets by type is as follows:

	Fund Advisory
	and Distribution	Trade
(in thousands)	Contracts	Names	Totals
Balance—12/31/16	$342,900	$24,832	$367,732
Additions or Transfers	—	—	—
Balance—12/31/17	$342,900	$24,832	$367,732
Additions or Transfers	—	(1,132)	(1,132)
Balance—12/31/18	$342,900	$23,700	$366,600

There were no impairments to indefinite-lived intangible assets recognized in 2018, 2017 or 2016.

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

At December 31, 2017, the Company’s accounting for the income tax effects of the Tax Act was not complete, as it had yet to collect all the necessary data to complete the analysis of the effect of the Tax Act on the underlying deferred taxes. In 2017, the Company applied the guidance in SAB 118 and recorded a provisional credit to federal tax expense of $2.4 million from remeasuring deferred tax assets and deferred tax liabilities due to the Tax Act.

As of December 31, 2018, the Company has completed the accounting for the tax effects of the Tax Act, and no adjustments to the provisional amounts recorded in 2017 were necessary during 2018.

The provision for income taxes consists of the following for the years ended December 31, 2018, 2017 and 2016:

(in thousands)	2018	2017	2016
Current tax expense (benefit):
Federal	$13,130	$640	$(3)
State	3,944	779	93
Foreign	17	22	(10)
Total current tax expense	17,091	1,441	80
Deferred tax expense (benefit):
Federal	3,577	9,162	(2,728)
State	549	2,010	(388)
Foreign	(10)	19	36
Total deferred tax expense (benefit)	4,116	11,191	(3,080)
Income tax expense (benefit)	$21,207	$12,632	$(3,000)

The effective tax rate for the years ended December 31, 2018, 2017 and 2016 differs from the U.S. federal statutory rate primarily as a result of certain non‑deductible expenses and state and local income taxes, and for 2017, due to the remeasurement of net deferred tax liabilities upon enactment of the Tax Act.

	2018	2017	2016
Federal income tax at U.S. statutory rate	21.0%	35.0%	35.0%
State income tax rate, net of federal tax benefit	4.1%	4.0%	1.2%
Change of state income tax rate, net of federal tax benefit	0.1%	(0.2)%	0.5%
Excess tax benefits on share-based compensation	(0.5)%	—%	—%
Remeasurement of deferred taxes due to Tax Act	—%	(6.3)%	—%
Non-deductible expenses	0.2%	0.8%	(3.1)%
Foreign taxes and other	0.1%	(0.4)%	(0.6)%
Income tax expense	25.0%	32.9%	33.0%

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax reporting purposes.

In assessing the realization of deferred tax assets, management considers the reversal of deferred tax liabilities as well as projections of future taxable income during the periods in which temporary differences are expected to reverse. Based on the consideration of these facts, the Company believes it is more likely than not that all of its gross deferred tax assets will be realized in the future, and as a result has not recorded a valuation allowance on these amounts as of December 31, 2018 and 2017.

The components of deferred income tax assets and deferred tax liabilities were as follows at December 31, 2018 and 2017:

(in thousands)	2018	2017
Deferred tax assets
Definite-lived intangibles	$18,725	$16,078
Share-based compensation expense	9,041	5,271
Acquisition-related costs	4,483	4,118
Deferred compensation	3,185	2,738
Loss on other receivable	—	1,119
Restructuring expenses	962	1,033
Contingent consideration arrangements	248	273
CEMP goodwill	574	468
AMT credit carryforward	—	492
Unrealized loss on deferred compensation investments	536	—
Loss on equity method investment	283	—
Other	92	—
Total deferred tax assets	$38,129	$31,590

Deferred tax liabilities
Indefinite-lived intangibles	$41,302	$30,939
Debt issuance costs	1,101	2,573
Depreciation	1,282	1,239
Prepaid expenses	161	139
CEMP base payments interest expense	36	125
Change in value of consideration payable for acquisition of business	459	454
Unrealized gain on deferred compensation investments	—	175
Other	—	14
Total deferred tax liabilities	44,341	35,658
Net deferred tax liability	$(6,212)	$(4,068)

As of December 31, 2017, for Federal tax purposes, the Company had net operating loss carryforwards of $5.5 million all of which were utilized during the year ended December 31, 2018. As of December 31, 2018, the Company had no net operating loss carryforwards.

The Company has analyzed its tax positions for all open years (December 31, 2017, 2016, 2015, 2014 and 2013) and has concluded that no additional provision for income tax is required in the financial statements. The Company did not record any amounts at December 31, 2018, 2017 or 2016 related to uncertain tax positions or tax contingencies.

10. Debt

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

Original issue discount was $0.9 million for the term loans under the Existing Credit Agreement and $0.3 million for the revolving credit facility under the Existing Credit Agreement. The Company incurred a total of $3.7 million in arranger fees and other third party costs related to the Existing Credit Agreement: $1.8 million was recorded as debt issuance costs and $1.9 million was expensed in general and administrative expense in the consolidated statements of operations as costs related to modified debt. The Company recognized a $6.1 million loss on debt extinguishment, which consisted of the write-off of $4.2 million in unamortized debt issuance costs and $1.9 million in unamortized debt discount.

In conjunction with the May 3, 2018 amendment to the Existing Credit Agreement, the Company incurred $0.4 million in original issue discount and legal and other fees which were recorded as debt issuance costs in other assets in the consolidated balance sheets.

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

The components of long-term debt in the consolidated balance sheets at December 31, 2018 and 2017 appear below.

			Effective
(in thousands)	2018	2017	Interest Rate

Due October 2021, 6.82% interest rate	$—	$499,750	7.73%
Due February 2025, 5.55% interest rate	280,000	—	6.22%
Term loan principal outstanding	280,000	499,750
Unamortized debt issuance costs	(7,629)	(11,442)
Unamortized debt discount	(3,514)	(5,083)
Long-term debt	$268,857	$483,225

As of December 31, 2018, the term loans under the Existing Credit Agreement had an interest period of three months and the interest rate was 5.55% per annum. Including the impact of amortization of debt issuance costs and original issue discount described herein, the effective yield for term loans under the Existing Credit Agreement as of December 31, 2018 was 6.22% per annum.

The Company repaid $37.0 million, $23.0 million and $20.0 million of the outstanding term loans under the Existing Credit Agreement in the first quarter, second quarter and third quarter of 2018, respectively for a total of $80.0 million repaid during the year ended December 31, 2018.

Debt issuance costs related to the Term Loans totaled $21.6 million and $19.9 million at December 31, 2018 and 2017 and are reflected net of accumulated amortization and loss on debt extinguishment of $14.0 million and $8.5 million respectively. Debt issuance costs of $2.0 million and $1.1 million related to the Revolver Commitments are included in other assets in the consolidated balance sheets and are reflected net of accumulated amortization and loss on debt extinguishment of $1.2 million and $0.7 million as of December 31, 2018 and 2017, respectively. Debt discount related to the Term Loans totaled $9.2 million and $8.3 million at December 31, 2018 and 2017 and are reflected net of accumulated amortization and loss on debt extinguishment of $5.7 million and $3.2 million respectively.

The components of interest expense and other financing costs on the consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016 appear below.

(in thousands)	2018	2017	2016
Interest expense	$17,289	$41,569	$29,544
Amortization of debt issuance costs	1,708	3,657	2,749
Amortization of debt discount	700	1,544	999
Interest rate cap expense	—	767	327
CEMP base payment accretion expense	467	638	718
Other	530	292	305
Total	$20,694	$48,467	$34,642

The Harvest Commitment Letter

In connection with entering into the Harvest Purchase Agreement, on September 21, 2018, the Company entered into the Harvest Commitment Letter with Royal Bank of Canada (“RBC”) and Barclays Bank PLC (“Barclays”), pursuant to which RBC and Barclays have committed to provide, and have agreed to arrange and syndicate, an incremental senior secured term loan facility under the Existing Credit Agreement in an initial aggregate principal amount of up to $265 million (the “Harvest Facility”). The proceeds of the Harvest Facility, together with cash on the Company’s balance sheet at Harvest Closing, will be used by the Company to fund a portion of the Harvest Purchase Price and to pay fees and expenses incurred in connection with the Harvest Acquisition and the Harvest Facility, unless the Company finances the Harvest Acquisition with proceeds from the USAA AMCO Term Loan Facility described below. The availability of the Harvest Facility is subject to the satisfaction of certain customary conditions precedent. Neither the closing of the Harvest Facility, nor the receipt of any other financing, is a condition to the Harvest Closing. If the Company finances the Harvest Acquisition with proceeds from the USAA AMCO Term Loan Facility, it will not borrow under the Harvest Commitment Letter or enter into the Harvest Facility.

USAA AMCO Credit Facilities Commitment Letter

In connection with entering into the USAA Stock Purchase Agreement, on November 6, 2018, the Company entered into the USAA AMCO Credit Facilities Commitment Letter with Barclays and RBC, pursuant to which Barclays and RBC have committed to provide, and have agreed to arrange and syndicate, a new seven-year senior secured first lien term loan facility (the “USAA AMCO Term Loan Facility”) in an aggregate principal amount of up to $1.395 billion and a new five-year senior secured first lien revolving credit facility (together with the USAA AMCO Term Loan Facility, the “USAA AMCO Credit Facilities”) in an aggregate principal amount of up to $100 million. Proceeds from the USAA AMCO Term Loan Facility, together with cash on the Company’s balance sheet, will be used to refinance in full all debt outstanding under the Company’s Existing Credit Agreement, finance the USAA AMCO Acquisition and finance the above mentioned Harvest Acquisition, thus effectively replacing the Harvest Commitment Letter.

11. Derivatives

Interest Rate Caps

The interest rate caps that the Company entered into under the terms of the 2014 Credit Agreement expired on December 31, 2017 as per their original contractual terms. The 2014 Credit Agreement required at least 50% of the initial principal outstanding of $295 million on the Term Loan to be protected from interest rate fluctuations for a period of at least two years.

The Company entered into two interest rate caps, one in late 2014 and one in early 2015, to manage interest rate exposure on 50% of the initial principal outstanding on the Term Loan for a three year period expiring December 31, 2017. The caps were designated as cash flow hedges of the variability in expected future cash flows on the Term Loan based on fluctuations in 3‑month LIBOR above 1.50%. The caps were considered to be perfectly effective as all critical terms of the interest rate caps completely match the hedged forecasted interest on the Term Loan. For the year end December 31, 2017, $0.8 million of interest expense was recognized in the consolidated statements of operations. The impact on other comprehensive income (loss) and earnings for 2016 was immaterial.

12. Equity Method Investment

In December 2016, the Company acquired a 7.6% ownership interest in Cerebellum. Cerebellum is an investment management firm that develops machine learning‑focused technology to invent and manage investment strategies. The Company’s ownership interest in Cerebellum was 19.6% and 11.9% as of December 31, 2018 and 2017, respectively. As the Company does not have the ability to direct significant activities of Cerebellum and does not have the right to receive benefits nor the obligation to absorb losses that could potentially be significant to Cerebellum, the Company does not consolidate Cerebellum.

Given the level of ownership interest in Cerebellum, the fact that Cerebellum maintains specific ownership accounts for the investors, which makes Cerebellum more like a limited partnership, and the Company's influence through assignment of one of eight board positions, the Company accounts for its investment in Cerebellum using the equity method of accounting.

As of December 31, 2018, the Company's equity investment in Cerebellum totaled $7.9 million, which is net of $0.7 million and $0.4 million of losses recorded in 2018 and 2017, respectively, under the equity method of accounting. Losses from equity method investments are recorded in interest income and other income/(expense) in the consolidated statements of operations. Equity method investments are recorded in other assets in the consolidated balance sheets. The Company's equity investment in Cerebellum was $4.6 million as of December 31, 2017, which was net of losses of $0.4 million, and was $3.0 million as of December 31, 2016.

13. Equity

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

The Company incurred offering costs of $4.6 million related to the IPO and underwriter option exercise, of which $2.9 million of legal, accounting and other costs were included in prepaid expenses in the consolidated balance sheets at December 31, 2017 and were subsequently reclassified to equity issuance costs upon closing of the IPO. The Company paid $0.3 million and $4.3 million of these offering costs in 2017 and 2018, respectively.

All shares of common stock outstanding, all shares of common stock held as treasury stock and all unvested restricted shares of common stock outstanding prior to the IPO were redesignated as shares of Class B common stock with a par value of $0.01 per share upon completion of the IPO. The first shares of Class A common stock were issued in the IPO; no shares of preferred stock were issued as of December 31, 2018.

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

Each share of our Class B common stock is convertible into one share of the Company’s Class A common stock at any time, at the option of the holder, and will convert automatically upon termination of employment by an employee shareholder and upon transfers (subject to certain exceptions). Shares of our Class B common stock will convert automatically into shares of our Class A common stock at a one to one ratio upon the date the number of shares of Class B common stock then outstanding (including unvested restricted shares) is less than 10% of the aggregate number of shares of Class A common stock and Class B common stock outstanding (including unvested restricted shares).

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

As of December 31, 2018, a total of 856,275 shares of Class A common stock had been repurchased under the share repurchase program at a total cost of $8.0 million and an average cost of $9.40 per share, and $7.0 million was available for future repurchases. The repurchase program expires on December 31, 2019.

14. Share‑Based Compensation

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

In June 2018, the Compensation Committee of the Company’s board of directors approved the terms and conditions for the 2018 ESPP offering. A total of 350,388 shares of Class A common stock is available to issue under the 2018 ESPP. The offering runs for eighteen months, from July 1, 2018 to December 31, 2019, and includes three six month offering periods. Shares of Class A common stock will be purchased at three month calendar intervals at a 5 percent discount from the market price on the purchase date, which is the last day of each calendar quarter during the offering. Amounts purchased by an individual may not exceed $25,000 worth of stock in any given calendar year. The 2018 ESPP is a non-compensatory plan and includes no option features other than employees may change their contributions or withdraw from the plan once during each six month offering period during a specified time approved by the Company. All U.S.-based employees may participate in the 2018 ESPP.

As of December 31, 2018, 245,948 restricted share grants and 2,362 stock option awards had been issued under the 2018 Plan, and 2,781 shares of Class A common stock had been issued under the 2018 ESPP Plan.

All stock option awards are considered non‑qualified. For certain stock option awards granted on July 29, 2016,  fifty percent of the shares of common stock subject to each option vest based on service and the remaining fifty percent of the shares of common stock subject to each option vest upon satisfaction of various performance conditions. For all other stock option awards granted prior to 2018, sixty percent of the shares of common stock subject to each option vest based on service; the remaining forty percent of the shares of common stock subject to each option vest upon satisfaction of various performance conditions.

As of December 31, 2018, stock option awards to purchase an aggregate of 9,070,052 shares of common stock had been granted and were outstanding, and restricted share awards for 2,997,856 shares of common stock had been granted and were unvested. As of December 31, 2017, stock option awards to purchase an aggregate of 9,078,728 shares of common stock and restricted share awards for 1,293,107 shares of common stock had been granted and were outstanding. As of December 31, 2016, stock option awards to purchase an aggregate of 8,669,475 shares of common stock and restricted share awards for 1,536,977 shares of common stock had been granted and were outstanding.

Current Year Grants and Activity

On January 1, 2018, the Company issued grants for 1,678,743 restricted shares of common stock and stock option awards for 357,256 shares of common stock under the 2013 Plan.

Grants for 1,609,857 restricted shares of common stock consisted of time-vested restricted shares (50%) and restricted shares that vest in three equal installments based on market conditions (achievement of certain share price targets) (50%). The time-vested portion of the restricted share awards vest over a three to five year period. For the remaining grants of 68,886 restricted shares of common stock, the shares vest based on service over a four year period. For the grants of restricted shares with market conditions, the shares vest over the derived service period of three to five years.

For the stock option awards granted on January 1, 2018, sixty percent of the shares of common stock subject to each option vest based on service over a four year period; the remaining forty percent of the shares of common stock subject to each option vest upon satisfaction of various performance conditions.

In the period following the IPO through December 31, 2018, the Company issued grants for 30,834 restricted shares of common stock that were fully vested on the grant date, grants for 202,883 restricted shares of common stock that vest over three years and 12,231 restricted shares of common stock that vest over four years. In addition, the Company issued stock option awards for 2,362 shares of common stock. Fifty percent of the shares of common stock subject to this option award vest based on service over a three year period; the remaining fifty percent of the shares of common stock subject to this option award vest upon achievement of certain performance and market conditions.

Activity during the years ended December 31, 2018, 2017 and 2016 related to stock option awards and restricted stock awards is shown in the tables below.

	Shares Subject to Stock Option Awards
	Year to Date Ended December 31,
	2018			2017			2016
	Avg wtd	Avg wtd		Avg wtd	Avg wtd		Avg wtd	Avg wtd
	grant-date	exercise		grant-date	exercise		grant-date	exercise
	fair value	price	Units	fair value	price	Units	fair value	price	Units
Outstanding at beginning of period	$3.66	$5.71	9,078,728	$3.40	$4.90	8,669,475	$2.93	$3.30	6,530,181
Granted	6.51	14.25	359,618	6.14	13.52	774,357	4.27	7.91	2,961,655
Forfeited	6.39	14.00	(16,791)	3.02	3.81	(132,972)	3.09	3.70	(286,793)
Exercised	3.01	3.56	(351,503)	2.54	2.45	(73,406)	—	—	—
Modified to liability to be cash settled	—	—	—	2.61	2.62	(158,726)	2.67	2.74	(535,568)
Outstanding at end of the period	$3.79	$6.12	9,070,052	$3.66	$5.71	9,078,728	$3.40	$4.90	8,669,475
Vested	$3.35	$4.76	6,653,228	$3.17	$4.19	5,731,647	$2.93	$3.43	3,493,018
Unvested	5.00	9.88	2,416,824	4.49	8.31	3,347,081	3.71	5.89	5,176,457

Total intrinsic value of options exercised in 2018 and 2017 was $2.3 million and $0.8 million, respectively

	Restricted Stock Awards
	For Year Ended December 31,
	2018		2017		2016
	Avg wtd		Avg wtd		Avg wtd
	fair value	Units	fair value	Units	fair value	Units
Unvested at beginning of period	$11.82	1,293,107	$9.48	1,018,228	$5.84	378,769
Granted	13.77	1,924,691	13.52	623,165	10.27	833,574
Vested	10.42	(217,630)	7.99	(339,701)	5.79	(194,115)
Forfeited	14.27	(2,312)	8.81	(8,585)	—	—
Unvested at end of period	$13.17	2,997,856	$11.82	1,293,107	$9.48	1,018,228

	Director Plan Restricted Stock Awards
	For Year Ended December 31,
	2018		2017		2016
	Avg wtd		Avg wtd		Avg wtd
	fair value	Units	fair value	Units	fair value	Units
Unvested at beginning of period	$—	—	$5.71	49,230	$5.71	114,927
Granted	—	—	—	—	—	—
Vested	—	—	5.71	(49,230)	5.71	(65,697)
Forfeited	—	—	—	—	—	—
Unvested at end of period	$—	—	$5.71	—	$5.71	49,230

Share‑based compensation expense for equity awards is measured at the grant date, based on the estimated fair value of the award, and recognized over the requisite employee service period. Stock option awards have a ten year contractual life.

For awards granted after the IPO, the Company used the Class A common stock closing price on the grant date as the grant date fair value of the stock. The fair value of stock option awards was determined using a number of inputs including expected volatility, which was based on a consideration of the average volatility of companies in the same or similar lines of business adjusted for differing levels of leverage and the Company’s volatility for the post-IPO period.

For restricted share awards granted on March 31, 2017 and July 1, 2017, fifty percent of the shares vest on the third anniversary of the grant date and the remaining fifty percent vest upon achievement of certain share prices for the Company's stock. For restricted share awards granted on July 29, 2016 and certain stock option awards granted on July 31, 2017 and July 29, 2016, the restricted shares and the service portion of the stock option awards vest ratably at 20% per year over a five‑year period. The remaining restricted stock awards issued prior to 2018, including restricted stock awards granted on March 10, 2017, and service portion of all other stock option awards vest ratably at 25% over a four‑year period from date of grant. The performance portion of certain stock option awards granted on July 31, 2017 and July 29, 2016 vest based on achievement of revenue and AUM levels related to specific investment franchises. For all other stock option awards awarded prior to 2018, the performance portion of the awards vests upon the Company's achievement of certain revenue, assets under management, and earnings before interest, taxes, depreciation and amortization levels.

The grant date fair value of stock option awards with service and performance conditions is computed using Black‑Scholes option pricing framework. The grant date fair value of stock option awards granted during 2018, 2017 and upon the Company's RS Acquisition in 2016 was computed using the following assumptions as of the date of the grant:

	January 1, 2018	2017	July 29, 2016
Stock price at time of grant	$14.27	$13.51	$10.27
Exercise price	$14.27	$13.51	$10.27
Expected volatility	50%	50%	50%
Risk free rate	2.27%	2.22%	1.10%
Expected average years to exit	5	5	5

The Company used both a market approach and income approach to estimate the current stock price used in the valuation of restricted share and stock option awards in 2017. The market approach considered the then current EBITDA multiples and price/earnings multiples of comparable public companies. The income approach considered management's forecast of operating results, a long-term growth rate and a discount rate. The results of the market and income approach were weighted in developing the estimate of fair value. The current stock price used in the valuation of equity awards granted on July 29, 2016 with the RS Acquisition was the price per share used for all equity issued on that date.

The expected life of the options granted in 2017 and 2016 was based on the average holding period for a private equity investment. The risk free interest rate was based on the yield for the U.S. Treasury coupon strip with a maturity date equal to the expected life of the award. As the Company's common shares were not publicly traded in 2017 and 2016, the Company calculated expected volatility based on an average volatility of companies in the same or similar lines of business adjusted for differing levels of leverage.

Award Modifications

2018 and 2017 Modifications

In the third and fourth quarter of 2018 and fourth quarter of 2017, the Company's board of directors approved modifications to a limited number of stock option awards to revise performance conditions to be achieved for vesting. These modifications resulted in an adjustment to share-based compensation expense of an immaterial amount.

In the first quarter of 2018, the Company revised the estimate of time it expected to take to achieve the performance conditions on certain performance-vested restricted share awards. In the fourth quarter of 2018 and 2017, the Company revised the estimate of the time it was expected to take to achieve performance conditions on certain stock option awards. Cumulative catch up adjustments were recorded in each case so that the cumulative recognized share-based compensation cost on the performance options was equal to what would have been recognized had the new estimate been used since the grant date.

2016 Modifications

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

Share-based compensation expense not yet recognized at July 31, 2016 related to the remaining 50% of the performance options under awards granted between October 31, 2014 and July 29, 2016 is being recognized over the period of time it is expected to take to achieve the performance conditions. No cumulative catch up adjustment was recorded as the period of time expected to take to achieve the performance conditions did not change.

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

Dividend Payments

In February 2017, the Company declared and paid a special dividend (2017 Special Dividend) of $2.19 per share. Holders of restricted shares that were unvested at the time the 2017 Special Dividend was declared are paid the 2017 Special Dividend when the restricted shares vest. The strike price per share for all stock option awards granted prior to February 2017 was reduced by $2.19 under the anti-dilution provisions of the stock option grant agreements.

In December 2017, the Company declared a dividend of $0.23 per share (December 2017 Dividend). Holders of restricted stock awards that were unvested at the time the December 2017 Dividend was declared are paid the December 2017 Dividend when the restricted stock vests. Holders of stock options that were unvested at the time the December 2017 Dividend was declared receive a cash bonus equivalent of $0.23 per share when the stock options vest.

As of December 31, 2018, 2017 and 2016, the amount of cash bonuses and distributions related to all dividends previously declared on restricted shares and options expected to vest in the future totaled $1.8 million, $2.0 million and $0.8 million, respectively, which is not recorded as a liability as of the balance sheet date. A liability will be recorded for these cash bonuses and dividends when the restricted shares and options vest.

Share-based Compensation Expense

The Company recorded $15.2 million of share-based compensation expense related to the 2013 Plan and 2018 Plan in 2018 and $11.8 million and $8.8 million of share-based compensation expense related to the 2013 Plan in 2017 and 2016, respectively, in personnel compensation and benefits expense in the consolidated statements of operations. The related tax benefits were $3.8 million, $4.6 million and $3.2 million for fiscal years 2018, 2017, and 2016, respectively.

In 2018, the Company did not recognize any share-based compensation expense related to the Director Plan. In 2017 and 2016, the Company recognized Director Plan share-based compensation expense of $0.2 million and $0.4 million, respectively, which is recorded in general and administrative expense.

As of December 31, 2018, the Company expects to recognize total share-based compensation expense of $35.8 million over a weighted average period of 2.0 years. The total fair value of restricted share awards vested during the years ended December 31, 2018, 2017 and 2016 was $2.0 million, $4.6 million and $2.0 million respectively; the fair value of restricted share awards vested under the Director Plan was $0.7 million in 2017 and 2016. The aggregate intrinsic value of stock options currently exercisable at December 31, 2018, 2017 and 2016 was $36.3 million, $57.8 million and $35.2 million respectively.

15. Commitments

The Company leases office space and equipment under operating leases expiring at various dates. The Company has the right to renew or extend the leases under the agreements for certain non‑headquarter office spaces. Future calendar year minimum lease payments under the leases are as follows, all dollars are in thousands:

2019	$4,404
2020	4,128
2021	3,386
2022	2,442
2023	1,396
Thereafter	1,314
$17,070

Rent expense for the years ended December 31, 2018, 2017 and 2016 was $4.6 million, $7.3 million, and $5.9 million, respectively, and is included in general and administrative expense in the consolidated statements of operations.

16. Employee Benefit Plans

The Company maintains a defined contribution 401(k) Plan (the 401(k) Plan), covering substantially all employees who have met the eligibility requirements. The 401(k) Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 and the Economic Growth and Tax Relief Reconciliation Act of 2001. In 2018, 2017 and 2016 the Company recognized expense of $2.5 million, $2.4 million and $1.9 million in employer matched contributions, respectively.

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

Gains and losses from fluctuations in value of deferred compensation plan investments are included in interest income and other income (expense) in the consolidated statements of operations and are offset entirely by the corresponding changes in value of the deferred compensation liability, which are included in personnel compensation and benefits in the consolidated statements of operations. Investments held under the deferred compensation plan are recorded as trading securities in the consolidated balance sheets. Components of deferred compensation plan-related expense appear below.

(in millions)	2018	2017	2016
Employee compensation	$3.0	$3.1	$1.5
Employer contributions	0.7	0.8	0.7
Change in value of deferred compensation plan liability	(1.6)	1.3	0.6
Total	$2.1	$5.2	$2.8

17. Earnings Per Share

The computation of basic and diluted earnings per share is as follows:

	Year Ended December 31,
(in thousands except per share amounts)	2018	2017	2016
Net income/(loss)	$63,704	$25,826	$(6,071)
Shares:
Basic: Weighted average number of shares outstanding	66,295,240	54,930,852	50,017,712
Plus: Incremental shares from assumed conversion of dilutive instruments	4,215,296	4,646,496	—
Diluted: Weighted average number of shares outstanding	70,510,536	59,577,348	50,017,712
Earnings per share:
Basic	$0.96	$0.47	$(0.12)
Diluted	$0.90	$0.43	$(0.12)

For the years ended December 31, 2018, 2017 and 2016, there were 1,738,813, 434,656 and 6,614,274 outstanding instruments, respectively, excluded from the above computations of weighted average shares for diluted EPS because the effects would be anti‑dilutive. Holders of non‑vested share‑based compensation awards do not have rights to receive nonforfeitable dividends on the shares covered by the awards.

18. Net Capital Requirements

VCA is subject to the SEC Uniform Net Capital Rule (Rule 15c3‑1 under the Exchange Act) administered by the SEC and FINRA, which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, cannot exceed 15 to 1. Net capital and the related net capital requirement may fluctuate on a daily basis.

At December 31, 2018, VCA had net capital under the Rule 15c3‑1 of $2.3 million which was $2.1 million in excess of its minimum required net capital of $0.2 million. At December 31, 2017, VCA had net capital under Rule 15c3‑1 of $2.3 million, which was $2.1 million in excess of its minimum required net capital of $0.2 million. The Company's ratio of aggregate indebtedness to net capital at December 31, 2018 and 2017 was 1.14 to 1 and 1.55 to 1 respectively.

Capital requirements may limit the amount of cash available for dividend from VCA to the parent company. VCA's cash and cash equivalents is generally not available for corporate purposes.

19. Accumulated Other Comprehensive Loss

The following table presents changes in accumulated other comprehensive income/(loss) by component for the years ending December 31, 2018, 2017, and 2016, all dollars are in thousands.

			Cumulative
	Available-for-sale	Cash Flow	Translation
	Securities (a)	Hedges (b)	Adjustment	Total
Balance, December 31, 2015	$(31)	$(511)	$—	$(542)
Other comprehensive income/(loss) before reclassification and tax	28	(254)	(100)	(326)
Tax impact	(9)	98	38	127
Reclassification adjustments, before tax	(2)	327	—	325
Tax impact	1	(122)	—	(121)
Net current period other comprehensive income/(loss)	18	49	(62)	5
Balance, December 31, 2016	$(13)	$(462)	$(62)	$(537)
Other comprehensive income/(loss) before reclassification and tax	121	(20)	122	223
Tax impact	(48)	7	(47)	(88)
Reclassification adjustments, before tax	(15)	767	—	752
Tax impact	6	(292)	—	(286)
Net current period other comprehensive income	64	462	75	601
Balance, December 31, 2017	$51	$—	$13	$64
Other comprehensive loss before reclassification and tax	(147)	—	(53)	(200)
Tax impact	37	—	13	50
Reclassification adjustments, before tax	—	—	—	—
Tax impact	—	—	—	—
Net current period other comprehensive loss	(110)	—	(40)	(150)
Balance, December 31, 2018	$(59)	$—	$(27)	$(86)

(a)	Reclassifications out of AOCL related to available-for-sale securities are recorded in interest income and other income/(expense)
(b)	Reclassifications out of AOCL related to cash flow hedges are recorded in interest expense and other financing costs

20. Selected Quarterly Information (Unaudited)

The following table presents unaudited quarterly financial results for 2018 and 2017, all dollars are in thousands except per share data as noted. These quarterly results reflect all normal recurring adjustments that management considers necessary for a fair statement of the results. Revenues and net income can vary significantly from quarter to quarter due to our business activities and acquisitive nature.

	For the Quarters Ended
	March 31, 2018	June 30, 2018	Sep 30, 2018	Dec 31, 2018
Total revenue	$104,964	$104,399	$108,082	$95,967
Operating expenses	77,696	74,715	76,272	70,210
Income from operations	27,268	29,684	31,810	25,757
Net income	10,524	18,675	20,590	13,915
Basic earnings per share	$0.17	$0.27	$0.30	$0.21
Diluted earnings per share	$0.16	$0.26	$0.29	$0.19

	For the Quarters Ended
	March 31, 2017	June 30, 2017	Sep 30, 2017	Dec 31, 2017
Total revenue	$100,661	$100,934	$102,388	$105,646
Operating expenses	81,099	81,495	78,147	78,720
Income from operations	19,562	19,439	24,241	26,926
Net income	4,413	2,354	7,850	11,209
Basic earnings per share	$0.08	$0.04	$0.14	$0.20
Diluted earnings per share	$0.08	$0.04	$0.13	$0.19

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Regulations under the Exchange Act require public companies, including us, to maintain “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and Rule 15d-15(e) to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required or necessary disclosures.

In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible disclosure controls and procedures.

Based on the evaluation of the effectiveness of the disclosure controls and procedures by our management as of December 31, 2018, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 using the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting is effective as of December 31, 2018 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm with respect to our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

Regulations under the Exchange Act require public companies, including our company, to evaluate any change in our “internal control over financial reporting” as such term is defined in Rule 13a‑15(f) and Rule 15d‑15(f) of the Exchange Act. In connection with their evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer did not identify any change in our internal control over financial reporting during the most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2019 annual meeting of shareholders.

Item 11. Executive Compensation.

The information required by this Item is set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2019 annual meeting of shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this Item is set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2019 annual meeting of shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2019 annual meeting of shareholders.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2019 annual meeting of shareholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(1)	Financial Statements: The information required by this Item is contained in Item 8 of Part II of this report.
(2)	Financial Statement Schedules: None
(3)	Exhibits: See Exhibit Index

Item 16. Form 10‑K Summary

None

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant(1)
3.2	Amended and Restated Bylaws of the Registrant(1)
4.1	Form of Class A common stock certificate(1)
4.2	Form of Class B common stock certificate(1)
4.3	Second Amended and Restated Shareholders’ Agreement, dated as of February 12, 2018(1)
4.4	Employee Shareholders’ Agreement, dated as of February 12, 2018(1)
10.1	Form of Indemnification Agreement(1)
10.2	Form of Victory Capital Holdings, Inc. 2018 Stock Incentive Plan(1)
10.3	Form of Victory Capital Holdings, Inc. 2018 Employee Stock Purchase Plan(1)
10.4	Victory Capital Holdings, Inc. Equity Incentive Plan(1)
10.5	Amendment No. 1 to the Victory Capital Holdings, Inc. Equity Incentive Plan(1)
10.6	Amendment No. 2 to the Victory Capital Holdings, Inc. Equity Incentive Plan(1)
10.7	Amendment No. 3 to the Victory Capital Holdings, Inc. Equity Incentive Plan(1)
10.8	Amendment No. 4 to the Victory Capital Holdings, Inc. Equity Incentive Plan(1)
10.9	Victory Capital Management Inc. Severance Pay Plan and Summary Plan Description(1)
10.10	Victory Capital Holdings, Inc. Bonus Plan(1)
10.11	Victory Capital Management Inc. Deferred Compensation Plan(1)
10.12	First Amendment to the Victory Capital Management Inc. Deferred Compensation Plan(1)
10.13	First Addendum to the Victory Capital Management Inc. Deferred Compensation Plan(1)
10.14	Second Amendment to the Victory Capital Management Inc. Deferred Compensation Plan(1)
10.15	Form of Stock Option Grant Notice under the Victory Capital Holdings, Inc. Equity Incentive Plan(1)
10.16	Form of Restricted Shares Grant Notice under the Victory Capital Holdings, Inc. Equity Incentive Plan(1)
10.17	Form of Stock Option Grant Notice under the Victory Capital Holdings, Inc. 2018 Equity Incentive Plan(1)
10.18	Form of Restricted Shares Grant Notice under the Victory Capital Holdings, Inc. 2018 Equity Incentive Plan(1)
10.19

Credit Agreement, dated as of February 12, 2018, among Victory Capital Holdings, Inc., as borrower, the lenders from time to time party thereto and Royal Bank of Canada, as administrative agent and collateral agent(2)

10.20

Amendment No. 1 to Credit Agreement, dated as of May 3, 2018 among, inter alios, the Company, the other loan parties party thereto, the lenders party thereto and Royal Bank of Canada, in its capacities as administrative agent and collateral agent for the secured parties (in such capacities, the “Administrative Agent”), which amends the Credit Agreement, dated as of February 12, 2018 among the Company, the lenders from time to time party thereto and the Administrative Agent(3)

10.21	Employment Agreement by and between Victory Capital Holdings, Inc. and David C. Brown, dated as of March 20, 2017(1)
10.22	Purchase Agreement, dated September 21, 2018, by and among Victory Capital Holdings, Inc., Harvest Volatility Management, LLC, and the other parties listed thereto(4)
10.23	Amended and Restated Commitment Letter, dated as of September 24, 2018, by and among Royal Bank of Canada, Barclays Bank PLC and Victory Capital Holdings, Inc.(4)
10.24	Stock Purchase Agreement, dated November 6, 2018, by and among the Company, USAA Investment Corporation and, for certain limited purposes, USAA Capital Corporation(5)
10.25	Commitment Letter, dated as of November 6, 2018, by and among Barclays Bank PLC, Royal Bank of Canada, and Victory Capital Holdings, Inc.(5)
21.1	List of Subsidiaries(1)
23.1	Consent of Ernst & Young LLP
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101

The following information formatted in XBRL (eXtensible Business Reporting Language): (i) Audited Consolidated Balance Sheets as of December 31, 2018 and 2017, (ii) Audited Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016, (iii) Audited Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016, (iv) Audited Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016, (v) Audited Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2018, 2017 and 2016 and (vi) Notes to the Audited Consolidated Financial Statements.

(1)	Incorporated by reference on Form S-1 filed on February 6, 2018
(2)	Incorporated by reference on Form 8-K filed on February 15, 2018
(3)	Incorporated by reference on Form 8-K filed on May 8, 2018
(4)	Incorporated by reference on Form 8-K filed on September 27, 2018
(5)	Incorporated by reference on Form 8-K filed on November 9, 2018

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of March, 2019.

VICTORY CAPITAL HOLDINGS, INC.

By:	/s/ DAVID C. BROWN
	Name:	David C. Brown
	Title:	Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID C. BROWN David C. Brown	Chief Executive Officer and Chairman (Principal Executive Officer)	March 15, 2019

/s/ MICHAEL D. POLICARPO Michael D. Policarpo	President, Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2019

/s/ MILTON R. BERLINSKI Milton R. Berlinski	Director	March 15, 2019

/s/ ALEX BINDEROW Alex Binderow	Director	March 15, 2019

/s/ LAWRENCE DAVANZO Lawrence Davanzo	Director	March 15, 2019

/s/ RICHARD M. DEMARTINI Richard M. DeMartini	Director	March 15, 2019

/s/ JAMES B. HAWKES James B. Hawkes	Director	March 15, 2019

/s/ ROBERT J. HURST Robert J. Hurst	Director	March 15, 2019

/s/ KARIN HIRTLER‑GARVEY Karin Hirtler‑Garvey	Director	March 15, 2019

/s/ ALAN H. RAPPAPORT Alan H. Rappaport	Director	March 15, 2019