Form 10-Q
period 2019-03-31
Victory Capital Holdings, Inc.
filed 2019-05-15
CIK 1570827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 Par Value	VCTR	NASDAQ

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share and Class B common stock, par value $0.01 per share, as of April 30, 2019 were 14,784,313 and 52,800,011, respectively.

In this report, when we refer to:

•	the “2014 Credit Agreement,” we are referring to the credit agreement dated as of October 31, 2014 (as amended);
•	“CEMP,” we are referring to Compass Efficient Model Portfolios, LLC;
•	the “CEMP Acquisition,” we are referring to our acquisition of the CEMP business in 2015;
•	“Cerebellum,” we are referring to Cerebellum Capital, LLC;
•	“Crestview,” we are referring to Crestview Advisors, L.L.C.;
•	“Crestview GP,” we are referring to Crestview Partners II GP, L.P.;
•	“ETFs,” we are referring to exchange‑traded funds;
•	the “Existing Credit Agreement,” we are referring to the credit agreement dated as of February 12, 2018 (as amended from time to time);
•	“Harvest,” we are referring to Harvest Volatility Management, LLC.;
•	the “Harvest Acquisition,” we are referring to the transaction contemplated in the Harvest Purchase Agreement;
•

the “Harvest Commitment Letter,” we are referring to the amended and rested commitment letter we entered into on September 21, 2018 (as amended from time to time) with Royal Bank of Canada and Barclays Bank PLC;

•

the “Harvest Purchase Agreement,” we are referring to the purchase agreement entered into on September 21, 2018 between the Company, Harvest, the members of Harvest listed on Annex A thereto (collectively the “Members”), Curtis Brockelman, Jr. and LPC Harvest, LP, each solely in their joint capacity as Members’ Representative, to purchase 100% of the outstanding equity interests of Harvest;

•

the “Harvest Termination Agreement,” we are referring to the termination agreement entered into on April 22, 2019 between the Company, Harvest, the Members, Curtis Brockelman, Jr. and LPC Harvest, LP, each solely in their joint capacity as Members’ Representative, to terminate the Harvest Purchase Agreement and abandon the Harvest Acquisition contemplated therein effective April 22, 2019;

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

•

the “USAA Stock Purchase Agreement,” we are referring to the stock purchase agreement entered into on November 6, 2018 between the Company, USAA Investment Corporation, and, for certain limited purposes, USAA Capital Corporation, and its mutual fund and ETF businesses and USAA 529 College Savings Plan to purchase 100% of the outstanding common stock of USAA Asset Management Company and USAA Transfer Agency Company d/b/a USAA Shareholder Account Services (each a “USAA Acquired Company” and collectively, the “USAA Acquired Companies”);

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

Forward‑Looking Statements

This report includes forward-looking statements, including in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business”. These forward‑looking statements include, without limitation, statements regarding our industry, business strategy, plans, goals and expectations concerning our market position, future operations, margins, profitability, future efficiencies, capital expenditures, liquidity and capital resources and other financial and operating information. When used in this discussion, the words “may,” “believes,” “intends,” “seeks,” “anticipates,” “plans,” “estimates,” “expects,” “should,” “assumes,” “continues,” “could,” “will,” “future” and the negative of these or similar terms and phrases are intended to identify forward‑looking statements in this report.

Forward‑looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Although we believe the expectations reflected in the forward‑looking statements are reasonable, we can give no assurance that these expectations will prove to have been correct. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. Actual events, results and outcomes may differ materially from our expectations due to a variety of known and unknown risks, uncertainties and other factors. Although it is not possible to identify all of these risks and factors, they include, among others, the following:

•	reductions in AUM based on investment performance, client withdrawals, difficult market conditions and other factors;
•	the nature of our contracts and investment advisory agreements;
•	our ability to maintain historical returns and sustain our historical growth;
•	our dependence on third parties to market our strategies and provide products or services for the operation of our business;
•	our ability to retain key investment professionals or members of our senior management team;
•	our reliance on the technology systems supporting our operations;
•	our ability to successfully acquire and integrate new companies;
•	the concentration of our investments in long only small‑ and mid‑cap equity and U.S. clients;
•	risks and uncertainties associated with non‑U.S. investments;
•	our efforts to establish and develop new teams and strategies;
•	the ability of our investment teams to identify appropriate investment opportunities;

•	our ability to limit employee misconduct;
•	our ability to meet the guidelines set by our clients;
•	our exposure to potential litigation (including administrative or tax proceedings) or regulatory actions;
•	our ability to implement effective information and cyber security policies, procedures and capabilities;
•	our substantial indebtedness;
•	the potential impairment of our goodwill and intangible assets;
•	disruption to the operations of third parties whose functions are integral to our ETF platform;
•	our determination that we are not required to register as an “investment company” under the 1940 Act;
•	the fluctuation of our expenses;
•	our ability to respond to recent trends in the investment management industry;
•	the level of regulation on investment management firms and our ability to respond to regulatory developments;
•	the competitiveness of the investment management industry;
•	the dual class structure of our common stock;
•	the level of control over us retained by Crestview GP;
•	our status as an emerging growth company and a controlled company;
•	our ability to close and integrate the USAA AMCO Acquisition; and
•

other risks and factors included, but not limited to, those described in Part II, “Item 1A. Risk Factors,” and those listed under the caption “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission “(SEC”) on March 15, 2019, which is accessible on the SEC’s website at www.sec.gov.

In light of these risks, uncertainties and other factors, the forward‑looking statements contained in this report might not prove to be accurate. All forward‑looking statements speak only as of the date made and we undertake no obligation to update or revise publicly any forward‑looking statements, whether as a result of new information, future events or otherwise.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

Victory Capital Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except for shares)

	March 31, 2019	December 31, 2018
Assets
Cash and cash equivalents	$66,261	$51,491
Receivables	42,783	44,120
Prepaid expenses	3,832	2,664
Investments	15,742	13,320
Property and equipment, net	8,874	8,780
Goodwill	284,108	284,108
Other intangible assets, net	383,029	387,679
Other assets	9,299	9,349
Total assets	$813,928	$801,511

Liabilities and stockholders' equity
Accounts payable and accrued expenses	$24,410	$20,350
Accrued compensation and benefits	19,901	30,228
Consideration payable for acquisition of business	5,921	5,838
Deferred tax liability, net	7,575	6,212
Other liabilities	16,636	14,478
Long-term debt	269,320	268,857
Total liabilities	343,763	345,963

Stockholders' equity
Class A common stock, $0.01 par value per share: 2019 - 400,000,000 shares authorized, 15,663,474 shares issued and 14,684,242 shares outstanding; 2018 - 400,000,000 shares authorized, 15,280,833 shares issued and 14,424,558 shares outstanding	157	153
Class B common stock, $0.01 par value per share: 2019 - 200,000,000 shares authorized, 55,014,007 shares issued and 52,837,919 shares outstanding; 2018 - 200,000,000 shares authorized, 55,284,408 shares issued and 53,137,428 shares outstanding	550	553
Additional paid-in capital	606,181	604,401
Class A treasury stock, at cost: 2019 - 979,232 shares; 2018 - 856,275 shares	(9,389)	(8,045)
Class B treasury stock, at cost: 2019 - 2,176,088 shares; 2018 - 2,146,980 shares	(22,037)	(21,719)
Accumulated other comprehensive income (loss)	(12)	(86)
Retained deficit	(105,285)	(119,709)
Total stockholders' equity	470,165	455,548
Total liabilities and stockholders' equity	$813,928	$801,511

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except for shares)

	Three Months Ended March 31,
	2019	2018
Revenue
Investment management fees	$74,411	$89,130
Fund administration and distribution fees	13,068	15,834
Total revenue	87,479	104,964

Expenses
Personnel compensation and benefits	34,501	36,803
Distribution and other asset-based expenses	15,767	25,161
General and administrative	7,087	9,056
Depreciation and amortization	5,222	6,412
Acquisition-related costs	2,777	—
Restructuring and integration costs	—	264
Total operating expenses	65,354	77,696

Income from operations	22,125	27,268

Other income (expense)
Interest income and other income/(expense)	1,833	(37)
Interest expense and other financing costs	(4,624)	(7,092)
Loss on debt extinguishment	—	(6,058)
Total other income (expense), net	(2,791)	(13,187)

Income before income taxes	19,334	14,081

Income tax expense	(4,807)	(3,557)

Net income	$14,527	$10,524

Earnings per share of common stock
Basic	$0.22	$0.17
Diluted	$0.20	$0.16

Weighted average number of shares outstanding
Basic	67,520,883	61,599,057
Diluted	72,281,878	66,283,621

Dividends declared per share of common stock	$—	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended March 31,
	2019	2018
Net income	$14,527	$10,524

Other comprehensive income (loss), net of tax
Net unrealized income on available-for-sale securities	—	5
Net unrealized gain (loss) on foreign currency translation	12	29
Total other comprehensive income (loss), net of tax	12	34

Comprehensive income	$14,539	$10,558

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except for shares)

								Accumulated
							Additional	Other
	Common Stock			Treasury Stock			Paid-In	Comprehensive	Retained
	Class A	Class B		Class A	Class B		Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2018	$153	$553		$(8,045)	$(21,719)		$604,401	$(86)	$(119,709)	$455,548
Issuance of common stock	—	—		—	—		13	—	—	13
Share conversion - Class B to A	4	(4)		—	—		—	—	—	—
Repurchase of shares	—	—		(1,344)	—		—	—	—	(1,344)
Shares withheld related to net settlement of equity awards	—	—		—	(318)		—	—	—	(318)
Vesting of restricted share grants	—	—		—	—		—	—	—	—
Exercise of options	—	1		—	—		220	—	—	221
Cumulative effect of adoption of ASU 2016-01 and 2018-02	—	—		—	—		—	62	(62)	—
Other comprehensive income/(loss)	—	—		—	—		—	12	—	12
Share-based compensation	—	—		—	—		1,547	—	—	1,547
Dividends paid	—	—		—	—		—	—	(41)	(41)
Net income	—	—		—	—		—	—	14,527	14,527
Balance, March 31, 2019	$157	$550		$(9,389)	$(22,037)		$606,181	$(12)	$(105,285)	$470,165

								Accumulated
							Additional	Other
	Common Stock			Treasury Stock			Paid-In	Comprehensive	Retained
	Class A	Class B	Pre-IPO	Class A	Class B	Pre-IPO	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2017	$—	$—	$572	$—	$—	$(20,899)	$435,334	$64	$(183,888)	$231,183
Issuance of Class A common stock, net of underwriter discount	128	—	—	—	—	—	156,421	—	—	156,549
Class A common stock offering costs	—	—	—	—	—	—	(4,561)	—	—	(4,561)
Redesignation of common stock	—	572	(572)	—	—	—	—	—	—	—
Share conversion - Class B to A	1	(1)	—	—	—	—	—	—	—	—
Vesting of restricted share grants	—	—	—	—	—	—	—	—	—	—
Exercise of options	—	—	—	—	—	—	12	—	—	12
Fractional shares retired	—	—	—	—	—	—	(2)	—	—	(2)
Cumulative effect of adoption of ASU 2016-09	—	—	—	—	—	—	512	—	1,306	1,818
Other comprehensive income/(loss)	—	—	—	—	—	—	—	34	—	34
Share-based compensation	—	—	—	—	—	—	3,322	—	—	3,322
Dividends paid	—	—	—	—	—	—	—	—	(53)	(53)
Net income	—	—	—	—	—	—	—	—	10,524	10,524
Balance, March 31, 2018	$129	$571	$—	$—	$—	$(20,899)	$591,038	$98	$(172,111)	$398,826

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net income	$14,527	$10,524
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	1,360	3,361
Depreciation and amortization	5,222	6,412
Deferred financing costs and derivative and accretion expense	593	995
Stock-based and deferred compensation	3,924	4,253
Unrealized depreciation (appreciation) on investments	(1,458)	124
Loss on equity method investment	4	137
Loss on debt extinguishment	—	6,058
Changes in operating assets and liabilities:
Receivables	(327)	1,104
Prepaid expenses	(1,181)	(1,545)
Other assets	—	425
Accounts payable and accrued expenses	5,685	2,166
Accrued compensation and benefits	(10,331)	(8,280)
Other liabilities	(80)	138
Net cash provided by operating activities	17,938	25,872

Cash flows from investing activities
Purchases of property and equipment	(484)	(703)
Purchases of trading securities	(1,533)	(1,464)
Sales of trading securities	570	448
Equity method investment	—	(1,000)
Net cash used in investing activities	(1,447)	(2,719)

Cash flows from financing activities
Issuance of Class A common stock, net of underwriter discount	13	156,549
Payment of Class A common stock deferred offering costs	—	(438)
Issuance of Class B common stock from exercise of stock options	221	10
Repurchase of common stock	(1,643)	—
Payments of taxes related to net share settlement of equity awards	(196)	—
Proceeds from long-term senior debt	—	359,100
Payment of debt financing fees	—	(2,091)
Repayment of long-term senior debt	—	(536,750)
Repayment of promissory note	(96)	(144)
Payment of dividends	(41)	(53)
Net cash used in financing activities	(1,742)	(23,817)

Effect of changes of foreign exchange rate on cash and cash equivalents	21	39

Net increase (decrease) in cash and cash equivalents	14,770	(625)
Cash and cash equivalents, beginning of period	51,491	12,921
Cash and cash equivalents, end of period	$66,261	$12,296

Supplemental cash flow information
Cash paid for interest	$3,801	$6,163
Cash paid for income taxes	343	—
Supplemental disclosure of non-cash item
Class A common stock offering costs reclassed from prepaid expenses and accounts payable and accrued expenses to additional paid in capital	—	4,123

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2019

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

On February 12, 2018, the Company completed the initial public offering (“IPO”) of its Class A common stock, which trades on the NASDAQ under the symbol “VCTR.”

2. Basis of Presentation and Significant Accounting Policies

The Company prepares its interim unaudited condensed consolidated financial statements on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial condition and results of operations.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC. A complete listing of the Company’s significant accounting policies is included in the 2018 Annual Report on Form 10-K.

All dollar amounts, except per share data in the text and tables herein, are stated in thousands unless otherwise indicated.

Retroactive Adjustments for Common Stock Split

The Company’s Board of Directors and stockholders approved a 175.194 for 1 stock split of the Company’s common stock on February 1, 2018. All common share and common per share amounts in the unaudited condensed consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this stock split. See Notes 10, 11 and 12.

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

The Company’s involvement with non‑consolidated sponsored investment funds that are considered VIEs include providing investment advisory services, fund administration and distribution services and/or holding a minority interest. At March 31, 2019 and December 31, 2018, the Company’s investments in and maximum risk of loss related to unconsolidated sponsored VIE investment funds totaled $15.3 million and $12.9 million respectively which are included in investments on the unaudited condensed consolidated balance sheets. The Company has not provided financial support to these entities outside the ordinary course of business, which includes assuming operating expenses of funds for competitive or contractual reasons through fee waivers and fund expense reimbursements. The Company does not consolidate the sponsored investment funds in which it had an equity investment as it holds a minority interest, does not direct significant activities of these funds and does not have the right to receive benefits nor the obligation to absorb losses that could potentially be significant to these funds.

During the period ended March 31, 2019, the Company’s involvement with other non‑consolidated VIEs included an equity method investment with Cerebellum Capital, LLC (“Cerebellum Capital”). The Company’s maximum risk of loss associated with Cerebellum Capital totaled $9.0 million at March 31, 2019 and December 31, 2018. See Note 13.

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

Revenue Recognition

The Company’s revenue includes fees earned from providing investment management, fund administration and fund distribution services. Revenue is recognized for each distinct performance obligation identified in customer contracts when the performance obligation has been satisfied by transferring services to a customer either over time or at the point in time when the customer obtains control of the service. Revenue is recognized in the amount of variable or fixed consideration allocated to the satisfied performance obligation that the Company expects to be entitled to in exchange for transferring services to a customer. Variable consideration is included in the transaction price only when it is probable that a significant reversal of such revenue will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

Investment management, fund administration and fund distribution fees are generally considered variable consideration as they are typically calculated as a percentage of assets under management and advisement (“AUM’). The amount of fees earned is subject to factors outside of the Company’s control including customer or underlying investor contributions and redemptions and financial market volatility. These fees are considered constrained and are excluded from the transaction price until the asset values on which the customer is billed are calculated and the value of consideration is measurable.

The timing of when the Company bills its clients and related payment terms varies in accordance with the agreed upon contractual terms. Clients are generally billed after the service is performed which results in the recording of accounts receivable and accrued revenue. Deferred revenue is recorded in situations where a client is billed in advance.

The Company has contractual arrangements with third parties to provide certain advisory, administration and distribution services. Management considers whether the Company is acting as the principal service provider or as an agent to determine whether its revenue should be recorded based on the gross amount payable by the customer or net of payments to third-party service providers, respectively. The Company is considered a principal service provider if it controls the service that is transferred to the customer. The Company is considered an agent when it arranges for the service to be provided by another party and does not control the service.

Investment Management Fees

Investment management fees are received in exchange for investment management services that represent a series of distinct incremental days of investment management service. Control of investment management services is transferred to the customers over time as these customers receive and consume the benefits provided by these services. Investment management fees are calculated as a contractual percentage of AUM and are generally paid in arrears on a monthly or quarterly basis.

Investment management fees are recognized as revenue using a time-based output measure to measure progress. Revenue is recorded at month end or quarter end when the value of consideration is measured. The amount of investment management fee revenue varies from one reporting period to another as levels of AUM change (from inflows, outflows and market movements) and as the number of days in the reporting period change.

The Company may waive certain fees for investment management services provided to the Victory Funds and VictoryShares and may subsidize certain share classes of the Victory Funds and VictoryShares to ensure that specified operating expenses attributable to such share classes do not exceed a specified percentage. These waivers and reimbursements reduce the transaction price allocated to investment management services and are recognized as a reduction to investment management fees revenue. The amounts due to the Victory Funds and VictoryShares for waivers and expense reimbursements represent consideration payable to customers, which is recorded in accounts payable and accrued expenses on the unaudited condensed consolidated balance sheet, and no distinct services are received in exchange for these payments.

Performance‑based investment management fees, which include fees under performance fee and fulcrum fee arrangements, are included in the transaction price for providing investment management services. Performance-based investment management fees are calculated as a percentage of investment performance on a client’s account versus a specified benchmark or hurdle based on the terms of the contract with the customer. Performance-based investment management fees are variable consideration and are recognized as revenue when it is probable that a significant reversal of the cumulative revenue for the contractual performance period will not occur. Performance-based investment management fees recognized as revenue in the current period may pertain to performance obligations satisfied in prior periods.

Fund Administration Fees

The Company recognizes fund administration fees as revenue using a time-based output measure to measure progress. Fund administration fees are determined based on the contractual rate applied to average daily net assets of the Victory Funds and VictoryShares for which administration services are provided. Revenue is recorded on a monthly basis when the value of consideration is measured using actual average daily net assets and constraints are removed.

The Company has contractual arrangements with a third party to provide certain sub-administration services. The Company is the primary obligor under the contracts with the Victory Funds and VictoryShares and has the ability to select the service provider and establish pricing. As a result, fund administration fees and sub-administration expenses are recorded on a gross basis.

Fund Distribution Fees

VCA receives compensation for sales and sales-related services promised under distribution contracts with the Victory Funds. Revenue is measured in an amount that reflects the consideration to which VCA expects to be entitled in exchange for providing distribution services. Distribution fees are generally calculated as a percentage of average net assets in the Victory Funds. VCA’s performance obligation is satisfied at the point in time when control of the services is transferred to customers, which is upon investor subscription or redemption.

Based on the nature of the calculation, the revenue for these services is accounted for as variable consideration, VCA may recognize distribution fee revenue in the current period that pertains to performance obligations satisfied in prior periods, as it represents variable consideration and is recognized as uncertainties are resolved. VCA’s distribution fee revenue is recorded in fund administration and distribution fees on the unaudited condensed consolidated statements of operations.

VCA has contractual arrangements with third parties to provide certain distribution services. VCA is the primary obligor under the contracts with the Victory Funds and has the ability to select the service provider and establish pricing. Substantially all of VCA’s revenue is recorded gross of payments made to third parties.

Costs Related to Customer Contracts

The Company is required to capitalize certain costs directly related to the acquisition or fulfillment of a contact with a customer. The Company has not identified any sales-based compensation or similar costs that meet the definition of an incremental cost to acquire a contract and as such has no intangible assets related to contract acquisitions.

Direct costs incurred to fulfill services under VCA’s distribution contracts include sales commissions paid to third party dealers for the sale of Class C Shares. VCA may pay upfront sales commissions to dealers and institutions that sell Class C shares of the participating Victory Funds at the time of such sale. Upfront sales commission payments with respect to Class C shares equal 1.00% of the purchase price of the Class C shares sold by the dealer or institution. When VCA makes an upfront payment to a dealer or institution for the sale of Class C shares, VCA capitalizes the cost of such payment, which is recorded in prepaid expenses on the unaudited condensed consolidated balance sheets, and amortizes the cost over a 12 month period, the estimated period of benefit.

Valuation of Assets Under Management

The fair value of assets under management of the Victory Funds and VictoryShares is primarily determined using quoted market prices or independent third party pricing services or broker price quotes. In limited circumstances, a quotation or price evaluation is not readily available from a pricing service. In these cases, pricing is determined by management based on a prescribed valuation process that has been approved by the directors/trustees of the sponsored products. The same prescribed valuation process is used to price securities in separate accounts and other vehicles for which a quotation or price evaluation is not readily available from a pricing service. For the periods presented, a de minimis amount of the AUM was priced in this manner.

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

Contract termination liabilities are recorded for contract termination costs when the Company terminates a contract or stops using the product or service covered by the contract. Contract termination liabilities are recognized and measured at fair value. Contract termination costs are recorded in restructuring and integration costs on the unaudited condensed consolidated statements of operations. A rollforward of restructuring and integration liabilities, which are recorded in accounts payable and accrued expenses on the unaudited condensed consolidated balance sheets, for the three months ended March 31, 2019 and 2018 appears below.

	Three Months Ended March 31,
(in millions)	2019	2018
Liability balance, beginning of period	$0.1	$0.1
Severance expense	—	0.3
Restructuring and integration costs	—	0.3
Settlement of liabilities	—	(0.2)
Liability balance, end of period	$0.1	$0.2

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

Adoption of New Accounting Standards

In May 2014, the FASB issued ASU 2014‑09, Revenue from Contracts with Customers (ASC 606, as amended), which supersedes prior revenue recognition guidance. ASU 2014-09 and all subsequent amendments related to ASU 2014-09 (the “new revenue guidance") requires the following steps when recognizing revenue: 1) identify the contract with the customer 2) identify performance obligations in the contract 3) determine the transaction price 4) allocate the transaction price to the performance obligations in the contract and 5) recognize revenue when or as performance obligations are satisfied.

The Company’s introducing broker-dealer VCA adopted ASU 2014-09 on January 1, 2018. The Company adopted ASU 2014-09 on January 1, 2019 using the modified retrospective approach. No cumulative effect adjustment was required to be recorded and the comparative information has not been restated. The Company determined that the new revenue guidance did not have a material impact on the timing of recognition of the Company’s revenue. The most significant impact from adopting the new revenue guidance was a change to a net presentation of certain fund expense reimbursements which were previously presented on a gross basis. See Note 3 for the effect of the changes in the presentation of fund expense reimbursements.

In early 2016, the FASB issued ASU 2016‑01. This update requires equity securities to be measured at fair value and changes in the fair value of equity securities to be recognized in net income. The Company adopted ASU 2016-01 on January 1, 2019, and the adoption had an immaterial impact on the Company’s unaudited condensed consolidated financial statements. In the three months ended March 31, 2019, the Company recognized $0.1 million of unrealized gains in interest income and other income/(expense) in the unaudited condensed consolidated statements of operations.

In February 2018, the FASB issued ASU 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income". ASU 2018-02 allows companies to reclassify tax effects stranded in accumulated other comprehensive income from remeasuring deferred tax assets and liabilities upon the enactment of the Tax Cuts and Job Act in December 2017. The Company adopted ASU 2018-02 on January 1, 2019 and elected to reclassify the income tax effects of the 2017 Tax Cuts and Jobs Act, which totaled $0.1 million, from accumulated other comprehensive income to retained deficit.

On October 2018, as part of Rule 3-04 of Regulation S-X, the SEC published amended rules requiring an analysis of changes in stockholders’ equity for the current and comparative quarter and year to date periods in financial statements included in quarterly reports on Form 10-Q. The Company began including an analysis of changes in stockholders’ equity for the current and comparative quarter in its unaudited condensed consolidated financial statements included on Form 10-Q for the quarter ending March 31, 2019.

In August 2016, the FASB issued ASU 2016‑15 which provides guidance on the cash flow statement classification of debt extinguishment costs, contingent consideration payments made after a business combination, and distributions received from equity method investees. The Company adopted ASU 2016-15 on January 1, 2019 and there was no impact on the unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016‑02 on leases. The new guidance requires lessees to record most leases on their balance sheets. Expense will be recognized in the income statement in a manner that is similar to today’s accounting. A modified retrospective transition approach is used when adopting the amended ASU 2016-02, which includes a number of optional practical expedients that entities may elect to apply. The update is effective for fiscal years beginning after December 15, 2018 for non‑emerging growth companies and for fiscal years beginning after December 15, 2019 for the Company. The Company continues to analyze the impact on its financial statements of adopting this standard but expects to record right of use assets and lease liabilities related to its operating leases upon adoption on January 1, 2020.

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

3. Revenue Recognition

The following table presents a disaggregation of revenue by type and product for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(in thousands)	2019	2018
Investment management fees
Mutual funds (Victory Funds)	$50,576	$63,071
ETFs (VictoryShares)	2,016	1,929
Separate accounts and other vehicles	22,050	23,404
Performance-based fees
Separate accounts and other vehicles	(231)	726
Total	$74,411	$89,130

Fund administration and distribution fees
Administration fees
Mutual funds (Victory Funds)	$5,245	$5,550
ETFs (VictoryShares)	270	186
Distribution fees
Mutual funds (Victory Funds)	7,553	10,098
Total	$13,068	$15,834

Total Revenue	$87,479	$104,964

Beginning on January 1, 2019, and as a result of adopting ASU 2014-09, fund expense reimbursements are presented as a reduction of investment management fees. This change in presentation reduced revenue, and operating expenses, by $4.1 million for the three months ended March 31, 2019.

The following table presents balances of receivables from contracts with customers:

(in thousands)	March 31, 2019	December 31, 2018
Customer Receivables
Mutual funds (Victory Funds)	$22,316	$21,025
ETFs (VictoryShares)	926	909
Separate accounts and other vehicles	19,271	19,199
Receivables from contracts with customers	42,513	41,133
Non-customer receivables	270	2,987
Receivables	$42,783	$44,120

4. Acquisitions

Harvest Acquisition

On September 21, 2018, the Company entered into the Harvest Purchase Agreement, whereby the Company agreed to purchase 100% of the equity interests of Harvest. The Harvest Acquisition was subject to the receipt of a specified level of client consent, termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), which termination was received on November 6, 2018, and other closing conditions. The Harvest Purchase Agreement contained customary termination rights for the Company and Harvest, including in the event the Harvest Acquisition is not consummated on or before June 11, 2019.

On April 22, 2019, the Company, Harvest and the Members’ Representative entered into an agreement (the “Harvest Termination Agreement”) to mutually terminate the Harvest Purchase Agreement as of April 22, 2019. Neither the Company nor Harvest will be responsible for any termination fee to the other party as a result of the termination.

USAA AMCO Acquisition

On November 6, 2018, the Company entered into the USAA Stock Purchase Agreement, whereby the Company agreed to purchase 100% of the outstanding common stock of the USAA Acquired Companies. The USAA AMCO Acquisition includes AMCO’s mutual fund and ETF businesses and the USAA 529 College Savings Plan. The USAA AMCO Acquisition is expected to diversify the Company’s AUM, expand its investment capabilities, increase its size and scale and introduce a new USAA direct-member distribution channel to the Company’s existing distribution platform.

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

The USAA Stock Purchase Agreement provides that the Base Purchase Price will be reduced if AMCO does not obtain client consents (the “Consents”) related to the assignment of AMCO’s investment advisory contracts representing revenues equal to at least 95% of a baseline revenue amount (the “Run Rate Threshold”). The Base Purchase Price is subject to working capital and debt adjustments as well as reductions for certain unpaid transaction expenses, accrued bonuses and commissions and other specified liabilities of AMCO, in each case as of immediately prior to Closing. The Base Purchase Price is also subject to a customary post-Closing adjustment, as well as a true-up payment in respect of Consents obtained in the 180 days following the USAA Closing.

The USAA AMCO Acquisition is expected to close on July 1, 2019 and is subject to, among other things, the receipt of a specified level of Consents, the expiration or termination of the applicable waiting period under the HSR Act, which termination was received on December 3, 2018, the absence of any material adverse effect as defined in the USAA Stock Purchase Agreement on the business of the USAA Acquired Companies, and other customary closing conditions.

The USAA Stock Purchase Agreement contains customary termination rights for the Company and USAA Capital Corporation, parent of the USAA Acquired Companies, including in the event the USAA AMCO Acquisition is not consummated on or before August 3, 2019.

Acquisition-related costs

Costs related to acquisitions are summarized below and include legal and filing fees, advisory services, mutual fund proxy voting costs and other one-time expenses related to the transactions. These costs are included in acquisition-related costs in the unaudited condensed consolidated statements of operations.

	Acquisition-related costs
	Three Months Ended March 31,
(in thousands)	2019	2018
USAA AMCO Acquisition	$2,586	$—
Harvest Acquisition	191	—
	$2,777	$—

5. Fair Value Measurements

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

As of March 31, 2019, the Company had $0.7 million in contingent consideration arrangement liabilities that were measured at fair value on a recurring basis. These liabilities represent the CEMP earn-out payment liability, which is included in consideration payable for acquisition of business on the unaudited condensed consolidated balance sheets. Level 3 inputs were utilized to determine fair value, or the present value of the expected future settlement, of the contingent consideration arrangement. Changes in the fair value of the liability, realized or unrealized, are recorded in earnings and are included in change in value of consideration payable for acquisition of business on the unaudited condensed consolidated statements of operations. During the three months ended March 31, 2019 and 2018, there were no changes in the valuation of the CEMP earn-out liability.

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

(in thousands)	Contingent Consideration Arrangements
Balance, December 31, 2018	$(716)
CEMP change in fair value measurement	-
Balance, March 31, 2019	$(716)

There were no transfers between any of the Level 1, 2 and 3 categories in the fair value measurement hierarchy from December 31, 2018 to March 31, 2019. The Company recognizes transfers at the end of the reporting period.

The net carrying values of cash and cash equivalents, receivables and accounts payable and accrued expenses approximate fair value due to the short-term nature of these assets and liabilities. The carrying amount of the Company’s long-term debt at March 31, 2019 approximates fair value. Level 2 inputs are utilized to determine the fair value of the Company’s long-term debt.

The fair value of investments measured using the net asset value practical expedient at March 31, 2019 and December 31, 2018 totaled $15.7 million and $13.3 million, respectively.

6. Related-Party Transactions

The Company considers certain funds that it manages, including the Victory Funds, the VictoryShares and collective trust funds that it sponsors (the “Victory Collective Funds”), to be related parties as a result of the Company’s advisory relationship.

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

Balances and transactions involving related parties included in the unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of operations are summarized below. Included in receivables (fund administration and distribution fees) are amounts due from the Victory Funds for compliance services. Included in fund administration and distribution fees are amounts earned for compliance services. Realized and unrealized gains and losses and dividend income on investments in the Victory Funds classified as either available-for-sale or trading securities are included in interest income and other income/(expense). Included in other liabilities is the remaining amount payable for a promissory note for amounts due upon repurchase of Company common stock from a shareholder.

(in thousands)	March 31, 2019	December 31, 2018
Related party assets
Receivables (investment management fees)	$20,872	$19,612
Receivables (fund administration and distribution fees)	3,309	3,153
Investments (available-for-sale securities, fair value)	694	601
Investments (trading securities, fair value)	14,577	12,343
Total	$39,452	$35,709

Related party liabilities
Accounts payable and accrued expenses (fund reimbursements)	$3,868	$2,300
Other liabilities (promissory note)	—	96
Total	$3,868	$2,396

	Three Months Ended March 31,
(in thousands)	2019	2018
Related party revenue
Investment management fees	$53,793	$65,866
Fund administration and distribution fees	13,067	15,834
Total	$66,860	$81,700

Related party expense
Distribution and other asset-based expenses (fund reimbursements) (1)	$—	$2,933
General and administrative	—	141
Total	$—	$3,074

Related party other income (expense)
Interest income/(expense) and other income/(expense)	$1,361	$(99)
Interest income/(expense) and other financing costs (promissory note)	(1)	(6)
Total	$1,360	$(105)

(1)	Effective January 1, 2019 upon the adoption of ASU 2014-09, expense reimbursements have been reclassed to investment management fees.

7. Investments

As of March 31, 2019 and December 31, 2018, the Company held both available-for-sale securities and trading securities. Available-for-sale investments consist entirely of seed capital investments in certain Victory Funds. Trading securities are held under a deferred compensation plan and include Victory Funds and third party mutual funds.

Available‑For‑Sale Securities

A summary of the cost and fair value of investments classified as available-for-sale is as follows:

		Gross Unrealized		Fair
(in thousands)	Cost	Gains	(Losses)	Value
As of March 31, 2019	$666	$44	$(16)	$694
As of December 31, 2018	666	6	(71)	601

Unrealized and realized gains and losses on available‑for‑sale investments are recognized on the unaudited condensed consolidated statements of operations as interest income and other income/(expense). There were no sales of available-for-sale securities in the three months ended March 31, 2019 and 2018.

Trading Securities

A summary of the cost and fair value of investments classified as trading securities is as follows:

		Gross Unrealized		Fair
(in thousands)	Cost	Gains	(Losses)	Value
As of March 31, 2019	$15,821	$66	$(839)	$15,048
As of December 31, 2018	14,874	5	(2,160)	12,719

Unrealized and realized gains and losses on trading securities are recorded in interest income and other income/(expense) in the unaudited condensed consolidated statements of operations. Proceeds from sales and realized gains and losses from trading securities in the three months ended March 31, 2019 and 2018 are as follows:

	Sale	Realized
(in thousands)	Proceeds	Gains	(Losses)
For the Three Months Ended March 31, 2019	$570	$2	$(20)
For the Three Months Ended March 31, 2018	448	28	(2)

8. Income Taxes

The effective tax rate for the three months ended March 31, 2019 and 2018 differs from the U.S. federal statutory rate primarily as a result of state and local income taxes, excess tax benefits on share-based compensation and certain non-deductible expenses. For the three months ended March 31, 2019 and 2018, the provision for income taxes was $4.8 million and $3.6 million, or 24.9% and 25.3% of pre-tax income, respectively.

The effective tax rate for the three months ended March 31, 2019 was lower than the effective tax rate for the three months ended March 31, 2018 due mainly to higher excess tax benefits on share-based compensation.

No valuation allowance was recorded for deferred tax assets in the periods ended March 31, 2019 and 2018.

9. Debt

The components of long-term debt under the Existing Credit Agreement on the unaudited condensed consolidated balance sheets at March 31, 2019 and December 31, 2018 appear below.

(in thousands)	March 31, 2019	Effective Interest Rate	December 31, 2018	Effective Interest Rate
Due February 2025	$280,000	5.91%	$280,000	6.22%
Term loan principal outstanding	280,000		280,000
Unamortized debt issuance costs	(7,312)		(7,629)
Unamortized debt discount	(3,368)		(3,514)
Long-term debt	$269,320		$268,857

A total of $80.0 million of the outstanding term loans under the Existing Credit Agreement was repaid in 2018, satisfying the required annual amortization of 1% per annum through 2024. No additional repayments were made in the three months ended March 31, 2019.

The components of interest expense and other financing costs on the unaudited condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018 appear below.

	For the Three Months Ended March 31,
(in thousands)	2019	2018
Interest expense	$3,880	$6,015
Amortization of debt issuance costs	364	603
Amortization of debt discount	146	252
CEMP base payment accretion expense	83	140
Other	151	82
Total	$4,624	$7,092

As of March 31, 2019, the term loans under the Existing Credit Agreement had an interest period of one month and the interest rate was 5.25%.

The Harvest Commitment Letter

In connection with entering into the Harvest Purchase Agreement, on September 21, 2018, the Company entered into the Harvest Commitment Letter with Royal Bank of Canada (“RBC”) and Barclays Bank PLC (“Barclays”), pursuant to which RBC and Barclays committed to provide, and agreed to arrange and syndicate, an incremental senior secured term loan facility under the Existing Credit Agreement in an initial aggregate principal amount of up to $265 million (the “Harvest Facility”). The proceeds of the Harvest Facility, together with cash on the Company’s balance sheet at Harvest Closing, were to be used by the Company to fund a portion of the Harvest Purchase Price and to pay fees and expenses incurred in connection with the Harvest Acquisition and the Harvest Facility, unless the Company financed the Harvest Acquisition with proceeds from the USAA AMCO Term Loan Facility described below.

The Harvest Commitment Letter automatically terminated in accordance with its terms upon execution of the Harvest Termination Agreement.

USAA AMCO Credit Facilities Commitment Letter

In connection with entering into the USAA Stock Purchase Agreement, on November 6, 2018, the Company entered into the USAA AMCO Credit Facilities Commitment Letter with Barclays and RBC, pursuant to which Barclays and RBC committed to provide, and agreed to arrange and syndicate, a new seven-year senior secured first lien term loan facility (the “USAA AMCO Term Loan Facility”) in an aggregate principal amount of up to $1.395 billion and a new five-year senior secured first lien revolving credit facility (together with the USAA AMCO Term Loan Facility, the “USAA

AMCO Credit Facilities”) in an aggregate principal amount of up to $100 million. Proceeds from the USAA AMCO Term Loan Facility, together with cash on the Company’s balance sheet, were to be used to refinance in full all debt outstanding under the Company’s Existing Credit Agreement, finance the USAA AMCO Acquisition and finance the above mentioned Harvest Acquisition, thus effectively replacing the Harvest Commitment Letter.

As a result of entering into the Harvest Termination Agreement on April 22, 2019, the commitments under the USAA AMCO Credit Facilities Commitment Letter attributable to the financing for the Harvest Acquisition automatically terminated in accordance with their terms, thereby reducing the size of the USAA AMCO Term Loan Facility to $1.130 billion.

10. Equity

Share Rollforward

The tables below present the changes in the number of shares of common stock issued and repurchased:

	Shares of Common Stock Issued		Shares of Treasury Stock
	Class A	Class B	Class A	Class B
Balance, December 31, 2018	15,280,833	55,284,408	(856,275)	(2,146,980)
Issuance of shares	952	–	–	–
Share conversion - Class B to A	381,689	(381,689)	–	–
Repurchase of shares	–	–	(122,957)	–
Vesting of restricted share grants	–	39,636	–	–
Exercise of options	–	71,652	–	–
Shares withheld related to net settlement of equity awards	–	–	–	(29,108)
Balance, March 31, 2019	15,663,474	55,014,007	(979,232)	(2,176,088)

	Shares of Common Stock Issued			Shares of Treasury Stock
	Class A	Class B	Pre-IPO	Class A	Class B	Pre-IPO
Balance, December 31, 2017	–	–	57,182,730	–	–	(2,064,057)
Issuance of Class A common stock	12,810,860	–	–	–	–	–
Redesignation of common stock	–	57,184,766	(57,184,766)		(2,064,057)	2,064,057
Share conversion - Class B to A	88,455	(88,455)	–	–	–	–
Vesting of restricted share grants	–	14,794	2,036	–	–	–
Exercise of options		5,000
Fractional shares retired	–	(263)	–	–	–	–
Balance, March 31, 2018	12,899,315	57,115,842	–	–	(2,064,057)	–

Equity Repurchase Program

As of March 31, 2019, a total of 979,232 shares of Class A common stock had been repurchased under the share repurchase program authorized in 2018 at a total cost of $9.4 million and an average cost of $9.59 per share, and $5.6 million was available for future repurchases. The repurchase program expires on December 31, 2019.

11. Share‑Based Compensation

Current Period Activity

During the three months ended March 31, 2019, the Company issued 518,385 restricted share grants, of which 6,248 were fully vested on the grant date and 478,849 will vest over a three year period and 33,288 will vest over a five year period.

Activity during the three months ended March 31, 2019 and 2018 related to stock option awards and restricted stock awards is shown in the tables below.

	Shares Subject to Stock Option Awards
	Three Months Ended March 31,
	2019			2018
	Avg wtd	Avg wtd		Avg wtd	Avg wtd
	grant-date	exercise		grant-date	exercise
	fair value	price	Units	fair value	price	Units
Outstanding at beginning of period	$3.79	$6.12	9,070,052	$3.66	$5.71	9,078,728
Granted	—	—	—	6.52	14.27	357,256
Forfeited	6.52	14.27	(25,160)	6.26	13.73	(4,552)
Exercised	2.80	3.08	(71,652)	2.54	2.45	(5,000)
Outstanding at end of the period	$3.79	$6.12	8,973,240	$3.76	$6.04	9,426,432
Vested	$3.41	$4.95	6,752,579	$3.21	$4.32	5,872,927
Unvested	4.94	9.69	2,220,661	4.68	8.88	3,553,505

	Restricted Stock Awards
	Three Months Ended March 31,
	2019		2018
	Avg wtd grant-		Avg wtd grant-
	date fair value	Units	date fair value	Units
Unvested at beginning of period	$13.17	2,997,856	$11.82	1,293,107
Granted	14.97	518,385	14.27	1,678,743
Vested	13.15	(39,636)	12.84	(16,830)
Forfeited	14.02	(367,998)	—	—
Unvested at end of period	$13.37	3,108,607	$13.20	2,955,020

Dividend Payments

As of March 31, 2019 and December 31, 2018, the amount of cash bonuses and distributions related to dividends previously declared on unvested and outstanding restricted share awards and stock options totaled $1.8 million, which is not recorded as a liability as of the balance sheet date. A liability will be recorded for these cash bonuses and dividends when the restricted shares and options vest.

Share-based Compensation Expense

The Company recorded $1.5 million and $3.3 million of share-based compensation expense in the three months ended March 31, 2019 and 2018, respectively, in personnel compensation and benefits expense in the unaudited condensed consolidated statements of operations.

12. Earnings Per Share

The computation of basic and diluted earnings per share is as follows:

	Three Months Ended March 31,
(in thousands except per share amounts)	2019	2018
Net income	$14,527	$10,524
Shares:
Basic: Weighted average number of shares outstanding	67,520,883	61,599,057
Plus: Incremental shares from assumed conversion of dilutive instruments	4,760,995	4,684,564
Diluted: Weighted average number of shares outstanding	72,281,878	66,283,621

Outstanding instruments excluded from the computation of weighted average shares for diluted EPS because the effect would be anti-dilutive totaled 1,365,714 and 1,646,844 for the three months ended March 31, 2019 and 2018, respectively. Holders of non-vested share-based compensation awards do not have rights to receive nonforfeitable dividends on the shares covered by the awards.

13. Equity Method Investment

The Company’s equity investment in Cerebellum totaled $7.9 million as of March 31, 2019, which is net of $1.1 million of cumulative losses recorded under the equity method of accounting. For the three months ended March 31, 2019 and 2018, losses from equity method investments, which are recorded in interest income and other income/(expense) in the unaudited condensed consolidated statements of operations, were immaterial. Equity method investments are recorded in other assets on the unaudited condensed consolidated balance sheets. The Company’s equity investment in Cerebellum was $5.5 million as of March 31, 2018, which was net of cumulative losses of $0.5 million.

14. Accumulated Other Comprehensive Income (Loss)

The following table presents changes in accumulated other comprehensive income/(loss) by component for the three months ended March 31, 2019 and 2018.

		Cumulative
	Available-for-sale	Translation
(in thousands)	Securities	Adjustment	Total
Balance, December 31, 2018	$(59)	$(27)	$(86)
Other comprehensive income/(loss) before reclassification and tax	—	16	16
Tax impact	—	(4)	(4)
Net current period other comprehensive income/(loss)	—	12	12
Cumulative effect of adoption of ASU 2016-01 and 2018-02	59	3	62
Balance, March 31, 2019	$—	$(12)	$(12)
Balance, December 31, 2017	$51	$13	$64
Other comprehensive income/(loss) before reclassification and tax	14	39	53
Tax impact	(9)	(10)	(19)
Net current period other comprehensive income/(loss)	5	29	34
Balance, March 31, 2018	$56	$42	$98

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this report, and our audited financial statements, notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2018 Form 10-K. Our results of operations for interim periods are not necessarily indicative of results to be expected for the full year or for any other period.

Overview

We are an investment management firm operating a next generation, integrated multi-boutique model with $58.1 billion in AUM as of March 31, 2019. Our differentiated model features a scalable operating platform that provides centralized distribution, marketing and operations infrastructure to our Franchises and Solutions. Our earnings are primarily driven by asset-based fees charged for services related to the investment strategies we deliver and consist of investment management, fund administration and distribution fees.

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

We have grown our AUM from $17.9 billion following the management-led buyout with Crestview GP in August 2013 to $58.1 billion at March 31, 2019. We attribute this growth to our success in sourcing acquisitions and evolving them into organic growers, generating strong investment returns, and developing retail and institutional distribution channels with deep penetration.

USAA AMCO Acquisition

On November 6, 2018, we entered into an agreement to acquire the USAA Acquired Companies and their Mutual Fund and ETF businesses and the USAA 529 College Savings Plan. The USAA Acquired Companies have proven expertise in managing fixed income, global multi-asset and equity strategies through both internal investment teams and external subadvisors. We expect the USAA AMCO Acquisition will diversify our AUM, expand our investment capabilities, increase our size and scale and introduce a new and unique USAA direct-member distribution channel to our existing distribution platform.

The USAA AMCO Acquisition is expected to close on July 1, 2019. See Note 4 of the unaudited condensed consolidated financial statements for further details on the USAA AMCO Acquisition and Part II – Other Information - Item 1A “Risk Factors” for further discussion of the risks related to this acquisition.

Harvest Purchase Agreement

On April 22, 2019, we, Harvest and the Members’ Representative entered into the Harvest Termination Agreement to mutually terminate the Harvest Purchase Agreement as of that date. Neither we nor Harvest will be responsible for any termination fee to the other party as a result of the termination.

Business Highlights

•

AUM was $58.1 billion at March 31, 2019 compared to $52.8 billion at December 31, 2018, up 10% driven by market movement partially offset by net outflows. Our Global / Non-U.S. Equity asset class saw net inflows during the quarter while U.S. Mid Cap Equity and U.S Large Cap Equity accounted for the majority of the net outflows. We generated $3.0 billion in gross flows and ($1.1) billion in negative net flows for the three months ended March 31, 2019 compared to $3.7 billion and ($0.6) billion, respectively, for the three months ended March 31, 2018.

•

Our Franchises and Solutions had strong investment performance. As of March 31, 2019, 24 of our mutual funds and ETFs have overall Morningstar ratings of four or five stars and 67% of our fund and ETF AUM were rated four or five stars by Morningstar. As of March 31, 2019, 60% of our strategies by AUM had investment returns in excess of their respective benchmarks over a one-year period, 75% over a three-year period, 74% over a five-year period and 90% over a ten-year period. On an equal-weighted basis, 55% of our strategies have outperformed their benchmarks over a one-year period, 55% over a three-year period, 63% over a five-year period and 81% over a ten-year period.

•

The industry recognized us for our achievements. For the fourth consecutive year, eVestment ranked us in the top 5 in their 2018 Institutional Brand Awareness by AUM category. We ranked 9th in “Barron’s Best Fund Families of 2018” for the one-year period ended December 31, 2018. We also ranked 4th in the mixed asset category and 5th in the taxable bond category. This is the 2nd consecutive year that we have been ranked among the top 10 best fund families and the 5th consecutive year that we have been ranked among the top 25 best fund families by Barron’s.

•	Total revenue for the three months ended March 31, 2019 was $87.5 million compared to $105.0 million for the three months ended March 31, 2018.
•	Net income was $14.5 million for the three months ended March 31, 2019 compared to net income of $10.5 million for the three months ended March 31, 2018.
•

Adjusted EBITDA was $33.6 million for the three months ended March 31, 2019 compared to $39.8 million for the three months ended March 31, 2018. As a percentage of revenue, Adjusted EBITDA margin was 38.4% in the first quarter of 2019, compared with 37.9% in the first quarter of 2018. See “—Supplemental Non-GAAP Financial Information” for more information about how we calculate Adjusted EBITDA and a reconciliation of net income to Adjusted EBITDA.

•

Adjusted Net Income was $21.9 million for the three months ended March 31, 2019 compared to $23.1 million for the three months ended March 31, 2018. See “—Supplemental Non-GAAP Financial Information” for more information about how we calculate Adjusted Net Income and a reconciliation of net income to Adjusted Net Income.

Key Performance Indicators

When we review our performance we focus on the indicators described below:

	Three Months Ended March 31,
($ in millions)	2019		2018
AUM at period end	$58,119		$60,855
Average AUM	57,043		62,020
Gross flows	3,038		3,685
Net flows	(1,105)		(633)
Total revenue (1)	87.5		105.0
Revenue on average AUM(1)	62	bps	69	bps
Net income	14.5		10.5
Adjusted EBITDA(2)	33.6		39.8
Adjusted EBITDA Margin(1)(3)	38.4%		37.9%
Adjusted Net Income(2)	21.9		23.1
Tax benefit of goodwill and acquired intangibles(4)	3.4		3.3

(1)

On January 1, 2019, the Company adopted ASU 2014-09 and now records all Mutual Fund and ETF waivers and expense reimbursements as a reduction of reported revenue and not as an expense item. The impact in the three months ended March 31, 2019 was a $4.1 million decrease in revenue and operating expenses. Because the Company adopted the new guidance using the modified retrospective method, prior periods have not been restated.

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

Assets Under Management

Due to rounding, AUM numbers presented in the tables below may not add up precisely to the totals provided.

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

Our goal is to establish and maintain a client base that is diversified by Franchise and Solutions, asset class, distribution channel and vehicle. The chart below sets forth our AUM by Franchise and Solutions as of March 31, 2019:

The following table presents our AUM by asset class as of the dates indicated:

	As of
	March 31,
(in millions)	2019	2018
U.S. Mid Cap Equity	$22,169	$24,205
U.S. Small Cap Equity	14,714	15,095
Fixed Income	6,973	7,311
U.S. Large Cap Equity	4,117	4,635
Global / Non-U.S. Equity	5,234	4,334
Solutions	3,996	3,563
Commodity	493	1,298
Other	425	414
Total	$58,119	$60,855

The following table summarizes our asset flows by asset class for the periods indicated:

		U.S.		U.S.
	U.S. Mid	Small		Large	Global /
	Cap	Cap	Fixed	Cap	Non-U.S.
(in millions)	Equity	Equity	Income	Equity	Equity	Solutions	Commodity	Other	Total
For Three Months Ended March 31, 2019
Beginning AUM	$20,019	$12,948	$6,836	$3,759	$4,610	$3,767	$469	$355	$52,763
Gross client cash inflows	993	992	303	26	365	279	56	25	3,038
Gross client cash outflows	(1,786)	(1,059)	(383)	(183)	(277)	(349)	(80)	(27)	(4,143)
Net client cash flows	(793)	(67)	(79)	(158)	88	(70)	(24)	(2)	(1,105)
Net transfers	2	(1)	—	(1)	—	1	—	(1)	—
Market appreciation / (depreciation)	2,942	1,834	216	516	535	297	47	73	6,460
Ending AUM	$22,169	$14,714	$6,973	$4,117	$5,234	$3,996	$493	$425	$58,119
For Three Months Ended March 31, 2018
Beginning AUM	$25,185	$15,308	$7,551	$4,789	$4,105	$3,028	$1,419	$386	$61,771
Gross client cash inflows	1,203	776	394	55	443	606	127	81	3,685
Gross client cash outflows	(2,080)	(922)	(640)	(211)	(220)	(77)	(146)	(22)	(4,318)
Net client cash flows	(877)	(146)	(246)	(156)	223	529	(19)	59	(633)
Net transfers	—	—	—	(1)	(8)	40	—	(39)	(8)
Market appreciation / (depreciation)	(103)	(67)	6	3	14	(34)	(102)	8	(275)
Ending AUM	$24,205	$15,095	$7,311	$4,635	$4,334	$3,563	$1,298	$414	$60,855

The following table presents our AUM by distribution channel as of the dates indicated:

	As of March 31,
	2019		2018
(in millions)	Amount	% of total	Amount	% of total
Institutional	$32,714	56%	$35,116	58%
Retail	25,405	44%	25,739	42%
Total AUM(1)	$58,119	100%	$60,855	100%

(1)	The allocation of AUM by distribution channel involves the use of estimates and the exercise of judgment.

The following table summarizes our asset flows by vehicle for the periods indicated:

			Separate
			Accounts and
			Other
(in millions)	Mutual Funds(1)	ETFs	Vehicles(2)	Total
Three Months Ended March 31, 2019
Beginning AUM	$30,492	$2,956	$19,315	$52,763
Gross client cash inflows	2,379	242	417	3,038
Gross client cash outflows	(2,887)	(299)	(957)	(4,143)
Net client cash flows	(508)	(58)	(540)	(1,105)
Net transfers	—	—	—	—
Market appreciation / (depreciation)	3,801	224	2,435	6,460
Ending AUM	$33,786	$3,123	$21,210	$58,119
Three Months Ended March 31, 2018
Beginning AUM	$37,967	$2,250	$21,555	$61,771
Gross client cash inflows	2,626	481	578	3,685
Gross client cash outflows	(3,266)	(29)	(1,023)	(4,318)
Net client cash flows	(640)	452	(445)	(633)
Net transfers	(31)	—	22	(8)
Market appreciation / (depreciation)	(307)	(28)	60	(275)
Ending AUM	$36,989	$2,674	$21,192	$60,855

(1)	Includes institutional and retail share classes and Variable Insurance Products or VIP funds.
(2)	Includes collective trust funds, wrap program separate accounts and unified managed accounts or UMAs.

At March 31, 2019, our total AUM was $58.1 billion, an increase of $5.3 billion, or 10% compared to $52.8 billion at December 31, 2018. The increase in AUM reflects net market appreciation of $6.5 billion and net outflows of ($1.1) billion. The net outflows were primarily a result of ($0.8) billion in our U.S. mid cap equity strategies, ($0.2) billion in our U.S. large cap equity strategies and ($0.1) billion in each of our U.S. small cap equity strategies, Solutions and fixed income strategies, partially offset by $0.1 billion in our global / non-U.S. equity strategies.

GAAP Results of Operations

Our GAAP results of operations were as follows for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,		Change
(in thousands, except for shares)	2019	2018	Amount	%
Revenue
Investment management fees	$74,411	$89,130	$(14,719)	-17%
Fund administration and distribution fees	13,068	15,834	(2,766)	-17%
Total revenue	87,479	104,964	(17,485)	-17%

Expenses
Personnel compensation and benefits	34,501	36,803	(2,302)	-6%
Distribution and other asset-based expenses	15,767	25,161	(9,394)	-37%
General and administrative	7,087	9,056	(1,969)	-22%
Depreciation and amortization	5,222	6,412	(1,190)	-19%
Acquisition-related costs	2,777	—	2,777	n/m
Restructuring and integration costs	—	264	(264)	-100%
Total operating expenses	65,354	77,696	(12,342)	-16%

Income from operations	22,125	27,268	(5,143)	-19%

Other income (expense)
Interest income and other income/(expense)	1,833	(37)	1,870	5,054%
Interest expense and other financing costs	(4,624)	(7,092)	2,468	35%
Loss on debt extinguishment	—	(6,058)	6,058	100%
Total other income (expense), net	(2,791)	(13,187)	10,396	79%

Income before income taxes	19,334	14,081	5,253	37%

Income tax expense	(4,807)	(3,557)	(1,250)	-35%

Net income	$14,527	$10,524	$4,003	38%

Earnings per share of common stock
Basic	$0.22	$0.17	$0.05	29%
Diluted	$0.20	$0.16	$0.04	25%

Weighted average number of shares outstanding
Basic	67,520,883	61,599,057	5,921,826	10%
Diluted	72,281,878	66,283,621	5,998,257	9%

Dividends declared per share of common stock	$—	$—	$—	n/m

Investment Management Fees

Investment management fees decreased by $14.7 million, or 17%, to $74.4 million for the three months ended March 31, 2019 from $89.1 million for the three months ended March 31, 2018 due to a decrease in average AUM year over year and a change in presentation of mutual fund and ETF waivers and expense reimbursements as a reduction of investment management fees instead of as distribution and other asset-based expense upon adoption of ASU 2014-09 on January 1, 2019. This reduced first quarter 2019 reported revenue by $4.1 million; prior periods have not been restated. Average AUM decreased by $5.0 billion to $57.0 billion for the three months ended March 31, 2019 from $62.0 billion for the three months ended March 31, 2018.

Fund Administration and Distribution Fees

Fund administration and distribution fees totaled $13.1 million for the three months ended March 31, 2019, a decrease of $2.7 million, or 17%, when compared to the three months ended March 31, 2018 due mainly to the change in fund distribution fees, which were impacted by lower average mutual fund AUM and a shift in the mix of assets to lower 12b-1 paying share classes.

Personnel Compensation and Benefits

The following table presents the components of GAAP personnel compensation and benefits expense for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(in thousands)	2019	2018
Salaries, payroll related taxes and employee benefits	$14,904	$12,923
Incentive compensation	14,662	17,165
Sales-based compensation(1)	3,388	3,393
Equity awards granted to employees(2)	1,547	3,322
Total personnel compensation and benefits expense	$34,501	$36,803

(1)	Represents sales-based commissions paid to our distribution teams. Sales-based compensation varies based on gross client cash flows and revenue earned on sales.
(2)

Equity awards typically vest over several years based on service and the achievement of specific business and financial targets. The value of the equity awards is recognized as compensation expense over the vesting period.

Personnel compensation and benefits was $34.5 million for the three months ended March 31, 2019, a decrease of $2.3 million, or 6%, from $36.8 million for the three months ended March 31, 2018. Salaries and benefits was $14.9 million for the three months ended March 31, 2019, an increase of $2.0 million, or 16%, from $12.9 million for the three months ended March 31, 2018. This increase is primarily due to a $1.5 million increase in deferred compensation plan liabilities from favorable market action on the related investments during the quarter and higher employer payroll taxes. Incentive compensation was $14.7 million for the three months ended March 31, 2019, a decrease of $2.5 million, or 15%, from $17.2 million for the three months ended March 31, 2018, due to lower earnings. Sales-based compensation was $3.4 million for the three months ended March 31, 2019, unchanged for the three months ended March 31, 2018. Equity award expense was $1.5 million for the three months ended March 31, 2019, a decrease of $1.8 million, or 55%, from $3.3 million for the three months ended March 31, 2018, due to the reversal of expense in 2019 related to equity awards forfeited during the quarter.

Distribution and Other Asset‑based Expenses

The following table presents the components of distribution and other asset-based expenses for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(in thousands)	2019	2018
Broker-dealer distribution fees	$6,979	$9,338
Platform distribution fees	4,583	7,723
Fund expense reimbursements	—	2,933
Sub-administration	1,682	1,534
Sub-advisory	847	1,838
Middle-office	1,676	1,795
Total distribution and other asset-based expenses	$15,767	$25,161

Distribution and other asset-based expenses are primarily based on AUM. Distribution and other asset-based expenses were $15.8 million for the three months ended March 31, 2019, a decrease of $9.4 million, or 37%, from $25.2 million for the three months ended March 31, 2018. Middle-office expenses decreased year over year due to the decrease in AUM. Broker-dealer distribution fees and platform distribution fees decreased due to the mix of mutual fund assets and share classes and lower mutual fund average AUM. Fund expense reimbursements declined by $2.9 million due to the adoption of ASU 2014-09 on January 1, 2019 and the resulting change in presentation of these reimbursements as a reduction of revenue instead of as operating expense. Sub-administration expenses increased due to the impact of the tiered fee schedule resulting in a higher basis point fee being charged on lower mutual fund average AUM. The decrease in sub-advisory expense is a result of a decline in the assets included under our two sub-advisory relationships.

General and Administrative Expenses

General and administrative expenses decreased by $2.0 million, or 22%, to $7.1 million for the three months ended March 31, 2019, from $9.1 million for the three months ended March 31, 2018. The decrease was due mainly to one-time expenses recognized in 2018 related to the IPO and concurrent debt refinancing.

Depreciation and Amortization

Depreciation and amortization decreased by $1.2 million, or 19%, to $5.2 million for the three months ended March 31, 2019, from $6.4 million for the three months ended March 31, 2018, as definite-lived intangible assets acquired in connection with the management-led buyout with Crestview GP and CEMP Acquisition became fully amortized in 2018.

Acquisition‑Related Costs

Acquisition costs for the three months ended March 31, 2019 increased to $2.8 million primarily due to the pending USAA AMCO Acquisition.

Restructuring and Integration Costs

Restructuring and integration costs decreased by $0.3 million for the three months ended March 31, 2019 the three months ended March 31, 2018 due to severance costs recorded in 2018 related to changes in the operational platform.

Interest Income and Other Income/(Expense)

The net interest income and other income/(expense) increased by $1.9 million for the three months ended March 31, 2019 due to unrealized gains on deferred compensation plan investments and interest income on higher cash and cash equivalents balances.

Interest Expense and Other Financing Costs

Interest expense and other financing costs decreased by $2.5 million, or 35%, to $4.6 million for the three months ended March 31, 2019, from $7.1 million for the three months ended March 31, 2018 due to the debt refinancing in February 2018 that resulted in a lower interest rate paid and subsequent term loan principal pre-payments in 2018.

Loss on Debt Extinguishment

During the three months ended March 31, 2019, the Company had no losses on debt extinguishment compared to the $6.1 million loss on debt extinguishment recorded during the three months ended March 31, 2018.

Income Tax Expense

The provision for income taxes for the three months ended March 31, 2019 and 2018 includes U.S. federal, state and local taxes and foreign income taxes payable by certain of our subsidiaries. The difference between our effective tax rate and the statutory federal rate of 21% is due to state, local and foreign income taxes, excess tax benefits on share-based compensation and non-deductible expenses. Our effective tax rate for the three months ended March 31, 2019 was 24.9%, down from 25.3% for the three months ended March 31, 2018 as a result of higher excess tax benefits on share-based compensation.

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

The following table sets forth a reconciliation from GAAP financial measures to non-GAAP measures for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2019	2018
Reconciliation of non-GAAP financial measures:
Net income (GAAP)	$14,527	$10,524
Income tax expense	(4,807)	(3,557)
Income before taxes	$19,334	$14,081
Interest expense(1)	3,853	8,094
Depreciation(2)	571	736
Other business taxes(3)	555	375
Amortization of acquisition-related intangibles(4)	4,651	5,676
Stock-based compensation(5)	1,478	3,322
Acquisition, restructuring and exit costs(6)	2,777	518
Debt issuance costs(7)	364	6,702
Pre-IPO governance expenses(8)	—	141
Losses on equity method investments(9)	4	137
Adjusted EBITDA	$33,587	$39,782

	Three Months Ended March 31,
(in thousands)	2019	2018
Reconciliation of non-GAAP financial measures:
Net income (GAAP)	$14,527	$10,524
Adjustments to reflect the operating performance of the Company:
i. Other business taxes(3)	555	375
ii. Amortization of acquisition-related intangibles(4)	4,651	5,676
iii. Stock-based compensation(5)	1,478	3,322
iv. Acquisition, restructuring and exit costs(6)	2,777	518
v. Debt issuance costs(7)	364	6,702
vi. Pre-IPO governance expenses(8)	—	141
Tax effect of above adjustments(10)	(2,456)	(4,183)
Adjusted Net Income	$21,896	$23,075
Tax benefit of goodwill and acquired intangibles(11)	$3,361	$3,320

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
(5)

We add back the expense associated with stock‑based compensation associated with equity issued from pools that were created in connection with the management‑led buyout with Crestview GP from KeyCorp, the Munder Acquisition and the RS Acquisition and as a result of IPO‑related equity grants; included in “Personnel compensation and benefits” in our unaudited condensed consolidated financial statements. Stock-based compensation expense related to director compensation is excluded from this adjustment.

(6)

We add back direct incremental costs of acquisitions and the IPO, including expenses associated with third‑party advisors, proxy solicitations of mutual fund shareholders for transaction consents, and severance. Severance is included in “Restructuring and integration costs” in our unaudited condensed consolidated financial statements, costs associated with professional services incurred in connection with IPO readiness are included in “General and administrative”; all other incremental costs are included in “Restructuring and integration costs” or “Acquisition‑related costs.”

	Three Months Ended March 31,
(in thousands)	2019	2018
Restructuring and integration costs	$—	$264
General and administrative	—	254
Acquisition-related costs	2,777	—
Total acquisition, restructuring and exit costs	$2,777	$518

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
(10)

For the three months ended March 31, 2019 and March 31, 2018, reflects income taxes of 25% applied to the sum of line items i. to vi.; 25% represents statutory federal income tax rate of 21% plus an estimate for state, local and foreign income taxes.

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

Liquidity and Capital Resources

Our primary uses of cash relate to repayment of our debt obligations and funding working capital needs and are expected to be met primarily through cash generated from our operations. The following table shows our liquidity position as of March 31, 2019 and December 31, 2018.

	March 31,	December 31,
(in thousands)	2019	2018
Cash and cash equivalents	$66,261	$51,491
Accounts and other receivables	42,783	44,120
Undrawn commitment on revolving credit facility	100,000	100,000
Accounts and other payables	(44,311)	(50,578)

We manage our cash balances in order to fund our day-to-day operations. Our accounts receivable consist primarily of investment management fees that have been earned but not yet received from clients. Included in other receivables are income and other taxes receivable and amounts receivable from the funds. We perform a review of our receivables on a monthly basis to access collectability.

We maintained a $100.0 million revolving credit facility at March 31, 2019 and December 31, 2018 which had $100.0 million undrawn as of March 31, 2019 and December 31, 2018.

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

A total of $80.0 million of the outstanding term loans under the Existing Credit Agreement was repaid in 2018. No debt repayments were made in the three months ended March 31, 2019, as the Company accumulated cash on-hand to support financing acquisitions.

The Harvest Commitment Letter

In connection with entering into the Harvest Purchase Agreement, the Company entered into the Harvest Commitment Letter pursuant to which Royal Bank of Canada (“RBC”) and Barclays Bank PLC (“Barclays”) committed to provide, and agreed to arrange and syndicate, the Harvest Facility. The Harvest Commitment Letter automatically terminated in accordance with its terms upon execution of the Harvest Termination Agreement.

USAA AMCO Credit Facilities Commitment Letter

In connection with entering into the USAA Stock Purchase Agreement, on November 6, 2018 the Company entered into a the USAA AMCO Credit Facilities Commitment letter (the “USAA AMCO Credit Facilities Commitment Letter”) with Barclays and RBC, pursuant to which the Barclays and RBC committed to provide, and agreed to arrange and syndicate, a new seven-year senior secured first lien term loan facility (the “USAA AMCO Term Loan Facility”) in an aggregate principal amount of up to $1.395 billion and a new five-year senior secured first lien revolving credit facility (together with the USAA AMCO Term Loan Facility, the “USAA AMCO Credit Facilities”) in an aggregate principal amount of up to $100 million.

Proceeds from the USAA AMCO Term Loan Facility, together with cash on the Company’s balance sheet, will be used to refinance in full all debt outstanding under the Company’s Existing Credit Agreement, finance the USAA AMCO Acquisition and finance the Harvest Acquisition, thus effectively replacing the Harvest Commitment Letter.

As a result of entering into the Harvest Termination Agreement on April 22, 2019, the commitments under the USAA AMCO Credit Facilities Commitment Letter attributable to the financing for the Harvest Acquisition automatically terminated in accordance with their terms, thereby reducing the size of the USAA AMCO Term Loan Facility to $1.130 billion.

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

Cash Flows for the three months ended March 31, 2019 and 2018

	Three Months Ended March 31,
(in thousands)	2019	2018
Net cash provided by operating activities	$17,938	$25,872
Net cash used in investing activities	(1,447)	(2,719)
Net cash used in financing activities	(1,742)	(23,817)

Operating activities provided net cash of $17.9 million and $25.9 million for the three months ended March 31, 2019 and 2018, respectively. The $7.9 million decrease in net cash provided by operating activities was primarily due to a decrease in revenues from lower average AUM.

Investing activities consist primarily of purchases and sales of property and equipment, the purchases and sales of trading securities related to our deferred compensation plan and other investing activities related to our business operations. Investing activities used net cash of $1.4 million and $2.7 million for the three months ended March 31, 2019 and 2018, respectively. The $1.3 million decrease in the net cash used in investing activities was due to the $1.0 million additional equity investment in Cerebellum Capital during the three months ended March 31, 2019.

Financing activities consist primarily of proceeds received or paid from the issuance or repurchase of equity, debt-related activity and dividend payments to our stockholders. For the three months ended March 31, 2019, financing activities consisted mainly of repurchases of the Company’s Class A common stock. For the three months ended March 31, 2018, financing activities included, but were not limited to, the generation of net IPO proceeds of $156.5 million: $143.0 million received at the closing of the IPO and $13.5 million received at the subsequent closing of the underwriters’ exercise of their option, the incurrence of $360.0 million of term loans under the Existing Credit Agreement, the repayment of $499.7 million of term loans under the 2014 Credit Agreement and the repayment of long-term debt under the Existing Credit Agreement of $80.0 million.

Contractual Obligations

There have been no material changes outside of the ordinary course of business in our contractual obligations since December 31, 2018 as disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7 of our Form 10-K for the year ended December 31, 2018.

Off‑Balance Sheet Arrangements

In connection with dividends declared in February 2017 and December 2017, holders of restricted stock awards that were unvested at the time such dividends were declared are entitled to be paid the dividends as and when the restricted stock vests. Holders of stock options that were unvested at the time the December 2017 dividend were declared are entitled to receive a cash bonus equivalent of the December 2017 dividend as and when their stock options vest. These amounts are not recorded as a liability until and unless the awards vest in accordance with their respective agreements. As of March 31, 2019, the cash bonuses and distributions related to the February 2017 and December 2017 dividends on unvested and outstanding restricted shares and options totaled $1.8 million.

Critical Accounting Policies and Estimates

Our financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates. Actual results will vary from these estimates. A discussion of our critical accounting policies and estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2018 Form 10-K. A complete description of our significant accounting policies is included in our 2018 audited consolidated financial statements and accompanying notes included in our 2018 Form 10-K. No changes have been made to these policies excepted as noted below.

On January 1, 2019, the Company adopted ASU 2014-09 and updated its revenue recognition accounting policies. See Notes 2 and 3 of the unaudited condensed consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

The value of our AUM was $58.1 billion at March 31, 2019. A 10% increase or decrease in the value of our AUM, if proportionately distributed over all of our strategies, products and client relationships, would cause an annualized increase or decrease in our revenues of approximately $36.0 million at our weighted-average fee rate of 62 basis points for the quarter ended March 31, 2019. Because of declining fee rates from larger relationships and differences in our fee rates across investment strategies, a change in the composition of our AUM, in particular, an increase in the proportion of our total AUM attributable to strategies, clients or relationships with lower effective fee rates, could have a material negative impact on our overall weighted-average fee rate. The same 10% increase or decrease in the value of our total AUM, if attributed entirely to a proportionate increase or decrease in the AUM of the Victory Funds, to which we provide a range of services in addition to those provided to institutional separate accounts, would cause an annualized increase or decrease in our revenues of approximately $45.3 million at the Victory Funds’ aggregate weighted-average fee rate of 78 basis points for the quarter ended March 31, 2019. If the same 10% increase or decrease in the value of our total AUM was attributable entirely to a proportionate increase or decrease in the assets of our institutional separate accounts, it would cause an annualized increase or decrease in our revenues of approximately $25.0 million at the weighted-average fee rate across all of our institutional separate accounts of 43 basis points for the quarter ended March 31, 2019.

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

We have not adopted a corporate-level risk management policy to manage this exchange rate risk. Assuming 9% of our AUM are invested in securities denominated in currencies other than the U.S. dollar and excluding the impact of any hedging arrangement, a 10% increase or decrease in the value of the U.S. dollar would decrease or increase the fair value of our AUM by $523.1 million, which would cause an annualized increase or decrease in revenues of approximately $3.2 million at our weighted-average fee rate for the business of 62 basis points for the quarter ended March 31, 2019.

We operate in several foreign countries and incur operating expenses associated with these operations. In addition, we have revenue and revenue-sharing arrangements that are denominated in non-U.S. currencies. We do not believe foreign currency fluctuations materially affect our results of operations.

Interest Rate Risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. At March 31, 2019, we were exposed to interest rate risk as a result of the amounts outstanding under the Existing Credit Agreement. See Note 9 to the unaudited condensed consolidated financial statements for a description of the amounts outstanding as of such date and the applicable interest rate.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) at March 31, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the quarter ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. The Company is not currently a party to any material legal proceedings.

Item 1A.  Risk Factors

For a discussion of our potential risks and uncertainties, see the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC and the information contained in this report. There have been no material changes to the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer purchases of equity securities.

On May 22, 2018, our Board of Directors authorized the Company to repurchase up to an aggregate of $15.0 million of the Company’s Class A common stock. These repurchases may be made in privately negotiated transactions, through block trades, pursuant to open market purchases, or pursuant to any trading plan adopted in compliance with Rule 10b5-1. The manner, timing, share number and price, of the repurchases will be determined by the Company, subject to market conditions, applicable securities laws, alternative investment opportunities and other factors. The Board’s authorization does not obligate the Company to acquire any particular amount of Class A common stock, and may be modified, suspended or terminated at any time. The following table sets out information regarding purchases of equity securities by the Company for the three months ended March 31, 2019.

			Total Number of Shares	Approximate Dollar Value
	Total Number of	Average Price	of Class A Common	That May Yet Be Purchased
	Shares of Class A	Paid Per Share	Stock Purchased as Part of	Under Outstanding
	Common Stock	of Class A	Publicly Announced	Plans or Programs
Period	Purchased	Common Stock	Plans or Programs	(in millions) (1)
January 1-31, 2019	81,886	$10.76	81,886	$6.1
February 1-28, 2019	41,071	11.27	41,071	5.6
March 1-31, 2019	—	—	—	5.6
Total	122,957	$10.93	122,957

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description
10.1	Termination of Harvest Comittment Letter dated as of April 22, 2019 by and among Victory Capital Holdings, Inc. and Harvest Volatility Management, LLC.
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101

The following information formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, (ii) Unaudited Condensed Consolidated Statements of Operations for the quarters ended March 31, 2019 and 2018, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the quarters ended March 31, 2019 and 2018, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the quarters ended March 31, 2019 and 2018, (v) Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the quarters ended March 31, 2019 and 2018 and (vi) Notes to Unaudited Condensed Consolidated Financial Statements for the quarters ended March 31, 2019 and 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of May, 2019.

VICTORY CAPITAL HOLDINGS, INC.

By:	/s/ MICHAEL D. POLICARPO
	Name:	Michael D. Policarpo
	Title:	President, Chief Financial Officer and Chief Administrative Office