Form 10-Q
period 2019-06-30
Victory Capital Holdings, Inc.
filed 2019-08-13
CIK 1570827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 001-38388

Victory Capital Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	32-0402956
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4900 Tiedeman Road, 4th Floor, Brooklyn, Ohio	44144
(Address of principal executive offices)	(Zip Code)

(216) 898-2400

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report

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

Non-accelerated filer ☒
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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share and Class B common stock, par value $0.01 per share, as of July 31, 2019 were 15,660,270 and 52,159,421 respectively.

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

Forward‑looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Although we believe the expectations reflected in the forward‑looking statements are reasonable, we can give no assurance that these expectations will prove to have been correct. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. Actual events, results and outcomes may differ materially from our expectations due to a variety of known and unknown risks, uncertainties and other factors. Although it is not possible to identify all of these risks and factors, they include, among others, the following; reductions in assets under management (“AUM”) based on investment performance, client withdrawals, difficult market conditions and other factors; the nature of our contracts and investment advisory agreements; our ability to maintain historical returns and sustain our historical growth; our dependence on third parties to market our strategies and provide products or services for the operation of our business; our ability to retain key investment professionals or members of our senior management team; our reliance on the technology systems supporting our operations; our ability to successfully acquire and integrate new companies; the concentration of our investments in long only small‑ and mid‑cap equity and U.S. clients; risks and uncertainties associated with non‑U.S. investments; our efforts to establish and develop new teams and strategies; the ability of our investment teams to identify appropriate investment opportunities; our ability to limit employee misconduct; our ability to meet the guidelines set by our clients; our exposure to potential litigation (including administrative or tax proceedings) or regulatory actions; our ability to implement effective information and cyber security policies, procedures and capabilities; our substantial indebtedness; the potential impairment of our goodwill and intangible assets; disruption to the operations of third parties whose functions are integral to our ETF platform; our determination that we are not required to register as an “investment company” under the 1940 Act; the fluctuation of our expenses; our ability to respond to recent trends in the investment management industry; the level of regulation on investment management firms and our ability to respond to regulatory developments; the competitiveness of the investment management industry; the dual class structure of our common stock; the level of control over us retained by Crestview Partners II GP, L.P. (“Crestview GP”); our status as an emerging growth company and a controlled company; our ability to integrate the USAA Asset Management Company (“USAA Adviser”) and the USAA Transfer Agency Company d/b/a USAA Shareholder Account Services (together with USAA Adviser, the “USAA Acquired Companies”); and other risks and factors included, but not limited to, those listed under the caption “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2019, which is accessible on the SEC’s website at www.sec.gov.

In light of these risks, uncertainties and other factors, the forward‑looking statements contained in this report might not prove to be accurate. All forward‑looking statements speak only as of the date made and we undertake no obligation to update or revise publicly any forward‑looking statements, whether as a result of new information, future events or otherwise.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

Victory Capital Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except shares data)

	June 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$23,410	$51,491
Restricted cash	71,917	—
Receivables	44,184	44,120
Prepaid expenses	3,738	2,664
Investments	16,825	13,320
Property and equipment, net	9,438	8,780
Goodwill	284,108	284,108
Other intangible assets, net	378,378	387,679
Other assets	9,097	9,349
Total assets	$841,095	$801,511

Liabilities and stockholders' equity
Accounts payable and accrued expenses	$29,879	$20,350
Accrued compensation and benefits	21,559	30,228
Consideration payable for acquisition of business	6,017	5,838
Deferred tax liability, net	9,286	6,212
Other liabilities	17,616	14,478
Long-term debt	269,787	268,857
Total liabilities	354,144	345,963

Stockholders' equity
Class A common stock, $0.01 par value per share: 2019 - 400,000,000 shares authorized, 16,473,628 shares issued and 15,381,099 shares outstanding; 2018 - 400,000,000 shares authorized, 15,280,833 shares issued and 14,424,558 shares outstanding	165	153
Class B common stock, $0.01 par value per share: 2019 - 200,000,000 shares authorized, 54,359,620 shares issued and 52,175,783 shares outstanding; 2018 - 200,000,000 shares authorized, 55,284,408 shares issued and 53,137,428 shares outstanding	544	553
Additional paid-in capital	610,685	604,401
Class A treasury stock, at cost: 2019 - 1,092,529 shares; 2018 - 856,275 shares	(11,337)	(8,045)
Class B treasury stock, at cost: 2019 - 2,183,837 shares; 2018 - 2,146,980 shares	(22,160)	(21,719)
Accumulated other comprehensive income (loss)	(20)	(86)
Retained deficit	(90,926)	(119,709)
Total stockholders' equity	486,951	455,548
Total liabilities and stockholders' equity	$841,095	$801,511

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue
Investment management fees	$78,042	$88,998	$152,453	$178,128
Fund administration and distribution fees	13,318	15,401	26,386	31,235
Total revenue	91,360	104,399	178,839	209,363

Expenses
Personnel compensation and benefits	35,542	37,140	70,043	73,943
Distribution and other asset-based expenses	16,182	24,127	31,949	49,288
General and administrative	7,087	7,088	14,174	16,144
Depreciation and amortization	5,263	5,931	10,485	12,343
Change in value of consideration payable for acquisition of business	(14)	(4)	(14)	(4)
Acquisition-related costs	2,787	(5)	5,564	(5)
Restructuring and integration costs	1,788	438	1,788	702
Total operating expenses	68,635	74,715	133,989	152,411

Income from operations	22,725	29,684	44,850	56,952

Other income (expense)
Interest income and other income/(expense)	656	8	2,489	(29)
Interest expense and other financing costs	(4,520)	(4,706)	(9,144)	(11,798)
Loss on debt extinguishment	—	—	—	(6,058)
Total other income (expense), net	(3,864)	(4,698)	(6,655)	(17,885)

Income before income taxes	18,861	24,986	38,195	39,067

Income tax expense	(4,478)	(6,311)	(9,285)	(9,868)

Net income	$14,383	$18,675	$28,910	$29,199

Earnings per share of common stock
Basic	$0.21	$0.27	$0.43	$0.45
Diluted	$0.20	$0.26	$0.40	$0.42

Weighted average number of shares outstanding
Basic	67,583	67,949	67,552	64,791
Diluted	73,521	72,135	72,962	69,353

Dividends declared per share of common stock	$—	$—	$—	$—

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$14,383	$18,675	$28,910	$29,199

Other comprehensive income (loss), net of tax
Net unrealized income on available-for-sale securities	—	7	—	12
Net unrealized gain (loss) on foreign currency translation	(8)	(58)	4	(29)
Total other comprehensive income (loss), net of tax	(8)	(51)	4	(17)

Comprehensive income	$14,375	$18,624	$28,914	$29,182

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(In thousands)

						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-In	Comprehensive	Retained
	Class A	Class B	Class A	Class B	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2018	$153	$553	$(8,045)	$(21,719)	$604,401	$(86)	$(119,709)	$455,548
Issuance of common stock	—	—	—	—	13	—	—	13
Share conversion - Class B to A	4	(4)	—	—	—	—	—	—
Repurchase of shares	—	—	(1,344)	—	—	—	—	(1,344)
Shares withheld related to net settlement of equity awards	—	—	—	(318)	—	—	—	(318)
Exercise of options	—	1	—	—	220	—	—	221
Cumulative effect of adoption of ASU 2016-01 and 2018-02	—	—	—	—	—	62	(62)	—
Other comprehensive income/(loss)	—	—	—	—	—	12	—	12
Share-based compensation	—	—	—	—	1,547	—	—	1,547
Dividends paid	—	—	—	—	—	—	(41)	(41)
Net income	—	—	—	—	—	—	14,527	14,527
Balance, March 31, 2019	157	550	(9,389)	(22,037)	606,181	(12)	(105,285)	470,165
Issuance of common stock	—	—	—	—	16	—	—	16
Share conversion - Class B to A	8	(8)	—	—	—	—	—	—
Repurchase of shares	—	—	(1,948)	—	—	—	—	(1,948)
Shares withheld related to net settlement of equity awards	—	—	—	(123)	—	—	—	(123)
Exercise of options	—	2	—	—	733	—	—	735
Other comprehensive income/(loss)	—	—	—	—	—	(8)	—	(8)
Share-based compensation	—	—	—	—	3,755	—	—	3,755
Dividends paid	—	—	—	—	—	—	(24)	(24)
Net income	—	—	—	—	—	—	14,383	14,383
Balance, June 30, 2019	$165	$544	$(11,337)	$(22,160)	$610,685	$(20)	$(90,926)	$486,951

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(In thousands)(continued)

								Accumulated
							Additional	Other
	Common Stock			Treasury Stock			Paid-In	Comprehensive	Retained
	Class A	Class B	Pre-IPO	Class A	Class B	Pre-IPO	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2017	$—	$—	$572	$—	$—	$(20,899)	$435,334	$64	$(183,888)	$231,183
Issuance of Class A common stock, net of underwriter discount	128	—	—	—	—	—	156,421	—	—	156,549
Class A common stock offering costs	—	—	—	—	—	—	(4,561)	—	—	(4,561)
Redesignation of common stock	—	572	(572)	—	(20,899)	20,899	—	—	—	—
Share conversion - Class B to A	1	(1)	—	—	—	—	—	—	—	—
Exercise of options	—	—	—	—	—	—	12	—	—	12
Fractional shares retired	—	—	—	—	—	—	(2)	—	—	(2)
Cumulative effect of adoption of ASU 2016-09	—	—	—	—	—	—	512	—	1,306	1,818
Other comprehensive income/(loss)	—	—	—	—	—	—	—	34	—	34
Share-based compensation	—	—	—	—	—	—	3,322	—	—	3,322
Dividends paid	—	—	—	—	—	—	—	—	(53)	(53)
Net income	—	—	—	—	—	—	—	—	10,524	10,524
Balance, March 31, 2018	129	571	—	—	(20,899)	—	591,038	98	(172,111)	398,826
Class A common stock offering costs	—	—	—	—	—	—	5	—	—	5
Share conversion - Class B to A	1	(1)	—	—	—	—	—	—	—	—
Repurchase of shares	—	—	—	(720)	—	—	—	—	—	(720)
Other comprehensive income/(loss)	—	—	—	—	—	—	—	(51)	—	(51)
Share-based compensation	—	—	—	—	—	—	4,148	—	—	4,148
Dividends paid	—	—	—	—	—	—	—	—	(144)	(144)
Net income	—	—	—	—	—	—	—	—	18,675	18,675
Balance, June 30, 2018	$130	$570	$—	$(720)	$(20,899)	$—	$595,191	$47	$(153,580)	$420,739

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net income	$28,910	$29,199
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	3,075	2,205
Depreciation and amortization	10,485	12,343
Deferred financing costs and derivative and accretion expense	1,216	1,646
Stock-based and deferred compensation	8,743	9,434
Change in fair value of contingent consideration obligations	(14)	(4)
Loss on other receivable	—	114
Unrealized appreciation on investments	(1,886)	(122)
Loss on equity method investment	154	339
Loss on debt extinguishment	—	6,058
Changes in operating assets and liabilities:
Receivables	(66)	3,103
Prepaid expenses	(1,087)	(405)
Other assets	4	155
Accounts payable and accrued expenses	8,534	(2,220)
Accrued compensation and benefits	(8,671)	(5,529)
Other liabilities	(119)	3,276
Net cash provided by operating activities	49,278	59,592

Cash flows from investing activities
Purchases of property and equipment	(892)	(1,308)
Purchases of trading securities	(3,054)	(2,612)
Sales of trading securities	1,435	628
Purchases of available-for-sale securities	(104)	—
Sales of available-for-sale securities	104	—
Equity method investment	—	(2,000)
Net cash used in investing activities	(2,511)	(5,292)

Cash flows from financing activities
Issuance of Class A common stock, net of underwriter discount	29	156,549
Payment of Class A common stock deferred offering costs	—	(4,289)
Issuance of Class B common stock from exercise of stock options	956	10
Repurchase of common stock	(3,526)	(720)
Payments of taxes related to net share settlement of equity awards	(236)	—
Proceeds from long-term senior debt	—	359,100
Payment of debt financing fees	—	(2,429)
Repayment of long-term senior debt	—	(559,750)
Repayment of promissory note	(96)	(287)
Payment of dividends	(65)	(197)
Net cash used in financing activities	(2,938)	(52,013)

Effect of changes of foreign exchange rate on cash and cash equivalents	7	(46)

Net increase in cash and cash equivalents	43,836	2,241
Cash, cash equivalents and restricted cash, beginning of period	51,491	12,921
Cash, cash equivalents and restricted cash, end of period	$95,327	$15,162

Supplemental cash flow information
Cash paid for interest	$7,499	$10,136
Cash paid for income taxes	6,876	4,837
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	23,410	15,162
Restricted cash	71,917	—
Cash, cash equivalents and restricted cash at end of period	$95,327	$15,162

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. ORGANIZATION AND NATURE OF BUSINESS

Victory Capital Holdings, Inc., a Delaware corporation (along with its wholly-owned subsidiaries, collectively referred to as the “Company,” “Victory,” or in the first-person notations of “we,” “us,” and “our”) was formed on February 13, 2013 for the purpose of acquiring Victory Capital Management Inc. (“VCM”) and Victory Capital Advisers, Inc. (“VCA”), which occurred on August 1, 2013.

VCM is a registered investment adviser managing assets through open-end mutual funds, separately managed accounts, unified management accounts, exchange traded funds (“ETFs”), collective trust funds, wrap separate account programs and UCITs. VCM also provides mutual fund administrative services for the Victory Portfolios, Victory Variable Insurance Funds, Victory Institutional Funds and the mutual fund series of the Victory Portfolios II (collectively, the “Victory Funds”), a family of open-end mutual funds, and the VictoryShares (the Company’s ETF brand). Additionally, VCM employs all of the Company’s United States investment professionals across its Franchises and Solutions, which are not separate legal entities. VCA is registered with the SEC as an introducing broker-dealer and serves as distributor and underwriter for the Victory Funds.

On February 12, 2018, the Company completed the initial public offering (the “IPO”) of its Class A common stock, which trades on the NASDAQ under the symbol “VCTR.”

NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by GAAP for complete annual financial statements. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements (the “accompanying financial statements”) reflect all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the financial condition, results of operations, and cash flows for the interim periods presented. Operating results for the three and six month period ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

Principles of Consolidation

The accompanying financial statements include the operations of the Company and its wholly-owned subsidiaries, after elimination of all intercompany balances and transactions. Our involvement with non-consolidated variable interest entities (“VIEs”) include sponsored investment funds and an equity method investment.

For further discussion regarding VIEs, refer to Note 2, Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018. For further discussion on the equity method investment, refer to Note 13, Equity Method Investment, to the accompanying financial statements.

Use of Estimates and Assumptions

The preparation of the accompanying financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements and the accompanying notes. Actual results may ultimately differ materially from those estimates.

Retroactive Adjustment for Common Stock Split

On February 1, 2018, the Company’s Stockholders and Board of Directors approved a 175.194 for 1 stock split of our common stock. The accompanying financial statements for the periods prior to the stock split and related amounts disclosed in the notes have been retroactively adjusted to reflect the effects of the stock split.

Changes in Accounting Policies

The Company has consistently applied the accounting policies for the periods presented as described in Note 2, Significant Accounting Policies, to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2018. Effective January 1, 2019, Victory adopted Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). The adoption of ASU 2014-09 was not material to our financial condition, results of operations or cash flows, however, we have changed our accounting policy for revenue recognition as described below in New Accounting Pronouncements and Note 3, Revenue Recognition, to the accompanying financial statements. Effective January 1, 2019, Victory adopted ASU 2016-18, “Restricted Cash – Statement of Cash Flows” (“ASU 2016-18”) which addresses the presentation of restricted cash in the statement of cash flows and requires disclosure of the nature of restriction on such cash. ASU 2016-18 was not material to our financial condition, results of operations or cash flows, however we have changed our accounting policy for restricted cash as described below in New Accounting Pronouncements.

New Accounting Pronouncements

Accounting Standards Adopted in 2019

•

Changes in Stockholders’ Equity for Interim Periods: Effective January 1, 2019, the Company adopted final SEC rules that extend to interim periods the annual disclosure requirement in Regulation S-X, Rule 3-04, of presenting the changes in stockholders’ equity for the current and comparative quarter in its accompanying financial statements.

•

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income: Effective January 1, 2019, the Company adopted ASU 2018-02 which provides the optional election for the reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The adoption of ASU 2018-02 resulted in a reclassification between accumulated other comprehensive income/(loss) and retained earnings of $0.1 million, and had no impact on our unaudited Condensed Consolidated Statements of Operations.

•

Restricted Cash – Statement of Cash Flows: We early adopted ASU 2016-18 which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. When restricted cash is presented separately from cash and cash equivalents on the balance sheet, a reconciliation is required between the amounts presented on the statement of cash flows and the balance sheet, as well as a disclosure of information about the nature of the restrictions.

Victory historically does not maintain or designate cash as restricted cash, however at June 30, 2019, we recorded $71.9 million in “Restricted cash” in the accompanying unaudited Condensed Consolidated Balance Sheets due to the pending closing of an acquisition. Refer to Note 4, Acquisitions, for further discussion on the nature of the restricted cash.

•

Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments: Effective January 1, 2019, the Company adopted ASU 2016‑15 which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The application of this guidance did not have an impact on the presentation of our unaudited Condensed Consolidated Statements of Cash Flows.

•

Recognition and Measurement of Financial Assets and Liabilities: Effective January 1, 2019, the Company adopted ASU 2016‑01 which requires equity securities to be measured at fair value with the changes in fair value recognized in net income. The adoption of ASU 2016-01 did not have a material impact on our financial condition, results of operations or cash flows.

•

Revenue from Contracts with Customers: Effective January 1, 2019, the Company adopted ASU 2014-09 which requires the evaluation of contracts based on the following five-step model: (i) identify the contract with the customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenue (or as) each performance obligation is satisfied. The Company’s introducing broker-dealer VCA adopted ASU 2014-09 on January 1, 2018.

We adopted ASU 2014-09 using the modified retrospective transition method. No cumulative effect adjustment was required to be recorded and the comparative information has not been restated. We determined that ASU 2014-09 did not have a material impact on the timing of revenue recognition. The most significant impact from adoption was a change to the net presentation of certain fund expense reimbursements which were previously presented on a gross basis. For further discussion on the effects of the changes in the presentation of fund expense reimbursements, refer to Note 3, Revenue Recognition, to the accompanying financial statements.

Recently Issued Accounting Standards

•

Subsequent Measurement of Goodwill: In January 2017, the Financial Accounting Standards Board (the “FASB”) issued ASU 2017-04 which simplifies the test for goodwill impairment. ASU 2017-04 eliminates the requirement to calculate the implied fair value of goodwill (step two) to measure a goodwill impairment charge. Goodwill impairment will be based upon the results of step one of the impairment test, which is defined as the excess of the carrying amount of a reporting unit over its fair value, not to exceed the carrying amount of goodwill allocated to that reporting unit. The new guidance will be effective for the Company’s fiscal year that begins after December 15, 2020 and requires a prospective approach to adoption. Early adoption is permitted for interim or annual goodwill impairment tests. The impact of this new guidance will depend upon the performance of our one reporting unit and the market conditions impacting the fair value.

•

Leases: In February 2016, the FASB issued ASU 2016‑02, “Leases (Topic 842)” (the “New Lease Standard”) which supercedes previous lease guidance, Accounting Standards Codification (“ASC”) Topic 840. The New Lease Standard requires lessees to recognize a right-of-use asset and a lease liability for all leases (with the exception of short-term leases) on their balance sheet at the commencement date and recognize expenses on their income statement similar to ASC Topic 840 guidance. In addition, the FASB issued ASU 2018-11, “Leases Targeted Improvements” which provides a package of practical expedients for entities to apply upon adoption. The Company will adopt the New Lease Standard on January 1, 2020.

We are currently assessing and evaluating our portfolio of active real estate leases and surveying our business for other leases. As outlined in our Annual Report on Form 10-K for the year ended December 31, 2018, we have approximately $17.0 million in undiscounted, future minimum cash commitments under operating leases. We do not expect the adoption of the New Lease Standard to have a material effect on our consolidated balance sheets and results of operations.

NOTE 3. Revenue RECOGNITION

In accordance with the new revenue recognition standard requirements, the following table disaggregates our revenue by type and product:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Investment management fees
Mutual funds (Victory Funds)	$52,351	$63,394	$102,927	$126,465
ETFs (VictoryShares)	2,040	2,137	4,056	4,066
Separate accounts and other vehicles	23,817	23,589	45,867	46,993
Performance-based fees
Separate accounts and other vehicles	(166)	(122)	(397)	604
Total investment management fees	$78,042	$88,998	$152,453	$178,128

Fund administration and distribution fees
Administration fees
Mutual funds (Victory Funds)	$5,391	$5,639	$10,636	$11,189
ETFs (VictoryShares)	276	203	546	389
Distribution fees
Mutual funds (Victory Funds)	7,651	9,559	15,204	19,657
Total fund administration and distribution fees	$13,318	$15,401	$26,386	$31,235

Total revenue	$91,360	$104,399	$178,839	$209,363

Beginning on January 1, 2019, and as a result of adopting ASU 2014-09, fund expense reimbursements are presented as a reduction of investment management fees. This change in presentation reduced revenue, and operating expenses, by $4.1 million and $8.2 million, respectively for the three and six months ended June 30, 2019.

The following table presents balances of receivables:

(in thousands)	June 30, 2019	December 31, 2018
Customer receivables
Mutual funds (Victory Funds)	$21,328	$21,025
ETFs (VictoryShares)	870	909
Separate accounts and other vehicles	19,536	19,199
Receivables from contracts with customers	41,734	41,133
Non-customer receivables	2,450	2,987
Total receivables	$44,184	$44,120

Revenue

The Company’s revenue includes fees earned from providing;

•	investment management services,
•	fund administration services, and
•	fund distribution services.

Revenue is recognized for each distinct performance obligation identified in customer contracts when the performance obligation has been satisfied by transferring services to a customer either over time or at the point in time when the customer obtains control of the service. Revenue is recognized in the amount of variable or fixed consideration allocated to the satisfied performance obligation that Victory expects to be entitled to in exchange for transferring services to a customer. Variable consideration is included in the transaction price only when it is probable that a significant reversal of such revenue will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

Investment management, fund administration and fund distribution fees are generally considered variable consideration as they are typically calculated as a percentage of AUM. The amount of fees earned is subject to factors outside of the Company’s control including customer or underlying investor contributions and redemptions and financial market volatility. These fees are considered constrained and are excluded from the transaction price until the asset values on which the customer is billed are calculated and the value of consideration is measurable.

The timing of when the Company bills its clients and related payment terms varies in accordance with the agreed upon contractual terms. Clients are generally billed after the service is performed which results in the recording of accounts receivable and accrued revenue. Deferred revenue is recorded in situations where a client is billed in advance.

The Company has contractual arrangements with third parties to provide certain advisory, administration and distribution services. Management considers whether we are acting as the principal service provider or as an agent to determine whether revenue should be recorded based on the gross amount payable by the customer or net of payments to third-party service providers, respectively. Victory is considered a principal service provider if we control the service that is transferred to the customer. We are considered an agent when we arrange for the service to be provided by another party and do not control the service.

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

The Company may waive certain fees for investment management services provided to the Victory Funds and VictoryShares and may subsidize certain share classes of the Victory Funds and VictoryShares to ensure that specified operating expenses attributable to such share classes do not exceed a specified percentage. These waivers and reimbursements reduce the transaction price allocated to investment management services and are recognized as a reduction to investment management fees revenue. The amounts due to the Victory Funds and VictoryShares for waivers and expense reimbursements represent consideration payable to customers, which is recorded in “Accounts payable and accrued expenses” in the accompanying unaudited Condensed Consolidated Balance Sheets, and no distinct services are received in exchange for these payments.

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

The Company has contractual arrangements with a third party to provide certain sub-administration services. We are the primary obligor under the contracts with the Victory Funds and VictoryShares and have the ability to select the service provider and establish pricing. As a result, fund administration fees and sub-administration expenses are recorded on a gross basis.

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

Based on the nature of the calculation, the revenue for these services is accounted for as variable consideration, VCA may recognize distribution fee revenue in the current period that pertains to performance obligations satisfied in prior periods, as it represents variable consideration and is recognized as uncertainties are resolved. VCA’s distribution fee revenue is recorded in “Fund administration and distribution fees” in the accompanying unaudited Condensed Consolidated Statements of Operations.

VCA has contractual arrangements with third parties to provide certain distribution services. VCA is the primary obligor under the contracts with the Victory Funds and has the ability to select the service provider and establish pricing. Substantially all of VCA’s revenue is recorded gross of payments made to third parties.

Costs Related to Customer Contracts

The Company is required to capitalize certain costs directly related to the acquisition or fulfillment of a contact with a customer. Victory has not identified any sales-based compensation or similar costs that meet the definition of an incremental cost to acquire a contract and as such we have no intangible assets related to contract acquisitions.

Direct costs incurred to fulfill services under VCA’s distribution contracts include sales commissions paid to third party dealers for the sale of Class C Shares. VCA may pay upfront sales commissions to dealers and institutions that sell Class C shares of the participating Victory Funds at the time of such sale. Upfront sales commission payments with respect to Class C shares equal 1.00% of the purchase price of the Class C shares sold by the dealer or institution. When VCA makes an upfront payment to a dealer or institution for the sale of Class C shares, VCA capitalizes the cost of such payment, which is recorded in “Prepaid expenses” in the accompanying unaudited Condensed Consolidated Balance Sheets, and amortizes the cost over a 12-month period, the estimated period of benefit.

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

NOTE 4. ACQUISITIONS

USAA AMCO Acquisition

On and effective July 1, 2019, the Company completed the acquisition (the “USAA AMCO Acquisition”) of the USAA Acquired Companies, which includes USAA’s Mutual Fund and ETF businesses and its 529 College Savings Plan, as amended by Amendment No. 1 (the “Amendment”) to the stock purchase agreement (the “Stock Purchase Agreement”). The Amendment amended the Stock Purchase Agreement entered into on November 6, 2018 between the Company, USAA Investment Corporation, and for certain limited purposes, USAA Capital Corporation. The assets acquired and liabilities assumed and the results of the USAA Acquired Companies’ operations are not reflected in the accompanying financial statements as of and for the three and six months ended June 30, 2019 as the closing date of the acquisition and effective control of the USAA Acquired Companies was consummated on July 1, 2019.

The USAA AMCO Acquisition expands and diversifies our investment platform, particularly in the fixed income and solutions asset classes, and increases our size and scale. Additional products added to our investments platform include target date and target risk strategies, managed volatility mutual funds, active fixed income ETFs, sub-advised and multi-manager equity funds. We have also added to our lineup of asset allocation portfolios and smart beta equity ETFs. Through the acquisition, the Company has the rights to offer products and services using the USAA brand and provides an opportunity for Victory to offer its products to USAA members through a direct member-channel.

Purchase Price

The Company purchased 100% of the outstanding common stock of USAA Acquired Companies for a purchase price of approximately $850.0 million paid in cash at closing, subject to transaction related payments and certain post-closing adjustments. Total purchase consideration includes approximately $850.0 million paid at closing and a maximum of $150.0 million ($37.5 million per year) in contingent payments based on the annual revenue of USAA Adviser attributable to all “non-managed money”-related AUM in each of the first four years following the closing.

Given the timing of the closing of the USAA AMCO Acquisition and the complexity of the purchase accounting, the information necessary for the initial accounting for the preliminary purchase price allocation and pro forma financial results is not yet available. This information will be available in connection with the third quarter reporting. We intend to finalize the accounting for these items as soon as reasonably possible and may adjust the preliminary purchase price allocation, as necessary, during the measurement period of up to one year after the closing date as we obtain more information as to facts and circumstances existing as of the acquisition date.

Entry into New Credit Agreement

The purchase price paid in cash at closing was financed using a combination of a new credit agreement (the “2019 Credit Agreement”) and the Company’s balance sheet resources. The 2019 Credit Agreement, dated as of July 1, 2019, was entered into among Victory, as borrower, the lenders from time to time party thereto and Barclays Bank PLC, as administrative agent and collateral agent, pursuant to which we obtained a seven-year term loan in an aggregate principal amount of $1.1 billion and established a five-year revolving credit facility (which was unfunded as of the closing date) with aggregate commitments of $100.0 million (with a $10.0 million sub-limit for the issuance of letters of credit). Amounts outstanding under the 2019 Credit Agreement bear interest at an annual rate equal to, at the option of the Company, either London Interbank Offered Rate (“LIBOR”) (adjusted for reserves) plus a margin of 3.25% or an alternate base rate plus a margin of 2.25%.

Per the terms of the Amendment, the Company placed $71.9 million of balance sheet cash in an escrow account on June 28, 2019 to be released upon closing of the USAA AMCO Acquisition on July 1, 2019, as partial payment of closing purchase price and costs related to the transaction and the 2019 Credit Agreement. Due to the limitations on the use of the escrowed funds, the $71.9 million was recorded in “Restricted cash” in the accompanying unaudited Condensed Consolidated Balance Sheets.

Termination of Previous Credit Agreeement

In connection with our entry into the 2019 Credit Agreement, we repaid all indebtedness outstanding under the previous credit agreement (the “2018 Credit Agreement”) dated as of February 12, 2018. The 2018 Credit Agreement and the credit documents entered in connection therewith were terminated on the closing date.

Termination of Harvest Purchase Agreement

On and effective April 22, 2019, the Company, Harvest Volatility Management, LLC (“Harvest”) and the members of Harvest entered into an agreement (the “Harvest Termination Agreement”) to mutually terminate the purchase agreement (the “Harvest Purchase Agreement”) entered into on September 21, 2018, which included the acquisition (the “Harvest Acquisition”).  Neither the Company nor Harvest is responsible for any termination fee to the other party as a result of the termination.

CEMP Acquisition

Under the terms of the Compass Efficient Model Portfolios, LLC acquisition (the “CEMP Acquisition”), we pay cash related to base payments and contingent earnouts annually following each of the first four anniversaries of the CEMP Acquisition. During the three and six months ended June 30, 2019, we paid no cash consideration, however, on July 11, 2019, the Company paid the fourth and final payment of $6.0 million in cash to the sellers.

Acquisition-related costs

The Company incurred certain costs associated with the USAA AMCO Acquisition prior to the July 1, 2019 acquisition effective date, totaling $4.8 million for the six months ended June 30, 2019, which are reflected in our accompanying financial statements.

Costs related to acquisitions are summarized below and include legal and filing fees, advisory services, mutual fund proxy voting costs and other one-time expenses related to the transactions. These costs are included in “Acquisition-related costs” in the accompanying unaudited Condensed Consolidated Statements of Operations.

	Acquisition-related costs
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
USAA AMCO Acquisition	$2,222	$—	$4,808	$—
Harvest Acquisition	553	—	744	—
Other	12	(5)	12	(5)
Total acquisition-related costs	$2,787	$(5)	$5,564	$(5)

NOTE 5.  Fair Value Measurements

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

As of June 30, 2019, the Company had $0.7 million in contingent consideration arrangement liabilities that were measured at fair value on a recurring basis. These liabilities represent the CEMP earnout payment liability, which were recorded in “Consideration payable for acquisition of business” in the accompanying unaudited Condensed Consolidated Balance Sheets. As of June 30, 2019, the $0.7 million represented the actual amount of consideration payable to sellers for the fourth and final earn-out period. Changes in the fair value of the liability, realized or unrealized, are recorded in earnings and are included in “Change in value of consideration payable for acquisition of business” in the accompanying unaudited Condensed Consolidated Statements of Operations.

(in thousands)	Contingent Consideration Arrangements
Balance, December 31, 2018	$(716)
CEMP change in fair value measurement	14
Balance, June 30, 2019	$(702)

There were no transfers between any of the Level 1, 2 and 3 categories in the fair value measurement hierarchy from December 31, 2018 to June 30, 2019. The Company recognizes transfers at the end of the reporting period.

The net carrying values of cash and cash equivalents, restricted cash, receivables and accounts payable and accrued expenses approximate fair value due to the short-term nature of these assets and liabilities. The carrying amount of the Company’s long-term debt at June 30, 2019 approximates fair value. Level 2 inputs are utilized to determine the fair value of the Company’s long-term debt.

The fair value of investments measured using the net asset value practical expedient at June 30, 2019 and December 31, 2018 totaled $16.8 million and $13.3 million, respectively.

NOTE 6.  Related-Party Transactions

The Company considers certain funds that it manages, including the Victory Funds, the VictoryShares and collective trust funds that it sponsors (the “Victory Collective Funds”), to be related parties as a result of our advisory relationship.

After the closing of the USAA AMCO Acquisition on July 1, 2019, the USAA Mutual Funds Trust is considered a related party as a result of our advisory relationship.

The Company receives investment management, administrative, distribution and compliance fees in accordance with contracts that VCM and VCA have with the Victory Funds. We also receive investment management fees from the VictoryShares and Victory Collective Funds under VCM’s advisory contracts with these funds and administrative fees under VCM’s administration contract with the VictoryShares.

Under the terms of monitoring agreements with affiliates of two shareholders of the Company, the Company paid fees for monitoring services, which are included in “General and administrative” in the accompanying unaudited Condensed Consolidated Statements of Operations. These monitoring agreements terminated upon the completion of the IPO.

Balances and transactions involving related parties included in the accompanying unaudited Condensed Consolidated Balance Sheets and accompanying unaudited Condensed Consolidated Statements of Operations are summarized below. Included in receivables (fund administration and distribution fees) are amounts due from the Victory Funds for compliance services. Included in fund administration and distribution fees are amounts earned for compliance services. Realized and unrealized gains and losses and dividend income on investments in the Victory Funds classified as either available-for-sale or trading securities are recorded in “Interest income and other income/(expense)” in the accompanying unaudited Condensed Consolidated Statements of Operations. Amounts due to the Victory Funds and VictoryShares for waivers of investment management fees and reimbursements of fund operating expenses are included in “Accounts payable and accrued expenses” in the accompanying unaudited Condensed Consolidated Balance Sheets and represent consideration payable to customers. Included in other liabilities at December 31, 2018 is the remaining amount payable for a promissory note for amounts due upon repurchase of Company common stock from a shareholder.

(in thousands)	June 30, 2019	December 31, 2018
Related party assets
Receivables (investment management fees)	$20,178	$19,612
Receivables (fund administration and distribution fees)	3,148	3,153
Investments (available-for-sale securities, fair value)	722	601
Investments (trading securities, fair value)	15,503	12,343
Total	$39,551	$35,709

Related party liabilities
Accounts payable and accrued expenses (fund reimbursements)	$3,782	$2,300
Other liabilities (promissory note)	—	96
Total	$3,782	$2,396

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Related party revenue
Investment management fees (1)	$55,716	$66,476	$109,508	$132,342
Fund administration and distribution fees	13,318	15,401	26,386	31,235
Total	$69,034	$81,877	$135,894	$163,577

Related party expense
Distribution and other asset-based expenses (fund reimbursements) (1)	$—	$3,347	$—	$6,280
General and administrative	—	(6)	—	135
Total	$—	$3,341	$—	$6,415

Related party other income (expense)
Interest income/(expense) and other income/(expense)	$455	$265	$1,816	$166
Interest income/(expense) and other financing costs (promissory note)	—	(5)	(1)	(11)
Total	$455	$260	$1,815	$155

(1)	Effective January 1, 2019 upon the adoption of ASU 2014-09, expense reimbursements have been reclassed to investment management fees.

NOTE 7. Investments

As of June 30, 2019 and December 31, 2018, the Company held both available-for-sale securities and trading securities. Available-for-sale investments consist entirely of seed capital investments in certain Victory Funds. Trading securities are held under a deferred compensation plan and include Victory Funds and third party mutual funds.

Available‑For‑Sale Securities

A summary of the cost and fair value of investments classified as available-for-sale were as follows:

		Gross Unrealized		Fair
(in thousands)	Cost	Gains	(Losses)	Value
As of June 30, 2019	$670	$59	$(7)	$722
As of December 31, 2018	666	6	(71)	601

Unrealized and realized gains and losses on available‑for‑sale investments are recognized in the accompanying unaudited Condensed Consolidated Statements of Operations as “Interest income and other income/(expense).” Proceeds from sales and realized gains and losses from available-for-sale securities in the periods ended June 30, 2019 and 2018 were as follows:

	Sale	Realized
(in thousands)	Proceeds	Gains	(Losses)
For the three months ended June 30, 2019	$104	$4	$—
For the three months ended June 30, 2018	—	—	—

	Sale	Realized
(in thousands)	Proceeds	Gains	(Losses)
For the six months ended June 30, 2019	$104	$4	$—
For the six months ended June 30, 2018	—	—	—

Trading Securities

A summary of the cost and fair value of investments classified as trading securities were as follows:

		Gross Unrealized		Fair
(in thousands)	Cost	Gains	(Losses)	Value
As of June 30, 2019	$16,572	$331	$(800)	$16,103
As of December 31, 2018	14,874	5	(2,160)	12,719

Unrealized and realized gains and losses on trading securities are recorded in “Interest income and other income/(expense)” in the accompanying unaudited Condensed Consolidated Statements of Operations. Proceeds from sales and realized gains and losses from trading securities in the periods ended June 30, 2019 and 2018 were as follows:

	Sale	Realized
(in thousands)	Proceeds	Gains	(Losses)
For the three months ended June 30, 2019	$865	$12	$(12)
For the three months ended June 30, 2018	180	5	(4)

	Sale	Realized
	Proceeds	Gains	(Losses)
For the six months ended June 30, 2019	$1,435	$14	$(31)
For the six months ended June 30, 2018	628	33	(6)

NOTE 8.  Income Taxes

The effective tax rate for the three and six months ended June 30, 2019 and 2018 differs from the United States federal statutory rate primarily as a result of state and local income taxes, excess tax benefits on share-based compensation and certain non-deductible expenses. For the three months ended June 30, 2019 and 2018, the provision for income taxes was $4.5 million and $6.3 million, or 23.7% and 25.3%, of pre-tax income respectively. For the six months ended June 30, 2019 and 2018, the provision for income taxes was $9.3 million and $9.9 million, or 24.3% and 25.3% of pre-tax income, respectively. The 23.7% effective tax rate for the three months ended June 30, 2019 was lower than the 25.3% effective tax rate for the same period in 2018 due mainly to higher excess tax benefits on share-based compensation. No valuation allowance was recorded for deferred tax assets in the periods ended June 30, 2019 and 2018.

NOTE 9.  Debt

The following table summarizes the components of “Long-term debt” under the 2018 Credit Agreement in the accompanying unaudited Condensed Consolidated Balance Sheets at June 30, 2019 and December 31, 2018:

(in thousands)	June 30, 2019	December 31, 2018
Due February 2025	$280,000	$280,000
Term loan principal outstanding	280,000	280,000
Unamortized debt issuance costs	(6,992)	(7,629)
Unamortized debt discount	(3,221)	(3,514)
Long-term debt	$269,787	$268,857

A total of $80.0 million of the outstanding term loans under the 2018 Credit Agreement was repaid in 2018, satisfying the required annual amortization of 1% per annum through 2024. No additional repayments were made in the six months ended June 30, 2019.

Concurrent with the closing of the USAA AMCO Acquisition on July 1, 2019, we entered into the 2019 Credit Agreement and repaid all indebtedness outstanding under the 2018 Credit Agreement. The 2018 Credit Agreement and the credit documents entered in connection therewith were terminated on July 1, 2019. For further discussion regarding the USAA AMCO Acquisition and related entry into and termination of credit agreements, refer to Note 4, Acquisitions, to the accompanying financial statements.

On April 22, 2019, we entered into the Harvest Termination Agreement which automatically terminated the associated debt commitment letter. For further discussion regarding the Harvest Termination Agreement, refer to Note 4, Acquisitions, to the accompanying financial statements.

The following table summarizes the components of “Interest expense and other financing costs” in the accompanying unaudited Condensed Consolidated Statements of Operations for the periods ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Interest expense	$3,743	$3,922	$7,623	$9,937
Amortization of debt issuance costs	366	362	730	964
Amortization of debt discount	147	149	293	401
CEMP base payment accretion expense	110	140	193	281
Other	154	133	305	215
Total	$4,520	$4,706	$9,144	$11,798

The average effective interest rates for the three and six months ended June 30, 2019 were 5.95% and 6.08%, respectively. The effective interest rate at June 30, 2019 was 7.91% compared to 6.22% at December 31, 2018. On June 28, 2019, the LIBOR loans outstanding under the 2018 Credit Agreement matured, and the interest rate on outstanding term loan principal converted to an alternate base rate for the three day period until the outstanding term loans were paid in full on July 1, 2019.

NOTE 10. Equity

Shares Rollforward

The following tables present the changes in the number of shares of common stock issued and repurchased:

	Shares of Common Stock Issued		Shares of Treasury Stock
	Class A	Class B	Class A	Class B
Balance, December 31, 2018	15,280,833	55,284,408	(856,275)	(2,146,980)
Issuance of shares	952	–	–	–
Share conversion - Class B to A	381,689	(381,689)	–	–
Repurchase of shares	–	–	(122,957)	–
Vesting of restricted share grants	–	39,636	–	–
Exercise of options	–	71,652	–	–
Shares withheld related to net settlement of equity awards	–	–	–	(29,108)
Balance, March 31, 2019	15,663,474	55,014,007	(979,232)	(2,176,088)
Issuance of shares	975	–	–	–
Share conversion - Class B to A	809,179	(809,179)	–	–
Repurchase of shares	–	–	(113,297)	–
Vesting of restricted share grants	–	4,360	–	–
Exercise of options	–	150,432	–	–
Shares withheld related to net settlement of equity awards	–	–	–	(7,749)
Balance, June 30, 2019	16,473,628	54,359,620	(1,092,529)	(2,183,837)

	Shares of Common Stock Issued			Shares of Treasury Stock
	Class A	Class B	Pre-IPO	Class A	Class B	Pre-IPO
Balance, December 31, 2017	–	–	57,182,730	–	–	(2,064,057)
Issuance of Class A common stock	12,810,860	–	–	–	–	–
Redesignation of common stock	–	57,184,766	(57,184,766)		(2,064,057)	2,064,057
Share conversion - Class B to A	88,455	(88,455)	–	–	–	–
Vesting of restricted share grants	–	14,794	2,036	–	–	–
Exercise of options		5,000
Fractional shares retired	–	(263)	–	–	–	–
Balance, March 31, 2018	12,899,315	57,115,842	–	–	(2,064,057)	–
Share conversion - Class B to A	72,195	(72,195)	–	–	–	–
Repurchase of shares	–	–	–	(66,112)	–	–
Vesting of restricted share grants	–	16,198	–	–	–	–
Balance, June 30, 2018	12,971,510	57,059,845	–	(66,112)	(2,064,057)	–

Share Repurchase Program

As of June 30, 2019, a total of 1,092,529 shares of Class A common stock have been repurchased under the share repurchase program (the “Share Repurchase Program”) at a total cost of $11.3 million for an average price of $10.38 per share. The Share Repurchase Program was authorized in 2018 and expires on December 31, 2019. As of June 30, 2019, $3.7 million was available for future repurchases.

NOTE 11. Share‑Based Compensation

Current Period Activity

During the three months ended June 30, 2019, the Company issued 477,284 restricted share grants at an average grant-date fair value of $17.17 per share. Of these awards, 4,360 were fully vested on the grant date and 472,924 will vest over a three year period.

Stock option award and restricted stock award activity during the six months ended June 30, 2019 and 2018 was as follows:

	Shares Subject to Stock Option Awards
	Six Months Ended June 30,
	2019			2018
	Avg wtd	Avg wtd		Avg wtd	Avg wtd
	grant-date	exercise		grant-date	exercise
	fair value	price	Units	fair value	price	Units
Outstanding at beginning of period	$3.79	$6.12	9,070,052	$3.66	$5.71	9,078,728
Granted	—	—	—	6.51	14.25	359,618
Forfeited	6.51	14.26	(36,774)	6.26	13.73	(7,682)
Exercised	3.23	4.30	(222,084)	2.54	2.45	(5,000)
Outstanding at end of the period	$3.79	$6.13	8,811,194	$3.76	$6.04	9,425,664
Vested	$3.41	$4.98	6,691,308	$3.24	$4.46	6,331,146
Unvested	5.00	9.79	2,119,886	4.83	9.26	3,094,518

	Restricted Stock Awards
	Six Months Ended June 30,
	2019		2018
	Avg wtd grant-		Avg wtd grant-
	date fair value	Units	date fair value	Units
Unvested at beginning of period	$13.17	2,997,856	$11.82	1,293,107
Granted	16.02	995,669	14.24	1,694,941
Vested	13.41	(43,996)	11.96	(33,028)
Forfeited	14.02	(367,998)	—	—
Unvested at end of period	$13.87	3,581,531	$13.20	2,955,020

Dividend Payments

In connection with dividends declared in February 2017 and December 2017, holders of restricted stock awards that were unvested at the time such dividends were declared are entitled to be paid the dividends as and when the restricted stock vests. Holders of stock options that were unvested at the time the December 2017 dividend was declared are entitled to receive a cash bonus equivalent of the December 2017 dividend as and when their stock options vest.

As of June 30, 2019 and December 31, 2018, the amount of cash bonuses and distributions related to dividends previously declared on unvested and outstanding restricted share awards and stock options totaled $1.7 million and $1.8 million, which was not recorded as a liability as of the balance sheet date. A liability will be recorded for these cash bonuses and dividends when the restricted shares and options vest.

Share-based Compensation Expense

The Company recorded $3.8 million and $4.0 million of share-based compensation expense in the three months ended June 30, 2019 and 2018, respectively, and $5.3 million and $7.3 million of share-based compensation expense in the six months ended June 30, 2019 and 2018, respectively, in “Personnel compensation and benefits” in the accompanying unaudited Condensed Consolidated Statements of Operations.

NOTE 12. Earnings Per Share

The following table sets forth the reconciliation of basic earnings per share and diluted earnings per share from net income for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands except per share amounts)	2019	2018	2019	2018
Net income	$14,383	$18,675	$28,910	$29,199
Shares:
Basic: Weighted average number of shares outstanding	67,583	67,949	67,552	64,791
Plus: Incremental shares from assumed conversion of dilutive instruments	5,938	4,186	5,410	4,562
Diluted: Weighted average number of shares outstanding	73,521	72,135	72,962	69,353
Earnings per share
Basic:	$0.21	$0.27	$0.43	$0.45
Diluted:	$0.20	$0.26	$0.40	$0.42

Outstanding instruments excluded from the computation of weighted average shares for diluted earnings per share because the effect would be anti-dilutive totaled 0.8 million and 2.7 million for the three months ended June 30, 2019 and 2018, respectively, and 1.6 million and 1.7 million for the six months ended June 30, 2019 and 2018, respectively. Holders of non-vested share-based compensation awards do not have rights to receive nonforfeitable dividends on the shares covered by the awards.

Note 13. Equity Method Investment

The Company’s equity investment in Cerebellum Capital, LLC (“Cerebellum”) totaled $7.7 million, net of $1.3 million of cumulative losses, as of June 30, 2019, recorded under the equity method of accounting. For the three and six months ended June 30, 2019 and 2018, losses from equity method investments recorded in “Interest income and other income/(expense)” in the accompanying unaudited Condensed Consolidated Statements of Operations were not material to our consolidated results of operations. Equity method investments are recorded in “Other assets” in the accompanying unaudited Condensed Consolidated Balance Sheets. The Company’s equity investment in Cerebellum was $6.3 million, net of cumulative losses of $0.7 million, as of June 30, 2018.

NOTE 14. Accumulated Other Comprehensive Income (Loss)

The following table presents changes in accumulated other comprehensive income/(loss) by component for the six months ended June 30, 2019 and 2018.

		Cumulative
	Available-for-sale	Translation
(in thousands)	Securities	Adjustment	Total
Balance, December 31, 2018	$(59)	$(27)	$(86)
Other comprehensive income/(loss) before reclassification and tax	—	5	5
Tax impact	—	(1)	(1)
Net current period other comprehensive income/(loss)	—	4	4
Cumulative effect of adoption of ASU 2016-01 and 2018-02	59	3	62
Balance, June 30, 2019	$—	$(20)	$(20)
Balance, December 31, 2017	$51	$13	$64
Other comprehensive income/(loss) before reclassification and tax	17	(39)	(22)
Tax impact	(5)	10	5
Net current period other comprehensive income/(loss)	12	(29)	(17)
Balance, June 30, 2018	$63	$(16)	$47

NOTE 15. SUBSEQUENT EVENTS

On and effective July 1, 2019, the Company completed the USAA AMCO Acquisition. In connection with our entry into the 2019 Credit Agreement, we repaid all indebtedness outstanding under the 2018 Credit Agreement dated as of February 12, 2018. For further discussion regarding the USAA AMCO Acquisition and related entry into and termination of credit agreements, refer to Note 4, Acquisitions, to the accompanying financial statements

Subsequent to June 30, 2019, we repaid $20.0 million of the outstanding term loans under the 2019 Credit Agreement, thereby reducing the principal amount to $1.08 billion.

On August 12, 2019, we announced the initiation of a quarterly cash dividend of $0.05 per share of our common stock, beginning in the third quarter of 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to the “Company,” “Victory,” or in the first-person notations of “we,” “us,” and “our” shall mean Victory Capital Holdings, Inc., a Delaware corporation, and its wholly-owned subsidiaries.

The following discussion is intended to assist in the understanding of our financial position at June 30, 2019 and December 31, 2018, results of operations for the three and six months ended June 30, 2019 and 2018, and cash flows for the six months ended June 30, 2019 and 2018, and should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2018. This discussion and analysis contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2018.

Overview

We are an investment management firm operating a next generation, integrated multi-boutique model with $64.1 billion in assets under management (“AUM”) as of June 30, 2019. Our differentiated model features a scalable operating platform that provides centralized distribution, marketing and operations infrastructure to our Franchises and Solutions. Our earnings are primarily driven by asset-based fees charged for services related to the investment strategies we deliver and consist of investment management, fund administration and distribution fees.

Franchises

Our Franchises are operationally integrated, but are separately branded and make investment decisions independently from one another within guidelines established by their respective investment mandates. Our integrated multi-boutique model creates a supportive environment in which our investment professionals, largely unencumbered by administrative and operational responsibilities, can focus on their pursuit of investment excellence. Victory Capital Management Inc. (“VCM”) employs all of the Company’s United States investment professionals across our Franchises, which are not separate legal entities.

Solutions

Solutions consists of multi-Franchise and customized solutions strategies that are primarily rules-based. We offer Solutions through a variety of vehicles, including separate accounts, mutual funds and VictoryShares which is our exchange traded fund (“ETF”) brand. Like our Franchises, our Solutions Platform is operationally integrated and supported by our centralized distribution, marketing and operational support functions.

We sell our products through our centralized distribution model with 87 professionals across both our institutional and retail distribution channels and marketing organization. Our institutional sales team focuses on cultivating relationships with institutional consultants, who account for the majority of the institutional market, as well as asset allocators seeking sub-advisers. Our retail sales team offers intermediary and retirement platform clients, including broker-dealers, retirement platforms and RIA networks, mutual funds and ETFs as well as SMAs through wrap fee programs and access to our investment models through UMAs.

We have grown our AUM from $17.9 billion following the management-led buyout with Crestview GP in August 2013 to $64.1 billion at June 30, 2019. We attribute this growth to our success in sourcing acquisitions and evolving them into organic growers, generating strong investment returns, and developing retail and institutional distribution channels with deep penetration.

USAA AMCO Acquisition

Effective July 1, 2019, the Company completed the acquisition (the “USAA AMCO Acquisition”) of the USAA Asset Management Company (“USAA Adviser”) and the USAA Transfer Agency Company d/b/a USAA Shareholder Account Services (together with USAA Adviser, the “USAA Acquired Companies”), which includes USAA’s Mutual Fund and ETF businesses and its 529 College Savings Plan.

The USAA AMCO Acquisition expands and diversifies our investment platform, particularly in the fixed income and solutions asset classes, and increases our size and scale. Additional products added to our investments platform include target date and target risk strategies, managed volatility mutual funds, active fixed income ETFs, sub-advised and multi-manager equity funds. We have also added to our lineup of asset allocation portfolios and smart beta equity ETFs. Through the acquisition, the Company has the rights to offer products and services using the USAA brand and the opportunity to offer its products to USAA members through a direct member-channel.

Refer to Note 4, Acquisitions, to the accompanying unaudited condensed consolidated financial statements (the “accompanying financial statements”) for further details on the acquisition of the USAA Acquired Companies.

Termination of Harvest Purchase Agreement

Effective April 22, 2019, the Company, Harvest Volatility Management, LLC (“Harvest”) and the members of Harvest entered into an agreement (the “Harvest Termination Agreement”) to mutually terminate the Harvest purchase agreement entered into on September 21, 2018, which included the Harvest acquisition. Refer to Note 4, Acquisitions, to the accompanying financial statements for further details on the Harvest Termination Agreement.

Business Highlights

Assets under management:

•

AUM at June 30, 2019 grew by $6.0 billion, or 10.3% to $64.1 billion from $58.1 billion at March 31, 2019, primarily driven by positive net flows of $3.7 billion and positive market movement of $2.3 billion.

•

AUM at June 30, 2019 and 2018 was $64.1 billion and $62.3 billion, respectively. We generated $7.5 billion in gross flows and $3.7 billion in positive net flows for the three months ended June 30, 2019 compared to $3.5 billion in gross flows and $0.1 billion in negative net flows for the same period in 2018.

•

We generated $10.6 billion in gross flows and $2.6 billion in positive net flows for the six months ended June 30, 2019 compared to $7.2 billion in gross flows and $0.7 billion in negative net flows for the same period in 2018.

Investment performance:

•	27 of our mutual funds and ETFs had overall Morningstar ratings of four or five stars and 71% of our fund and ETF AUM were rated four or five stars by Morningstar.
•

74% of our strategies by AUM had investment returns in excess of their respective benchmarks over a one-year period, 81% over a three-year period, 84% over a five-year period and 89% over a ten-year period.

•	On an equal-weighted basis, 46% of our strategies have outperformed their benchmarks over a one-year period, 62% over a three-year period, 70% over a five-year period and 81% over a ten-year period.

Industry achievements and recognition:

•	For the fourth consecutive year, eVestment ranked us in the top 5 in their 2018 Institutional Brand Awareness by AUM category.
•

We ranked 9th in “Barron’s Best Fund Families of 2018” for the one-year period ended December 31, 2018. We also ranked 4th in the mixed asset category and 5th in the taxable bond category. This is the 2nd consecutive year that we have been ranked among the top 10 best fund families and the 5th consecutive year that we have been ranked among the top 25 best fund families by Barron’s.

Financial highlights:

•

Total revenue for the three months ended June 30, 2019 was $91.4 million compared to $104.4 million for the same period in 2018. For the six months ended June 30, 2019 and 2018, total revenue was $178.8 million and $209.4 million, respectively.

•

Net income was $14.4 million for the three months ended June 30, 2019 compared to $18.7 million for the same period in 2018. For the six months ended June 30, 2019 and 2018, net income was $28.9 million and $29.2 million, respectively.

•

Adjusted EBITDA was $36.6 million for the three months ended June 30, 2019, or 40.0% of revenue, compared to $40.7 million, or 39.0% of revenue, for the three months ended June 30, 2018. For the six months ended June 30, 2019, Adjusted EBITDA was $70.2 million, or 39.2% of revenue, compared to $80.5 million, 38.4% of revenue, for the same period in 2018. Refer to “Supplemental Non-GAAP Financial Information” for further information about the Adjusted EBITDA calculation and reconciliation of generally accepted accounting principles (“GAAP”) net income to Adjusted EBITDA.

•

Adjusted Net Income was $24.4 million for the three months ended June 30, 2019 compared to $26.6 million for the three months ended June 30, 2018. For the six months ended June 30, 2019, Adjusted Net Income was $46.3 million compared to $49.6 million for the same period in 2018. Refer to “Supplemental Non-GAAP Financial Information” for further information about the Adjusted Net Income calculation and reconciliation of GAAP net income to Adjusted Net Income.

Key Performance Indicators

The following table is a summary of key performance indicators utilized by management to assess results of operations:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions, except for basis points and percentages)	2019		2018		2019		2018
AUM at period end	$64,077		$62,256		$64,077		$62,256
Average AUM	60,063		61,617		58,553		61,819
Gross flows	7,514		3,521		10,552		7,205
Net flows	3,694		(102)		2,589		(735)
Total revenue(1)	91.4		104.4		178.8		209.4
Revenue on average AUM(1)	61.0	bps	68.0	bps	61.6	bps	68.3	bps
Net income	14.4		18.7		28.9		29.2
Adjusted EBITDA(2)	36.6		40.7		70.2		80.5
Adjusted EBITDA Margin(1)(3)	40.0%		39.0%		39.2%		38.4%
Adjusted Net Income(2)	24.4		26.6		46.3		49.6
Tax benefit of goodwill and acquired intangibles(4)	3.4		3.3		6.7		6.6

(1)

On January 1, 2019, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”) and now records all Mutual Fund and ETF waivers and expense reimbursements as a reduction of reported revenue and not as an expense item. The impact in the three months and six months ended June 30, 2019 was a decrease in revenue and operating expenses of $4.1 million and $8.2 million, respectively. Prior periods have not been restated, as permitted by the Financial Accounting Standards Board (“FASB”), due to the Company adopting the new revenue guidance using the modified retrospective method.

(2)

Management utilizes Adjusted EBITDA and Adjusted Net Income to measure the operating profitability of the business. These measures eliminate the impact of one‑time acquisition, restructuring and integration costs and demonstrate the ongoing operating earnings metrics of the business. These measures are explained in more detail and reconciled to net income calculated in accordance with GAAP in “Supplemental Non‑GAAP Financial Information.”

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

Assets Under Management

Our profitability is largely affected by the level and composition of our AUM (including asset class and distribution channel) and the effective fee rates on our products. The amount and composition of our AUM are, and will continue to be, influenced by a number of factors, including; (i) investment performance, including fluctuations in the financial markets and the quality of our investment decisions; (ii) client flows into and out of our various strategies and investment vehicles; (iii) industry trends toward products or strategies that we either do or do not offer; (iv) our ability to attract and retain high quality investment, distribution, marketing and management personnel; (v) our decision to close strategies or limit growth of assets in a strategy when we believe it is in the best interest of our clients or conversely to re‑open strategies in part or entirely; and (vi) general investor sentiment and confidence.

Our goal is to establish and maintain a client base that is diversified by Franchise and Solutions, asset class, distribution channel and vehicle. The chart below sets forth our AUM by Franchise and Solutions as of June 30, 2019. Due to rounding, AUM numbers presented in the tables below may not add up precisely to the totals provided.

The following table presents our AUM by asset class as of the dates indicated:

	As of
	June 30,
(in millions)	2019	2018
U.S. Mid Cap Equity	$24,203	$24,485
U.S. Small Cap Equity	15,278	15,971
Fixed Income	7,300	6,978
Solutions	6,919	3,815
Global / Non-U.S. Equity	5,498	4,705
U.S. Large Cap Equity	4,108	4,577
Other	436	434
Commodity	335	1,291
Total	$64,077	$62,256

The following tables summarize our asset flows by asset class for the periods indicated:

		U.S.		U.S.
	U.S. Mid	Small		Large	Global /
	Cap	Cap	Fixed	Cap	Non-U.S.
(in millions)	Equity	Equity	Income	Equity	Equity	Solutions	Commodity	Other	Total
For Three Months Ended June 30, 2019
Beginning AUM	$22,169	$14,714	$6,973	$4,117	$5,234	$3,996	$493	$425	$58,119
Gross client cash inflows	2,784	729	506	22	333	3,092	24	24	7,514
Gross client cash outflows	(1,840)	(924)	(330)	(128)	(205)	(295)	(74)	(23)	(3,819)
Net client cash flows	944	(195)	176	(106)	128	2,797	(50)	1	3,694
Market appreciation / (depreciation)	1,090	760	152	101	137	126	(107)	10	2,269
Net transfers	—	—	(1)	(4)	—	—	—	—	(4)
Ending AUM	$24,203	$15,278	$7,300	$4,108	$5,498	$6,919	$335	$436	$64,077
For Three Months Ended June 30, 2018
Beginning AUM	$24,205	$15,095	$7,311	$4,635	$4,334	$3,563	$1,298	$414	$60,855
Gross client cash inflows	1,125	867	303	103	669	381	46	27	3,521
Gross client cash outflows	(1,422)	(745)	(652)	(287)	(182)	(169)	(133)	(33)	(3,623)
Net client cash flows	(297)	122	(349)	(184)	487	212	(87)	(6)	(102)
Market appreciation / (depreciation)	558	773	16	113	(116)	40	80	39	1,503
Net transfers	19	(19)	—	13	—	—	—	(13)	—
Ending AUM	$24,485	$15,971	$6,978	$4,577	$4,705	$3,815	$1,291	$434	$62,256

		U.S.		U.S.
	U.S. Mid	Small		Large	Global /
	Cap	Cap	Fixed	Cap	Non-U.S.
(in millions)	Equity	Equity	Income	Equity	Equity	Solutions	Commodity	Other	Total
Six Months Ended June 30, 2019
Beginning AUM	$20,019	12,948	6,836	3,759	4,610	3,767	469	355	$52,763
Gross client cash inflows	3,777	1,721	809	48	698	3,371	80	49	10,552
Gross client cash outflows	(3,626)	(1,983)	(713)	(311)	(482)	(644)	(154)	(50)	(7,963)
Net client cash flows	151	(262)	96	(263)	216	2,727	(74)	(1)	2,589
Market appreciation / (depreciation)	4,032	2,594	368	617	672	424	(60)	83	8,729
Net transfers	2	(1)	—	(5)	—	1	—	—	(4)
Ending AUM	$24,203	$15,278	$7,300	$4,108	$5,498	$6,919	$335	$436	$64,077
Six Months Ended June 30, 2018
Beginning AUM	$25,185	$15,308	$7,551	$4,789	$4,105	$3,028	$1,419	$386	$61,771
Gross client cash inflows	2,328	1,643	696	158	1,113	986	173	108	7,205
Gross client cash outflows	(3,502)	(1,667)	(1,291)	(498)	(402)	(245)	(279)	(56)	(7,940)
Net client cash flows	(1,174)	(24)	(595)	(340)	711	741	(106)	52	(735)
Market appreciation / (depreciation)	455	706	22	116	(103)	6	(22)	48	1,228
Net transfers	19	(19)	—	12	(8)	40	—	(52)	(8)
Ending AUM	$24,485	$15,971	$6,978	$4,577	$4,705	$3,815	$1,291	$434	$62,256

The following table presents our AUM by distribution channel as of the dates indicated:

	As of June 30,
	2019		2018
(in millions)	Amount	% of total	Amount	% of total
Institutional	$38,954	61%	$35,290	56%
Retail	25,123	39%	26,966	44%
Total AUM(1)	$64,077	100%	$62,256	100%

(1)	The allocation of AUM by distribution channel involves the use of estimates and the exercise of judgment.

The following tables summarize our asset flows by vehicle for the periods indicated:

			Separate
			Accounts and
			Other
(in millions)	Mutual Funds(1)	ETFs	Vehicles(2)	Total
Three Months Ended June 30, 2019
Beginning AUM	$33,786	$3,123	$21,210	$58,119
Gross client cash inflows	1,998	107	5,409	7,514
Gross client cash outflows	(2,874)	(231)	(714)	(3,819)
Net client cash flows	(876)	(124)	4,694	3,694
Market appreciation / (depreciation)	1,352	94	823	2,269
Net transfers	(4)	—	—	(4)
Ending AUM	$34,258	$3,093	$26,726	$64,077
Three Months Ended June 30, 2018
Beginning AUM	$36,989	$2,674	$21,192	$60,855
Gross client cash inflows	2,555	296	670	3,521
Gross client cash outflows	(2,708)	(96)	(819)	(3,623)
Net client cash flows	(153)	200	(149)	(102)
Market appreciation / (depreciation)	963	32	508	1,503
Net transfers	19	—	(19)	—
Ending AUM	$37,818	$2,906	$21,532	$62,256

			Separate
			Accounts and
			Other
(in millions)	Mutual Funds(1)	ETFs	Vehicles(2)	Total
Six Months Ended June 30, 2019
Beginning AUM	$30,492	$2,956	$19,315	$52,763
Gross client cash inflows	4,378	349	5,825	10,552
Gross client cash outflows	(5,761)	(531)	(1,671)	(7,963)
Net client cash flows	(1,383)	(182)	4,154	2,589
Market appreciation / (depreciation)	5,153	318	3,258	8,729
Net transfers	(4)	—	—	(4)
Ending AUM	$34,258	$3,093	$26,726	$64,077
Six Months Ended June 30, 2018
Beginning AUM	$37,967	$2,250	$21,555	$61,771
Gross client cash inflows	5,181	777	1,247	7,205
Gross client cash outflows	(5,974)	(125)	(1,841)	(7,940)
Net client cash flows	(793)	652	(594)	(735)
Market appreciation / (depreciation)	655	4	569	1,228
Net transfers	(11)	—	3	(8)
Ending AUM	$37,818	$2,906	$21,532	$62,256

(1)	Includes institutional and retail share classes and Variable Insurance Products or VIP funds.
(2)	Includes collective trust funds, wrap program separate accounts and unified managed accounts or UMAs.

At June 30, 2019, our total AUM was $64.1 billion, an increase of $6.0 billion, or 10.3%, from $58.1 billion at March 31, 2019, primarily due to positive net flows of $3.7 billion and positive market movement of $2.3 billion. The net inflows were driven by $2.8 billion in our Solutions Platform, $0.9 billion in our U.S. mid cap equity strategies, $0.2 billion in our fixed income, and $0.1 billion in our global equity strategies, partially offset by net outflows of $0.2 billion in our U.S. small cap equity strategies and $0.1 billion in our U.S. large cap equity strategies.

AUM increased by $11.3 billion, or 21.4%, to $64.1 billion at June 30, 2019 compared to $52.8 billion at December 31, 2018. The increase in AUM was primarily due to positive net flows of $2.6 billion and positive market movement of $8.7 billion. The net inflows were primarily driven by $2.8 billion in our Solutions Platform, as well as $0.2 billion in our global equity strategies, $0.2 billion in our U.S. mid cap equity strategies, and $0.1 billion in our fixed income strategies, partially offset by net outflows of $0.3 billion in our U.S. large cap equity strategies, $0.3 billion in our U.S. small cap equity strategies and $0.1 billion in our commodity strategies.

GAAP Results of Operations

The following table presents our GAAP results of operations for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2019	2018	2019	2018
Revenue
Investment management fees	$78,042	$88,998	$152,453	$178,128
Fund administration and distribution fees	13,318	15,401	26,386	31,235
Total revenue	91,360	104,399	178,839	209,363

Expenses
Personnel compensation and benefits	35,542	37,140	70,043	73,943
Distribution and other asset-based expenses	16,182	24,127	31,949	49,288
General and administrative	7,087	7,088	14,174	16,144
Depreciation and amortization	5,263	5,931	10,485	12,343
Change in value of consideration payable for acquisition of business	(14)	(4)	(14)	(4)
Acquisition-related costs	2,787	(5)	5,564	(5)
Restructuring and integration costs	1,788	438	1,788	702
Total operating expenses	68,635	74,715	133,989	152,411

Income from operations	22,725	29,684	44,850	56,952

Other income (expense)
Interest income and other income/(expense)	656	8	2,489	(29)
Interest expense and other financing costs	(4,520)	(4,706)	(9,144)	(11,798)
Loss on debt extinguishment	—	—	—	(6,058)
Total other income (expense), net	(3,864)	(4,698)	(6,655)	(17,885)

Income before income taxes	18,861	24,986	38,195	39,067

Income tax expense	(4,478)	(6,311)	(9,285)	(9,868)

Net income	$14,383	$18,675	$28,910	$29,199

Earnings per share of common stock
Basic	$0.21	$0.27	$0.43	$0.45
Diluted	$0.20	$0.26	$0.40	$0.42

Weighted average number of shares outstanding
Basic	67,583	67,949	67,552	64,791
Diluted	73,521	72,135	72,962	69,353

Dividends declared per share of common stock	$—	$—	$—	$—

Investment Management Fees

Three months ended June 30, 2019 compared to June 30, 2018. Investment management fees decreased by $11.0 million, or 12.3%, to $78.0 million for the three months ended June 30, 2019 from $89.0 million for the same period in 2018 due to a decrease in average AUM year over year and a change in the presentation of fee reimbursements due to the adoption of ASU 2014-09 on January 1, 2019. With the adoption of that standard, mutual fund and ETF waivers and expense reimbursements are recorded as a reduction to investment management fees under ASU 2014-09 ($4.1 million in the second quarter of 2019), whereas under legacy revenue recognition guidance these amounts were recorded as a distribution and other asset-based expense ($3.3 million in the second quarter of 2018). The comparative periods have not been restated

and continue to be reported under the legacy guidance, as permitted by the FASB. Average AUM decreased by $1.5 billion to $60.1 billion for the three months ended June 30, 2019 from $61.6 billion for the same period in 2018.

Six months ended June 30, 2019 compared to June 30, 2018.  Investment management fees decreased by $25.6 million, or 14.4%, to $152.5 million for the six months ended June 30, 2019 from $178.1 million for the same period in 2018 due to the same factors as discussed above in the quarterly section. The adoption of ASU 2014-09 reduced investment management fees by $8.2 million for the six months ended June 30, 2019 due to the classification of fee reimbursements within such revenues compared to $6.3 million recorded as distribution and other asset-based expense for the same period in 2018 under legacy revenue recognition guidance. Average AUM decreased by $3.2 billion to $58.6 billion for the six months ended June 30, 2019 from $61.8 billion for the same period in 2018.

Fund Administration and Distribution Fees

Three months ended June 30, 2019 compared to June 30, 2018.  Fund administration and distribution fees decreased by $2.1 million, or 13.5%, to $13.3 million for the three months ended June 30, 2019 from $15.4 million for the same period in 2018 mainly due to the change in fund distribution fees, which were impacted by lower average mutual fund AUM and a shift in the mix of assets to lower 12b-1 paying share classes.

Six months ended June 30, 2019 compared to June 30, 2018.  Fund administration and distribution fees decreased by $4.8 million, or 15.5%, to $26.4 million for the six months ended June 30, 2019 from $31.2 million for the same period in 2018 due to the same factors as discussed above in the quarterly section.

Personnel Compensation and Benefits

The following table presents the components of GAAP personnel compensation and benefits expense for the three amd six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Salaries, payroll related taxes and employee benefits	$12,606	$12,253	$27,510	$25,176
Incentive compensation	15,981	17,491	30,643	34,656
Sales-based compensation(1)	3,200	3,427	6,588	6,820
Equity awards granted to employees(2)	3,755	3,969	5,302	7,291
Total personnel compensation and benefits expense	$35,542	$37,140	$70,043	$73,943

(1)	Represents sales-based commissions paid to our distribution teams. Sales-based compensation varies based on gross client cash flows and revenue earned on sales.
(2)

Equity awards typically vest over several years based on service and the achievement of specific business and financial targets. The value of the equity awards is recognized as compensation expense over the vesting period.

Three months ended June 30, 2019 compared to June 30, 2018.  Personnel compensation and benefits were $35.5 million for the three months ended June 30, 2019, a decrease of $1.6 million, or 4.3%, from $37.1 million for the same period in 2018 primarily attributable to a $1.5 million decrease in incentive compensation due to lower earnings.

Six months ended June 30, 2019 compared to June 30, 2018.  Personnel compensation and benefits decreased by $3.9 million, or 5.3%, to $70.0 million for the six months ended June 30, 2019 from $73.9 million for the same period in 2018 due to a decrease of $4.0 million in incentive compensation, as discussed above in the quarterly section. The $2.3 million increase in salaries and benefits for the six months ended June 30, 2019 was offset by a $2.0 million decrease in equity award expense and a $0.2 million decrease in sales-based compensation. The increase in salaries and benefits was attributable to an increase of approximately $1.6 million in deferred compensation plan liabilities from favorable market action. Income and expenses related to the deferred compensation plan are directly offset by deferred compensation gains or losses in “Interest income and other income/(expense)” in the accompanying unaudited Condensed Consolidated Statements of Operations. The decrease in equity award expense was due to forfeitures.

Distribution and Other Asset‑based Expenses

The following table presents the components of distribution and other asset-based expenses for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Broker-dealer distribution fees	$6,961	$8,805	$13,940	$18,143
Platform distribution fees	4,980	6,830	9,563	14,553
Fund expense reimbursements	—	3,347	—	6,280
Sub-administration	1,733	1,635	3,415	3,169
Sub-advisory	773	1,802	1,620	3,640
Middle-office	1,735	1,708	3,411	3,503
Total distribution and other asset-based expenses	$16,182	$24,127	$31,949	$49,288

Three months ended June 30, 2019 compared to June 30, 2018.  Distribution and other asset-based expenses are primarily based on AUM. For the three months ended June 30, 2019, distribution and other asset-based expenses were $16.2 million, a decrease of $7.9 million, or 32.9%, from $24.1 million for the same period in 2018.

•

Fund expense reimbursements declined by $3.3 million due to the change in the classification of such reimbursement with the adoption of ASU 2014-09 on January 1, 2019. Mutual fund and ETF waivers and expense reimbursements are recorded as a reduction to investment management fees under ASU 2014-09, whereas under legacy revenue recognition guidance these were recorded as a distribution and other asset-based expense. The comparative periods have not been restated and continue to be reported under the legacy guidance, as permitted by the FASB.

•	Broker-dealer distribution fees and platform distribution fees decreased due to the mix of mutual fund assets and share classes and lower mutual fund average AUM.
•	The decrease in sub-advisory expense is a result of a decline in the assets included under our two sub-advisory relationships.

Six months ended June 30, 2019 compared to June 30, 2018. Distribution and other asset-based expenses were $31.9 million for the six months ended June 30, 2019, a decrease of $17.4 million, or 35.2%, from $49.3 million for the same period in 2018 due to the same factors as discussed above in the quarterly section.

General and Administrative

Three months ended June 30, 2019 compared to June 30, 2018. General and administrative expenses remained flat at $7.1 million for both the three months ended June 30, 2019 and 2018.

Six months ended June 30, 2019 compared to June 30, 2018.  For the six months ended June 30, 2019 and 2018, general and administrative expenses were $14.2 million and $16.1 million, respectively, for a year over year decrease of $1.9 million, or 12.2%. The decrease was mainly due to one-time expenses recognized in 2018 related to the initial public offering and concurrent debt refinancing.

Depreciation and Amortization

Three months ended June 30, 2019 compared to June 30, 2018.  Depreciation and amortization decreased by $0.6 million, or 11.3%, to $5.3 million for the three months ended June 30, 2019 from $5.9 million for the same period in 2018, as definite-lived intangible assets acquired in connection with the Compass Efficient Model Portfolios, LLC acquisition (the “CEMP Acquisition”) became fully amortized in 2018.

Six months ended June 30, 2019 compared to June 30, 2018. Depreciation and amortization decreased by $1.8 million, or 15.1%, to $10.5 million for the six months ended June 30, 2019 from $12.3 million for the same period in 2018, due to the same factors as discussed above regarding the CEMP Acquisition, as well as definite-lived intangible assets acquired in connection with the management-led buyout with Crestview GP became fully amortized in 2018.

Acquisition‑Related Costs

Three months ended June 30, 2019 compared to June 30, 2018.  Acquisition-related costs for the three months ended June 30, 2019 increased by $2.8 million from $0.0 million for the same period in 2018. The acquisition-related costs during the second quarter of 2019 were primarily due to the USAA AMCO Acquisition which closed on July 1, 2019.

Six months ended June 30, 2019 compared to June 30, 2018. Acquisition-related costs for the six months ended June 30, 2019 and 2018 were $5.6 million and $0.0 million, respectively, with the increase due to the same factors as discussed above in the quarterly section.

Restructuring and Integration Costs

Three months ended June 30, 2019 compared to June 30, 2018.  Restructuring and integration costs for the three months ended June 30, 2019 and 2018 were $1.8 million and $0.4 million, respectively, with the increase primarily due to severance costs recorded in the second quarter of 2019 related to the USAA AMCO Acquisition which closed on July 1, 2019.

Six months ended June 30, 2019 compared to June 30, 2018.  Restructing and integration costs were $1.8 million and $0.7 million, respectively, for the six months ended June 30, 2019 and 2018, with the increase due to the same factors as discussed above in the quarterly section.

Interest Income and Other Income/(Expense)

Three months ended June 30, 2019 compared to June 30, 2018. Interest income and other income/(expense) increased by $0.7 million from $0.0 million for the same period in 2018, as a result of higher yields on our money market accounts  and higher levels of excess cash.

Six months ended June 30, 2019 compared to June 30, 2018. For the six months ended June 30, 2019, interest income and other income/(expense) increased by $2.5 million from $0.0 million for the same period in 2018, primarily due to unrealized gains on deferred compensation plan investments and higher interest income, as discussed above in the quarterly section.

Interest Expense and Other Financing Costs

Three months ended June 30, 2019 compared to June 30, 2018. Interest expense and other financing costs were $4.5 million for the three months ended June 30, 2019, compared to $4.7 million for the same period in 2018 due to lower average debt balances.

Six months ended June 30, 2019 compared to June 30, 2018.  For the six months ended June 30, 2019 and 2018, interest expense and other financing costs were $9.1 million and $11.8 million, respectively, primarily due to the same factors as discussed above in the quarterly section.

Loss on Debt Extinguishment

Three months ended June 30, 2019 compared to June 30, 2018. The Company incurred no loss on debt extinguishment for the three months ended June 30, 2019 and 2018.

Six months ended June 30, 2019 compared to June 30, 2018. The refinancing of our debt in February 2018 resulted in a $6.1 million loss on debt extinguishment for the six months ended June 30, 2018, and no such losses incurred during the same period in 2019.

Income Tax Expense

Three months ended June 30, 2019 compared to June 30, 2018. The effective tax rate for the three months ended June 30, 2019 and 2018 was 23.7% and 25.3%, respectively. The decrease in the effective tax rate was primarily due to higher excess tax benefits on share-based compensation

Six months ended June 30, 2019 compared to June 30, 2018.  For the six months ended June 30, 2019 and 2018, the effective tax rate was 24.3% and 25.3%, respectively, due to the same factors as discussed above in the quarterly section. Refer to Note 8, Income Taxes, for further details on our income taxes.

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

The following table sets forth a reconciliation from GAAP financial measures to non-GAAP measures for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Reconciliation of non-GAAP financial measures:
Net income (GAAP)	$14,383	$18,675	$28,910	$29,199
Income tax expense	(4,478)	(6,311)	(9,285)	(9,868)
Income before income taxes	$18,861	$24,986	$38,195	$39,067
Interest expense(1)	3,613	4,229	7,466	12,323
Depreciation(2)	612	736	1,183	1,472
Other business taxes(3)	424	443	979	818
Amortization of acquisition-related intangible assets(4)	4,651	5,195	9,302	10,871
Stock-based compensation(5)	3,321	3,968	4,799	7,290
Acquisition, restructuring and exit costs(6)	4,575	560	7,352	1,078
Debt issuance costs(7)	366	361	730	7,063
Pre-IPO governance expenses(8)	—	(3)	—	138
Losses on equity method investments(9)	150	202	154	339
Adjusted EBITDA	$36,573	$40,677	$70,160	$80,459

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Reconciliation of non-GAAP financial measures:
Net income (GAAP)	$14,383	$18,675	$28,910	$29,199
Adjustments to reflect the operating performance of the Company:
i. Other business taxes(3)	424	443	979	818
ii. Amortization of acquisition-related intangible assets(4)	4,651	5,195	9,302	10,871
iii. Stock-based compensation(5)	3,321	3,968	4,799	7,290
iv. Acquisition, restructuring and exit costs(6)	4,575	560	7,352	1,078
v. Debt issuance costs(7)	366	361	730	7,063
vi. Pre-IPO governance expenses(8)	—	(3)	—	138
Tax effect of above adjustments(10)	(3,334)	(2,631)	(5,790)	(6,814)
Adjusted Net Income	$24,386	$26,568	$46,282	$49,643
Tax benefit of goodwill and acquired intangibles(11)	$3,361	$3,320	$6,722	$6,640

Adjustments made to GAAP Net Income to calculate Adjusted EBITDA and Adjusted Net Income, as applicable, are:

(1)	Adding back interest paid on debt and other financing costs, net of interest income.
(2)	Adding back depreciation on property and equipment.
(3)	Adding back other business taxes.
(4)	Adding back amortization expense on acquisition‑related intangible assets.
(5)

Adding back stock‑based compensation associated with equity awards issued from pools created in connection with the management‑led buyout and various acquisitions and as a result of equity grants related to the IPO.

(6)	Adding back direct incremental costs of acquisitions and the IPO, including restructuring costs.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Restructuring and integration costs	$1,788	$438	$1,788	$702
Interest income and other income/(expense)	—	114	—	114
General and administrative	—	13	—	267
Acquisition-related costs	2,787	(5)	5,564	(5)
Total acquisition, restructuring and exit costs	$4,575	$560	$7,352	$1,078

(7)	Adding back debt issuance cost expense.
(8)	Adding back pre‑IPO governance expenses paid to the Company’s private equity partners that terminated as of the completion of the IPO.
(9)	Adjusting for earnings/losses on equity method investments.
(10)	Subtracting an estimate of income tax expense applied to the sum of the adjustments above.
(11)

Represents the tax benefits associated with deductions allowed for intangible assets and goodwill generated from prior acquisitions in which we received a step-up in basis for tax purposes. Acquired intangible assets and goodwill may be amortized for tax purposes, generally over a 15-year period. The tax benefit from amortization on these assets is included to show the full economic benefit of deductions for all acquired intangible assets with a step-up in tax basis. Due to our acquisitive nature, tax deductions allowed on acquired intangible assets and goodwill provide us with a significant supplemental economic benefit.

Non-GAAP measures should be considered in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP. Our non-GAAP measures may differ from similar measures at other companies, even if similar terms are used to identify these measures.

Liquidity and Capital Resources

Our primary uses of cash relate to repayment of our debt obligations, funding of acquisitions and working capital needs, and beginning in the third quarter of 2019, payment of dividends, which are all expected to be met through cash generated from our operations and available capital resources. The following table shows our liquidity position as of June 30, 2019 and December 31, 2018.

	June 30,	December 31,
(in thousands)	2019	2018
Cash and cash equivalents	$23,410	$51,491
Accounts and other receivables	44,184	44,120
Undrawn commitment on revolving credit facility	100,000	100,000
Accounts and other payables	(51,438)	(50,578)

We manage our cash balances in order to fund our day-to-day operations. Our accounts receivable consist primarily of investment management fees that have been earned but not yet received from clients. Included in other receivables are income and other taxes receivable and amounts receivable from the funds. We perform a review of our receivables on a monthly basis to assess collectability. We maintained a $100.0 million revolving credit facility at June 30, 2019 and December 31, 2018 which had $100.0 million undrawn as of June 30, 2019 and December 31, 2018.

The Company placed $71.9 million of balance sheet cash in an escrow account on June 28, 2019 to be released upon closing of the USAA AMCO Acquisition on July 1, 2019, as partial payment of closing purchase price and costs related to the transaction and the 2019 Credit Agreement. Due to the limitations on the use of the escrowed funds, the $71.9 million was recorded in “Restricted cash” in the accompanying unaudited Condensed Consolidated Balance Sheets.

Debt Refinancing

On February 12, 2018, concurrently with the closing of the IPO, we entered into a credit agreement (the “2018 Credit Agreement”) under which we received seven-year term loans in an original aggregate principal amount of $360.0 million and established a five-year revolving credit facility (which was unfunded as of closing) with aggregate commitments of $50.0 million. On May 3, 2018, the Company signed an amendment to the 2018 Credit Agreement increasing the revolving credit facility from $50.0 million to $100.0 million.

A total of $80.0 million of the outstanding term loans under the 2018 Credit Agreement was repaid in 2018. No debt repayments were made in the six months ended June 30, 2019, as the Company accumulated cash to support financing acquisitions.

2019 Credit Agreement

Effective July 1, 2019, the Company completed the USAA AMCO Acquisition, pursuant to Amendment No. 1 to the Stock Purchase Agreement (the “Amendment”). The Amendment amended the Stock Purchase Agreement, dated November 6, 2018. The purchase price paid in cash at closing was financed using a combination of a new credit agreement (the “2019 Credit Agreement”) and the Company’s balance sheet resources. The 2019 Credit Agreement, dated as of July 1, 2019, was entered into among Victory, as borrower, the lenders from time to time party thereto and Barclays Bank PLC, as administrative agent and collateral agent, pursuant to which we obtained a seven-year term loan in an aggregate principal amount of $1.1 billion and established a five-year revolving credit facility (which was unfunded as of the closing date) with aggregate commitments of $100.0 million (with a $10.0 million sub-limit for the issuance of letters of credit). Amounts outstanding under the 2019 Credit Agreement bear interest at an annual rate equal to, at the option of the Company, either LIBOR (adjusted for reserves) plus a margin of 3.25% or an alternate base rate plus a margin of 2.25%.

Refer to Note 4, Acquisitions, to the accompanying financial statements for further details on the acquisition of the USAA Acquired Companies.

Termination of Harvest Purchase Agreement

Effective April 22, 2019, the Company, Harvest Volatility Management, LLC (“Harvest”) and the members of Harvest entered into an agreement (the “Harvest Termination Agreement”) to mutually terminate the Harvest purchase agreement entered into on September 21, 2018, and the associated debt commitment letter. Refer to Note 4, Acquisitions, to the accompanying financial statements for further details on the Harvest Termination Agreement.

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

Cash Flows

The following table is derived from our accompanying unaudited Condensed Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
(in thousands)	2019	2018
Net cash provided by operating activities	$49,278	$59,592
Net cash used in investing activities	(2,511)	(5,292)
Net cash used in financing activities	(2,938)	(52,013)

Operating Activites  – Cash provided by operating activities during the six months ended June 30, 2019 was $49.3 million, compared to $59.6 million of cash provided by operating activities for the same period in 2018. The $10.3 million decrease in cash provided by operating activities was primarily due to a $10.2 million decrease in certain non-cash items such as loss on debt extinguishment of $6.1 million, depreciation and amortization of $1.9 million, as well as an increase in unrealized appreciation on investments of $1.8 million.

Investing Activities – Cash used in investing activities during the six months ended June 30, 2019 was $2.5 million and consisted primarily of net trading activity of $1.6 million and $0.9 million of property and equipment purchases. For the six months ended June 30, 2018, cash used in investing activities was $5.3 million and consisted of $2.0 million of additional equity investments in Cerebellum Capital, LLC (“Cerebellum”), net trading activity of $2.0 million and $1.3 million of property and equipment purchases. The nature of our investment in Cerebellum, as well as our trading activites are further described in Note 2, Significant Accounting Policies, to the condensed consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Financing Activities  – Cash used in financing activities during the six months ended June 30, 2019 was $2.9 million and was mostly attributable to $3.5 million of repurchases of our Class A common stock, slightly offset by $0.7 million in net activity related to stock-based equity awards. For the same period in 2018, cash used in financing activities was $52.0 million and consisted of the repayment of $559.8 million of term loans under the credit agreement dated October 2014, partially offset by $359.1 million of proceeds under the credit agreement dated February 2018 and the generation of net IPO proceeds of $156.5 million.

Contractual Obligations

Effective July 1, 2019, we entered into the 2019 Credit Agreement in connection with our closing of the USAA AMCO Acquisition. In connection with our entry into the 2019 Credit Agreement, we repaid all indebtedness outstanding under the 2018 Credit Agreement dated as of February 12, 2018. The 2018 Credit Agreement and the credit documents entered in connection therewith were terminated on the closing date. For further discussion regarding the USAA AMCO Acquisition and related entry into and termination of credit agreements, refer to Note 4, Acquisitions, to the accompanying financial statements.

There were no other significant changes to our contractual obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2018.

Off‑Balance Sheet Arrangements

In connection with dividends declared in February 2017 and December 2017, holders of restricted stock awards that were unvested at the time such dividends were declared are entitled to be paid the dividends as and when the restricted stock vests. Holders of stock options that were unvested at the time the December 2017 dividend were declared are entitled to receive a cash bonus equivalent of the December 2017 dividend as and when their stock options vest. These amounts are not recorded as a liability until and unless the awards vest in accordance with their respective agreements. As of June 30,

2019, the cash bonuses and distributions related to the February 2017 and December 2017 dividends on unvested and outstanding restricted shares and options totaled $1.7 million.

Critical Accounting Policies and Estimates

Our financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates. Actual results will vary from these estimates. A discussion of our critical accounting policies and estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K. A complete description of our significant accounting policies is included in our Annual Report on Form 10-K. No changes have been made to these policies excepted as noted below.

On January 1, 2019, the Company adopted ASU 2014-09 and updated its revenue recognition accounting policies. Refer to Note 3, Revenue, to the accompanying financial statements for further details.

On January 1, 2019, Victory adopted ASU 2016-18, “Restricted Cash – Statement of Cash Flows” (“ASU 2016-18”). Refer to Note 2, Basis of Presentation and Significant Accounting Policies, for further discussion on the adoption of ASU 2016-18.

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

The value of our AUM was $64.1 billion at June 30, 2019. A 10% increase or decrease in the value of our AUM, if proportionately distributed over all of our strategies, products and client relationships, would cause an annualized increase or decrease in our revenues of approximately $39.7 million at our weighted-average fee rate of 62 basis points for the quarter ended June 30, 2019. Because of declining fee rates from larger relationships and differences in our fee rates across investment strategies, a change in the composition of our AUM, in particular, an increase in the proportion of our total AUM attributable to strategies, clients or relationships with lower effective fee rates, could have a material negative impact on our overall weighted-average fee rate. The same 10% increase or decrease in the value of our total AUM, if attributed entirely to a proportionate increase or decrease in the AUM of the Victory Funds, to which we provide a range of services in addition to those provided to institutional separate accounts, would cause an annualized increase or decrease in our revenues of approximately $50.0 million at the Victory Funds’ aggregate weighted-average fee rate of 78 basis points for the quarter ended June 30, 2019. If the same 10% increase or decrease in the value of our total AUM was attributable entirely to a proportionate increase or decrease in the assets of our institutional separate accounts, it would cause an annualized increase or decrease in our revenues of approximately $26.9 million at the weighted-average fee rate across all of our institutional separate accounts of 42 basis points for the quarter ended June 30, 2019.

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

We have not adopted a corporate-level risk management policy to manage this exchange rate risk. Assuming 9% of our AUM are invested in securities denominated in currencies other than the U.S. dollar and excluding the impact of any hedging arrangement, a 10% increase or decrease in the value of the U.S. dollar would decrease or increase the fair value of our AUM by approximately $577.0 million, which would cause an annualized increase or decrease in revenues of approximately $3.5 million at our weighted-average fee rate for the business of 61.0 basis points for the quarter ended June 30, 2019.

We operate in several foreign countries and incur operating expenses associated with these operations. In addition, we have revenue and revenue-sharing arrangements that are denominated in non-U.S. currencies. We do not believe foreign currency fluctuations materially affect our results of operations.

Interest Rate Risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. At June 30, 2019, we were exposed to interest rate risk as a result of the amounts outstanding under the 2018 Credit Agreement. Refer to Note 9, Debt, to the accompanying financial statements for a description of the amounts outstanding as of such date and the applicable interest rate.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) at June 30, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the quarter ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. The Company is not currently a party to any material legal proceedings.

Item 1A.  Risk Factors

For a discussion of our potential risks and uncertainties, see the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC and the information contained in this report. There have been no material changes to the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2018, except for the initiation of a quarterly cash dividend of $0.05 per share of our common stock, beginning in the third quarter of 2019. The declaration, payment and determination of the amount of our quarterly dividends may change at any time. In making decisions regarding our quarterly dividends, we consider general economic and business conditions, our strategic plans and prospects, our businesses and investment opportunities, our financial condition and operating results, working capital requirements and anticipated cash needs, contractual restrictions (including under the terms of our 2019 Credit Agreement) and legal, tax, regulatory and such other factors as we may deem relevant.

On June 5, 2019, the SEC adopted a package of rulemakings and interpretations, including Regulation Best Interest and the new Form CRS Relationship Summary (“Form CRS”) (collectively, the “Proposals”) which are intended to improve the retail investor experience and provide greater clarity and transparency regarding retail investors’ relationships with broker-dealers and investment advisers. Regulation Best Interest enhances the broker-dealer standard of conduct beyond existing suitability obligations and requires compliance with disclosure, care, conflict of interest and compliance obligations. Form CRS requires broker-dealers and registered investment advisers to provide a brief relationship summary to retail investors, including (i) the types of client and customer relationships and services we offer, (ii) the fees, costs, conflicts of interest and required standard of conduct associated with those relationships and services, (iii) whether we and any of our  financial professionals currently have reportable legal or disciplinary history; and (iv) how to obtain additional information about us. The Proposals must be complied with by June 30, 2020 and may result in increased compliance and operational costs.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer purchases of equity securities.

On May 22, 2018, our Board of Directors authorized the Company to repurchase up to an aggregate of $15.0 million of the Company’s Class A common stock. These repurchases may be made in privately negotiated transactions, through block trades, pursuant to open market purchases, or pursuant to any trading plan adopted in compliance with Rule 10b5-1. The manner, timing, share number and price, of the repurchases will be determined by the Company, subject to market conditions, applicable securities laws, alternative investment opportunities and other factors. The Board’s authorization does not obligate the Company to acquire any particular amount of Class A common stock, and may be modified, suspended or terminated at any time. The following table sets out information regarding purchases of equity securities by the Company for the three months ended June 30, 2019.

			Total Number of Shares	Approximate Dollar Value
	Total Number of	Average Price	of Class A Common	That May Yet Be Purchased
	Shares of Class A	Paid Per Share	Stock Purchased as Part of	Under Outstanding
	Common Stock	of Class A	Publicly Announced	Plans or Programs
Period	Purchased	Common Stock	Plans or Programs	(in millions)
April 1-30, 2019	—	$—	—	$5.6
May 1-31, 2019	25,613	17.60	25,613	5.2
June 1-30, 2019	87,684	17.07	87,684	3.7
Total	113,297	$17.19	113,297

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description
10.1	Amendment No. 1 to the Stock Purchase Agreement with USAA Investment Corporation and USAA Capital Corporation, dated as of June 28, 2019.
10.2	2019 Credit Agreement among the Company, the lenders from time to time party thereto and Barclays Bank PLC, dated as of July 1, 2019.
10.3	Third Amendment to the Victory Capital Management Inc. Deferred Compensation Plan, dated as of July 29, 2019.
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101

The following information formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2019 and 2018, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018, (v) Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2019 and 2018 and the three months ended June 30, 2019 and 2018 and (vi) Notes to Unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2019 and 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of August, 2019.

VICTORY CAPITAL HOLDINGS, INC.

By:	/s/ MICHAEL D. POLICARPO
	Name:	Michael D. Policarpo
	Title:	President, Chief Financial Officer and Chief Administrative Officer