Form 10-Q
period 2019-09-30
Victory Capital Holdings, Inc.
filed 2019-11-13
CIK 1570827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 001-38388

Victory Capital Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	32-0402956
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

15935 La Cantera Parkway, San Antonio, Texas	78256
(Address of principal executive offices)	(Zip Code)

(216) 898-2400

(Registrant’s telephone number, including area code)

4900 Tiedeman Road, 4th Floor, Brooklyn, Ohio 44144

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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share and Class B common stock, par value $0.01 per share, as of October 31, 2019 were 16,325,352 and 51,244,365 respectively.

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

Forward‑looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Although we believe the expectations reflected in the forward‑looking statements are reasonable, we can give no assurance that these expectations will prove to have been correct. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. Actual events, results and outcomes may differ materially from our expectations due to a variety of known and unknown risks, uncertainties and other factors. Although it is not possible to identify all of these risks and factors, they include, among others, the following; reductions in assets under management (“AUM”) based on investment performance, client withdrawals, difficult market conditions and other factors; the nature of our contracts and investment advisory agreements; our ability to maintain historical returns and sustain our historical growth; our dependence on third parties to market our strategies and provide products or services for the operation of our business; our ability to retain key investment professionals or members of our senior management team; our reliance on the technology systems supporting our operations; our ability to successfully acquire and integrate new companies; the concentration of our investments in long only small‑ and mid‑cap equity and U.S. clients; risks and uncertainties associated with non‑U.S. investments; our efforts to establish and develop new teams and strategies; the ability of our investment teams to identify appropriate investment opportunities; our ability to limit employee misconduct; our ability to meet the guidelines set by our clients; our exposure to potential litigation (including administrative or tax proceedings) or regulatory actions; our ability to implement effective information and cyber security policies, procedures and capabilities; our substantial indebtedness; the potential impairment of our goodwill and intangible assets; disruption to the operations of third parties whose functions are integral to our ETF platform; our determination that we are not required to register as an “investment company” under the 1940 Act; the fluctuation of our expenses; our ability to respond to recent trends in the investment management industry; the level of regulation on investment management firms and our ability to respond to regulatory developments; the competitiveness of the investment management industry; the dual class structure of our common stock; the level of control over us retained by Crestview Partners II GP, L.P. (“Crestview GP”); our status as an emerging growth company and a controlled company; our ability to integrate the USAA Asset Management Company (“USAA Adviser”) and the Victory Capital Transfer Agency, Inc. (“VCTA”), formally known as the USAA Transfer Agency Company d/b/a USAA Shareholder Account Services (together with USAA Adviser, the “USAA Acquired Companies”); and other risks and factors included, but not limited to, those listed under the caption “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2019, which is accessible on the SEC’s website at www.sec.gov.

In light of these risks, uncertainties and other factors, the forward‑looking statements contained in this report might not prove to be accurate. All forward‑looking statements speak only as of the date made and we undertake no obligation to update or revise publicly any forward‑looking statements, whether as a result of new information, future events or otherwise.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

Victory Capital Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except shares data)

	September 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$78,963	$51,491
Receivables	86,446	44,120
Prepaid expenses	4,606	2,664
Investments	16,993	13,320
Property and equipment, net	11,317	8,780
Goodwill	391,515	284,108
Other intangible assets, net	1,198,361	387,679
Other assets	3,441	9,349
Total assets	$1,791,642	$801,511

Liabilities and stockholders' equity
Accounts payable and accrued expenses	$102,078	$20,350
Accrued compensation and benefits	44,629	30,228
Consideration payable for acquisition of business	102,800	5,838
Deferred tax liability, net	9,522	6,212
Other liabilities	20,000	14,478
Long-term debt	1,005,928	268,857
Total liabilities	1,284,957	345,963

Stockholders' equity
Class A common stock, $0.01 par value per share: 2019 - 400,000,000 shares authorized, 17,806,125 shares issued and 16,413,700 shares outstanding; 2018 - 400,000,000 shares authorized, 15,280,833 shares issued and 14,424,558 shares outstanding	178	153
Class B common stock, $0.01 par value per share: 2019 - 200,000,000 shares authorized, 53,684,006 shares issued and 51,283,669 shares outstanding; 2018 - 200,000,000 shares authorized, 55,284,408 shares issued and 53,137,428 shares outstanding	537	553
Additional paid-in capital	617,469	604,401
Class A treasury stock, at cost: 2019 - 1,392,425 shares; 2018 - 856,275 shares	(16,440)	(8,045)
Class B treasury stock, at cost: 2019 - 2,400,337 shares; 2018 - 2,146,980 shares	(26,161)	(21,719)
Accumulated other comprehensive loss	(45)	(86)
Retained deficit	(68,853)	(119,709)
Total stockholders' equity	506,685	455,548
Total liabilities and stockholders' equity	$1,791,642	$801,511

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue
Investment management fees	$155,406	$92,525	$307,859	$270,653
Fund administration and distribution fees	59,574	15,557	85,960	46,792
Total revenue	214,980	108,082	393,819	317,445

Expenses
Personnel compensation and benefits	55,556	38,027	125,599	111,970
Distribution and other asset-based expenses	57,202	24,269	89,151	73,557
General and administrative	17,654	6,951	31,828	23,095
Depreciation and amortization	7,768	5,574	18,253	17,917
Change in value of consideration payable for acquisition of business	—	—	(14)	(4)
Acquisition-related costs	16,386	1,451	21,950	1,446
Restructuring and integration costs	4,841	—	6,629	702
Total operating expenses	159,407	76,272	293,396	228,683

Income from operations	55,573	31,810	100,423	88,762

Other income (expense)
Interest income and other income/(expense)	2,742	(200)	5,231	(229)
Interest expense and other financing costs	(16,856)	(4,458)	(26,000)	(16,256)
Loss on debt extinguishment	(7,409)	—	(7,409)	(6,058)
Total other income (expense), net	(21,523)	(4,658)	(28,178)	(22,543)

Income before income taxes	34,050	27,152	72,245	66,219

Income tax expense	(8,058)	(6,562)	(17,343)	(16,430)

Net income	$25,992	$20,590	$54,902	$49,789

Earnings per share of common stock
Basic	$0.38	$0.30	$0.81	$0.76
Diluted	$0.35	$0.29	$0.75	$0.71

Weighted average number of shares outstanding
Basic	67,724	67,972	67,610	65,817
Diluted	73,671	71,864	73,300	70,168

Dividends declared per share of common stock	$0.05	$—	$0.05	$—

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$25,992	$20,590	$54,902	$49,789

Other comprehensive income (loss), net of tax
Net unrealized gain on available-for-sale securities	—	22	—	34
Net unrealized loss on foreign currency translation	(25)	(6)	(21)	(35)
Total other comprehensive (loss) income, net of tax	(25)	16	(21)	(1)

Comprehensive income	$25,967	$20,606	$54,881	$49,788

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(In thousands)

						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-In	Comprehensive	Retained
	Class A	Class B	Class A	Class B	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2018	$153	$553	$(8,045)	$(21,719)	$604,401	$(86)	$(119,709)	$455,548
Issuance of common stock	—	—	—	—	13	—	—	13
Share conversion - Class B to A	4	(4)	—	—	—	—	—	—
Repurchase of shares	—	—	(1,344)	—	—	—	—	(1,344)
Shares withheld related to net settlement of equity awards	—	—	—	(318)	—	—	—	(318)
Exercise of options	—	1	—	—	220	—	—	221
Cumulative effect of adoption of ASU 2016-01 and 2018-02	—	—	—	—	—	62	(62)	—
Other comprehensive income/(loss)	—	—	—	—	—	12	—	12
Share-based compensation	—	—	—	—	1,547	—	—	1,547
Dividends paid	—	—	—	—	—	—	(41)	(41)
Net income	—	—	—	—	—	—	14,527	14,527
Balance, March 31, 2019	157	550	(9,389)	(22,037)	606,181	(12)	(105,285)	470,165
Issuance of common stock	—	—	—	—	16	—	—	16
Share conversion - Class B to A	8	(8)	—	—	—	—	—	—
Repurchase of shares	—	—	(1,948)	—	—	—	—	(1,948)
Shares withheld related to net settlement of equity awards	—	—	—	(123)	—	—	—	(123)
Exercise of options	—	2	—	—	733	—	—	735
Other comprehensive income/(loss)	—	—	—	—	—	(8)	—	(8)
Share-based compensation	—	—	—	—	3,755	—	—	3,755
Dividends paid	—	—	—	—	—	—	(24)	(24)
Net income	—	—	—	—	—	—	14,383	14,383
Balance, June 30, 2019	165	544	(11,337)	(22,160)	610,685	(20)	(90,926)	486,951
Issuance of common stock	—	—	—	—	15	—	—	15
Share conversion - Class B to A	13	(13)	—	—	—	—	—	—
Repurchase of shares	—	—	(5,103)	—	—	—	—	(5,103)
Shares withheld related to net settlement of equity awards	—	—	—	(4,001)	—	—	—	(4,001)
Vesting of restricted share grants	—	1			(1)	—	—	—
Exercise of options	—	5	—	—	1,956	—	—	1,961
Other comprehensive income/(loss)	—	—	—	—	—	(25)	—	(25)
Share-based compensation	—	—	—	—	4,814	—	—	4,814
Dividends paid - $0.05 per share	—	—	—	—	—	—	(3,919)	(3,919)
Net income	—	—	—	—	—	—	25,992	25,992
Balance, September 30, 2019	$178	$537	$(16,440)	$(26,161)	$617,469	$(45)	$(68,853)	$506,685

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(In thousands)(continued)

								Accumulated
							Additional	Other
	Common Stock			Treasury Stock			Paid-In	Comprehensive	Retained
	Class A	Class B	Pre-IPO	Class A	Class B	Pre-IPO	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2017	$—	$—	$572	$—	$—	$(20,899)	$435,334	$64	$(183,888)	$231,183
Issuance of Class A common stock, net of underwriter discount	128	—	—	—	—	—	156,421	—	—	156,549
Class A common stock offering costs	—	—	—	—	—	—	(4,561)	—	—	(4,561)
Redesignation of common stock	—	572	(572)	—	(20,899)	20,899	—	—	—	—
Share conversion - Class B to A	1	(1)	—	—	—	—	—	—	—	—
Exercise of options	—	—	—	—	—	—	12	—	—	12
Fractional shares retired	—	—	—	—	—	—	(2)	—	—	(2)
Cumulative effect of adoption of ASU 2016-09	—	—	—	—	—	—	512	—	1,306	1,818
Other comprehensive income/(loss)	—	—	—	—	—	—	—	34	—	34
Share-based compensation	—	—	—	—	—	—	3,322	—	—	3,322
Dividends paid	—	—	—	—	—	—	—	—	(53)	(53)
Net income	—	—	—	—	—	—	—	—	10,524	10,524
Balance, March 31, 2018	129	571	—	—	(20,899)	—	591,038	98	(172,111)	398,826
Class A common stock offering costs	—	—	—	—	—	—	5	—	—	5
Share conversion - Class B to A	1	(1)	—	—	—	—	—	—	—	—
Repurchase of shares	—	—	—	(720)	—	—	—	—	—	(720)
Other comprehensive income/(loss)	—	—	—	—	—	—	—	(51)	—	(51)
Share-based compensation	—	—	—	—	—	—	4,148	—	—	4,148
Dividends paid	—	—	—	—	—	—	—	—	(144)	(144)
Net income	—	—	—	—	—	—	—	—	18,675	18,675
Balance, June 30, 2018	130	570	—	(720)	(20,899)	—	595,191	47	(153,580)	420,739
Class A common stock offering costs	—	—	—	—	—	—	3	—	—	3
Share conversion - Class B to A	18	(18)	—	—	—	—	—	—	—	—
Repurchase of shares	—	—	—	(2,822)	—	—	—	—	—	(2,822)
Shares withheld related to net settlement of equity awards	—	—	—	—	(820)	—	—	—	—	(820)
Vesting of restricted share grants	—	2	—	—	—	—	(2)	—		—
Exercise of options	—	2	—	—	—	—	667	—		669
Shares issued under 2018 ESPP	—	—	—	—	—	—	12	—		12
Other comprehensive income/(loss)	—	—	—	—	—	—	—	16	—	16
Share-based compensation	—	—	—	—	—	—	4,004	—	—	4,004
Dividends paid	—	—	—	—	—	—	—	—	(497)	(497)
Net income	—	—	—	—	—	—	—	—	20,590	20,590
Balance, September 30, 2018	$148	$556	$—	$(3,542)	$(21,719)	$—	$599,875	$63	$(133,487)	$441,894

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net income	$54,902	$49,789
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	3,310	4,951
Depreciation and amortization	18,253	17,917
Deferred financing costs and accretion expense	2,612	2,270
Stock-based and deferred compensation	13,928	14,518
Change in fair value of contingent consideration obligations	(14)	(4)
Loss on other receivable	—	309
Unrealized appreciation on investments	(1,409)	(261)
Net (gain) loss on equity method investment	(2,683)	506
Loss on debt extinguishment	7,409	6,058
Changes in operating assets and liabilities:
Receivables	(11,366)	5,370
Prepaid expenses	(1,955)	(44)
Other assets	(43)	158
Accounts payable and accrued expenses	74,713	(2,687)
Accrued compensation and benefits	8,501	857
Other liabilities	1,527	190
Net cash provided by operating activities	167,685	99,897

Cash flows from investing activities
Purchases of property and equipment	(2,920)	(1,742)
Purchases of trading securities	(4,606)	(3,557)
Sales of trading securities	2,342	644
Purchases of available-for-sale securities	(104)	—
Sales of available-for-sale securities	104	—
Equity method investment	—	(3,000)
Sale of equity method investment	10,572	—
Acquisition of business	(851,276)	—
Net cash used in investing activities	(845,888)	(7,655)

Cash flows from financing activities
Issuance of Class A common stock, net of underwriter discount	44	156,561
Payment of Class A common stock deferred offering costs	—	(4,287)
Issuance of Class B common stock from exercise of stock options	2,917	679
Repurchase of common stock	(9,342)	(3,681)
Payments of taxes related to net share settlement of equity awards	(3,497)	(510)
Proceeds from long-term senior debt	1,088,503	359,100
Payment of debt financing fees	(19,820)	(2,507)
Repayment of long-term senior debt	(343,000)	(579,750)
Repayment of promissory note	(96)	(431)
Payment of dividends	(3,984)	(694)
Payment of consideration for acquisition	(6,017)	(4,448)
Net cash provided by (used in) financing activities	705,708	(79,968)

Effect of changes of foreign exchange rate on cash and cash equivalents	(33)	(56)

Net increase in cash and cash equivalents	27,472	12,218
Cash and cash equivalents, beginning of period	51,491	12,921
Cash and cash equivalents, end of period	$78,963	$25,139

Supplemental cash flow information
Cash paid for interest	$8,216	$13,775
Cash paid for income taxes	9,540	11,709

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

On and effective July 1, 2019, the Company completed the acquisition (the “USAA AMCO Acquisition”) of USAA Adviser and Victory Capital Transfer Agency, Inc. (“VCTA”), formally known as the USAA Transfer Agency Company d/b/a USAA Shareholder Account Services. VCTA is registered with the SEC. The USAA AMCO Acquisition includes USAA’s mutual fund and exchange traded fund (“ETF”) businesses and its 529 College Savings Plan (collectively, the “USAA Mutual Fund Business”). Refer to Note 4, Acquisitions, to the accompanying unaudited condensed consolidated financial statements (the “accompanying financial statements”) for further details on the acquisition.

VCM is a registered investment adviser managing assets through open-end mutual funds, separately managed accounts, unified management accounts, ETFs, collective trust funds, wrap separate account programs and UCITs. VCM also provides mutual fund administrative services for the Victory Portfolios, Victory Variable Insurance Funds, Victory Institutional Funds and the mutual fund series of the Victory Portfolios II (collectively, the “Victory Funds”), a family of open-end mutual funds, the VictoryShares (the Company’s ETF brand), as well as the USAA Mutual Fund Business, which includes the USAA Mutual Fund Trust, a family of open-end mutual funds (the “USAA Funds”). Additionally, VCM employs all of the Company’s United States investment professionals across its Franchises and Solutions, which are not separate legal entities. VCA is registered with the SEC as an introducing broker-dealer and serves as distributor and underwriter for the Victory Funds and USAA Funds.

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

In the opinion of management, the accompanying financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the financial condition, results of operations, and cash flows for the interim periods presented. Operating results for the three and nine month period ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

Restructuring and Integration Costs

In connection with business combinations, asset purchases and changes in business strategy, the Company incurs costs integrating investment platforms, products and personnel into existing systems, processes and service provider arrangements and restructuring the business to capture operating expense synergies. These costs include severance‑related expenses related to one‑time benefit arrangements, contract termination expense and integration costs, which are recorded in “Restructuring and integration costs” in the accompanying unaudited Condensed Consolidated Statements of Operations.

The following table presents the rollforward of restructuring and integration liabilities for the three months and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Liability balance, beginning of period	$1.5	$0.5	$0.1	$0.1
Severance expense
USAA AMCO Acquisition	3.7	—	5.2	—
Other	—	—	—	0.7
Contract termination expense	0.1	—	0.1	—
Integration costs	1.0	—	1.3	—
Restructuring and integration costs	4.8	—	6.6	0.7
Settlement of liabilities	(4.4)	(0.2)	(4.8)	(0.5)
Liability balance, end of period	$1.9	$0.3	$1.9	$0.3
Accrued expenses	$1.9	$0.3	$1.9	$0.3
Other liabilities	—	—	—	—
Liability balance, end of period	$1.9	$0.3	$1.9	$0.3

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

•

Restricted Cash – Statement of Cash Flows: We early adopted ASU 2016-18 which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. When restricted cash is presented separately from cash and cash equivalents on the balance sheet, a reconciliation is required between the amounts presented on the statement of cash flows and the balance sheet, as well as a disclosure of information about the nature of the restrictions. We did not have restricted cash at September 30, 2019. Victory historically does not maintain or designate cash as restricted cash, however at June 30, 2019, we placed $71.9 million of balance sheet cash in an escrow account related to the USAA AMCO Acquisition that closed on July 1, 2019. The funds were released from the escrow account on July 1, 2019.

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

We are currently assessing and evaluating our portfolio of active real estate leases and surveying our business for other leases. As outlined in our Annual Report on Form 10-K for the year ended December 31, 2018, we have approximately $17.0 million in undiscounted, future minimum cash commitments under operating leases. Subsequent to September 30, 2019, we relocated our Corporate headquarters for the global investment management business from Brooklyn, Ohio to San Antonio, Texas. The undiscounted, future minimum cash commitments related to the new San Antonio lease is approximately $12.0 million. We do not expect the adoption of the New Lease Standard to have a material effect on our consolidated balance sheets and results of operations.

NOTE 3. Revenue RECOGNITION

In accordance with the new revenue recognition standard requirements, the following table disaggregates our revenue by type and product:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Investment management fees
Mutual funds (Victory/USAA Funds)	$125,928	$64,926	$228,855	$191,391
ETFs (VictoryShares)	3,116	2,457	7,172	6,523
Separate accounts and other vehicles	26,512	24,232	72,379	71,225
Performance-based fees
Separate accounts and other vehicles	(150)	910	(547)	1,514
Total investment management fees	$155,406	$92,525	$307,859	$270,653

Fund administration and distribution fees
Administration fees
Mutual funds (Victory/USAA Funds)	$30,098	$5,880	$40,734	$17,069
ETFs (VictoryShares)	378	278	924	667
Distribution fees
Mutual funds (Victory/USAA Funds)	7,674	9,399	22,878	29,056
Transfer agent fees
Mutual funds (USAA Funds)	21,424	—	21,424	—
Total fund administration and distribution fees	$59,574	$15,557	$85,960	$46,792

Total revenue	$214,980	$108,082	$393,819	$317,445

Beginning on January 1, 2019, and as a result of adopting ASU 2014-09, fund expense reimbursements are presented as a reduction of investment management fees. This change in presentation reduced revenue, and operating expenses, by $5.2 million and $13.4 million, respectively for the three and nine months ended September 30, 2019.

The following table presents balances of receivables:

(in thousands)	September 30, 2019	December 31, 2018
Customer receivables
Mutual funds (Victory/USAA Funds)	$61,348	$21,025
ETFs (VictoryShares)	1,271	909
Separate accounts and other vehicles	23,170	19,199
Receivables from contracts with customers	85,789	41,133
Non-customer receivables	657	2,987
Total receivables	$86,446	$44,120

Revenue

The Company’s revenue includes fees earned from providing;

•	investment management services,
•	fund administration services,
•	fund transfer agent services, and
•	fund distribution services.

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

Investment management, fund administration and fund distribution fees are generally considered variable consideration as they are typically calculated as a percentage of AUM. Fund transfer agent fees are also considered variable consideration as they are calculated as a percentage of AUM or based on the number of accounts in the fund. In such cases, the amount of fees earned is subject to factors outside of the Company’s control including customer or underlying investor contributions and redemptions and financial market volatility. These fees are considered constrained and are excluded from the transaction price until the asset values or number of accounts on which the customer is billed are calculated and the value of consideration is measurable.

The timing of when the Company bills its clients and related payment terms varies in accordance with the agreed upon contractual terms. Clients are generally billed after the service is performed which results in the recording of accounts receivable and accrued revenue. Deferred revenue is recorded in situations where a client is billed in advance.

The Company has contractual arrangements with third parties to provide certain advisory, administration, transfer agent and distribution services. Management considers whether we are acting as the principal service provider or as an agent to determine whether revenue should be recorded based on the gross amount payable by the customer or net of payments to third-party service providers, respectively. Victory is considered a principal service provider if we control the service that is transferred to the customer. We are considered an agent when we arrange for the service to be provided by another party and do not control the service.

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

The Company may waive certain fees for investment management services provided to the Victory Funds, USAA Funds and VictoryShares and may subsidize certain share classes of the Victory Funds, USAA Funds and VictoryShares to ensure that specified operating expenses attributable to such share classes do not exceed a specified percentage. These waivers and reimbursements reduce the transaction price allocated to investment management services and are recognized as a reduction to investment management fees revenue. The amounts due to the Victory Funds, USAA Funds and VictoryShares for waivers and expense reimbursements represent consideration payable to customers, which is recorded in “Accounts payable and accrued expenses” in the accompanying unaudited Condensed Consolidated Balance Sheets, and no distinct services are received in exchange for these payments.

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

Fund Administration Fees

The Company recognizes fund administration fees as revenue using a time-based output measure to measure progress. Fund administration fees are determined based on the contractual rate applied to average daily net assets of the Victory Funds, USAA Funds and VictoryShares for which administration services are provided. Revenue is recorded on a monthly basis when the value of consideration is measured using actual average daily net assets and constraints are removed.

The Company has contractual arrangements with a third party to provide certain sub-administration services. We are the primary obligor under the contracts with the Victory Funds, USAA Funds and VictoryShares and have the ability to select the service provider and establish pricing. As a result, fund administration fees and sub-administration expenses are recorded on a gross basis.

Fund Transfer Agent Fees

The Company recognizes fund transfer agent fees as revenue using a time-based output measure to measure progress. Fund transfer agent fees are determined based on the contractual rate applied to either the average daily net assets of the USAA Funds for which transfer agent services are provided or number of accounts in the USAA Funds. Revenue is recorded on a monthly basis when the value of consideration is measured using actual average daily net assets or actual number of accounts and constraints are removed.

The Company has contractual arrangements with a third party to provide certain sub-transfer agent services. We are the primary obligor under the contracts with the USAA Funds and have the ability to select the service provider and establish pricing. As a result, fund transfer agent fees and sub-transfer agent expenses are recorded on a gross basis.

Fund Distribution Fees

VCA receives compensation for sales and sales-related services promised under distribution contracts with the Victory Funds and USAA Funds. Revenue is measured in an amount that reflects the consideration to which VCA expects to be entitled in exchange for providing distribution services. Distribution fees are generally calculated as a percentage of average net assets in the Victory Funds and USAA Funds. VCA’s performance obligation is satisfied at the point in time when control of the services is transferred to customers, which is upon investor subscription or redemption.

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

VCA has contractual arrangements with third parties to provide certain distribution services. VCA is the primary obligor under the contracts with the Victory Funds and USAA Funds and has the ability to select the service provider and establish pricing. Substantially all of VCA’s revenue is recorded gross of payments made to third parties.

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

Valuation of Assets Under Management

The fair value of assets under management of the Victory Funds, USAA Funds (added this quarter) and VictoryShares is primarily determined using quoted market prices or independent third party pricing services or broker price quotes. In limited circumstances, a quotation or price evaluation is not readily available from a pricing service. In these cases, pricing is determined by management based on a prescribed valuation process that has been approved by the directors/trustees of the sponsored products. The same prescribed valuation process is used to price securities in separate accounts and other vehicles for which a quotation or price evaluation is not readily available from a pricing service. For the periods presented, a de minimis amount of the AUM was priced in this manner.

NOTE 4. ACQUISITIONS

USAA AMCO Acquisition

On and effective July 1, 2019, the Company completed the acquisition (the “USAA AMCO Acquisition”) of the USAA Acquired Companies, which includes USAA’s Mutual Fund and ETF businesses and its 529 College Savings Plan (collectively, the “USAA Mutual Fund Business”), as amended by Amendment No. 1 (the “Amendment”) to the stock purchase agreement (the “Stock Purchase Agreement”). The Amendment amended the Stock Purchase Agreement entered into on November 6, 2018 between the Company, USAA Investment Corporation, and for certain limited purposes, USAA Capital Corporation. The assets acquired and liabilities assumed and the results of the USAA Acquired Companies’ operations are reflected in the accompanying financial statements from the closing date of July 1, 2019.

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

Purchase Price

The Company purchased 100% of the outstanding common stock of the USAA Acquired Companies. Total consideration was $954.1 million, comprised of $851.3 million of cash paid at closing (which included restricted cash of $71.9 million) and $102.8 million in contingent consideration due to sellers. The purchase price is subject to certain post-closing adjustments. A maximum of $150.0 million ($37.5 million per year) in contingent payments is payable to sellers based on the annual revenue of USAA Adviser attributable to all “non-managed money”-related AUM in each of the first four years following the closing. To receive any contingent payment in respect of “non-managed money”-related assets for a given year, annual revenue from “non-managed money”-related assets must be at least 80% of the revenue run-rate (as calculated under the Stock Purchase Agreement) of the USAA Adviser’s “non-managed money”-related assets under management as of the Closing, and to achieve the maximum contingent payment for a given year, such annual revenue must total at least 100% of that Closing revenue run-rate. Annual contingent payments in respect of “non-managed money”-related assets are subject to certain “catch-up” provisions set forth in the USAA Stock Purchase Agreement.

The Company accounted for the acquisition in accordance with ASC 805, Business Combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of the USAA AMCO Acquisition. Given the timing of this transaction and complexity of the purchase accounting, our estimate of the fair value adjustment specific to the acquired intangible assets and final tax position is preliminary. We intend to finalize the accounting for these items as soon as reasonably possible and may adjust the preliminary purchase price allocation, as necessary, during the measurement period of up to one year after the closing date as we obtain more information as to facts and circumstances existing as of the acquisition date.

The excess purchase price over the estimated fair values of assets acquired and liabilities assumed of $107.4 million was recorded to “Goodwill” in the accompanying unaudited Condensed Consolidated Balance Sheets, all of which is expected to be deductible for tax purposes. The goodwill arising from the acquisition primarily results from expected future earnings and cash flows, as well as the synergies created by the integration of the USAA Acquired Companies within our organization. The following table summarizes the estimated amounts of identified acquired assets and liabilities assumed as of the acquisition date:

(in thousands)
Cash and cash equivalents	$17,473
Receivables	30,359
Other intangible assets, net	827,070
Goodwill	107,407
Accounts payable and accrued expenses	(4,853)
Accrued compensation and benefits	(5,907)
Payable to members and custodians	(17,473)
Total purchase price consideration	$954,076

The following table summarizes the change in the goodwill balance from December 31, 2018 to September 30, 2019:

(in thousands)	As of September 30, 2019
Balance, beginning of period	$284,108
Goodwill recorded in acquisition	107,407
Balance, end of period	$391,515

In connection with the allocation of the purchase price, we identified intangible assets with an estimated fair value of $827.1 million ($787.6 million indefinite-lived and $39.5 million definite-lived).

The following table summarizes additional information for the intangible assets acquired:

		Weighted-Average
		Estimated Useful
(in thousands)	Estimated	Life in Years
Indefinite-Lived
Investment advisory and administration service contracts	$786,800	Indefinite
Distribution services contract	800	Indefinite
Total	787,600

Definite-Lived
Use of tradename	39,100	4
Lease	370	8
Total	39,470

Total intangible assets	$827,070

USAA Acquired Companies

For the three months ended September 30, 2019, the Company incurred $4.8 million in restructuring and integration costs associated with the USAA AMCO Acquisition.

Revenue of the USAA Acquired Companies subsequent to the effective closing date of July 1, 2019 within the three months ended September 30, 2019, was as follows:

Three Months Ended
(in millions)	September 30, 2019
Revenue	$121.3

The Company’s consolidated financial statements for the three months ended September 30, 2019 include the operating results of the USAA Acquired Companies. The historical consolidated financial information of Victory and the USAA Acquired Companies have been adjusted to give effect to pro forma events that are directly attributable to the transaction, factually supportable and expected to have continuing impact on the combined results. These amounts have been calculated after adjusting the results of the USAA Acquired Companies to reflect additional interest expense and income taxes as well as intangible asset amortization that would have been expensed assuming the fair value adjustments had been applied on January 1, 2018. In addition, Victory’s and the USAA Acquired Companies’ results were adjusted to remove incentive compensation, legal fees and mutual fund proxy costs directly attributable to the acquisition.

The following Unaudited Pro Forma Condensed Combined Statements of Operations are provided for illustrative purposes only and assume that the acquisition occurred on January 1, 2018. This unaudited information should not be relied upon as indicative of historical results that would have been obtained if the acquisition had occurred on that date, nor of the results that may be obtained in the future.

	Three Months Ended	Nine Months Ended	Nine Months Ended
(in thousands, except per share amount)	September 30, 2018	September 30, 2019	September 30, 2018
Revenue	$233,531	$632,886	$689,615
Net income	23,391	76,547	58,943

Earnings per share of common stock
Basic	$0.34	$1.13	$0.90
Diluted	$0.33	$1.04	$0.84

Weighted average number of shares outstanding
Basic	67,972	67,610	65,817
Diluted	71,864	73,300	70,168

New Credit Agreement

The purchase price paid in cash at closing was financed using a combination of the 2019 Credit Agreement and the Company’s balance sheet resources. The 2019 Credit Agreement, dated as of July 1, 2019, was entered into among Victory, as borrower, the lenders from time to time party thereto and Barclays Bank PLC, as administrative agent and collateral agent, pursuant to which we obtained a seven-year term loan in an aggregate principal amount of $1.1 billion and established a five-year revolving credit facility (which was unfunded as of the closing date) with aggregate commitments of $100.0 million (with a $10.0 million sub-limit for the issuance of letters of credit). Amounts outstanding under the 2019 Credit Agreement bear interest at an annual rate equal to, at the option of the Company, either London Interbank Offered Rate (“LIBOR”) (adjusted for reserves) plus a margin of 3.25% or an alternate base rate plus a margin of 2.25%. Refer to Note 9, Debt, to the accompanying financial statements for further details on the 2019 Credit Agreement.

Termination of Previous Credit Agreeement

In connection with our entry into the 2019 Credit Agreement, we repaid all indebtedness outstanding under the previous credit agreement dated as of February 12, 2018. The previous credit agreement and the credit documents entered in connection therewith were terminated on the closing date.

CEMP Acquisition

Under the terms of the Compass Efficient Model Portfolios, LLC acquisition (the “CEMP Acquisition”), we pay cash related to base payments and contingent earnouts annually following each of the first four anniversaries of the CEMP Acquisition. During the three and nine months ended September 30, 2019, we paid the fourth and final payment of $6.0 million in cash to the sellers.

Acquisition-Related Costs

Costs related to acquisitions are summarized below and include legal and filing fees, advisory services, mutual fund proxy voting costs and other one-time expenses related to the transactions. These costs are included in “Acquisition-related costs” in the accompanying unaudited Condensed Consolidated Statements of Operations.

	Acquisition-related costs
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
USAA AMCO Acquisition	$16,235	$592	$21,043	$592
Harvest Acquisition	151	859	895	859
Other	—	—	12	(5)
Total acquisition-related costs	$16,386	$1,451	$21,950	$1,446

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

As of September 30, 2019, the Company had $102.8 million in contingent consideration arrangement liabilities that were measured at fair value on a recurring basis. These liabilities represent the USAA AMCO Acquisition earn-out payment liability, which is included in “Consideration payable for acquisition of business” in the accompanying unaudited Condensed Consolidated Balance Sheets. Refer to Note 4, Acquisitions, for further details related to the contingent consideration arrangement.

Significant unobservable inputs for the option pricing model used to determine the fair value of the USAA AMCO Acquisition earn-out payment liabilities include discount rates and non-managed money net revenue growth assumptions. The discount rate used, which is based on the Company’s pre-tax cost of debt, was 7%. Non-managed money net revenue growth assumptions were 2-3% per year. Changes in the fair value of the liability, realized or unrealized, are recorded in earnings and are included in “Change in value of consideration payable for acquisition of business” in the accompanying unaudited Condensed Consolidated Statements of Operations.

(in thousands)	Contingent Consideration Liabilities
Balance, December 31, 2018	$716
CEMP change in fair value measurement	(14)
CEMP year 4 earn-out payment	(702)
USAA AMCO Acquisition earn-out payments	102,800
Balance, September 30, 2019	$102,800

There were no transfers between any of the Level 1, 2 and 3 categories in the fair value measurement hierarchy from December 31, 2018 to September 30, 2019. The Company recognizes transfers at the end of the reporting period.The net carrying values of cash and cash equivalents, restricted cash, receivables and accounts payable and accrued expenses approximate fair value due to the short-term nature of these assets and liabilities. The carrying amount of the Company’s long-term debt at September 30, 2019 approximates fair value. Level 2 inputs are utilized to determine the fair value of the Company’s long-term debt. The fair value of investments measured using the net asset value practical expedient at September 30, 2019 and December 31, 2018 totaled $17.0 million and $13.3 million, respectively.

NOTE 6.  Related-Party Transactions

The Company considers certain funds that it manages, including the Victory Funds, the USAA Funds, the VictoryShares and collective trust funds that it sponsors (the “Victory Collective Funds”), to be related parties as a result of our advisory relationship.

The Company receives investment management, administrative, distribution and compliance fees in accordance with contracts that VCM and VCA have with the Victory Funds and the USAA Funds. The Company also receives investment management fees from the VictoryShares and Victory Collective Funds under VCM’s advisory contracts with these funds and administrative fees under VCM’s administration contract with the VictoryShares. In addition, the Company receives transfer agent fees in accordance with a contract that VCTA has with the USAA Funds.

During the third quarter of 2019, the Company invested a portion of its balance sheet cash in the USAA Treasury Money Market Fund and earns interest on the amount invested in this fund.

Under the terms of monitoring agreements with affiliates of two shareholders of the Company, the Company paid fees for monitoring services, which are included in “General and administrative” in the accompanying unaudited Condensed Consolidated Statements of Operations. These monitoring agreements terminated upon the completion of the IPO.

Balances and transactions involving related parties included in the accompanying unaudited Condensed Consolidated Balance Sheets and accompanying unaudited Condensed Consolidated Statements of Operations are summarized below. Included in cash and cash equivalents is cash held in the USAA Treasury Money Market Fund. Included in receivables (fund administration and distribution fees) are amounts due from the Victory Funds and USAA Funds for compliance services and amounts due from the USAA Funds for transfer agent services. Included in revenue (fund administration and distribution fees) are amounts earned for compliance services and transfer agent services. Realized and unrealized gains and losses and dividend income on investments in the Victory Funds classified as available-for-sale securities and investments in the Victory Funds and USAA Funds classified as trading securities and interest income on investments in the USAA Treasury Money Market Fund are recorded in “Interest income and other income/(expense)” in the accompanying unaudited Condensed Consolidated Statements of Operations. Amounts due to the Victory Funds, USAA Funds and VictoryShares for waivers of investment management fees and reimbursements of fund operating expenses are included in “Accounts payable and accrued expenses” in the accompanying unaudited Condensed Consolidated Balance Sheets and represent consideration payable to customers. Included in other liabilities at December 31, 2018 is the remaining amount payable for a promissory note for amounts due upon repurchase of Company common stock from a shareholder.

(in thousands)	September 30, 2019	December 31, 2018
Related party assets
Cash and cash equivalents	$10,025	$—
Receivables (investment management fees)	45,044	19,612
Receivables (fund administration and distribution fees)	18,938	3,153
Investments (available-for-sale securities, fair value)	698	601
Investments (trading securities, fair value)	15,943	12,343
Total	$90,648	$35,709

Related party liabilities
Accounts payable and accrued expenses (fund reimbursements)	$6,073	$2,300
Other liabilities (promissory note)	—	96
Total	$6,073	$2,396

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Related party revenue
Investment management fees (1)	$130,361	$68,386	$239,869	$200,728
Fund administration and distribution fees	59,574	15,557	85,960	46,792
Total	$189,935	$83,943	$325,829	$247,520

Related party expense
Distribution and other asset-based expenses (fund reimbursements) (1)	$—	$3,072	$—	$9,352
General and administrative	—	—	—	135
Total	$—	$3,072	$—	$9,487

Related party other income (expense)
Interest income/(expense) and other income/(expense)	$(342)	$—	$1,474	$—
Interest income/(expense) and other financing costs (promissory note)	—	(5)	(1)	(16)
Total	$(342)	$(5)	$1,473	$(16)

(1)	Effective January 1, 2019, upon the adoption of ASU 2014-09, expense reimbursements have been reclassified to investment management fees.

NOTE 7. Investments

As of September 30, 2019 and December 31, 2018, the Company held both available-for-sale securities and trading securities. Available-for-sale investments consist entirely of seed capital investments in certain Victory Funds. Trading securities are held under a deferred compensation plan and include Victory Funds, USAA Funds and third party mutual funds.

Available‑For‑Sale Securities

A summary of the cost and fair value of investments classified as available-for-sale were as follows:

		Gross Unrealized		Fair
(in thousands)	Cost	Gains	(Losses)	Value
As of September 30, 2019	$670	$46	$(18)	$698
As of December 31, 2018	666	6	(71)	601

Unrealized and realized gains and losses on available‑for‑sale investments are recognized in the accompanying unaudited Condensed Consolidated Statements of Operations as “Interest income and other income/(expense).” There were no proceeds from sales and realized gains or losses on available-for-sale investments in the three months ended September 30, 2019 and 2018. Proceeds from sales and realized gains and losses from available-for-sale securities in the nine months ended September 30, 2019 and 2018 were as follows:

	Sale	Realized
(in thousands)	Proceeds	Gains	(Losses)
For the nine months ended September 30, 2019	$104	$4	$—
For the nine months ended September 30, 2018	—	—	—

Trading Securities

A summary of the cost and fair value of investments classified as trading securities were as follows:

		Gross Unrealized		Fair
(in thousands)	Cost	Gains	(Losses)	Value
As of September 30, 2019	$17,093	$332	$(1,130)	$16,295
As of December 31, 2018	14,874	5	(2,160)	12,719

Unrealized and realized gains and losses on trading securities are recorded in “Interest income and other income/(expense)” in the accompanying unaudited Condensed Consolidated Statements of Operations. Proceeds from sales and realized gains and losses from trading securities in the periods ended September 30, 2019 and 2018 were as follows:

	Sale	Realized
(in thousands)	Proceeds	Gains	(Losses)
For the three months ended September 30, 2019	$908	$1	$(29)
For the three months ended September 30, 2018	16	2	—

For the nine months ended September 30, 2019	$2,342	$15	$(60)
For the nine months ended September 30, 2018	644	34	(5)

NOTE 8.  Income Taxes

The effective tax rate for the three and nine months ended September 30, 2019 and 2018 differs from the United States federal statutory rate primarily as a result of state and local income taxes, excess tax benefits on share-based compensation, certain non-deductible expenses and for the periods in 2019, expense related to recognizing a liability for unrecorded tax benefits.

For the three months ended September 30, 2019 and 2018, the provision for income taxes was $8.1 million and $6.6 million, or 23.7% and 24.2%, of pre-tax income respectively. For the nine months ended September 30, 2019 and 2018, the provision for income taxes was $17.3 million and $16.4 million, or 24.0% and 24.8% of pre-tax income, respectively. The effective tax rates for the periods in 2019 were lower than the effective tax rates for the same periods in 2018 due mainly to higher excess tax benefits on share-based compensation net of expense related to recognizing a liability for unrecorded tax benefits. No valuation allowance was recorded for deferred tax assets in the periods ended September 30, 2019 and 2018.

During the three months ended September 30, 2019, the Company recorded a liability for $2.3 million ($1.8 million net of federal benefit) for unrecognized tax benefits, which included $0.2 million of interest and penalties. The gross unrecognized tax benefits and interest and penalties of $2.3 million at September 30, 2019 are included in “Other liabilities” in the accompanying unaudited Condensed Consolidated Balance Sheets. It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, the Company does not expect the change to have a material impact on its consolidated financial statements.

NOTE 9.  Debt

2019 Credit Agreement

On July 1, 2019, concurrent with the USAA AMCO Acquisition, the Company (i) entered into the 2019 Credit Agreement, (ii) repaid all indebtedness outstanding under the previous credit agreement (dated February 2018), and (iii) terminated the previous credit agreement. The following table summarizes the components of “Long-term debt” under the 2019 Credit Agreement (due June 2026) and the previous credit agreement in the accompanying unaudited Condensed Consolidated Balance Sheets at September 30, 2019 and December 31, 2018:

(in thousands)	September 30, 2019	December 31, 2018
Term loan principal outstanding	$1,037,000	$280,000
Unamortized debt issuance costs	(19,495)	(7,629)
Unamortized debt discount	(11,577)	(3,514)
Long-term debt	$1,005,928	$268,857

The 2019 Credit Agreement was entered into among Victory, as borrower, the lenders from time to time party thereto and Barclays Bank PLC, as administrative agent and collateral agent, pursuant to which we obtained a seven-year term loan in an aggregate principal amount of $1.1 billion and established a five-year revolving credit facility (which was unfunded as of the closing date) with aggregate commitments of $100.0 million (with a $10.0 million sub-limit for the issuance of letters of credit). Amounts outstanding under the 2019 Credit Agreement bear interest at an annual rate equal to, at the option of the Company, either LIBOR (adjusted for reserves) plus a margin of 3.25% or an alternate base rate plus a margin of 2.25%.

The obligations of the Company under the 2019 Credit Agreement are guaranteed by the USAA Acquired Companies and all of the Company’s other domestic subsidiaries (other than VCA) (the “Guarantors”) and secured by substantially all of the assets of the Company and the Guarantors, subject in each case to certain customary exceptions.

The 2019 Credit Agreement contains customary affirmative and negative covenants, including covenants that affect, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, create liens, merge or dissolve, make investments, dispose of assets, engage in sale and leaseback transactions, make distributions and dividends and prepayments of junior indebtedness, engage in transactions with affiliates, enter into restrictive agreements, amend documentation governing junior indebtedness, modify its fiscal year and modify its organizational documents, subject to customary exceptions, thresholds, qualifications and “baskets.” In addition, the 2019 Credit Agreement contains a financial performance covenant, requiring a maximum first lien leverage ratio, measured as of the last day of each fiscal quarter on which outstanding borrowings under the revolving credit facility exceed 35.0% of the commitments thereunder (excluding certain letters of credit), of no greater than 3.80 to 1.00. As of September 30, 2019, we were in compliance with our financial performance covenant.

Original issue discount was $11.5 million for the term loans under the 2019 Credit Agreement and $1.5 million for the revolving credit facility under the 2019 Credit Agreement. The Company incurred a total of $22.8 million in other third party costs related to the 2019 Credit Agreement and recorded $18.0 million as term loan debt issuance costs, $0.3 million as revolving credit facility debt issuance cost and $4.5 million as expense related to modified debt in “General and administrative” in the accompanying unaudited Condensed Consolidated Statements of Operations.

A total of $63.0 million of the outstanding term loans under the 2019 Credit Agreement was repaid in the third quarter of 2019. Subsequent to September 30, 2019 and through October 31, 2019, we repaid an additional $40.0 million, for a total principal debt reduction of $103.0 million since July 1, 2019, thus satisfying the required principal amortization of 1.00% per annum through the term of the loan, June 2026.

During the three months ended September 30, 2019, we recognized a $7.4 million loss on debt extinguishment, which consisted of the write-off of $4.7 million and $2.7 million of unamortized debt issuance costs and debt discount due to the termination of the previous credit agreement and term loan repayments under the 2019 Credit Agreement.

Interest Expense

As of September 30, 2019, the term loans under the 2019 Credit Agreement had an interest period of three months and an interest rate of 5.57%. Including the impact of amortization of debt issuance costs and original issue discount described herein, the effective yield for term loans under the 2019 Credit Agreement as of September 30, 2019 was 6.02%. The

following table summarizes the components of “Interest expense and other financing costs” in the accompanying unaudited Condensed Consolidated Statements of Operations for the periods ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Interest expense	$15,308	$3,673	$22,931	$13,610
Amortization of debt issuance costs	920	373	1,650	1,337
Amortization of debt discount	475	150	768	551
Other	153	160	458	375
CEMP base payment accretion expense	—	102	193	383
Total	$16,856	$4,458	$26,000	$16,256

NOTE 10. Equity

Shares Rollforward

The following tables present the changes in the number of shares of common stock issued and repurchased:

	Shares of Common Stock Issued		Shares of Treasury Stock
	Class A	Class B	Class A	Class B
Balance, December 31, 2018	15,280,833	55,284,408	(856,275)	(2,146,980)
Issuance of shares	952	–	–	–
Share conversion - Class B to A	381,689	(381,689)	–	–
Repurchase of shares	–	–	(122,957)	–
Vesting of restricted share grants	–	39,636	–	–
Exercise of options	–	71,652	–	–
Shares withheld related to net settlement of equity awards	–	–	–	(29,108)
Balance, March 31, 2019	15,663,474	55,014,007	(979,232)	(2,176,088)
Issuance of shares	975	–	–	–
Share conversion - Class B to A	809,179	(809,179)	–	–
Repurchase of shares	–	–	(113,297)	–
Vesting of restricted share grants	–	4,360	–	–
Exercise of options	–	150,432	–	–
Shares withheld related to net settlement of equity awards	–	–	–	(7,749)
Balance, June 30, 2019	16,473,628	54,359,620	(1,092,529)	(2,183,837)
Issuance of shares	1,085	–	–	–
Share conversion - Class B to A	1,331,412	(1,331,412)	–	–
Repurchase of shares	–	–	(299,896)	–
Vesting of restricted share grants	–	168,933	–	–
Exercise of options	–	486,865	–	–
Shares withheld related to net settlement of equity awards	–	–	–	(216,500)
Balance, September 30, 2019	17,806,125	53,684,006	(1,392,425)	(2,400,337)

	Shares of Common Stock Issued			Shares of Treasury Stock
	Class A	Class B	Pre-IPO	Class A	Class B	Pre-IPO
Balance, December 31, 2017	–	–	57,182,730	–	–	(2,064,057)
Issuance of Class A common stock	12,810,860	–	–	–	–	–
Redesignation of common stock	–	57,184,766	(57,184,766)		(2,064,057)	2,064,057
Share conversion - Class B to A	88,455	(88,455)	–	–	–	–
Vesting of restricted share grants	–	14,794	2,036	–	–	–
Exercise of options		5,000
Fractional shares retired	–	(263)	–	–	–	–
Balance, March 31, 2018	12,899,315	57,115,842	–	–	(2,064,057)	–
Share conversion - Class B to A	72,195	(72,195)	–	–	–	–
Repurchase of shares	–	–	–	(66,112)	–	–
Vesting of restricted share grants	–	16,198	–	–	–	–
Balance, June 30, 2018	12,971,510	57,059,845	–	(66,112)	(2,064,057)	–
Issuance of shares	1,332	–	–	–	–	–
Share conversion - Class B to A	1,814,422	(1,814,422)	–	–	–	–
Repurchase of shares	–	–	–	(291,585)	(82,923)	–
Vesting of restricted share grants	–	176,737	–	–	–	–
Exercise of options	–	217,453	–	–	–	–
Balance, September 30, 2018	14,787,264	55,639,613	–	(357,697)	(2,146,980)	–

Share Repurchase Program

The share repurchase program authorized in 2018 for $15.0 million of the Company’s Class A common stock was completed in September 2019. In August 2019, the Company’s Board of Directors authorized the Company to repurchase up to an additional $15.0 million of the Company’s Class A common stock in the open market or in privately negotiated transactions. The amount and timing of the purchases under the new program (“2019 Share Repurchase Program”) will depend on a number of factors including the price and availability of the Company’s shares, trading volume, capital availability, Company performance and general economic and market conditions. The 2019 Share Repurchase Program can be suspended or discontinued at any time.

As of September 30, 2019, a total of 1,392,425 shares of Class A common stock have been repurchased under the initial share repurchase program and the 2019 Share Repurchase Program at a total cost of $16.4 million for an average price of $11.81 per share. As of September 30, 2019, $13.6 million was available for future repurchases. The 2019 Share Repurchase Program expires on December 31, 2020.

Quarterly Dividends

In August 2019, the Company announced the initiation of a quarterly cash dividend. The first quarterly cash dividend of $0.05 per share was declared in August and paid in September 2019. Dividends paid during the three months ended September 30, 2019 included $3.4 million for the September 2019 quarterly dividend and $0.5 million in cash bonuses and distributions related to dividends previously declared upon vesting of restricted stock and stock option awards.

NOTE 11. Share‑Based Compensation

Current Period Activity

During the three months ended September 30, 2019, the Company issued restricted stock awards for 196,476 shares of common stock, of which awards for 3,660 shares were fully vested on the grant date and awards for 192,816 shares vest based on service over a three year period. The Company also issued stock option awards to purchase 31,178 shares of common stock which vest based on service over a three year period.

Stock option award and restricted stock award activity during the nine months ended September 30, 2019 and 2018 was as follows:

	Shares Subject to Stock Option Awards
	Nine Months Ended September 30,
	2019			2018
	Avg wtd	Avg wtd		Avg wtd	Avg wtd
	grant-date	exercise		grant-date	exercise
	fair value	price	Units	fair value	price	Units
Outstanding at beginning of period	$3.79	$6.12	9,070,052	$3.66	$5.71	9,078,728
Granted	7.25	17.64	31,178	6.51	14.25	359,618
Forfeited	5.00	9.63	(247,403)	6.28	13.77	(8,520)
Exercised	3.15	4.11	(708,949)	2.81	3.06	(222,453)
Outstanding at end of the period	$3.82	$6.24	8,144,878	$3.79	$6.11	9,207,373
Vested	$3.59	$5.51	6,860,289	$3.34	$4.74	6,447,462
Unvested	5.06	10.12	1,284,589	4.84	9.31	2,759,911

	Restricted Stock Awards
	Nine Months Ended September 30,
	2019		2018
	Avg wtd grant-		Avg wtd grant-
	date fair value	Units	date fair value	Units
Unvested at beginning of period	$13.17	2,997,856	$11.82	1,293,107
Granted	16.27	1,192,145	13.81	1,904,595
Vested	11.06	(212,929)	10.48	(209,765)
Forfeited	13.49	(433,549)	—	—
Unvested at end of period	$14.25	3,543,523	$13.18	2,987,937

For awards granted post-IPO, the Company used the Class A common stock closing price on the grant date as the grant date fair value of the stock. The fair value of stock option awards granted in the three months ended September 30, 2019 was determined using a number of inputs including expected volatility, which was based on a consideration of the average volatility of companies in the same or similar lines of business adjusted for differing levels of leverage and the Company’s volatility for the post-IPO period. The expected term was determined using the simplified method detailed in SEC Staff Accounting Bulletin No. 107.

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

The Company announced the initiation of quarterly cash dividends in August 2019 and paid the first quarterly dividend in September 2019. Holders of restricted stock awards that are unvested at the time the quarterly dividends are declared are entitled to be paid these dividends as and when the restricted stock vests.

As of September 30, 2019 and December 31, 2018, the amount of cash bonuses and distributions related to dividends previously declared on unvested and outstanding restricted share awards and stock options totaled $1.2 million and $1.8 million, which was not recorded as a liability as of the balance sheet date. A liability will be recorded for these cash bonuses and dividends when the restricted shares and options vest.

Share-Based Compensation Expense

The Company recorded $4.8 million and $4.0 million of share-based compensation expense in the three months ended September 30, 2019 and 2018, respectively, and $10.1 million and $11.3 million of share-based compensation expense in the nine months ended September 30, 2019 and 2018, respectively, in “Personnel compensation and benefits” in the accompanying unaudited Condensed Consolidated Statements of Operations.

NOTE 12. Earnings Per Share

The following table sets forth the reconciliation of basic earnings per share and diluted earnings per share from net income for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands except per share amounts)	2019	2018	2019	2018
Net income	$25,992	$20,590	$54,902	$49,789
Shares:
Basic: Weighted average number of shares outstanding	67,724	67,972	67,610	65,817
Plus: Incremental shares from assumed conversion of dilutive instruments	5,947	3,892	5,690	4,351
Diluted: Weighted average number of shares outstanding	73,671	71,864	73,300	70,168
Earnings per share
Basic:	$0.38	$0.30	$0.81	$0.76
Diluted:	$0.35	$0.29	$0.75	$0.71

Outstanding instruments excluded from the computation of weighted average shares for diluted earnings per share because the effect would be anti-dilutive totaled 0.3 million and 3.0 million for the three months ended September 30, 2019 and 2018, respectively, and 1.3 million and 1.7 million for the nine months ended September 30, 2019 and 2018, respectively. Holders of non-vested share-based compensation awards do not have rights to receive nonforfeitable dividends on the shares covered by the awards.

Note 13. Equity Method Investment

On August 30, 2019, the Company sold 100% of its equity investment in Cerebellum Capital, LLC (“Cerebellum”) for $10.6 million in cash. The Company recognized $2.9 million on the gain on sale, which is recorded in “Interest income and other income/(expense)” in the accompanying unaudited Condensed Consolidated Statements of Operations.

For the three and nine months ended September 30, 2019 and 2018, losses from equity method investments recorded in “Interest income and other income/(expense)” in the accompanying unaudited Condensed Consolidated Statements of Operations were not material to our consolidated results of operations.

Equity method investments are recorded in “Other assets” in the accompanying unaudited Condensed Consolidated Balance Sheets. At September 30, 2019, the Company no longer held an equity investment in Cerebellum, compared to $7.9 million, net of cumulative losses of $1.1 million, as of December 31, 2018.

NOTE 14. Accumulated Other Comprehensive Income (Loss)

The following table presents changes in accumulated other comprehensive income/(loss) by component for the nine months ended September 30, 2019 and 2018.

		Cumulative
	Available-for-sale	Translation
(in thousands)	Securities	Adjustment	Total
Balance, December 31, 2018	$(59)	$(27)	$(86)
Other comprehensive income/(loss) before reclassification and tax	—	(28)	(28)
Tax impact	—	7	7
Net current period other comprehensive income/(loss)	—	(21)	(21)
Cumulative effect of adoption of ASU 2016-01 and 2018-02	59	3	62
Balance, September 30, 2019	$—	$(45)	$(45)
Balance, December 31, 2017	$51	$13	$64
Other comprehensive income/(loss) before reclassification and tax	46	(47)	(1)
Tax impact	(12)	12	—
Net current period other comprehensive income/(loss)	34	(35)	(1)
Balance, September 30, 2018	$85	$(22)	$63

NOTE 15. SUBSEQUENT EVENTS

Subsequent to September 30, 2019, we repaid an additional $40.0 million of the outstanding term loans under the 2019 Credit Agreement, for a total debt reduction of $103.0 million since July 1, 2019.

On November 4, 2019, our Board of Directors declared a quarterly cash dividend of $0.05 per share on Victory common stock. The dividend is payable on December 26, 2019, to stockholders of record on December 10, 2019.

Victory entered into a lease agreement to occupy the premises at 15935 La Cantera Parkway, San Antonio, Texas 78256 (the “San Antonio lease”) in mid-November. In conjunction with the San Antonio lease, we relocated our Corporate headquarters for the global investment management business from Brooklyn, Ohio to this location in San Antonio, Texas.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to the “Company,” “Victory,” or in the first-person notations of “we,” “us,” and “our” shall mean Victory Capital Holdings, Inc., a Delaware corporation, and its wholly-owned subsidiaries.

The following discussion is intended to assist in the understanding of our financial position at September 30, 2019 and December 31, 2018, results of operations for the three and nine months ended September 30, 2019 and 2018, and cash flows for the nine months ended September 30, 2019 and 2018, and should be read in conjunction with the accompanying unaudited condensed consolidated financial statements (the “accompanying financial statements”) and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2018. This discussion and analysis contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2018.

Overview

We are an investment management firm operating a next generation, integrated multi-boutique model with $145.8 billion in assets under management (“AUM”) as of September 30, 2019. Our differentiated model features a scalable operating platform that provides centralized distribution, marketing and operations infrastructure to our Franchises and Solutions. Our earnings are primarily driven by asset-based fees charged for services related to the investment strategies we deliver and consist of investment management, fund administration and distribution fees.

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

We sell our products through our centralized distribution model with 134 professionals across both our institutional, retail and direct member distribution channels and marketing organization. Our institutional sales team focuses on cultivating relationships with institutional consultants, who account for the majority of the institutional market, as well as asset allocators seeking sub-advisers. Our retail sales team offers intermediary and retirement platform clients, including broker-dealers, retirement platforms and RIA networks, mutual funds and ETFs as well as SMAs through wrap fee programs and access to our investment models through UMAs. Our direct member channel serves the investment needs of USAA members and the military community.

We have grown our AUM from $17.9 billion following the management-led buyout with Crestview GP in August 2013 to $145.8 billion at September 30, 2019. We attribute this growth to our success in sourcing acquisitions and evolving them into organic growers, generating strong investment returns, and developing member, institutional and retail distribution channels with deep penetration.

USAA AMCO Acquisition

Effective July 1, 2019, the Company completed the acquisition (the “USAA AMCO Acquisition”) of the USAA Asset Management Company (“USAA Adviser”) and the Victory Capital Transfer Agency, Inc. (“VCTA”), formally known as the USAA Transfer Agency Company d/b/a USAA Shareholder Account Services (together with USAA Adviser, the “USAA Acquired Companies”), which includes USAA’s mutual fund and ETF businesses and its 529 College Savings Plan (collectively, the “USAA Mutual Fund Business”).

Victory’s transformative acquisition of the USAA Mutual Fund Business increased AUM by $81.1 billion and significantly impacted our financial results for the three and nine months ended September 30, 2019. The acquisition not only increased revenue, but also introduced additional personnel expenses and new operating expenses such as third party distribution costs, expenses related to a transfer services agreement with USAA, 529 College Savings Plan, and direct member channel expenses that the Company did not incur prior to the acquisition. In conjunction with the USAA AMCO Acquisition, the Company entered into a credit agreement (the “2019 Credit Agreement”), dated July 1, 2019, and obtained a seven-year term loan in an aggregate principal amount of $1.1 billion. All indebtedness outstanding under the previous credit agreement was repaid and terminated as of July 1, 2019.

The USAA AMCO Acquisition expands and diversifies our investment platform, particularly in the fixed income and solutions asset classes, and increases our size and scale. Additional products added to our investments platform include target date and target risk strategies, managed volatility mutual funds, active fixed income ETFs, sub-advised and multi-manager equity funds. We have also added to our lineup of asset allocation portfolios and smart beta equity ETFs. Through the acquisition, the Company has the rights to offer products and services using the USAA brand and the opportunity to offer its products to USAA members through a direct member channel.

Total consideration for the USAA AMCO Acquisition was $954.1 million, comprising of $851.3 million of cash paid at closing and $102.8 million in contingent consideration. A maximum of $150.0 million ($37.5 million per year) in contingent payments is payable to sellers based on the annual revenue of USAA Adviser attributable to all “non-managed money”-related AUM in each of the first four years following the closing date. Refer to Note 4, Acquisitions, to the accompanying financial statements for further details on the USAA AMCO Acquisition, as well as Note 9, Debt, for further details on the 2019 Credit Agreement.

Business Highlights

Assets under management:

•

AUM at September 30, 2019 grew by $81.8 billion, or 127.6%, to $145.8 billion from $64.1 billion at June 30, 2019, primarily driven by $81.1 billion of acquired assets and positive net inflows of $0.7 billion, compared to positive net inflows of $3.7 billion at June 30, 2019.

•

AUM at September 30, 2019 and 2018 was $145.8 billion and $63.6 billion, respectively. We generated $11.9 billion in gross flows and $0.7 billion in positive net inflows for the three months ended September 30, 2019 compared to $2.9 billion in gross flows and $0.7 billion in negative net outflows for the same period in 2018.

•

AUM generated $22.5 billion in gross flows and $3.2 billion in positive net inflows for the nine months ended September 30, 2019 compared to $10.1 billion in gross flows and $1.4 billion in negative net outflows for the same period in 2018.

 Investment performance:

•

Legacy Victory Capital: 25 of our Legacy Victory Capital mutual funds and ETFs had overall Morningstar ratings of four or five stars and 74% of our fund and ETF AUM were rated four or five stars overall by Morningstar. 76% of our strategies by AUM had investment returns in excess of their respective benchmarks over a one-year period, 83% over a three-year period, 73% over a five-year period and 92% over a ten-year period. On an equal-weighted basis, 55% of our strategies have outperformed their benchmarks over a one-year period, 65% over a three-year period, 68% over a five-year period and 82% over a ten-year period.

•

USAA Fixed Income: 12 of our USAA Fixed Income mutual funds and ETFs had overall Morningstar ratings of four or five stars and 99% of our fund and ETF AUM were rated four or five stars overall by Morningstar. 67% of our strategies by AUM had investment returns in excess of their respective benchmarks over a one-year period, 88% over a three-year period, 88% over a five-year period and 95% over a ten-year period. On an equal-weighted basis, 64% of our strategies have outperformed their benchmarks over a one-year period, 83% over a three-year period, 83% over a five-year period and 91% over a ten-year period.

•

Total Victory Capital: 44 of our Total Victory Capital mutual funds and ETFs had overall Morningstar ratings of four or five stars and 68% of our fund and ETF AUM were rated four or five stars overall by Morningstar. 59% of our strategies by AUM had investment returns in excess of their respective benchmarks over a one-year period, 64% over a three-year period, 60% over a five-year period and 73% over a ten-year period. On an equal-weighted basis, 47% of our strategies have outperformed their benchmarks over a one-year period, 52% over a three-year period, 55% over a five-year period and 68% over a ten-year period.

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

Financial highlights:

•

Total revenue for the three months ended September 30, 2019 was $215.0 million compared to $108.1 million for the same period in 2018. For the nine months ended September 30, 2019 and 2018, total revenue was $393.8 million and $317.4 million, respectively.

•

Net income was $26.0 million for the three months ended September 30, 2019 compared to $20.6 million for the same period in 2018. For the nine months ended September 30, 2019 and 2018, net income was $54.9 million and $49.8 million, respectively.

•

Adjusted EBITDA was $96.3 million for the three months ended September 30, 2019, or 44.8% of revenue, compared to $43.3 million, or 40.1% of revenue, for the same period in 2018. For the nine months ended September 30, 2019, Adjusted EBITDA was $166.5 million, or 42.3% of revenue, compared to $123.8 million, 39.0% of revenue, for the same period in 2018. Refer to “Supplemental Non-GAAP Financial Information” for further information about the Adjusted EBITDA calculation and reconciliation of generally accepted accounting principles (“GAAP”) net income to Adjusted EBITDA.

•

Adjusted Net Income was $60.5 million for the three months ended September 30, 2019 compared to $29.0 million for the three months ended September 30, 2018. For the nine months ended September 30, 2019, Adjusted Net Income was $106.8 million compared to $78.6 million for the same period in 2018. Refer to “Supplemental Non-GAAP Financial Information” for further information about the Adjusted Net Income calculation and reconciliation of GAAP net income to Adjusted Net Income.

Key Performance Indicators

The following table is a summary of key performance indicators utilized by management to assess results of operations:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions, except for basis points and percentages)	2019		2018		2019		2018
AUM at period end	$145,832		$63,640		$145,832		$63,640
Average AUM	145,904		63,447		87,670		62,361
Gross flows	11,905		2,896		22,457		10,102
Net flows	661		(672)		3,249		(1,408)
Total revenue(1)	215.0		108.1		393.8		317.4
Revenue on average AUM(1)	58.5	bps	67.6	bps	60.1	bps	68.0	bps
Net income	26.0		20.6		54.9		49.8
Adjusted EBITDA(2)	96.3		43.3		166.5		123.8
Adjusted EBITDA Margin(1)(3)	44.8%		40.1%		42.3%		39.0%
Adjusted Net Income(2)	60.5		29.0		106.8		78.6
Tax benefit of goodwill and acquired intangibles(4)	6.8		3.3		13.5		10.0

(1)

On January 1, 2019, the Company adopted Accounting Standard Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”) and now records all Mutual Fund and ETF waivers and expense reimbursements as a reduction of reported revenue and not as an expense item. The impact in the three months and nine months ended September 30, 2019 was a decrease in revenue and operating expenses of $5.2 million and $13.4 million, respectively. Prior periods have not been restated, as permitted by the Financial Accounting Standards Board (“FASB”), due to the Company adopting the new revenue guidance using the modified retrospective method.

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

Our goal is to establish and maintain a client base that is diversified by Franchise and Solutions, asset class, distribution channel and vehicle. The table below sets forth our AUM by Franchise and Solutions as of September 30, 2019. The amounts shown in the table exclude assets managed for other proprietary products (e.g. funds of funds), to adjust for the double counting of holdings.

Due to rounding, AUM numbers presented in the tables below may not add up precisely to the totals provided.

(in billions)	September 30, 2019
Solutions	$49.1
USAA	42.3
Sycamore	22.4
RS Growth	8.8
INCORE	6.3
Integrity	5.0
Trivalent	3.2
Munder	2.7
RS Value	2.6
Sophus	1.7
NewBridge	1.2
RS International	0.3
Total	$145.8

The following table presents our AUM by asset class as of the dates indicated:

	As of
	September 30,
(in millions)	2019	2018
Fixed Income	$37,784	$7,149
Solutions	29,579	4,224
U.S. Mid Cap Equity	25,479	25,014
U.S. Small Cap Equity	16,266	16,438
U.S. Large Cap Equity	13,488	4,644
Global / Non-U.S. Equity	11,532	4,738
Other	243	1,433
Total Long-Term Assets	$134,371	$63,640
Money Market	11,460	—
Total	$145,832	$63,640

The following tables summarize our asset flows by asset class for the periods indicated:

		U.S.		U.S.
	U.S. Mid	Small		Large	Global /
	Cap	Cap	Fixed	Cap	Non-U.S.			Total	Money
(in millions)	Equity	Equity	Income	Equity	Equity	Solutions	Other	Long-term	Market	Total
For Three Months Ended September 30, 2019
Beginning AUM	$24,203	$15,278	$7,300	$4,108	$5,498	$6,919	$771	$64,077	$—	$64,077
Gross client cash inflows	880	779	4,071	166	326	1,207	28	7,456	4,449	11,905
Gross client cash outflows	(1,396)	(1,069)	(1,789)	(497)	(566)	(1,296)	(118)	(6,730)	(4,514)	(11,244)
Net client cash flows	(516)	(290)	2,282	(331)	(240)	(89)	(90)	726	(65)	661
Market appreciation / (depreciation)	(26)	(249)	528	(301)	(192)	225	(83)	(98)	44	(54)
Net transfers	1,818	1,527	27,674	10,012	6,465	22,523	(354)	69,665	11,482	81,147
Ending AUM	$25,479	$16,266	$37,784	$13,488	$11,532	$29,579	$243	$134,371	$11,460	$145,832
For Three Months Ended September 30, 2018
Beginning AUM	$24,485	$15,971	$6,978	$4,577	$4,705	$3,815	$1,725	$62,256	$—	$62,256
Gross client cash inflows	964	740	449	42	307	321	73	2,896	—	2,896
Gross client cash outflows	(1,660)	(860)	(346)	(179)	(193)	(61)	(269)	(3,568)	—	(3,568)
Net client cash flows	(696)	(120)	103	(137)	114	260	(196)	(672)	—	(672)
Market appreciation / (depreciation)	1,225	587	67	204	(81)	149	(95)	2,056	—	2,056
Net transfers	—	—	1	—	—	—	(1)	—	—	—
Ending AUM	$25,014	$16,438	$7,149	$4,644	$4,738	$4,224	$1,433	$63,640	$—	$63,640

		U.S.		U.S.
	U.S. Mid	Small		Large	Global /
	Cap	Cap	Fixed	Cap	Non-U.S.			Total	Money
(in millions)	Equity	Equity	Income	Equity	Equity	Solutions	Other	Long-term	Market	Total
Nine Months Ended September 30, 2019
Beginning AUM	$20,019	$12,948	$6,836	$3,759	$4,610	$3,767	$823	$52,763	$—	$52,763
Gross client cash inflows	4,656	2,500	4,880	214	1,024	4,578	155	18,008	4,449	22,457
Gross client cash outflows	(5,021)	(3,052)	(2,502)	(809)	(1,048)	(1,940)	(321)	(14,694)	(4,514)	(19,208)
Net client cash flows	(365)	(552)	2,378	(595)	(24)	2,638	(166)	3,314	(65)	3,249
Market appreciation / (depreciation)	4,006	2,345	896	316	480	649	(60)	8,631	44	8,675
Net transfers	1,820	1,526	27,674	10,007	6,465	22,525	(354)	69,661	11,482	81,143
Ending AUM	$25,479	$16,266	$37,784	$13,488	$11,532	$29,579	$243	$134,372	$11,460	$145,832
Nine Months Ended September 30, 2018
Beginning AUM	$25,185	$15,308	$7,551	$4,789	$4,105	$3,028	$1,805	$61,771	$—	$61,771
Gross client cash inflows	3,292	2,383	1,145	200	1,420	1,307	355	10,102	—	10,102
Gross client cash outflows	(5,162)	(2,527)	(1,637)	(677)	(594)	(307)	(606)	(11,510)	—	(11,510)
Net client cash flows	(1,870)	(144)	(492)	(477)	826	1,000	(251)	(1,408)	—	(1,408)
Market appreciation / (depreciation)	1,680	1,293	89	320	(185)	156	(68)	3,285	—	3,285
Net transfers	19	(19)	1	12	(8)	40	(53)	(8)	—	(8)
Ending AUM	$25,014	$16,438	$7,149	$4,644	$4,738	$4,224	$1,433	$63,640	$—	$63,640

The following table presents our AUM by distribution channel as of the dates indicated:

	As of September 30,
	2019		2018
(in millions)	Amount	% of total	Amount	% of total
Member	$71,925	49%	$-	-%
Institutional	38,246	26%	35,138	57%
Retail	35,661	25%	28,502	43%
Total AUM(1)	$145,832	100%	$63,640	100%

(1)	The allocation of AUM by distribution channel involves the use of estimates and the exercise of judgment.

The following tables summarize our asset flows by vehicle for the periods indicated:

			Separate
			Accounts and
			Other
(in millions)	Mutual Funds(1)	ETFs	Vehicles(2)	Total
Three Months Ended September 30, 2019
Beginning AUM	$34,258	$3,093	$26,726	$64,077
Gross client cash inflows	8,383	245	3,277	11,905
Gross client cash outflows	(9,643)	(258)	(1,343)	(11,244)
Net client cash flows	(1,260)	(13)	1,934	661
Market appreciation / (depreciation)	267	4	(325)	(54)
Net transfers	80,806	782	(441)	81,147
Ending AUM	$114,071	$3,867	$27,894	$145,832
Three Months Ended September 30, 2018
Beginning AUM	$37,818	$2,906	$21,532	$62,256
Gross client cash inflows	2,098	305	493	2,896
Gross client cash outflows	(2,950)	(18)	(600)	(3,568)
Net client cash flows	(852)	287	(107)	(672)
Market appreciation / (depreciation)	1,223	102	731	2,056
Net transfers	—	—	—	—
Ending AUM	$38,189	$3,295	$22,156	$63,640

			Separate
			Accounts and
			Other
(in millions)	Mutual Funds(1)	ETFs	Vehicles(2)	Total
Nine Months Ended September 30, 2019
Beginning AUM	$30,492	$2,956	$19,315	$52,763
Gross client cash inflows	12,760	594	9,103	22,457
Gross client cash outflows	(15,403)	(789)	(3,016)	(19,208)
Net client cash flows	(2,643)	(195)	6,087	3,249
Market appreciation / (depreciation)	5,421	323	2,931	8,675
Net transfers	80,802	782	(441)	81,143
Ending AUM	$114,071	$3,867	$27,893	$145,832
Nine Months Ended September 30, 2018
Beginning AUM	$37,967	$2,250	$21,555	$61,771
Gross client cash inflows	7,279	1,082	1,741	10,102
Gross client cash outflows	(8,924)	(143)	(2,443)	(11,510)
Net client cash flows	(1,645)	939	(702)	(1,408)
Market appreciation / (depreciation)	1,878	106	1,301	3,285
Net transfers	(11)	—	3	(8)
Ending AUM	$38,189	$3,295	$22,156	$63,640

(1)	Includes institutional and retail share classes and Variable Insurance Products or VIP funds.
(2)	Includes collective trust funds, wrap program separate accounts and unified managed accounts or UMAs.

September 30, 2019 AUM compared to June 30, 2019 AUM. At September 30, 2019, our total AUM was $145.8 billion, an increase of $81.8 billion, or 127.6%, from $64.1 billion at June 30, 2019, primarily due to $81.1 billion of acquired assets and positive net inflows of $0.7 billion. Short-term money market assets accounted for $11.5 billion, or 7.8%, of the total AUM of $145.8 billion at September 30, 2019. The net inflows were driven by $2.3 billion in our fixed income, partially offset by total net outflows of $0.5 billion in our U.S. mid cap equity strategies, $0.3 billion in our U.S. large cap equity strategies, $0.3 billion in our U.S. small cap equity strategies and $0.2 billion in our global equity strategies.

September 30, 2019 AUM compared to December 31, 2018 AUM. Total AUM increased by $93.1 billion, or 176.4%, to $145.8 billion at September 30, 2019 compared to $52.8 billion at December 31, 2018. The increase in AUM was primarily due to $81.1 billion of acquired assets, positive net inflows of $3.2 billion, as well as positive market movement of $8.7 billion. The net inflows were driven by $2.6 billion in our Solutions Platform and $2.4 billion in our fixed income, partially offset by total net outflows of $0.6 billion in our U.S. large cap equity strategies, $0.6 billion in our U.S. small cap equity strategies and $0.4 billion in our U.S. mid cap equity strategies.

GAAP Results of Operations

The following table presents our GAAP results of operations for the three and nine months ended September 30, 2019 and 2018. The financial results reflect the USAA AMCO Acquisition that closed on July 1, 2019. The acquisition significantly impacted our financial results for the three and nine months ended September 30, 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2019	2018	2019	2018
Revenue
Investment management fees	$155,406	$92,525	$307,859	$270,653
Fund administration and distribution fees	59,574	15,557	85,960	46,792
Total revenue	214,980	108,082	393,819	317,445

Expenses
Personnel compensation and benefits	55,556	38,027	125,599	111,970
Distribution and other asset-based expenses	57,202	24,269	89,151	73,557
General and administrative	17,654	6,951	31,828	23,095
Depreciation and amortization	7,768	5,574	18,253	17,917
Change in value of consideration payable for acquisition of business	—	—	(14)	(4)
Acquisition-related costs	16,386	1,451	21,950	1,446
Restructuring and integration costs	4,841	—	6,629	702
Total operating expenses	159,407	76,272	293,396	228,683

Income from operations	55,573	31,810	100,423	88,762

Other income (expense)
Interest income and other income/(expense)	2,742	(200)	5,231	(229)
Interest expense and other financing costs	(16,856)	(4,458)	(26,000)	(16,256)
Loss on debt extinguishment	(7,409)	—	(7,409)	(6,058)
Total other income (expense), net	(21,523)	(4,658)	(28,178)	(22,543)

Income before income taxes	34,050	27,152	72,245	66,219

Income tax expense	(8,058)	(6,562)	(17,343)	(16,430)

Net income	$25,992	$20,590	$54,902	$49,789

Earnings per share of common stock
Basic	$0.38	$0.30	$0.81	$0.76
Diluted	$0.35	$0.29	$0.75	$0.71

Weighted average number of shares outstanding
Basic	67,724	67,972	67,610	65,817
Diluted	73,671	71,864	73,300	70,168

Dividends declared per share of common stock	$0.05	$—	$0.05	$—

Investment Management Fees

Three months ended September 30, 2019 compared to September 30, 2018. Investment management fees increased by $62.9 million, or 68.0%, to $155.4 million for the three months ended September 30, 2019 from $92.5 million for the same period in 2018 due to an increase in average AUM year over year, partially offset by a decrease in the realized fee rate due to a shift in asset mix. Average AUM was $145.9 billion for the three months ended September 30, 2019 compared to $63.4 billion for the same period in 2018, mostly attributable to acquired assets in the USAA AMCO Acquisition.

The Company adopted ASU 2014-09 on January 1, 2019. Mutual fund and ETF waivers and expense reimbursements are recorded as a reduction to investment management fees under the new standard ($5.2 million in the third quarter of 2019), whereas under legacy revenue recognition guidance these amounts were recorded as distribution and other asset-based expenses ($3.1 million in the third quarter of 2018). The comparative periods have not been restated and continue to be reported under the legacy guidance, as permitted by the FASB.

Nine months ended September 30, 2019 compared to September 30, 2018.  Investment management fees increased by $37.2 million, or 13.7%, to $307.9 million for the nine months ended September 30, 2019 from $270.7 million for the same period in 2018 due to the same factors as discussed above in the quarterly section. Average AUM was $87.7 million and $62.4 million, respectively, for the nine months ended September 30, 2019 and 2018. The adoption of ASU 2014-09, as discussed above in the quarterly section, reduced investment management fees by $13.4 million for the nine months ended September 30, 2019 compared to $9.4 million recorded as distribution and other asset-based expenses for the same period in 2018 under legacy revenue recognition guidance.

Fund Administration and Distribution Fees

Three months ended September 30, 2019 compared to September 30, 2018.  Fund administration and distribution fees increased by $44.0 million, or 282.9%, to $59.6 million for the three months ended September 30, 2019 from $15.6 million for the same period in 2018 due to an increase in average AUM year over year and the addition of $21.4 million in transfer agent fees with the USAA Funds related to the USAA AMCO Acquisition, partially offset by a shift in the mix of assets to lower 12b-1 paying share classes.

Nine months ended September 30, 2019 compared to September 30, 2018.  Fund administration and distribution fees increased by $39.2 million, or 83.7%, to $86.0 million for the nine months ended September 30, 2019 from $46.8 million for the same period in 2018 due to the same factors as discussed above in the quarterly section.

Personnel Compensation and Benefits

The following table presents the components of GAAP personnel compensation and benefits expense for the three amd nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Salaries, payroll related taxes and employee benefits	$16,647	$11,928	$44,158	$37,104
Incentive compensation	29,493	18,580	60,137	53,237
Sales-based compensation(1)	3,397	3,514	9,984	10,334
Equity awards granted to employees(2)	4,814	4,005	10,115	11,295
Acquisition and transaction-related compensation	1,205	—	1,205	—
Total personnel compensation and benefits expense	$55,556	$38,027	$125,599	$111,970

(1)	Represents sales-based commissions paid to our distribution teams. Sales-based compensation varies based on gross client cash flows and revenue earned on sales.
(2)

Equity awards typically vest over several years based on service and the achievement of specific business and financial targets. The value of the equity awards is recognized as compensation expense over the vesting period.

Three months ended September 30, 2019 compared to September 30, 2018.  Personnel compensation and benefits were $55.6 million for the three months ended September 30, 2019, an increase of $17.5 million, or 46.1%, from $38.0 million for the same period in 2018 primarily attributable to an increase in the headcount due to the USAA AMCO Acquisition. Incentive compensation was $29.5 million for the three months ended September 30, 2019 compared to $18.6 million for the same period in 2018. Salaries, payroll related taxes and employee benefits were $16.6 million and $11.9 million, respectively, for the three months ended September 30, 2019 and 2018.

Nine months ended September 30, 2019 compared to September 30, 2018.  Personnel compensation and benefits increased by $13.6 million, or 12.2%, to $125.6 million for the nine months ended September 30, 2019 from $112.0 million for the same period in 2018 due to the same factors as discussed above in the quarterly section. Salaries, payroll related taxes and employee benefits were $44.2 million and $37.1 million, respectively, for the nine months ended September 30, 2019 and 2018. Incentive compensation was $60.1 million for the nine months ended September 30, 2019 compared to $53.2 million for the same period in 2018.

Distribution and Other Asset‑Based Expenses

The following table presents the components of distribution and other asset-based expenses for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Broker-dealer distribution fees	$6,974	$8,689	$20,914	$26,832
Platform distribution fees	36,293	7,228	45,856	21,781
Fund expense reimbursements	—	3,072	—	9,352
Sub-administration	7,881	1,850	11,296	5,019
Sub-advisory	3,454	1,595	5,074	5,235
Middle-office	2,600	1,835	6,011	5,338
Total distribution and other asset-based expenses	$57,202	$24,269	$89,151	$73,557

Three months ended September 30, 2019 compared to September 30, 2018.  Distribution and other asset-based expenses are primarily based on AUM. For the three months ended September 30, 2019, distribution and other asset-based expenses were $57.2 million, an increase of $32.9 million, or 135.7%, from $24.3 million for the same period in 2018, primarily due to the USAA AMCO Acquisition. The acquisition introduced new operating expenses that the Company did not incur prior to the acquisition, such as distribution costs paid to third parties and USAA, sub-transfer agent service costs, 529 College Savings Plan expenses, and direct member channel expenses.

Fund expense reimbursements declined by $3.1 million due to the change in the classification of such reimbursements with the adoption of ASU 2014-09 on January 1, 2019. Mutual fund and ETF waivers and expense reimbursements are recorded as a reduction to investment management fees under ASU 2014-09, whereas under legacy revenue recognition guidance these were recorded as a distribution and other asset-based expense. The comparative periods have not been restated and continue to be reported under the legacy guidance, as permitted by the FASB. Broker-dealer distribution fees decreased due to the shift in the mix of assets to lower 12b-1 paying share classes.

Nine months ended September 30, 2019 compared to September 30, 2018. Distribution and other asset-based expenses were $89.2 million for the nine months ended September 30, 2019, an increase of $15.6 million, or 21.2%, from $73.6 million for the same period in 2018 due to the same factors as discussed above in the quarterly section.

General and Administrative

Three months ended September 30, 2019 compared to September 30, 2018. General and administrative expenses were $17.7 million for the three months ended September 30, 2019 compared to $7.0 million for the same period in 2018. The increase of $10.7 million, or 154.0%, was primarily due to one-time debt repricing expenses of $4.3 million related to the 2019 Credit Agreement and the addition of transition service agreement costs related to the USAA AMCO Acquisition.

Nine months ended September 30, 2019 compared to September 30, 2018.  For the nine months ended September 30, 2019 and 2018, general and administrative expenses were $31.8 million and $23.1 million, respectively, for a year over year increase of $8.7 million, or 37.8%. The increase was due to the same factors as discussed above in the quarterly section.

Depreciation and Amortization

Three months ended September 30, 2019 compared to September 30, 2018.  Depreciation and amortization increased by $2.2 million, or 39.4%, to $7.8 million for the three months ended September 30, 2019 from $5.6 million for the same period in 2018, due to the addition of definite-lived intangible assets acquired in connection with the USAA AMCO Acquisition.

Nine months ended September 30, 2019 compared to September 30, 2018. Depreciation and amortization increased by $0.3 million, or 1.9%, to $18.3 million for the nine months ended September 30, 2019 from $17.9 million for the same period in 2018, due to the same factors as discussed above regarding the USAA AMCO Acquisition, partially offset by definite-lived intangible assets acquired in connection with the Compass Efficient Model Portfolios, LLC acquisition (the “CEMP Acquisition”) and the management-led buyout with Crestview GP became fully amortized in 2018.

Acquisition‑Related Costs

Three months ended September 30, 2019 compared to September 30, 2018.  Acquisition-related costs for the three months ended September 30, 2019 were $16.4 million and $1.5 million for the three months ended September 30, 2018. The increase was primarily due to the USAA AMCO Acquisition which closed on July 1, 2019 and includes various transaction costs such as legal and filing fees, other professional fees, as well as certain integration-related costs.

Nine months ended September 30, 2019 compared to September 30, 2018. Acquisition-related costs for the nine months ended September 30, 2019 and 2018 were $22.0 million and $1.4 million, respectively. The increase was due to the same factors as discussed above in the quarterly section.

Restructuring and Integration Costs

Three months ended September 30, 2019 compared to September 30, 2018.  Restructuring and integration costs for the three months ended September 30, 2019 and 2018 were $4.8 million and $0.0 million, respectively. The increase is due to severance costs and integration and conversion costs recorded in the third quarter of 2019 related to the USAA AMCO Acquisition.

Nine months ended September 30, 2019 compared to September 30, 2018.  Restructing and integration costs were $6.6 million and $0.7 million, respectively, for the nine months ended September 30, 2019 and 2018, with the increase due to the same factors as discussed above in the quarterly section.

Interest Income and Other Income/(Expense)

Three months ended September 30, 2019 compared to September 30, 2018. Interest income and other income/(expense) was income of $2.7 million for the three months ended September 2019 compared to expense of $0.2 million for the same period in 2018. The increase was primarily due to a gain on sale of an equity method investment in Cerebellum Capital, LLC (“Cerebellum Capital”).

Nine months ended September 30, 2019 compared to September 30, 2018. For the nine months ended September 30, 2019 and 2018, interest income and other income/(expense) was income of $5.2 million and expense of $0.2 million, respectively. The increase was primarily due to the same factors as discussed above in the quarterly section, as well as net unrealized gains on deferred compensation plan investments and higher yields on our cash invested in money market accounts.

Interest Expense and Other Financing Costs

Three months ended September 30, 2019 compared to September 30, 2018. Interest expense and other financing costs were $16.9 million for the three months ended September 30, 2019, compared to $4.5 million for the same period in 2018 due to the Company entering into the 2019 Credit Agreement, dated July 1, 2019, inconjunction with the USAA AMCO Acquisition. All indebtedness outstanding under the previous credit agreement was repaid and terminated as of July 1, 2019. Refer to Note 9, Debt, to the accompanying financial statements for further details on the 2019 Credit Agreement.

Nine months ended September 30, 2019 compared to September 30, 2018.  For the nine months ended September 30, 2019 and 2018, interest expense and other financing costs were $26.0 million and $16.3 million, respectively, primarily due to the same factors as discussed above in the quarterly section.

Loss on Debt Extinguishment

Three months ended September 30, 2019 compared to September 30, 2018. Loss on debt extinguishment was $7.4 million and $0.0 million, respectively, for the three months ended September 30, 2019 and 2018. The Company wrote-off unamortized debt issuance costs and unamortized debt discount due to (i) the termination of the previous credit agreement, dated February 2018. ($5.5 million) and (ii) accelerating the paydown of debt principal under the 2019 Credit Agreement ($1.9 million). The Company paid down $63.0 million of debt during the third quarter of 2019. Refer to Note 9, Debt, to the accompanying financial statements for further details on the 2019 Credit Agreement.

Nine months ended September 30, 2019 compared to September 30, 2018. Loss on debt extinguishment was $7.4 million for the nine months ended September 30, 2019, due to the same factors as discussed above in the quarterly section. During the same period last year, the Company incurred a $6.1 million loss on debt extinguishment due to the termination of a previous credit agreement (dated October 2014).

Income Tax Expense

Three months ended September 30, 2019 compared to September 30, 2018. The effective tax rate for the three months ended September 30, 2019 and 2018 was 23.7% and 24.2%, respectively. The decrease in the effective tax rate was primarily due to higher excess tax benefits on share-based compensation net of expense related to recognizing a liability for unrecorded tax benefits.

Nine months ended September 30, 2019 compared to September 30, 2018.  For the nine months ended September 30, 2019 and 2018, the effective tax rate was 24.0% and 24.8%, respectively, due to the same factors as discussed above in the quarterly section. Refer to Note 8, Income Taxes, for further details on our income taxes.

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

The following table sets forth a reconciliation from GAAP financial measures to non-GAAP measures for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Reconciliation of non-GAAP financial measures:
Net income (GAAP)	$25,992	$20,590	$54,902	$49,789
Income tax expense	(8,058)	(6,562)	(17,343)	(16,430)
Income before income taxes	$34,050	$27,152	$72,245	$66,219
Interest expense(1)	18,388	4,053	25,854	16,376
Depreciation(2)	682	775	1,865	2,247
Other business taxes(3)	146	350	1,125	1,168
Amortization of acquisition-related intangible assets(4)	7,086	4,799	16,388	15,670
Stock-based compensation(5)	4,326	4,005	9,125	11,295
Acquisition, restructuring and exit costs(6)	24,452	1,647	31,804	2,725
Debt issuance costs(7)	10,002	373	10,732	7,436
Pre-IPO governance expenses(8)	—	—	—	138
Earnings/losses from equity method investments(9)	(2,837)	167	(2,683)	506
Adjusted EBITDA	$96,295	$43,321	$166,455	$123,780

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Reconciliation of non-GAAP financial measures:
Net income (GAAP)	$25,992	$20,590	$54,902	$49,789
Adjustments to reflect the operating performance of the Company:
i. Other business taxes(3)	146	350	1,125	1,168
ii. Amortization of acquisition-related intangible assets(4)	7,086	4,799	16,388	15,670
iii. Stock-based compensation(5)	4,326	4,005	9,125	11,295
iv. Acquisition, restructuring and exit costs(6)	24,452	1,647	31,804	2,725
v. Debt issuance costs(7)	10,002	373	10,732	7,436
vi. Pre-IPO governance expenses(8)	—	—	—	138
Tax effect of above adjustments(10)	(11,503)	(2,794)	(17,293)	(9,608)
Adjusted Net Income	$60,501	$28,970	$106,783	$78,613
Tax benefit of goodwill and acquired intangibles(11)	$6,802	$3,318	$13,523	$9,958

Adjustments made to GAAP Net Income to calculate Adjusted EBITDA and Adjusted Net Income, as applicable, are:

(1)	Adding back interest paid on debt and other financing costs, net of interest income.
(2)	Adding back depreciation on property and equipment.
(3)	Adding back other business taxes.
(4)	Adding back amortization expense on acquisition‑related intangible assets.
(5)

Adding back stock‑based compensation associated with equity awards issued from pools created in connection with the management‑led buyout and various acquisitions and as a result of equity grants related to the IPO.

(6)	Adding back direct incremental costs of acquisitions and the IPO, including restructuring costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Acquisition-related costs	$16,386	$1,451	$21,950	$1,446
Restructuring and integration costs	4,841	—	6,629	702
General and administrative	2,020	—	2,020	267
Personnel compensation and benefits	1,205	—	1,205	—
Interest income and other income/(expense)	—	196	—	310
Total acquisition, restructuring and exit costs	$24,452	$1,647	$31,804	$2,725

(7)	Adding back debt issuance cost expense.
(8)	Adding back pre‑IPO governance expenses paid to the Company’s private equity partners that terminated as of the completion of the IPO.
(9)	Adjusting for earnings/losses on equity method investments.
(10)	Subtracting an estimate of income tax expense applied to the sum of the adjustments above.
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

Liquidity and Capital Resources

Our primary uses of cash relate to repayment of our debt obligations, funding of acquisitions and working capital needs, and beginning in the third quarter of 2019, payment of dividends, which are all expected to be met through cash generated from our operations and available capital resources. The following table shows our liquidity position as of September 30, 2019 and December 31, 2018.

	September 30,	December 31,
(in thousands)	2019	2018
Cash and cash equivalents	$78,963	$51,491
Accounts and other receivables	86,446	44,120
Undrawn commitment on revolving credit facility	100,000	100,000
Accounts and other payables	(146,707)	(50,578)

We manage our cash balances in order to fund our day-to-day operations. Our accounts receivable consist primarily of investment management fees that have been earned but not yet received from clients. Included in other receivables are income and other taxes receivable and amounts receivable from the funds. We perform a review of our receivables on a monthly basis to assess collectability. We maintained a $100.0 million revolving credit facility at September 30, 2019 (under the 2019 Credit Agreement) and December 31, 2018 (under the previous credit agreement terminated on July 1, 2019) which had $100.0 million undrawn as of September 30, 2019 and December 31, 2018.

2019 Credit Agreement

On July 1, 2019, concurrent with the USAA AMCO Acquisition, the Company (i) entered into the 2019 Credit Agreement, (ii) repaid all indebtedness outstanding under the previous credit agreement (dated February 2018), and (iii) terminated the previous credit agreement.

The purchase price paid in cash at closing was financed using a combination of the 2019 Credit Agreement and the Company’s balance sheet resources. The 2019 Credit Agreement, dated as of July 1, 2019, was entered into among Victory, as borrower, the lenders from time to time party thereto and Barclays Bank PLC, as administrative agent and collateral agent, pursuant to which we obtained a seven-year term loan in an aggregate principal amount of $1.1 billion and established a five-year revolving credit facility (which was unfunded as of the closing date) with aggregate commitments of $100.0 million (with a $10.0 million sub-limit for the issuance of letters of credit). Amounts outstanding under the 2019 Credit Agreement bear interest at an annual rate equal to, at the option of the Company, either LIBOR (adjusted for reserves) plus a margin of 3.25% or an alternate base rate plus a margin of 2.25%.

A total of $63.0 million of the outstanding term loans under the 2019 Credit Agreement was repaid in the third quarter of 2019. Subsequent to September 30, 2019 and through October 31, 2019, we repaid an additional $40.0 million, for a total principal debt reduction of $103.0 million since July 1, 2019, thus satisfying the required principal amortization of 1.00% per annum through the term of the loan, June 2026.

Refer to Note 4, Acquisitions, and Note 9, Debt, to the accompanying financial statements for further details on the USAA AMCO Acquisition and the 2019 Credit Agreement.

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

Cash Flows

The following table is derived from our accompanying unaudited Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
(in thousands)	2019	2018
Net cash provided by operating activities	$167,685	$99,897
Net cash used in investing activities	(845,888)	(7,655)
Net cash provided by (used in) financing activities	705,708	(79,968)

Operating Activites  – Cash provided by operating activities during the nine months ended September 30, 2019 was $167.7 million, compared to $99.9 million of cash provided by operating activities for the same period in 2018. The $67.8 million increase in cash provided by operating activities was primarily due to a $67.5 million net increase in working capital source of cash and a $5.1 million increase in net income, partially offset by a $4.9 million net decrease in certain non-cash items.

The net increase in working capital source of cash was primarily due to accounts payable and accrued expenses and compensation which was a $74.7 million source of cash for the nine months ended September 30, 2019 compared to a $2.7 million use of cash for the same period last year, due to the timing of new operating expenses as a result of the USAA AMCO Acquisition. The acquisition introduced new operating expenses that the Company did not incur prior to the acquisition, such as distribution costs paid to third parties and USAA, sub-transfer agent service costs, 529 College Savings Plan expenses, and direct member channel expenses.

Accounts receivables were an $11.4 million use of cash for the nine months ended September 30, 2019 compared to a $5.4 million source of cash for the nine months ended September 30, 2018 due to an increase in revenue.

Investing Activities – Cash used in investing activities during the nine months ended September 30, 2019 was $845.9 million and consisted primarily of $851.3 million paid in cash at the July 1, 2019 closing of the USAA AMCO Acquisition, partially offset by $10.6 million in proceeds from the Company selling 100% of its equity investment in Cerebellum Capital, LLC (“Cerebellum”).

For the nine months ended September 30, 2018, cash used in investing activities was $7.7 million and consisted of $3.0 million of additional equity investments in Cerebellum, net trading activity of $2.9 million and $1.7 million of property and equipment purchases. The nature of our trading activites are further described in Note 2, Significant Accounting Policies, to the condensed consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Financing Activities  – Cash provided by financing activities during the nine months ended September 30, 2019 was $705.7 million and was mostly attributable to $1,069 million of net proceeds from the 2019 Credit Agreement, partially offset by the repayment and termination of the previous credit agreement (dated February 2018) of $280.0 million. Victory also paid $63.0 million of the outstanding term loans under the 2019 Credit Agreement in the third quarter of 2019. Subsequent to September 30, 2019 and through October 31, 2019, the Company repaid an additional $40.0 million, for a total principal debt reduction of $103.0 million since July 1, 2019, thus satisfying the required principal amortization of 1.00% per annum through the term of the loan, June 2026. The Company also paid a dividend in the third quarter of 2019 to stockholders in the amount of $3.4 million and $0.5 million in cash bonuses and distributions related to dividends previously declared upon vesting of restricted stock and stock option awards.

Cash used in financing activities for the same period in 2018 was $80.0 million and consisted of the repayment and termination of a previous credit agreement (dated October 2014) of $580.0 million, partially offset by $356.6 million of net proceeds from the previous credit agreement, dated February 2018, and $156.5 million in the generation of net IPO proceeds.

Contractual Obligations

Effective July 1, 2019, we entered into the 2019 Credit Agreement in connection with our closing of the USAA AMCO Acquisition. In connection with our entry into the 2019 Credit Agreement, we repaid all indebtedness outstanding under the previous credit agreement (dated February 2018). The previous credit agreement and the credit documents entered in connection therewith were terminated on the closing date. A total of $63.0 million of the outstanding term loans under the 2019 Credit Agreement was repaid in the third quarter of 2019. Subsequent to September 30, 2019 and through October

31, 2019, we repaid an additional $40.0 million, for a total principal debt reduction of $103.0 million since July 1, 2019, thus satisfying the required principal amortization of 1.00% per annum through the term of the loan, June 2026. For further discussion regarding the USAA AMCO Acquisition and related entry into and termination of credit agreements, refer to Note 4, Acquisitions, to the accompanying financial statements.

In conjunction with the Company relocating its Corporate headquarters for the global investment management business from Brooklyn, Ohio to San Antonio, Texas, Victory entered into a lease agreement in mid-November to occupy the premises at 15935 La Cantera Parkway, San Antonio, Texas 78256 through January 15, 2027.

The Company recorded $102.8 million in contingent consideration arrangement liabilities representing the USAA AMCO Acquisition earn-out payment liability, which is included in “Consideration payable for acquisition of business” in the accompanying unaudited Condensed Consolidated Balance Sheets. A maximum of $150.0 million ($37.5 million per year) in contingent payments is payable to sellers based on the annual revenue of USAA Adviser attributable to all “non-managed money”-related AUM in each of the first four years following the closing.

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

The Company announced the initiation of quarterly cash dividends in August 2019 and paid the first quarterly dividend in September 2019. Holders of restricted stock awards that are unvested at the time the quarterly dividends are declared are entitled to be paid these dividends as and when the restricted stock vests.

As of September 30, 2019 and December 31, 2018, the amount of cash bonuses and distributions related to dividends previously declared on unvested and outstanding restricted share awards and stock options totaled $1.2 million and $1.8 million, respectively, which was not recorded as a liability as of the balance sheet date. A liability will be recorded for these cash bonuses and dividends when the restricted shares and options vest.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Substantially all of our revenues are derived from investment management, fund administration and distribution fees, which are primarily based on the market value of our AUM. Accordingly, our revenues and net income may decline as a result of our AUM decreasing due to depreciation of our investment portfolios. In addition, such depreciation could cause our clients to withdraw their assets in favor of other investment alternatives that they perceive to offer higher returns or lower risk, which could cause our revenues and net income to decline further.

The value of our AUM was $145.8 billion at September 30, 2019. A 10% increase or decrease in the value of our AUM, if proportionately distributed over all of our strategies, products and client relationships, would cause an annualized increase or decrease in our revenues of approximately $85.3 million at our weighted-average fee rate of 58.5 basis points for the quarter ended September 30, 2019. Because of declining fee rates from larger relationships and differences in our fee rates across investment strategies, a change in the composition of our AUM, in particular, an increase in the proportion of our total AUM attributable to strategies, clients or relationships with lower effective fee rates, could have a material negative impact on our overall weighted-average fee rate. The same 10% increase or decrease in the value of our total AUM, if attributed entirely to a proportionate increase or decrease in the AUM of the Victory Funds and USAA Funds, to which we provide a range of services in addition to those provided to institutional separate accounts, would cause an annualized increase or decrease in our revenues of approximately $95.3 million at the Victory Funds’ and USAA Funds’ aggregate weighted-average fee rate of 65.3 basis points for the quarter ended September 30, 2019. If the same 10% increase or decrease in the value of our total AUM was attributable entirely to a proportionate increase or decrease in the assets of our institutional separate accounts, it would cause an annualized increase or decrease in our revenues of approximately $51.9 million at the weighted-average fee rate across all of our institutional separate accounts of 35.6 basis points for the quarter ended September 30, 2019.

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

We have not adopted a corporate-level risk management policy to manage this exchange rate risk. Assuming 8% of our AUM are invested in securities denominated in currencies other than the U.S. dollar and excluding the impact of any hedging arrangement, a 10% increase or decrease in the value of the U.S. dollar would decrease or increase the fair value of our AUM by approximately $1,167 million, which would cause an annualized increase or decrease in revenues of approximately $6.8 million at our weighted-average fee rate for the business of 58.5 basis points for the quarter ended September 30, 2019.

We operate in several foreign countries and incur operating expenses associated with these operations. In addition, we have revenue and revenue-sharing arrangements that are denominated in non-U.S. currencies. We do not believe foreign currency fluctuations materially affect our results of operations.

Interest Rate Risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. At September 30, 2019, we were exposed to interest rate risk as a result of the amounts outstanding under the 2019 Credit Agreement. Refer to Note 9, Debt, to the accompanying financial statements for a description of the amounts outstanding as of such date and the applicable interest rate.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) at September 30, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the quarter ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On August 28, 2019, our Board of Directors authorized the Company to repurchase up to an aggregate of $15.0 million of the Company’s Class A common stock through December 31, 2020. The share repurchase program authorized in 2018 for $15.0 million of the Company’s Class A common stock was completed in September 2019. These repurchases may be made in privately negotiated transactions, through block trades, pursuant to open market purchases, or pursuant to any trading plan adopted in compliance with Rule 10b5-1. The manner, timing, share number and price, of the repurchases will be determined by the Company, subject to market conditions, applicable securities laws, alternative investment opportunities and other factors. The Board’s authorization does not obligate the Company to acquire any particular amount of Class A common stock, and may be modified, suspended or terminated at any time. The following table sets out information regarding purchases of equity securities by the Company for the three months ended September 30, 2019.

			Total Number of Shares	Approximate Dollar Value
	Total Number of	Average Price	of Class A Common	That May Yet Be Purchased
	Shares of Class A	Paid Per Share	Stock Purchased as Part of	Under Outstanding
	Common Stock	of Class A	Publicly Announced	Plans or Programs
Period	Purchased	Common Stock	Plans or Programs	(in millions)
July 1-31, 2019	89,716	$18.59	89,716	$2.0
August 1-31, 2019	118,537	16.19	118,537	15.1
September 1-30, 2019	91,643	16.56	91,643	13.6
Total	299,896	$17.02	299,896

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description
10.1

Amendment No. 1 to the Stock Purchase Agreement with USAA Investment Corporation and USAA Capital Corporation, dated as of June 28, 2019 (filed as Exhibit 2.2 to the Company’s Report on Form 8-K, File No. 001-38388, on July 1, 2019, and incorporated herein by reference).

10.2

2019 Credit Agreement among the Company, the lenders from time to time party thereto and Barclays Bank PLC, dated as of July 1, 2019 (filed as Exhibit 10.1 to the Company’s Report on Form 8-K, File No. 001-38388, on July 1, 2019, and incorporated herein by reference).

10.3	Amendment and Restatement of the Victory Capital Management Inc. Deferred Compensation Plan, dated as of November 13, 2019.
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101

The following information formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2019 and 2018, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018, (v) Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2019 and 2018; the three months ended June 30, 2019 and 2018 and the three months ended September 30, 2019 and 2018(vi) Notes to Unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2019 and 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of November, 2019.

VICTORY CAPITAL HOLDINGS, INC.

By:	/s/ MICHAEL D. POLICARPO
	Name:	Michael D. Policarpo
	Title:	President, Chief Financial Officer and Chief Administrative Officer