Form 10-K
period 2019-12-31
Victory Capital Holdings, Inc.
filed 2020-03-13
CIK 1570827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                                to

Commission file number: 001-38388

Victory Capital Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	32-0402956
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15935 La Cantera Parkway, San Antonio, Texas (Address of principal executive offices)	78256 (Zip Code)

(216) 898-2400

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 Par Value	VCTR	The Nasdaq Stock Market LLC

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange  Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Aggregate market value of Class A common stock held by non-affiliates of the registrant as of June 28, 2019 was $258 million.

The number of outstanding shares of the registrant's Class A common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, as of February 28, 2020 was 16,636,811 and 51,256,188, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement related to its 2020 Annual Stockholders’ Meeting to be filed within 120 days of the end of the fiscal year ended December 31, 2019, are incorporated by reference into Part III hereof. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the registrant’s proxy statement is not deemed to be filed as part hereof.

Forward‑Looking Statements

This Annual Report on Form 10-K contains forward‑looking statements within the meaning of federal securities law. The forward‑looking statements may include, without limitation, statements concerning our current expectations, estimates, assumptions, and beliefs concerning future events, conditions, plans, and strategies that are not historical fact. Any statement that is not historical in nature is a forward-looking statement and may be identified by the use of words and phrases such as “may,” “believes,” “intends,” “seeks,” “anticipates,” “plans,” “estimates,” “expects,” “should,” “assumes,” “continues,” “could,” “will,” “future” and the negative of these or similar phrases.

Forward‑looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Although we believe the expectations reflected in the forward‑looking statements are reasonable, we can give no assurance that these expectations will prove to have been correct. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. Such forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties.

Many factors mentioned in “Item 1A. Risk Factors” will be important in determining future results. Should one or more of these risks or assumptions materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. You are advised, however, to consult any further disclosures we make on related subjects in the quarterly, periodic and annual reports we file with the United States Securities and Exchange Commission (the “SEC”). All forward‑looking statements speak only as of the date made and we undertake no obligation to update or revise publicly any forward‑looking statements, whether as a result of new information, future events or otherwise.

The following text is qualified in its entirety by reference to the more detailed information and consolidated financial statements (including the notes thereto) appearing elsewhere in this Annual Report on Form 10-K. Unless the context otherwise requires, references in this Annual Report to “we,” “our,” “us,” “Victory” or the “Company” shall mean Victory Capital Holdings, Inc., a Delaware corporation, and its wholly-owned subsidiaries. All references to years, unless otherwise noted, refer to our fiscal year which ends on December 31.

Note Regarding Third-Party Information

This Annual Report on Form 10-K includes certain market and industry data and forecasts related thereto that we rely on and refer to. We obtained this information and these statistics from sources other than us, which we have supplemented where necessary with information from publicly available sources and our own internal estimates. We use these sources and estimates and believe them to be reliable, but we cannot give any assurance that any of the projected results will be achieved.

Item 1.	Business.

Overview – We are a diversified global asset management firm with $151.8 billion in assets under management (“AUM”) as of December 31, 2019. The Company operates a next-generation business model combining boutique investment qualities with the benefits of a fully integrated, centralized operating and distribution platform.

Victory Capital provides specialized investment strategies to institutions, intermediaries, retirement platforms and individual investors. With nine autonomous Investment Franchises and a Solutions Platform, Victory Capital offers a wide array of investment styles and investment vehicles including, actively managed mutual funds, separately managed accounts, rules-based and active exchange traded funds (“ETFs”), multi-asset class strategies, custom-designed solutions and a 529 College Savings Plan. As of December 31, 2019, our Franchises and our Solutions Platform collectively managed a diversified set of 116 investment strategies for a wide range of institutional and retail clients and direct members.

Our design logos and the marks “Victory Capital,” “Victory Capital Management,” “Victory Capital Advisers,” “Victory Funds,” “VictoryShares,” “CEMP,” “CEMP Volatility Weighted Indexes,” “INCORE Capital Management,” “Integrity,” “Integrity Asset Management,” “Munder,” “Munder Capital Management,” “The Munder Funds,” “NewBridge,” “NewBridge Asset Management,” “RS Funds,” “RS Investments,” “Sophus Capital,” “Sycamore Capital,” “Trivalent Investments,” “USAA Investments” and “USAA Mutual Funds” are owned or licensed for a period of time by us or one of our subsidiaries. All other trademarks, service marks and trade names appearing in this report are the property of their respective owners.

Franchises – Our Franchises are operationally integrated but are separately branded and make investment decisions independently from one another within guidelines established by their respective investment mandates that we monitor. Our integrated model creates a supportive environment in which our investment professionals, for the most part unencumbered by administrative and operational responsibilities, can focus on their pursuit of investment excellence. Victory Capital Management Inc. (“VCM”), is a single registered investment advisor (“RIA”), employs all of our U.S. investment professionals across our Franchises, which are not separate legal entities.

Solutions – Our Solutions Platform consists of multi‑Franchise and customized solutions strategies that are primarily rules‑based. We offer our Solutions Platform through a variety of vehicles, including separate accounts, mutual funds and VictoryShares which is our ETF brand. Like our Franchises, our Solutions Platform is operationally integrated and supported by our centralized distribution, marketing and operational support functions.

Our centralized key functions include distribution, marketing, trading, middle‑ and back‑office administration, technology, legal, human resources, compliance and finance. Our integrated model aims to “centralize, not standardize”. We believe by providing our Franchises with control over their selection of, and everyday use of, portfolio management tools, risk analytics and other investment‑related functions, we can minimize disruptions to their investment process and ensure that they are able to invest in the fashion that they find most optimal.

Business Attributes – In addition to our integrated business model, we believe there are four main attributes that differentiate us from other publicly traded investment management firms;

1)

We have constructed a set of distinct investment approaches to generate alpha over a full market cycle through security selection and portfolio construction. We believe our strategies and our approach will drive our future growth.

2)

We have a track record of successfully sourcing, executing and integrating strategic acquisitions and making these acquisitions financially attractive by integrating the acquired entity onto our centralized operating platform. In addition, we have been able to expand the distribution for the products of the acquired entities through our centralized distribution platform.

3)

We have a diversified business that offers a suite of active products and hybrid rules‑based products across a wide range of asset classes and distinct investment approaches, to a broad and diverse group of institutional, retail intermediary and direct clients. We offer our 116 investment strategies through nine Franchises and our Solutions Platform, with no Franchise accounting for more than 28% of total AUM as of December 31, 2019. Each of our Franchises employs a different investment approach, which we believe leads to diversification in investment return streams among Franchises, even when asset classes overlap. These factors also mitigate key man risk.

4)

We foster a culture that encourages long‑term thinking through promoting meaningful employee ownership. We have a high degree of employee ownership, with approximately 87% of our employees beneficially owning approximately 23% of our shares as of December 31, 2019. Many of such employees have purchased their equity interests in our firm. In addition, as of December 31, 2019 our current and former employees have collectively invested $182 million in products we manage, directly aligning their investment outcomes with those of our clients.

USAA AMCO Acquisition – Victory’s transformative acquisition of the USAA Mutual Fund Business increased AUM by $81.1 billion and significantly impacted our financial results for the six and twelve months ended December 31, 2019. The acquisition not only increased assets under management and revenue, but also introduced additional personnel expenses and new and additional operating expenses such as third party distribution costs, expenses related to a transfer services agreement with USAA, 529 College Savings Plan, and direct member channel expenses that the Company did not incur prior to the acquisition. In conjunction with the USAA AMCO Acquisition, the Company entered into a credit agreement (the “2019 Credit Agreement”), dated July 1, 2019, and obtained a seven-year term loan in an aggregate principal amount of $1.1 billion. All indebtedness outstanding under the Company’s previous credit agreement was repaid and terminated as of July 1, 2019.

The USAA AMCO Acquisition expanded and diversified our investment platform, particularly in the fixed income and solutions asset classes, and increased our size and scale. Additional products added to our investments platform include target date and target risk strategies, managed volatility mutual funds, active fixed income ETFs, sub-advised and multi-manager equity funds. We have also added to our lineup of asset allocation portfolios and smart beta equity ETFs. Through the acquisition, the Company has the rights to offer products and services using the USAA brand for a certain period of time and the opportunity to offer its products to USAA members through a direct member channel. In addition, we have entered into a referral agreement with USAA for members that are interested in investing in USAA Funds or USAA 529 College Savings Plan.

Total consideration for the USAA AMCO Acquisition was $950.1 million, comprising of $851.3 million of cash paid at closing and $98.8 million as the estimated fair value of contingent consideration as of the acquisition date. A maximum of $150.0 million ($37.5 million per year) in contingent payments is payable to sellers based on the annual revenue of USAA Adviser attributable to all “non-managed money”-related AUM in each of the first four years following the closing date. As of December 31, 2019, the estimated fair value of the contingent consideration was $118.7 million. Refer to Note 4, Acquisitions, to the audited consolidated financial statements for further discussion on the USAA AMCO Acquisition, as well as Note 11, Debt, for further discussion on the 2019 Credit Agreement.

Acquisition Strategy – Since our management‑led buyout with Crestview Partners II GP, L.P. (“Crestview GP”) from KeyCorp in August 2013, we have completed four acquisitions and grown our AUM from $17.9 billion to $151.8 billion as of December 31, 2019. We regularly evaluate potential acquisition candidates and maintain a strong network of industry participants and advisors that provide opportunities to establish potential target relationships and source transactions. Our management leads and participates in our acquisition strategy, leveraging their many years of experience actively operating our Company on a day‑to‑day basis towards successfully sourcing, executing and integrating acquisitions. We continue to seek to make strategic acquisitions that will add high quality investment teams, that enhance our growth and financial profile, improve our diversification by asset class and investment strategy, achieve our integration and synergy expectations, expand our distribution capabilities, optimize our operating platform, and advance our technology resources.

We believe, based on our successful acquisition track record, that there is a significant opportunity for us to grow through additional acquisitions. We believe the universe of potential acquisition targets has grown as a result of the evolution of the industry.

Through our acquisitions to date, we have added Franchises we believe can outperform the market, and where we have a strong understanding of the core business’s ability to drive growth for those Franchises and our Company as a whole. We believe our deliberate repositioning of our business through acquisitions has equipped us with more compelling investment strategies in more competitive asset classes, providing us with a next generation investment management platform. We continually evaluate and make investments to improve our operating platform. For example, in 2017 we acquired a minority interest in Cerebellum Capital LLC (“Cerebellum”), an investment management firm specializing in machine learning. During 2019, we divested this investment, realizing a gain and retained rights to utilize the technology on our platform.

We offer our clients an array of equity, fixed income and solutions strategies that encompass a diverse spectrum of market capitalization segments, investment styles and approaches. We believe that these strategies are positioned to attract positive net flows and maintain stable fee rates over the long term.

As outlined below, our business is diversified on multiple fronts, including by asset class, Franchise and Solutions Platform, and investment vehicle.

Data as of December 31, 2019.

Within individual asset classes, our Franchises employ different investment approaches. This diversification reduces the correlation between return streams generated by multiple Franchises investing within the same asset class. For example, we have two Franchises (Trivalent and Sophus) focused on Emerging Markets within global/non‑U.S. equity, each with a different investment approach. Trivalent’s investment team primarily focuses on quantitative analysis for stock selection. Sophus employs a front‑end quantitative screen balanced to first rank stocks, then further applies fundamental research to make investment decisions. Due to the differences in investment approaches, each Franchise has a different return profile for investors in different market environments while having exposure to their desired asset classes.

Our multi‑channel distribution capabilities provide another degree of diversification, with approximately 49% of our AUM from the direct member channel clients, 26% institutional clients and 25% from retail clients as of December 31, 2019. Within these channels, clients are further diversified among intermediary (broker dealer and RIAs) platforms, sub advisory relationships, corporate and public entities, insurance companies, 529 college saving plan participants, Taft-Hartley plans, endowments and family offices. We believe this broad diversification of customers has a stabilizing effect on revenue, as various types of investors have unique demand patterns and respond differently to trends and market cycles.

We believe we have created a strong alignment of interests with clients and shareholders through employee ownership, our Franchise revenue share structure and employee investments in Victory products. Notably, a significant number of our employee shareholders acquired their equity in connection with the management‑led buyout with Crestview GP from KeyCorp, as well as in connection with the USAA AMCO Acquisition, RS Acquisition and the Munder Acquisition. We believe the opportunity to own equity in a well‑diversified investment management company is attractive, both to existing employees and those who join as part of acquisitions. We principally compensate our investment professionals through a revenue share program, which we believe further incentivizes our investment professionals to focus on investment performance, while simultaneously minimizing potential distractions from the expense allocation process that would be involved in a profit‑sharing program. We believe the combination of these mechanisms has promoted long‑term thinking, an enhanced client experience and ultimately the creation of value for our shareholders.

Our senior management team, Franchies’ Chief Investment Officers (the “CIOs”) and sales leaders are highly experienced in the industry, each bringing significant expertise to his or her role, having tenures on average of 20 years or more.

Competitive Strengths – We believe we have significant competitive strengths that position us for sustained growth over the long term.

Integrated Model Providing Investment Boutique Autonomy, Centralized Distribution, Marketing and Support Functions to Investment Franchises – We believe our integrated model allows us to achieve the benefits from both the scale of large managers and the focus of boutique managers. Our Franchises retain investment autonomy while benefiting from our centralized middle‑ and back‑office functions. We have demonstrated an ability to integrate our Franchises onto our flexible infrastructure without significantly increasing incremental fixed costs, which is a key component to the scalability of our model. Our structure enables our Franchises to focus their efforts on the investment process, providing them the platform to enhance their investment performance and consequently their growth prospects. Our centralized operations allow our Franchises to customize their desired investment support functions in ways that are best suited for their investment workflow. Through our centralized distribution platform, our Franchises are able to efficiently sell their products to institutional investors, retirement plans, brokerages, wealth managers and direct clients, which can be challenging for smaller managers to gain access.

Within our model, each Franchise retains its own brand and logo, which it has built over time. Unlike other models with unified branding, there is no requirement for newly acquired Franchises to adjust their product set due to pre‑existing products on our platform; they are marketed under their own brand as they were previously. Because of this dynamic, we have the flexibility to add new Franchises either to gain greater exposure to certain asset classes or increase capacity in places where we already have exposure.

Proven Acquirer with Compelling Proposition – We believe our platform will allow us to continue to be a strategic acquirer within the investment management industry, providing us with an opportunity to further grow and scale our business. Through several transactions, we have demonstrated an ability to successfully source, execute and integrate new Franchises.

We believe our integrated model is compelling for potential acquisition prospects. Under our model, Franchises retain the brands they have built as well as autonomy over their investment decisions, while simultaneously benefiting from the ability to leverage our centralized distribution, marketing and operations platform. Our model further relieves our Franchises of much of their administrative burdens and allows them instead to focus on the investment process, which we believe provides them a platform to enhance their investment performance. By offering a platform on which Franchises can focus on their core competencies, grow their client base faster and participate in a revenue share program, we believe we are providing an attractive proposition. Furthermore, we believe Victory equity is attractive to Franchise investment personnel, as these personnel receive the advantage of sharing in the potential upside of the entirety of our diversified investment management business.

Because we integrate a significant portion of each Franchise’s distribution, operational and administrative functions, we have been able to extract significant expense synergies from our acquisitions, enabling us to create greater value from transactions. For example, in the USAA AMCO Acquisition, which closed on July 1, 2019, we successfully achieved net annual expense synergies of $117 million for the year ended December 31, 2019, which represents approximately 28% of USAA Adviser’s expenses in 2018. We expect to realize an additional $3 million in annual expense synergies during 2020. We incurred $27 million of one‑time expenses in 2019, and expect to incur additional one-time expenses totaling $23 million in 2020, to achieve those synergies.

We will seek to continue to augment our next generation investment management platform by focusing on acquisition candidates that make our investment platform better, that expand our distribution capabilities, that optimize our operating platform and achieve our integration and synergy expectations.

Portfolio of Investment Strategies with Potential for Outperformance – In assembling our portfolio of Franchises, we have selected investment managers offering strategies in asset classes where active managers have shown an established track record of outperformance relative to benchmarks through security selection and portfolio construction. We continue to build our platform to address the needs of clients who would like exposure to asset classes that have potential for alpha generation. We find that larger industry trends of flows moving from actively managed strategies to passive ones are not as pronounced in certain of our asset classes.

Diversified Platform Across Investment Strategies, Franchises and Client Type – We have strategically built an investment platform that is diversified by investment strategy, Franchise and client type. Within each asset class, Franchises with overlapping investment mandates still contribute to our diversification by pursuing different investment philosophies and/or processes. For example, U.S. mid cap equities, which accounted for approximately 17% of total AUM as of December 31, 2019, consists of four Franchises, each following a different investment strategy. We believe the diversity in investment styles reduces the correlation between the return profiles of strategies within the same asset class, and consequently provides an additional layer of diversification of AUM and revenue stability.

We believe our AUM is well diversified at the Franchise level, with no Franchise accounting for more than 28% of total AUM. Furthermore, we believe our Franchises’ brand independence reduces the impact of each individual Franchise’s performance on clients’ perceptions of the other Franchises. The distribution of AUM by Franchise and the number of Franchises, as well as succession planning, mitigates the level of key man risk typically associated with investment management businesses.

We believe our client base serves as another important diversifying element, as different client segments have shown to have distinct characteristics, including asset class and product preferences, sales and redemptions trends, and exposure to secular trends. We strive to maintain a balance between direct-member, institutional, and retail clients, with 49%, 26% and 25% of our AUM as of December 31, 2019 in each of these channels, respectively. We also have the capability to deliver our strategies in investment vehicles designed to meet the needs and preferences of investors in each channel. These investment vehicles include mutual funds with channel‑specific share classes, institutional separate accounts, separately managed account (“SMA”) products, unified managed account (“UMA”) products, common trust funds (“CTFs”) products and ETFs. If a strategy is currently not offered in the wrapper of choice for a client, we have the infrastructure and ability to create a new investment vehicle, which helps our Franchises further diversify their client bases.

Attractive Financial Profile – Our revenues have shown to be recurring in nature, as they are based on the level of client assets we manage. The majority of our strategies are in asset classes that require specialized skill, are in demand and typically command commensurate higher fee rates. With the growth of our Solutions Platform, our average fee rate is likely to decline as that business continues to grow, however, our fee revenue is generated from strategies with differing return profiles, thus diversifying our revenue stream. Moreover, by managing these quantitative strategies on our integrated platform, we can earn higher than our firm-wide average margins on these products.

Because we largely outsource our middle‑ and back‑office functions, as well as technology support, we have relatively minimal capital expenditure requirements. Our integrated platform allows us the ability to make investments that benefit each Franchise and our Solutions Platform. Approximately two‑thirds of our operating expenses are variable in nature, consisting of the incentive compensation pool for employees, sales commissions, third‑party distribution costs, sub‑advising and the fees we pay to certain of our vendors.

We have identified three primary net income growth drivers; (i) we grow our AUM organically through inflows into our strategies and the market appreciation of those strategies; (ii) we have a proven ability to grow strategic and synergistic acquisitions; and (iii) we have constructed a scalable and efficient platform.

Economic and Structural Alignment of Interests Promotes Ownership Culture – Through our revenue share compensation model for our Franchises and broad employee ownership, we have structurally aligned our employees’ interests with those of our clients and other shareholders and have created an ownership culture that encourages employees to act in the best interests of clients and our Company shareholders, as well as to think long term. Additionally, our employees invest in products managed by our Franchises and Solutions Platform, providing direct alignment with the interests of our clients.

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

We believe the high percentage of employee ownership creates a collective alignment with our success. As of December 31, 2019, our employees beneficially owned approximately 23% of our shares. In addition to being aligned with our financial success through their equity ownership, our current and former employees collectively have invested approximately $182 million in products we manage as of December 31, 2019.

Our Growth Strategy – We have a purposeful strategy aimed to achieve continued growth and success for our Company and our Franchises. The growth we pursue is both organic and inorganic. We seek to grow organically by offering our clients strategies that are value-added to their overall portfolios with strong performance track records over the long term. We intend to continue to supplement our growth through disciplined acquisitions. We primarily seek to acquire investment management firms that will add high quality investment teams, that enhance our growth and financial profile, improve our diversification by asset class and investment strategy, achieve our integration expectations, expand our distribution capabilities and optimize our operating platform. One of our key advantages in a competitive sales process is our ability to provide access to new distribution channels. Our centralized distribution and marketing platform drives organic growth at our acquired Franchises both by opening new distribution channels, and penetrating deeper into existing ones, providing them with the support of our sales and marketing professionals while allowing them to focus on investment performance.

Organic Growth – A key driver of our growth strategy lies in enhancing the strength of our existing Franchises. We primarily do this by providing them with access to our operations platform, technology, centralized distribution and marketing. Largely unencumbered by the burdens of administrative and operational tasks, our investment professionals can focus on delivering investment excellence and maintaining strong client relationships. We also expect to help our Franchises through fund and share class launches and product development. We believe we are well positioned to help our Franchises grow their product offerings and diversify their client base, with the ability to offer their strategies in multiple investment vehicles to meet clients’ needs.

Our next generation integrated platform provides significant operating leverage to our Franchises and is a key factor in our continued success. As we continue to grow and expand, we will look for ways to invest in our operations, to achieve greater economies of scale and provide better services to our Franchises. We continue to expand our distribution capabilities as well, demonstrated by the USAA AMCO Acquisition. We continually look to the future, and as a result, our infrastructure investments can range from the immediate to the long term.

We believe there is significant growth potential in solutions products. Through our VictoryShares brand, we offer ETFs that seek to improve the risk, return and diversification profile of client portfolios. Our approach furthers our commitment to rules‑based investing and includes single‑ and multi‑factor strategies designed to provide a variety of outcomes, including maximum diversification, dividend income, downside mitigation, minimum volatility, thematic and targeted factor exposure. VictoryShares is designed to provide investors with rules‑based solutions that bridge the gap between the active and passive elements of their portfolios. Since the acquisition of the Compass Efficient Model Portfolios, LLC (the “CEMP Acquisition”) in 2015, our ETF products have grown from less than $200 million in AUM to approximately $5.4 billion in AUM as of December 31, 2019.

Our Franchises – As of December 31, 2019, we had our nine Franchises diversified across investment approaches, with no Franchise accounting for more than 28% of total AUM. Our Franchises are independent from one another from an investment perspective, maintain their own separate brands and logos, which they have built over time, and are led by dedicated CIOs. We customize each Franchise’s interactions with our centralized platform.

INCORE Capital Management – INCORE Capital Management uses niche and customized fixed income strategies focusing on exploiting structural inefficiencies in the U.S. fixed income markets. INCORE conducts extensive research that includes identifying slower prepayment rates on mortgages, market inefficiencies along particular areas of the yield curve, and proprietary quantitative credit quality modeling. INCORE is based in Birmingham, MI and Brooklyn, OH and managed $6.4 billion in AUM as of December 31, 2019. INCORE’s investment team consists of 12 professionals with an average industry experience of approximately 20 years.

Integrity Asset Management – Integrity Asset Management utilizes a dynamic value‑oriented approach to U.S. mid‑ and small‑capitalization companies. Integrity conducts fundamental stock research to find attractive companies that have compelling discounts to the prevailing market conditions. Integrity is based in Rocky River, OH, and managed $5.3 billion in AUM as of December 31, 2019. Integrity’s investment team consists of 12 professionals with an average industry experience of approximately 20 years.

Munder Capital Management – Munder Capital Management has an experienced team utilizing a “Growth‑at‑a‑Reasonable‑Price” (GARP) strategy in the U.S. equity markets designed to generate consistently strong performance over a market cycle. Munder performs extensive fundamental research in order to find attractive growth companies that it expects will exceed market expectations. Of the companies with independently determined growth attributes, valuation is applied to find the most inexpensive growth companies. Munder is based in Birmingham, MI, and managed $2.6 billion in AUM as of December 31, 2019. Munder’s investment team consists of nine professionals with an average industry experience of approximately 27 years.

NewBridge Asset Management – NewBridge Asset Management applies a high conviction growth‑oriented strategy focusing on U.S. large‑capitalization companies experiencing superior long‑term growth rates with strong management teams. Most of NewBridge’s team has worked together since 1996 doing fundamental research on high growth companies. NewBridge usually holds between 25 and 35 securities. NewBridge is based in New York, NY and managed $1.2 billion in AUM as of December 31, 2019. NewBridge’s investment team consists of six professionals with an average industry experience of approximately 23 years.

RS Investments – RS Investments is made up of three distinct investment teams: (i) RS Value, (ii) RS Growth and (iii) RS Global. RS Value and RS Growth apply an original and proprietary fundamental approach to investing in value and growth‑oriented U.S. equity strategies. The RS Value and RS Growth teams conduct hundreds of company research meetings each year. RS Global utilizes a highly disciplined quantitative approach to managing core‑oriented global and international equity strategies. RS Investments is based in San Francisco, CA and managed $12.2 billion in AUM as of December 31, 2019. RS Investments’ three investment teams consist of 19 professionals with an average industry experience of approximately 20 years.

Sophus Capital – Sophus Capital utilizes a disciplined quantitative process that accesses market conditions in emerging equity markets and rank orders attractive companies that are further researched from a fundamental basis. Sophus’ team members travel to companies to conduct fundamental research. Sophus is based in Des Moines, IA, with offices in London, Hong Kong and Singapore, and managed $2.0 billion in AUM as of December 31, 2019. Sophus’ investment team consists of 10 professionals with an average industry experience of approximately 18 years.

Sycamore Capital – Sycamore Capital applies a quality value‑oriented approach to U.S. mid‑ and small‑ capitalization companies. Sycamore conducts fundamental research to find companies with strong high‑quality balance sheets that are undervalued versus comparable high quality companies. Sycamore is based in Cincinnati, OH and managed $23.7 billion in AUM as of December 31, 2019. Sycamore’s investment team consists of 9 professionals with an average industry experience of approximately 16 years.

Trivalent Investments – Trivalent Investments utilizes a disciplined approach to stock selection across large to small companies in the international and emerging markets space. Trivalent’s investment strategy is primarily a proprietary quantitative process that drives stock selection across various countries. Trivalent frequently conducts reviews of stock selection rankings within a portfolio construction and risk management context in order to isolate performance to stock selection. Trivalent is based in Boston, MA, and managed $3.5 billion in AUM as of December 31, 2019. Trivalent’s investment team consists of seven professionals with an average industry experience of approximately 23 years.

USAA Investments – USAA Investments joined Victory with the USAA AMCO Acquisition on July 1, 2019. USAA’s investment team utilizes a rigorous process rooted in a team-oriented approach among portfolio managers, research analysts and traders. Their taxable and tax exempt portfolios are built bond by bond using a fundamental, bottoms up and yield-focused analysis. USAA Investments is based in San Antonio, TX and managed $42.6 billion in AUM as of December 31, 2019. USAA’s investment team consists of 34 professionals with an average industry experience of approximately 22 years.

Solutions Platform

Our Solutions Platform consists of multi‑asset, multi-manager, quantitative, rules-based, factor-based, and customized portfolios. These strategies are designed to achieve specific return characteristics, including thematic- and impact-investing outcomes. We offer our Solutions Platform through a variety of vehicles, including separate accounts, mutual funds, ETFs and active fixed income ETFs under our VictoryShares ETF brand. Like our Franchises, our Solutions Platform is operationally integrated and supported by our centralized distribution, marketing and operational support functions. Our Solutions Platform managed $52.2 billion in AUM as of December 31, 2019. Solutions Platform team consists of 14 professionals with an average industry experience of approximately 16 years.

Our Products and Investment Performance

As of December 31, 2019, our nine Franchises and Solutions Platform offered 116 investment strategies with the majority consisting of fixed income, U.S. small‑ and mid‑cap equities, global/non‑U.S. equities and solutions. These asset classes collectively comprised 91% of our $151.8 billion of total AUM, and 90% of $140.2 billion of long-term AUM, as of December 31, 2019.

Product Mix – Our investment strategies are offered through open‑end mutual funds, SMAs, UMAs, ETFs, CTFs and wrap separate account programs. Our product mix could expand, as we have the ability to add investment vehicles to any strategy that is offered by our Franchises.

Each individual asset class is diversified through the investment strategies of our Franchises, which each employ different investment approaches. Due to the differences in investment approaches, each of our Franchises has different return profiles for investors in different market environments while having exposure to their desired asset classes.

Investment Performance – Our Franchises have established a long track record of benchmark‑relative outperformance, including prior to their acquisition by us. As of December 31, 2019, 71% of our strategies by AUM had returns in excess of their respective benchmarks over a ten‑year period, 60% over a five‑year period and 64% over a three‑year period. On an equal‑weighted basis, 66% of our strategies have outperformed their benchmarks over a ten‑year period, 53% over a five‑year period and 51% over a three‑year period. We consider both the AUM‑weighted and equal‑weighted metrics in evaluating our investment performance. The advantage of the AUM‑weighted metric is that it reflects the investment performance of our Company as a whole, indicating whether we tend to outperform our benchmarks for the assets we manage. The disadvantage is that the metric fails to capture the overall effectiveness of our individual investment strategies; it does not capture whether most of our strategies tend to outperform their respective benchmarks. Conversely, the equal‑weighted metric reflects the overall effectiveness of our individual investment strategies, but fails to capture the investment performance of our Company as a whole.

The table below sets forth our 10 largest strategies by AUM as of December 31, 2019 and their average annual total returns compared to their respective benchmark index over the one‑, three‑, five‑ and 10‑year periods ended December 31, 2019. These strategies represented approximately 42% of our total AUM as of December 31, 2019.

Strategy/Benchmark Index	1 year	3 years	5 years	10 years
Sycamore Mid Cap Value	29.56%	11.07%	11.18%	13.95%
Russell Midcap Value	27.06%	8.10%	7.62%	12.41%
Excess Return	2.50%	2.97%	3.56%	1.54%
Sycamore Small Cap Value	28.01%	10.20%	12.05%	13.94%
Russell 2000 Value	22.39%	4.77%	6.99%	10.56%
Excess Return	5.62%	5.43%	5.06%	3.38%
USAA Income	11.65%	5.53%	4.44%	5.28%
Bloomberg Barclays US Aggregate	8.72%	4.03%	3.05%	3.75%
Excess Return	2.93%	1.50%	1.39%	1.53%
Integrity Small Cap Value Equity	24.29%	5.21%	6.71%	12.31%
Russell 2000 Value	22.39%	4.77%	6.99%	10.56%
Excess Return	1.90%	0.44%	(0.28)%	1.75%
RS Mid Cap Growth	29.64%	14.07%	9.99%	14.45%
Russell Midcap Growth	35.47%	17.36%	11.60%	14.24%
Excess Return	(5.83)%	(3.29)%	(1.61)%	0.21%
RS Small Cap Growth	39.73%	21.42%	13.21%	16.56%
Russell 2000 Growth	28.48%	12.49%	9.34%	13.01%
Excess Return	11.25%	8.93%	3.87%	3.55%
USAA Intermediate-Term Bond	11.73%	5.86%	4.60%	6.40%
Bloomberg Barclays US Aggregate	8.72%	4.03%	3.05%	3.75%
Excess Return	3.01%	1.83%	1.55%	2.65%
USAA Tax Exempt Intermediate-Term	7.55%	5.17%	3.72%	4.75%
Bloomberg Barclays Municipal Bond	7.54%	4.72%	3.53%	4.34%
Excess Return	0.01%	0.45%	0.19%	0.41%
USAA S&P Index Member	31.51%	15.27%	11.70%	13.56%
S&P 500	31.49%	15.27%	11.70%	13.56%
Excess Return	0.02%	—%	—%	—%
USAA International	24.10%	11.77%	7.87%	7.70%
MSCI EAFE	22.01%	9.56%	5.67%	5.50%
Excess Return	2.09%	2.21%	2.20%	2.20%

Our products have consistently won awards for performance with six consecutive years of ranking in Barron’s 25 Top Fund Families ratings, coming in 7th for the five-year period ended December 31, 2019, 10th for the 10-year period ended December 31, 2019 and 17th overall on a one-year basis for 2019.

In addition, a significant percentage of our mutual fund assets have strong Morningstar ratings. As of December 31, 2019, 44 Victory & USAA Funds and ETFs had four or five star overall ratings. On an AUM‑weighted basis, 68% of our fund AUM had an overall rating of four or five stars by Morningstar. Over a three‑year and five‑year basis, 63% and 64% of our fund AUM achieved four or five star ratings, respectively.

Integrated Distribution, Marketing and Operations

The centralization of our distribution, marketing and operational functions is a key component in our model, allowing our Franchises to focus on their core competencies of security selection, portfolio construction, and client service. In addition, we believe it provides our Franchises with the benefits of operating at scale, providing them with access to a larger number of clients as well as a more streamlined cost structure. As of December 31, 2019, we had 92 employees in management and support functions, 116 sales and marketing professionals and 150 investment professionals.

Our centralized distribution and marketing functions lead the sales effort for our institutional, retail intermediary, and direct member channels. Our sales teams are staffed with accomplished professionals that are given specific training on how to position each of our strategies. Our distribution teams have historically focused on developing strategic long-term relationships with institutional consultants and retail and retirement intermediaries.

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

Direct Member Channel – We have a referral agreement in place with USAA to ensure all USAA members (the “Members”) interested in investing directly in a USAA Mutual Fund or the USAA 529 college savings plan, or interacting with us otherwise, are promptly directed to us, either by phone or online. At our direct member channel call center, we have 120 sales and service professionals focused on assisting the Members. They provide Members with account servicing, portfolio reviews, college planning assistance and investment guidance at no cost to the Member. Many of our call center professionals are Financial Industry Regulatory Authority (“FINRA”) licensed and joined us from USAA, so they are familiar with and understand the Members’ investment needs.

Institutional Sales – Our institutional sales team attracts and builds relationships with institutional clients, a wide range of institutional consultants and mutual fund complexes and other organizations seeking sub‑advisers. Our institutional clientele includes corporations, public funds, non‑profit organizations, Taft‑Hartley plans, sub‑advisory clients, international clients and insurance companies. Our institutional sales and client‑service professionals manage existing client relationships, serve consultants and prospects and/or focus on specific segments. They have extensive experience and a comprehensive understanding of our investment activities. Each of our client‑facing institutional sales professionals has over 20 years of industry tenure.

Retail Sales – Our retail sales team is split among regional external wholesalers, retirement specialists and national account specialists, all of whom are supported by an internal calling desk. In the retail channel, we focus on gathering assets through intermediaries, such as banks, broker‑dealers, wirehouses, retirement platforms and RIA networks. As of December 31, 2019, 67% of our retail AUM was through intermediaries, while 33% was through retirement platforms. We offer mutual funds and separately managed wrap and unified managed accounts on intermediary and retirement platforms. We have agreements with many of the largest platforms in our retail channel, which has provided an opportunity to place our retail products on those platforms. Further, to enhance our presence on large distribution platforms, we have focused our efforts on servicing intermediary home offices and research departments. These efforts have led to strong growth in platform penetration, as measured by investment products on approved and recommended lists, as well as our inclusion in model portfolios. This penetration provides the opportunity for us to sell more products through distribution platforms. We have several products on the research recommended/model portfolios top U.S. intermediary platforms. We also have several products on the recommended list of the top retirement platforms.

Marketing – Our distribution efforts are supplemented by our marketing function, which is primarily responsible for enhancing the visibility and quality of our portfolio of brands. They are specifically tasked with managing corporate, Franchise and Solutions Platform branding efforts, database management, the development of marketing materials, website design and the publishing of white papers. They are also a key component in our responses to requests for proposals sent over by prospective clients.

Operations – Our centralized operations functions provide our Franchises and Solutions Platform with the support they need so that they can focus on their investment processes. Our centralized operations functions include trading platforms, risk and compliance, middle‑ and back‑office support, technology, finance, human resources, accounting and legal. Although our operations are centralized, we do allow our Franchises a degree of customization with respect to their desired investment support functions, which we believe helps them maintain their individualized investment processes and minimize undue disruptions.

We outsource certain middle‑ and back‑office activities, such as sub-transfer agent, trade settlement, portfolio analytics, custodian reconciliation, portfolio accounting, corporate action processing, performance calculation and client reporting, to scaled, recognized service providers, who provide their services to us on a variable‑cost basis. Systems and processes are customized as necessary to support our investment processes and operations. We maintain relationships with multiple vendors for the majority of our outsourced functions, which we believe mitigates vendor‑specific risk. We also have information security, business continuity and data privacy programs in place to help mitigate risk.

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

We believe both the scalability of our business and our cost structure, in which approximately two‑thirds of our operating expenses are variable, should drive industry-leading margins and facilitate free cash flow conversion. Additionally, we believe having a majority of our expenses tied to AUM and the number of client accounts provides downside margin protection should there be sustained net outflows or adverse market conditions.

Competition

We compete in various markets, asset classes and investment vehicles. We sell our investment products, which include separate accounts, mutual funds, wrap accounts, UMAs, CTFs and ETFs, in the traditional institutional segments, intermediary and retirement distribution, and direct client channels. We face competition in attracting and retaining assets from other investment management firms. Additionally, we compete with other acquirers of investment management firms, including independent, fully integrated investment management firms and multi‑boutique businesses, insurance companies, banks, private equity firms and other financial institutions.

We compete with other managers offering similar strategies. Some of these organizations have greater financial resources and capabilities than we are able to offer and have strong performance track records. We compete with other investment management firms for client assets based on the following primary factors: (i) our investment performance track record of delivering alpha; (ii) the specialized nature of our investment strategies; (iii) fees charged; (iv) access to distribution channels; (v) client service; and (vi) our employees’ alignment of interests with investors.

We compete with other potential acquirers of investment management firms primarily on the basis of the following factors: (i) the strength of our distribution relationships; (ii) the value we add through centralized distribution, marketing and operations platforms; (iii) the investment autonomy Franchises retain post acquisition; (iv) the tenure and continuity of our management and investment professionals; and (v) the value that can be delivered to the seller through realization of synergies created by the combination of the businesses.

Our ability to continue to compete effectively will also depend upon our ability to retain our current investment professionals and employees and to attract highly qualified new investment professionals and employees. For additional information concerning the competitive risks that we face, refer to “Risk Factors—Risks Related to Our Industry—The investment management industry is intensely competitive.”

Employees

As of December 31, 2019, we had 358 employees. We are not subject to any collective bargaining agreement and have never been subject to a work stoppage. We believe we have maintained satisfactory relationships with our employees.

Business Organization

Victory Capital Holdings, Inc. was formed in 2013 for the purpose of acquiring VCM and Victory Capital Advisers (“VCA”) from KeyCorp. VCM is a registered investment adviser managing assets through open-end mutual funds, separately managed accounts, unified management accounts, ETFs, collective trust funds, wrap separate account programs and UCITs. VCM also provides mutual fund administrative services for the Victory Portfolios, Victory Variable Insurance Funds and the mutual fund series of the Victory Portfolios II (collectively, the “Victory Funds”), a family of open-end mutual funds, the VictoryShares (the Company’s ETF brand), as well as the USAA Mutual Fund Business, which includes the USAA Mutual Fund Trust, a family of open-end mutual funds (the “USAA Funds”). Additionally, VCM employs all of the Company’s United States investment professionals across its Franchises and Solutions, which are not separate legal entities. VCM’s three wholly-owned subsidiaries include RS Investment Management (Singapore) Pte. Ltd., RS Investments (Hong Kong) Limited, and RS Investments (UK) Limited. VCA is registered with the SEC as an introducing broker-dealer and serves as distributor and underwriter for the Victory Funds and USAA Funds. VCTA is registered with the SEC as a transfer agent for the USAA Funds.

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

SEC Investment Adviser and Investment Company Registration / Regulation – VCM is registered with the SEC as an investment adviser under the Advisers Act, and the Victory Funds, USAA Funds, VictoryShares and several of the investment companies we sub‑advise are registered under the 1940 Act. The Advisers Act and the 1940 Act, together with the SEC’s regulations and interpretations thereunder, impose substantive and material restrictions and requirements on the operations of advisers and registered funds. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act and the 1940 Act, ranging from fines and censures to termination of an adviser’s registration. As an investment adviser, we have a fiduciary duty to our clients. The SEC has interpreted that duty to impose standards, requirements and limitations on, among other things: trading for proprietary, personal and client accounts; allocations of investment opportunities among clients; our use of soft dollars; execution of transactions; and recommendations to clients. We manage accounts for all of our clients on a discretionary basis, with authority to buy and sell securities for each portfolio, select broker‑dealers to execute trades and negotiate brokerage commission rates. In connection with certain of these transactions, we receive soft dollar credits from broker‑dealers that have the effect of reducing certain of our expenses. All of our soft dollar arrangements are intended to be within the safe harbor provided by Section 28(e) of the Exchange Act. If our ability to use soft dollars were reduced or eliminated as a result of the implementation of statutory amendments or new regulations, our operating expenses would increase.

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

For the year ended December 31, 2019, 80% of our total revenues were derived from our services to investment companies registered under the 1940 Act—i.e., mutual funds and ETFs. The 1940 Act imposes significant requirements and limitations on a registered fund, including with respect to its capital structure, investments and transactions. While we exercise broad discretion over the day‑to‑day management of the business and affairs of the Victory Funds, USAA Funds, VictoryShares and the investment portfolios of the Victory Funds, USAA Funds, and VictoryShares and the funds we sub‑advise, our own operations are subject to oversight and management by each fund’s board of directors. Under the 1940 Act, a majority of the directors of our registered funds must not be “interested persons” with respect to us (sometimes referred to as the “independent director” requirement) in order to rely on certain exemptive rules under the 1940 Act relevant to the operation of registered funds. The responsibilities of the fund’s board include, among other things: approving our investment advisory agreement with the fund (or, for sub‑advisory arrangements, our sub‑advisory agreement with the fund’s investment adviser); approving other service providers; determining the method of valuing assets; and monitoring transactions involving affiliates. Our investment advisory agreements with these funds may be terminated by the funds on not more than 60 days’ notice and are subject to annual renewal by the fund’s board after the initial term of one to two years. The 1940 Act also imposes on the investment adviser or sub‑adviser to a registered fund a fiduciary duty with respect to the receipt of the adviser’s investment management fees or the sub‑adviser’s sub‑advisory fees. That fiduciary duty may be enforced by the SEC, by administrative action or by litigation by investors in the fund pursuant to a private right of action.

As required by the Advisers Act, our investment advisory agreements may not be assigned without the client’s consent. Under the 1940 Act, investment advisory agreements with registered funds (such as the mutual funds and ETFs we manage) terminate automatically upon assignment. The term “assignment” is broadly defined and includes direct assignments as well as assignments that may be deemed to occur upon the transfer, directly or indirectly, of a “controlling block” of our outstanding voting securities. Refer to “Risk Factors—Risks Related to Our Business—An assignment could result in termination of our investment advisory agreements to manage SEC‑registered funds and could trigger consent requirements in our other investment advisory agreements.”

SEC Broker‑Dealer Registration / FINRA Regulation – VCA is subject to regulation by the SEC, FINRA and various states. In addition, certain of our employees are registered with FINRA and such states and subject to SEC, state and FINRA regulation. The failure of these companies and/or employees to comply with relevant regulation could have a material adverse effect on our business.

SEC Transfer Agent Registration - Victory Capital Transfer Agency, Inc. is a SEC-registered transfer agent. Our registered transfer agent is subject to the 1934 Act and the rules and regulations promulgated thereunder. These laws and regulations generally grant the SEC and other supervisory bodies broad administrative powers to address non-compliance with regulatory requirements. Sanctions that may be imposed for non-compliance with these requirements include the suspension of individual employees, limitations on engaging in certain activities for specified periods of time or for specified types of clients, the revocation of registrations, other censures and significant fines.

ERISA‑Related Regulation – We are a fiduciary under Employee Retirement Income Security Act (“ERISA”) with respect to assets that we manage for benefit plan clients subject to ERISA. ERISA, the regulations promulgated thereunder and applicable provisions of the Internal Revenue Code impose certain duties on persons who are fiduciaries under ERISA, prohibit certain transactions involving ERISA plan clients and impose monetary penalties for violations of these prohibitions. The duties under ERISA require, among other obligations, that fiduciaries perform their duties solely in the interests of ERISA plan participants and beneficiaries.

CFTC Regulation – VCM is registered with the Commodity Futures Trading Commission (the “CFTC”) as a commodity operator and is a member of the NFA, a self‑regulatory organization for the U.S. derivatives industry. In addition, certain of our employees are registered with the CFTC and members of NFA. Registration with the CFTC and NFA membership subject VCM to regulation by the CFTC and the NFA including, but not limited to, reporting, recordkeeping, disclosure, self‑examination and training requirements. Registration with the CFTC also subjects VCM to periodic on‑site audits. Each of the CFTC and NFA is authorized to institute proceedings and impose sanctions for violations of applicable regulations.

Non‑U.S. Regulation – In addition to the extensive regulation to which we are subject in the United States, we are subject to regulation internationally. Our business is also subject to the rules and regulations of the countries in which we market our funds or services and conduct investment activities.

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

Compliance – Our legal and compliance functions consist of 14 professionals as of December 31, 2019. This group is responsible for all legal and regulatory compliance matters, as well as for monitoring adherence to client investment guidelines. Our legal and compliance teams work through a well‑established reporting and communication structure to ensure we have a consistent and holistic program for legal and regulatory compliance. Senior management is also involved at various levels in all of these functions. We cannot assure that our legal and compliance functions will be effective to prevent all losses. Refer to “Item 1A. Risk Factors—Risks Relating to Our Business—If our techniques for managing risk are ineffective, we may be exposed to material unanticipated losses.”

For more information about our regulatory environment, refer to “Risk Factors—Risks Relating to Our Industry—As an investment management firm, we are subject to extensive regulation” and “Risk Factors—Risks Relating to Our Industry—The regulatory environment in which we operate is subject to continual change and regulatory developments designed to increase oversight may materially adversely affect our business.”

Available Information

We routinely file annual, quarterly and current reports, proxy statements and other information required by the SEC. Our SEC filings are available to the public from the SEC’s public internet site at https://www.sec.gov.

We maintain a public internet site at ir.vcm.com and make available free of charge through this site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers, as well as any amendments to those reports filed or furnished pursuant to the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also post on our website the charters for our board of directors’ Audit Committee, Nominating and Governance Committee and Compensation Committee, as well as our Corporate Governance Guidelines, our Corporate Responsibility Statement, and our Code of Business Conduct and Ethics governing our directors, officers, and employees. The information on our website is not incorporated by reference into this annual report.

Item 1A. Risk Factors.

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

We earn substantially all of our revenues from asset‑based fees from investment management products and services to individuals and institutions. Therefore, if our AUM declines, our fee revenue will decline, which will reduce our profitability as certain of our expenses are fixed. There are several reasons that AUM could decline:

•

The performance of our investment strategies is critical to our business, and any real or perceived negative absolute or relative performance could negatively impact the maintenance and growth of AUM. Net flows related to our strategies can be affected by investment performance relative to other competing strategies or to established benchmarks. Our investment strategies are rated, ranked, recommended or assessed by independent third parties, distribution partners, and industry periodicals and services. These assessments may influence the investment decisions of our clients. If the performance or assessment of our strategies is seen as underperforming relative to peers, it could result in an increase in the withdrawal of assets by existing clients and the inability to attract additional commitments from existing and new clients. In addition, certain of our strategies have or may have capacity constraints, as there is a limit to the number of securities available for the strategy to operate effectively. In those instances, we may choose to limit access to those strategies to new or existing investors, such as we have done for two mutual funds managed by the Sycamore Capital Franchise which had an aggregate of $18.1 billion in AUM as of December 31, 2019.

•

General domestic and global economic and political conditions can influence AUM. Changes in interest rates, the availability and cost of credit, inflation rates, economic uncertainty, changes in laws, trade barriers, commodity prices, currency exchange rates and controls and national and international political circumstances (including wars, pandemics (such as the Coronavirus), terrorist acts and security operations) and other conditions may impact the equity and credit markets, which may influence our AUM. If the security markets decline or experience volatility, our AUM and our revenues could be negatively impacted. In addition, diminishing investor confidence in the markets and/or adverse market conditions could result in a decrease in investor risk tolerance. Such a decrease could prompt investors to reduce their rate of commitment or to fully withdraw from markets, which could lower our overall AUM.

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

We derive substantially all of our revenues from investment advisory and sub‑advisory agreements as well as fund administration and accounting, agreements with the Victory Funds, USAA Funds and VictoryShares and transfer agency agreements with the USAA Funds, all of which are terminable by clients or our funds’ boards upon short notice or no notice.

Our investment advisory agreements with registered funds, which are funds registered under the Investment Company Act of 1940, as amended, or the 1940 Act, including mutual funds and ETFs, are generally terminable by the funds’ boards or a vote of a majority of the funds’ outstanding voting securities on not more than 60 days’ written notice, as required by law. After an initial term (not to exceed two years), each registered fund’s investment advisory agreement must be approved and renewed annually by that fund’s board, including by its independent members. We maintain a long history of renewing these agreements. In addition, all of our separate account clients and certain of the mutual funds that we sub‑advise have the ability to re‑allocate all or any portion of the assets that we manage away from us at any time with little or no notice. When a sub‑adviser terminates its sub‑advisory agreement to manage a fund that we advise there is a risk that investors in the fund could redeem their assets in the fund, which would cause our AUM to decrease. Similarly, our fund administration, accounting, and transfer agency agreements are subject to annual fund board approval.

These investment advisory and other agreements and client relationships may be terminated or not renewed for any number of reasons. The decrease in revenues that could result from the termination of a material client relationship or group of client relationships could have a material adverse effect on our business.

Investors in certain funds that we advise can redeem their assets from those funds at any time without prior notice.

Investors in the mutual funds and certain other pooled investment vehicles that we advise or sub‑advise may redeem their assets from those funds at any time on fairly limited or no prior notice, thereby reducing our AUM. These investors may redeem for any number of reasons, including general financial market conditions, the absolute or relative investment performance we have achieved, or their own financial conditions and requirements. In a declining stock market, the pace of redemptions could accelerate. Poor investment performance relative to other funds tends to result in decreased client commitments and increased redemptions. For the year ended December 31, 2019, we generated approximately 83% of our total revenues from mutual funds and other pooled investment vehicles that we advise (including our proprietary mutual funds, or the Victory Funds, USAA Funds, VictoryShares, and other entities for which we are adviser or sub‑adviser). The redemption of assets from those funds could adversely affect our revenues and have a material adverse effect on our earnings.

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

The historical returns of our strategies may not be indicative of their future results or of the strategies we may develop in the future.

The historical returns of our strategies and the ratings and rankings we or the mutual funds and ETFs that we advise have received in the past should not be considered indicative of the future results of these strategies or of any other strategies that we may develop in the future. The investment performance we achieve for our clients varies over time and the variance can be wide. The ratings and rankings we or the mutual funds and ETFs we advise have received are typically revised monthly. Our strategies’ returns have benefited during some periods from investment opportunities and positive economic and market conditions. In other periods, general economic and market conditions have negatively affected investment opportunities and our strategies’ returns. These negative conditions may occur again, and in the future, we may not be able to identify and invest in profitable investment opportunities within our current or future strategies.

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

We may support our money market funds to maintain their stable net asset values, or other products we manage, which could affect our revenues or operating results.

Approximately 7.6% of our AUM as of December 31, 2019, consisted of assets in money market funds. Money market funds seek to preserve a stable net asset value. Market conditions could lead to severe liquidity or security pricing issues, which could impact the NAV of money market funds. If the NAV of a money market fund managed by our asset managers were to fall below its stable net asset value, we would likely experience significant redemptions in AUM and reputational harm, which could have a material adverse effect on our revenues or net income. If a money market fund's stable NAV comes under pressure, we may elect, to provide credit, liquidity, or other support to the fund. We may also elect to provide similar or other support, including by providing liquidity to a fund, to other products we manage for any number of reasons. If we elect to provide support, we could incur losses from the support we provide and incur additional costs, including financing costs, in connection with the support. These losses and additional costs could be material and could adversely affect our earnings. In addition, certain proposed regulatory reforms could adversely impact the operating results of our money market funds.

The phase out of LIBOR may have a negative impact on our funds and may require significant operational work.

The Financial Conduct Authority (“FCA”), which regulates the administrator of the London Interbank Offered Rate (“LIBOR”) has announced that it will no longer compel panel banks to submit rates for LIBOR after year-end 2021. As a result, sterling LIBOR and certain other indices which are utilized as benchmarks may no longer be published. The expected phase-out of LIBOR could negatively impact our net interest revenue and require significant operational work. Certain securities in our investment portfolio and the floating rate loans that our strategies may hold reference LIBOR as the benchmark rate to determine the applicable interest rate or payment amount. If LIBOR is discontinued after 2021 as expected, there will be uncertainty or differences in the calculation of the applicable interest rate or payment amount depending on the terms of the governing instruments and there will be significant work required to transition using the new benchmark rates and implement necessary changes to our systems. Regulators and industry working groups have suggested alternative reference rates, but global consensus is lacking. This could result in different financial performance for previously booked transactions and may impact our existing transaction data, products, systems, operations, and pricing processes. The transition away from LIBOR may lead to increased volatility and illiquidity in markets that are tied to LIBOR, reduced values of LIBOR-related investments, and reduced effectiveness of hedging strategies. The calculation of interest rates under the replacement benchmarks could also impact our net interest revenue. In addition, LIBOR may perform differently during the phase-out period than in the past which could result in lower interest payments and a reduction in the value of certain securities in our investment portfolio.

We depend primarily on third parties to market Victory Funds, USAA Funds and VictoryShares.

Our ability to attract additional assets to manage is highly dependent on our access to third‑party intermediaries. We gain access to investors in the Victory Funds, USAA Funds and VictoryShares primarily through consultants, 401(k) platforms, broker‑dealers, financial advisors and mutual fund platforms through which shares of the funds are sold. We have relationships with certain third‑party intermediaries through which we access clients in multiple distribution channels.

We compensate most of the intermediaries through which we gain access to investors in the Victory Funds and VictoryShares by paying fees, most of which are a percentage of assets invested in the Victory Funds and VictoryShares through that intermediary and with respect to which that intermediary provides shareholder and administrative services. The allocation of such fees between us and the Victory Funds and VictoryShares is determined by the board of the Victory Funds and VictoryShares and the board of the USAA Funds, based on information and a recommendation from us, with the intent of allocating to us all costs attributable to marketing and distribution of (i) shares of the Victory Funds and USAA Funds not otherwise covered by distribution fees paid pursuant to a distribution and service plan adopted in accordance with Rule 12b‑1 under the 1940 Act and (ii) VictoryShares.

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

We access institutional clients primarily through consultants. Our institutional business is dependent upon referrals from consultants. Many of these consultants review and evaluate our products and our firm from time to time. As of December 31, 2019, 35% of our institutional separate and CTF accounts AUM was acquired through consultants. Poor reviews or evaluations of either a particular strategy or us as an investment management firm may result in client withdrawals or may impair our ability to attract new assets through these consultants.

Direct investor channel

The direct channel serves existing individual investors who invest in our USAA Funds. Our broker-dealer subsidiary has a distribution team comprised of a dedicated client-facing sales team who recognize the importance of tailoring services to the needs of our individual investors through active management and the concept of suitability of new offerings as well as ensuring that existing products remain suited to the clients to which they are marketed. We provide investment advice and recommendations to investors to aid them in their decision making. Our sales teams’ recommendations may not fulfill regulatory requirements as a result of their failing to collect sufficient information about a customer or failing to understand the customer’s needs or risk tolerances. Risks associated with providing investment advice and recommendations also include those arising from how we disclose and address possible conflicts of interest, inadequate due diligence, inadequate disclosure, human error and fraud. In addition, new regulations, such as the SEC's Regulation Best Interest, will impose heightened conduct standards and requirements when we provide recommendations to retail investors. To the extent that we fail to satisfy regulatory requirements, fail to know our customers, improperly advise our customers, or risks associated with advisory services otherwise materialize, we could be found liable for losses suffered by such customers, or could be subject to regulatory fines, and penalties, any of which could harm our reputation and business.

We may be subject to claims of lack of suitability. If individual investors who invest in the USAA Funds suffer losses on their investment mandates, they may seek compensation from us on the basis of allegations that the USAA Funds were not suitable for such clients or that the fund prospectuses or other marketing materials contained material errors or were misleading. Despite the controls relating to disclosure in fund prospectuses and marketing materials, it is possible that such action may be successful, which in turn could adversely affect the business, financial condition and results of operations. Any claim for lack of suitability may also result in regulatory investigation, censure and/or fine and may damage our reputation.

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

Because of the tenure and stability of our portfolio managers, our clients may attribute the investment performance we have achieved to these individuals. The departure of a portfolio manager could cause clients to withdraw assets from the strategy, which would reduce our AUM, investment management fees and our net income. The departure of a portfolio manager also could cause consultants and intermediaries to stop recommending a strategy, clients to refrain from allocating additional assets to the strategy or delay such additional assets until a sufficient new track record has been established and could also cause the departure of other portfolio managers or investment professionals. We have instituted succession planning at our Franchises in an attempt to minimize the disruption resulting from these potential changes, but we cannot predict whether such efforts will be successful.

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

We have determined, based on an evaluation of various factors, that it is more efficient to use third parties for certain functions and services. As a result, we have contracted with a limited number of third parties to provide critical operational support, such as middle‑ and back‑office functions, information technology services and various fund administration and accounting roles, and the funds contract with third parties in custody, transfer agent and sub transfer agent roles. Our third parties with which we do business may also be sources of cybersecurity or other technological risks. While we engage in certain actions to reduce the exposure, such as collaborating to develop secure transmission capabilities, performing onsite security control assessments and limiting third party access to the least privileged level necessary to perform job functions, our business would be disrupted if key service providers fail or become unable to continue to perform those services or fail to protect against or respond to cyber-attacks, data breaches or other incidents. Moreover, to the extent our third‑party providers increase their pricing, our financial performance will be negatively impacted. In addition, upon termination of a third‑party contract, we may encounter difficulties in replacing the third‑party on favorable terms, transitioning services to another vendor, or in assuming those responsibilities ourselves, which may have a material adverse effect on our business.

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

Our AUM has increased from $17.9 billion following our 2013 management‑led buyout with Crestview GP from KeyCorp to $151.8 billion as of December 31, 2019, primarily as a result of acquisitions. The absolute measure of our AUM represents a significant rate of growth that may be difficult to sustain. The continued long‑term growth of our business will depend on, among other things, successfully making new acquisitions, retaining key investment professionals, maintaining existing strategies and selectively developing new, value‑added strategies. There is no certainty that we will be able to identify suitable candidates for acquisition at prices and terms we consider attractive, consummate any such acquisition on acceptable terms, have sufficient resources to complete an identified acquisition or that our strategy for pursuing acquisitions will be effective. In addition, any acquisition can involve a number of risks, including the existence of known, unknown or contingent liabilities. An acquisition may impose additional demands on our staff that could strain our operational resources and require expenditure of substantial legal, investment banking and accounting fees. We may be required to issue additional shares of common stock or spend significant cash to consummate an acquisition, resulting in dilution of ownership or additional debt leverage, or spend additional time and money on facilitating the acquisition that otherwise would be spent on the development and expansion of our existing business.

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

A significant proportion of our existing AUM is managed in long‑only investments.

As of December 31, 2019, approximately 67% of our AUM was invested in U.S. and international equity. Under market conditions in which there is a general decline in the value of equity securities, the AUM in each of our equity strategies is likely to decline. Unlike some of our competitors, we do not currently offer strategies that invest in privately held companies or take short positions in equity securities, which could offset some of the poor performance of our long‑only equity strategies under such market conditions. Even if our investment performance remains strong during such market conditions relative to other long‑only equity strategies, investors may choose to withdraw assets from our management or allocate a larger portion of their assets to non‑long‑only or non‑equity strategies. In addition, the prices of equity securities may fluctuate more widely than the prices of other types of securities, making the level of our AUM and related revenues more volatile.

As of December 31, 2019, approximately 28% of our total AUM was concentrated in small‑ and mid‑cap equities. As a result, a substantial portion of our operating results depends upon the performance of those investments, and our ability to retain client assets in those investments. If a significant portion of the investors in such investments decided to withdraw their assets or terminate their investment advisory agreements for any reason, including poor investment performance or adverse market conditions, our revenues from those investments would decline, which would have a material adverse effect on our earnings and financial condition.

As of December 31, 2019, approximately 33% of our total AUM was invested in U.S. taxable and tax-exempt fixed-income and money market securities. While fixed-income is typically considered less volatile than the equity markets, it does exhibit different types of risks such as interest rate risk, credit risk, and over-the-counter liquidity risk. Also, retention of fixed income AUM depends upon the performance of those investments, and our ability to retain client assets in those investments. If a significant portion of the investors in such investments decided to withdraw their assets or terminate their investment advisory agreements for any reason, including poor investment performance or adverse market conditions, our revenues from those investments would decline, which would have a material adverse effect on our earnings and financial condition. Money market securities are about 8% of total AUM and are considered a low risk asset category.

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

The integrity of our brands and reputation is critical to our ability to attract and retain clients, business partners and employees and maintain relationships with consultants. We operate within the highly regulated financial services industry and various potential scenarios could result in harm to our reputation. They include internal operational failures, failure to follow investment or legal guidelines in the management of accounts, intentional or unintentional misrepresentation of our products and services in offering or advertising materials, public relations information, litigation (whether substantiated or not), social media or other external communications, employee misconduct or investments in businesses or industries that are controversial to certain special interest groups. Any real or perceived conflict between our and our shareholders’ interests and our clients’ interests, as well as any fraudulent activity or other exposure of client assets or information, may harm our reputation. The negative publicity associated with any of these factors could harm our reputation and adversely impact relationships with existing and potential clients, third‑party distributors, consultants and other business partners and subject us to regulatory sanctions or litigation. Damage to our brands or reputation could negatively impact our standing in the industry and result in loss of business in both the short term and the long term.

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

We provide a broad range of services to the Victory Funds, USAA Funds, VictoryShares and sub‑advised mutual funds which may expose us to liability.

We provide a broad range of administrative services to the Victory Funds, the USAA Funds and VictoryShares, including providing personnel to the Victory Funds, the USAA Funds and VictoryShares to serve as directors and officers, the preparation or supervision of the preparation of the Victory Funds’, USAA Funds’ and VictoryShares’ regulatory filings, maintenance of board calendars and preparation or supervision of the preparation of board meeting materials, management of compliance and regulatory matters, provision of shareholder services and communications, accounting services, including the supervision of the activities of the Victory Funds’, USAA Funds’ and VictoryShares’ accounting services provider in the calculation of the funds’ net asset values, supervision of the preparation of the Victory Funds’, USAA Funds’ and VictoryShares’ financial statements and coordination of the audits of those financial statements, tax services, including calculation of dividend and distribution amounts and supervision of tax return preparation, supervision of the work of the USAA Funds’, Victory Funds’ and VictoryShares’ other service providers, VCTA acting as transfer agent to the USAA Funds and VCA acting as a distributor for the Victory Funds and USAA Funds. If we make a mistake in the provision of those services, the Victory Funds, USAA Funds or VictoryShares could incur costs for which we might be liable. In addition, if it were determined that the Victory Funds, USAA Funds or VictoryShares failed to comply with applicable regulatory requirements as a result of action or failure to act by our employees, we could be responsible for losses suffered or penalties imposed. In addition, we could have penalties imposed on us, be required to pay fines or be subject to private litigation, any of which could decrease our future income or negatively affect our current business or our future growth prospects. Although less extensive than the range of services we provide to the Victory Funds, USAA Funds’ and VictoryShares, we also provide a limited range of services, in addition to investment management services, to sub‑advised mutual funds.

In addition, we from time to time provide information to the funds for which we act as sub‑adviser (or to a person or entity providing administrative services to such a fund), and to the Undertakings Collective Investment in Transferable Securities (the “UCITS”), for which we act as investment manager (or to the promotor of the UCITS or a person or entity providing administrative services to such a UCITS), which is used by those funds or UCITS in their efforts to comply with various regulatory requirements. If we make a mistake in the provision of those services, the sub‑advised fund or UCITS could incur costs for which we might be liable. In addition, if it were determined that the sub‑advised fund or UCITS failed to comply with applicable regulatory requirements as a result of action or failure to act by our employees, we could be responsible for losses suffered or penalties imposed. In addition, we could have penalties imposed on us, be required to pay fines or be subject to private litigation, any of which could decrease our future income or negatively affect our current business or our future growth prospects.

Failure to implement effective information and cyber security policies, procedures and capabilities could disrupt operations and cause financial losses.

We electronically receive, process, store and transmit sensitive information of our clients including personal data, such as without limitation names and addresses, social security numbers, driver's license numbers, such information is necessary to support our clients’ investment transactions.  The uninterrupted operation of our information systems, as well as the confidentiality of the customer information that resides on such systems, is critical to our successful operation. Bad actors may attempt to harm us by gaining access to confidential or proprietary client information, often with the intent of stealing from or defrauding us or our clients. In some cases, they seek to disrupt our ability to conduct our business, including by destroying information maintained by us. For that reason, cybersecurity is one of the principal operational risks we face as a provider of financial services and our operations rely on the effectiveness of our information and cyber security policies, procedures and capabilities to provide secure processing, storage and transmission of confidential and other information in our computer systems, software, networks and mobile devices and on the computer systems, software, networks and mobile devices of third parties on which we rely. Although we maintain a system of internal controls designed to provide reasonable assurance that fraudulent activity is either prevented or detected on a timely basis and we take other protective measures and endeavor to modify them as circumstances warrant, our computer systems, software, networks and mobile devices may be vulnerable to cyber‑attacks, sabotage, unauthorized access, computer viruses, worms or other malicious code, and other events that have a security impact. In addition, our interconnectivity with service providers and other third parties may be adversely affected if any of them are subject to a successful cyber-attack or other information security event. While we collaborate with service providers and other third parties to develop secure transmission capabilities and other measures to protect against cyber-attacks, we cannot ensure that we or any third party has all appropriate controls in place to protect the confidentiality of such information.

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

As a provider of financial services, we are bound by the disclosure limitations and if we fail to comply with these regulations and industry security requirements, we could be exposed to damages from legal actions from clients, governmental proceedings, governmental notice requirements, and the imposition of fines or prohibitions on the services we provide. Additionally, some of our client contracts require us to indemnify clients in the event of a cyber breach if our systems do not meet minimum security standards. We may be required to spend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against fully or not fully covered through any insurance that we maintain.

Further, recent well-publicized security breaches at other companies have led to enhanced government and regulatory scrutiny of the measures taken by companies to protect against cyber-attacks and data privacy breaches, and have resulted in heightened security requirements, including additional regulatory expectations for oversight of vendors and service providers. For example, in May 2018, the European Union’s new General Data Protection Regulation became effective, and similar regulations are also being considered in other jurisdictions.  If more restrictive privacy laws, rules or industry security requirements are adopted in the future on the Federal or State level, or by a specific industry body, they could have an adverse impact on us through increased costs or business restrictions.

Any inability to prevent security or privacy breaches, or the perception that such breaches may occur, could cause our existing clients to lose confidence in our systems and terminate their agreements with us, inhibit our ability to attract new clients, result in increasing regulation, or bring about other adverse consequences from the government agencies that regulate our business.

Certain of our strategies invest principally in the securities of non‑U.S. companies, which involve foreign currency exchange, tax, political, social and economic uncertainties and risks.

As of December 31, 2019, approximately 8% of our total AUM was invested in strategies that primarily invest in securities of non‑U.S. companies and securities denominated in currencies other than the U.S. dollar. Fluctuations in foreign currency exchange rates could negatively affect the returns of our clients who are invested in these securities. In addition, an increase in the value of the U.S. dollar relative to non‑U.S. currencies is likely to result in a decrease in the U.S. dollar value of our AUM, which, in turn, would likely result in lower revenue and profits.

Investments in non‑U.S. issuers may also be affected by tax positions taken in countries or regions in which we are invested as well as political, social and economic uncertainty. Declining tax revenues may cause governments to assert their ability to tax the local gains and/or income of foreign investors (including our clients), which could adversely affect client interests in investing outside their home markets. Many financial markets are not as developed, or as efficient, as the U.S. financial markets, and, as a result, those markets may have limited liquidity and higher price volatility and may lack established regulations. Liquidity may also be adversely affected by political or economic events, government policies, and social or civil unrest within a particular country, and our ability to dispose of an investment may also be adversely affected if we increase the size of our investments in smaller non‑U.S. issuers. Non‑U.S. legal and regulatory environments, including financial accounting standards and practices, may also be different, and there may be less publicly available information about such companies. These risks could adversely affect the performance of our strategies that are invested in securities of non‑U.S. issuers and may be particularly acute in the emerging or less developed markets in which we invest. In addition to our Trivalent and Sophus Franchises, certain of our other Franchises and Solutions Platform invest in emerging or less developed markets.

The expansion of our business outside of the United States raises tax and regulatory risks, may adversely affect our profit margins and places additional demands on our resources and employees.

We have expanded and intend to continue to expand our distribution efforts into non‑U.S. markets through partnered distribution efforts and product offerings, including Europe, Japan, Singapore and Hong Kong. For example, we organized and serve as investment manager of one Ireland‑domiciled UCITS, the Victory Sophus Emerging Markets UCITS Fund. Clients outside the United States may be adversely affected by political, social and economic uncertainty in their respective home countries and regions, which could result in a decrease in the net client cash flows that come from such clients. This expansion has required and will continue to require us to incur a number of up‑front expenses, including those associated with obtaining and maintaining regulatory approvals and office space, as well as additional ongoing expenses, including those associated with leases, the employment of additional support staff and regulatory compliance.

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

We are also subject to a number of laws and regulations governing payments and contributions to political persons or other third parties, including restrictions imposed by the Foreign Corrupt Practices Act (the “FCPA”), as well as trade sanctions administered by the Office of Foreign Assets Control, or OFAC, the U.S. Department of Commerce and the U.S. Department of State. Similar laws in non‑U.S. jurisdictions may also impose stricter or more onerous requirements and implementing them may disrupt our business or cause us to incur significantly more costs to comply with those laws. Different laws may also contain conflicting provisions, making compliance with all laws more difficult. Any determination that we have violated the FCPA or other applicable anti‑corruption laws or sanctions could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects, financial condition, or results of operations. While we have developed and implemented policies and procedures designed to ensure strict compliance by us and our personnel with the FCPA and other anti‑corruption laws or sanctions in jurisdictions in which we operate, such policies and procedures may not be effective in all instances to prevent violations.

Following the June 2016 vote to exit the EU, the United Kingdom (“UK”) served notice under Article 50 of the Treaty of European Union on March 29, 2017 to initiate the two-year long process of exiting from the EU, commonly referred to as “Brexit”. After several extensions to this period, the UK left the EU on January 31, 2020 (the “Exit Day”). EU laws continue to apply in the UK for a transitional period following Exit Day until December 31, 2020 under the withdrawal agreement between the UK and the EU. In any event, the UK has undertaken a process of “on-shoring” all EU legislation, pursuant to which there appears, at this stage, to be no policy changes to EU law. However, the uncertainty as to the timing and nature of the UK’s exit and future relationship with the EU has resulted in market and currency volatility, and there are potentially major implications for business and issuers. Although we do not currently expect Brexit to have a major impact on our business, any negative impact to overall investor confidence or instability in the global macroeconomic environment could have an adverse economic impact on our results of operations.

Our substantial indebtedness may expose us to material risks.

As of December 31, 2019, we had $952.0 million of outstanding term loans under the 2019 Credit Agreement. In 2019, we repaid $148.0 million of the outstanding term loans under the 2019 Credit Agreement and subsequent to December 31, 2019, we repaid an additional $38.0 million. Our substantial indebtedness may make it more difficult for us to withstand or respond to adverse or changing business, regulatory and economic conditions or to take advantage of new business opportunities or make necessary capital expenditures. In addition, the 2019 Credit Agreement contains financial and operating covenants that may limit our ability to conduct our business. While we are currently in compliance in all material respects with the financial and operating covenants under the 2019 Credit Agreement, we cannot assure that at all times in the future we will satisfy all such financial and operating covenants (or any such covenants applicable at the time) or obtain any required waiver or amendment, in which event all outstanding indebtedness could become immediately due and payable. This could result in a substantial reduction in our liquidity and could challenge our ability to meet future cash needs of the business.

To the extent we service our debt from our cash flow, such cash will not be available for our operations or other purposes. Because of our significant debt service obligations, the portion of our cash flow used to service those obligations could be substantial if our revenues decline, whether because of market declines or for other reasons. Any substantial decrease in net operating cash flows or any substantial increase in expenses could make it difficult for us to meet our debt service requirements or force us to modify our operations. Our ability to repay the principal amount of any outstanding loans under the 2019 Credit Agreement, to refinance our debt or to obtain additional financing through debt or the sale of additional equity securities will depend on our performance, as well as financial, business and other general economic factors affecting the credit and equity markets generally or our business in particular, many of which are beyond our control. Any such alternatives may not be available to us on satisfactory terms or at all.

Subsequent to December 31, 2019, we entered into the First Amendment to the Credit Agreement (the “First Amendment”) dated as of July 1, 2019 with other loan parties thereto, Barclays Bank PLC, as administrative agent, and the Royal Bank of Canada as fronting bank, and the lenders party thereto which amends the 2019 Credit Agreement.

Pursuant to The First Amendment, effective January 17, 2020, the Company refinanced the existing term loans (the “Existing Term Loans”) with replacement term loans in an aggregate principal amount of $952.0 million (the “Repriced Term Loans”). The Repriced Term Loans provide for substantially the same terms as the Existing Term Loans, including the same maturity date of June 2026, except that the Repriced Term Loans provide for a reduced applicable margin on the LIBOR of 75 basis points. The applicable margin on LIBOR under the Repriced Term Loans is 2.50%, compared to 3.25% under the Existing Term Loans.

Potential impairment of goodwill and intangible assets could reduce our assets.

As of December 31, 2019, our goodwill and intangible assets totaled $1.6 billion. The value of these assets may not be realized for a variety of reasons, including, but not limited to, significant redemptions, loss of clients, damage to brand name and unfavorable economic conditions. In accordance with the guidance under Financial Accounting Standards Board, or FASB, ASC 350‑20, Intangibles—Goodwill and Other, we review the carrying value of goodwill and intangible assets not subject to amortization on an annual basis, or more frequently if indications exist suggesting that the fair value of our intangible assets may be below their carrying value. Determining goodwill and intangible assets, and evaluating them for impairment, requires significant management estimates and judgment, including estimating value and assessing useful life in connection with the allocation of purchase price in the acquisition creating them. We evaluate the value of intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Should such reviews indicate impairment, a reduction of the carrying value of the intangible asset could occur.

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

Our results of operations are dependent upon the level of our expenses, which can vary from period to period. We have certain fixed expenses that we incur as a going concern, and some of those expenses are not subject to adjustment. If our revenues decrease, without a corresponding decrease in expenses, our results of operations would be negatively impacted. While a majority of our expenses are variable, and we attempt to project expense levels in advance, there is no guarantee that an unforeseen expense will not arise or that we will be able to adjust our variable expenses quickly enough to match a declining revenue base. Consequently, either event could have either a temporary or permanent negative impact on our results of operations.

Failure to properly address conflicts of interest could harm our reputation, business and results of operations.

As we have expanded the scope of our businesses and our client base, we must continue to address conflicts between our interests and those of our clients. In addition, the SEC and other regulators have increased their scrutiny of potential conflicts of interest. We have procedures and controls that are reasonably designed to address these issues. However, appropriately dealing with conflicts of interest is complex and difficult and if we fail, or appear to fail, to deal appropriately with conflicts of interest, we could face reputational damage, litigation or regulatory proceedings or penalties, any of which may adversely affect our revenues or net income.

Insurance may not be available on a cost-effective basis to protect us from liability.

We face the inherent risk of liability related to litigation from clients, third-party vendors or others and actions taken by regulatory agencies. To help protect against these potential liabilities, we purchase insurance in amounts, and against risks, that we consider appropriate, where such insurance is available at prices, we deem acceptable. There can be no assurance, however, that a claim or claims will be covered by insurance or, if covered, will not exceed the limits of available insurance coverage, that any insurer will remain solvent and will meet its obligations to provide us with coverage or that insurance coverage will continue to be available with sufficient limits at a reasonable cost. Insurance costs are impacted by market conditions and the risk profile of the insured and may increase significantly over relatively short periods. In addition, certain insurance coverage may not be available or may only be available at prohibitive costs. Renewals of insurance policies may expose us to additional costs through higher premiums or the assumption of higher deductibles or co-insurance liability.

Certain liabilities resulting from acquisitions are estimated and could lead to a material impact on earnings.

Through our acquisition activities, we may record liabilities for future contingent earnout payments that are to be settled in cash. The fair value of these liabilities is assessed on a quarterly basis and changes in assumptions used to determine the amount of the liability could lead to an adjustment that may have a material impact, favorable or unfavorable, on our results of operations.

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

We operate in a legislative and regulatory environment that is subject to continual change, the nature of which we cannot predict. We may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. or non‑U.S. governmental regulatory authorities or self‑regulatory organizations that supervise the financial markets. The SEC and its staff are currently engaged in various initiatives and reviews that seek to improve and modernize the regulatory structure governing the asset management industry, and registered investment companies in particular. In so doing, it has adopted rules that include (i) new monthly and annual reporting requirements for certain U.S. registered funds; (ii) enhanced reporting regimes for investment advisers; and (iii) implementing liquidity risk management programs for ETFs and open-end funds. In addition, more recently the SEC has also adopted the following rules, many of which are currently in an implementation period, which will increase our public reporting and disclosure requirements, which could be costly and may impede the Company’s growth.

Standards of Conduct Rulemaking: In June 2019, the SEC adopted a package of rulemakings and interpretations, including Regulation Best Interest and the new Form CRS Relationship Summary (“Form CRS”) which are intended to improve the retail investor experience and provide greater clarity and transparency regarding retail investors’ relationships with broker-dealers and investment advisers. Regulation Best Interest enhances the broker-dealer standard of conduct beyond existing suitability obligations and requires compliance with disclosure, care, conflict of interest and compliance obligations. Form CRS requires broker-dealers and registered investment advisers to provide a brief relationship summary to retail investors, including (i) the types of client and customer relationships and services we offer, (ii) the fees, costs, conflicts of interest and required standard of conduct associated with those relationships and services, (iii) whether we and any of our financial professionals currently have reportable legal or disciplinary history; and (iv) how to obtain additional information. The rulemakings and interpretations could increase Victory’s disclosure obligations, impact distribution arrangements and create compliance and operational challenges for Victory’s distribution partners. The Department of Labor has also indicated it intends to propose a standards of conduct rule in 2020.

SEC Guidance on Proxy Voting Responsibilities of Investment Advisors: In August 2019, the SEC published guidance to assist investment advisers with their proxy voting responsibilities under the Advisers Act. The guidance confirmed that investment advisers’ fiduciary duties of care and loyalty to their clients apply to proxy voting and encouraged advisors with voting authority to review their policies and procedures in detail and consider whether more analysis may be required under certain circumstances, including when a proxy advisory firm’s services are retained.  This guidance could impact voting arrangements between Victory and its clients, and lead to additional compliance, operational and disclosure obligations for Victory.

SEC ETF Rule: In September 2019, the SEC adopted rule 6c-11 under the Investment Company Act of 1940 (the “Investment Company Act”) known as the “ETF Rule”. The ETF Rule will allow ETFs that satisfy certain conditions to operate without first obtaining individual exemptive relief from the SEC. The ETF Rule is designed to create a clear and consistent regulatory framework for most ETFs operating today and will impact all ETFs registered under the Investment Company Act The ETF Rule and related form amendments became effective in December 2019. The form amendments will have a transition period of one year following the effective date. In addition, the ETF Rule rescinds, one year after its effective date, the existing exemptive relief for all eligible ETFs.

SEC Derivatives Rule for US Registered Funds: In November 2019, the SEC proposed a rule designed to enhance the regulation of the use of derivatives by registered investment companies, including mutual funds (other than money market funds), ETFs and closed-end funds, as well as business development companies.  The proposed rule would permit such funds to use derivatives, such as forwards, futures, swaps and written options, that create future payment obligations, provided that the funds comply with certain conditions including adopting a derivatives risk management program and complying with a limit on the amount of leverage-related risk that a fund may obtain, based on value-at-risk.  If adopted without change, the proposed rule would increase disclosure and compliance obligations and may impact certain funds’ usage of derivatives in their investment strategy.

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

We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self‑regulatory organizations, as well as by courts. It is impossible to determine the extent of the impact of any new U.S. or non‑U.S. laws, regulations or initiatives that may be proposed, or whether any of the proposals will become law. Compliance with any new laws or regulations could be more difficult and expensive and affect the manner in which we conduct business. Refer to “Regulatory Environment and Compliance.”

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

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. Our Employee Shareholders Committee, Crestview GP, Reverence Capital, our directors and executive officers and each of and their respective affiliates, hold in the aggregate 96.5% of the total voting power of our outstanding common stock and the unvested restricted stock as of December 31, 2019. Because of the ten‑to‑one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the voting power of our common stock and therefore will be able to control all matters submitted to our shareholders for approval. Our Class B common stock will be converted into shares of Class A common stock, which conversion will occur automatically, in the case of each share of Class B common stock, upon transfers (subject to limited exceptions, such as certain transfers effected for estate planning purposes), a termination of employment by an employee shareholder or upon the date the number of shares of Class B common stock then outstanding (including unvested restricted shares) is less than 10% of the aggregate number of shares of Class A common stock and Class B common stock then outstanding (including unvested restricted shares). We may issue additional shares of our Class B common stock in the future, including in connection with acquisitions or equity grants to employees.

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

Crestview GP does not hold any of our Class A common stock, but beneficially owns 50.8% of our common stock through its beneficial ownership of our Class B common stock and 62.6% of the total voting power of our outstanding common stock and unvested restricted stock as of December 31, 2019. As a result, Crestview GP has the ability to elect a majority of the members of our board of directors and thereby control our policies and operations, including the appointment of management, future issuances of our common stock or other securities, the payment of dividends, if any, on our common stock (including the Class A common stock), the incurrence of debt by us, amendments to our amended and restated certificate of incorporation and amended and restated bylaws, and the entering into of extraordinary transactions. Crestview GP will also be able to determine the outcome of all matters requiring shareholder approval and will be able to cause or prevent a change in control of us or a change in the composition of our board of directors and could preclude any acquisition of us. This concentration of voting control could deprive other shareholders of an opportunity to receive a premium for shares of their Class A common stock as part of a sale of us and ultimately might affect the market price of our Class A common stock. Further, the interests of Crestview GP may not in all cases be aligned with other shareholders’ interests.

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

Sales of substantial amounts of our Class A common stock in the public market, or the perception that these sales could occur, could cause the market price of our Class A common stock to decline. As of February 28, 2020, 16,636,811 shares of our Class A common stock and 51,256,188 shares of our Class B common stock, which are convertible, at the option of the holder, into an equal number of shares of Class A common stock, are outstanding. Of these shares, all of the shares of Class A common stock is freely tradable without restriction under the Securities Act, unless purchased by our “affiliates,” as that term is defined in Rule 144 under the Securities Act. The 52,940,026 shares of our Class B common stock held by Crestview GP, Reverence Capital, our directors and officers and other existing shareholders, are “restricted securities” within the meaning of Rule 144 under the Securities Act. Restricted securities may be sold in the public market only if they are registered under the Securities Act or are sold pursuant to an exemption from registration under Rule 144 or Rule 701 under the Securities Act.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Start-ups Act, or the JOBS Act, enacted in April 2012, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies, including, but not limited to, reduced disclosure obligations regarding executive compensation (including Chief Executive Officer pay ratio disclosure) in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies.

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

Prior to February 2018, we operated as a private company and had not been subject to the same financial and other reporting and corporate governance requirements of a public company. As a public company, we are now required to file annual, quarterly and other reports with the SEC. We need to prepare and timely file financial statements that comply with SEC reporting requirements. We also are subject to other reporting and corporate governance requirements under the listing standards of NASDAQ and the Sarbanes‑Oxley Act, which impose significant compliance costs and obligations upon us. Being a public company requires a significant commitment of additional resources and management oversight, which add to operating costs. These changes place significant additional demands on our finance and accounting staff, which may not have prior public company experience or experience working for a newly public company, and on our financial accounting and information systems, and we may need to, in the future, hire additional accounting and financial staff with appropriate public company reporting experience and technical accounting knowledge. Other expenses associated with being a public company include increases in auditing, accounting and legal fees and expenses, investor relations expenses, increased directors’ fees and director and officer liability insurance costs, registrar and transfer agent fees and listing fees, as well as other expenses. As a public company, we are required, among other things, to:

•	prepare and file periodic reports, and distribute other shareholder communications, in compliance with the federal securities laws and the NASDAQ rules;
•	define and expand the roles and the duties of our board of directors and its committees;
•	institute more comprehensive compliance, investor relations and internal audit functions; and
•	evaluate and maintain our system of internal control over financial reporting, and report on management’s assessment thereof, in compliance with rules and regulations of the SEC.

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

Section 404 of the Sarbanes-Oxley Act and related SEC rules require that we perform an annual management assessment of the design and effectiveness of our internal control over financial reporting. Our assessment concluded that our internal control over financial reporting was effective as of December 31, 2019; however, there can be no assurance that we will be able to maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time in future periods. Accordingly, we cannot assure that we will be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal control is necessary for us to produce reliable financial reports and is important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our Class A common stock could drop significantly.

Our ability to pay regular dividends is subject to our Board’s discretion and Delaware law.

We intend to pay dividends to holders of our Class A common stock as described in “Dividend Policy.” Our board of directors may, in its sole discretion, change the amount or frequency of dividends or discontinue the payment of dividends entirely. In making decisions regarding our quarterly dividends, we consider general economic and business conditions, our strategic plans and prospects, our businesses and investment opportunities, our financial condition and operating results, working capital requirements and anticipated cash needs, contractual restrictions (including under the terms of our 2019 Credit Agreement) and legal, tax, regulatory and such other factors as we may deem relevant.

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

Risks Relating to the USAA AMCO Acquisition

We may not realize the benefits we expect from the USAA AMCO Acquisition because of integration difficulties and other challenges.

The success of the USAA AMCO Acquisition will depend in large part on the success of integrating the personnel, operations, strategies, technologies and other components of the businesses following the completion of the Acquisition(s). The Company may fail to realize some or all of the anticipated benefits of the Acquisitions if the integration process takes longer than expected or is more costly than expected. The failure of the Company to meet the challenges involved in successfully integrating the operations of the USAA Acquired Companies or to otherwise realize any of the anticipated benefits of either Acquisition could impair the operations of the Company. Potential difficulties the combined business may encounter in the integration process include the following:

•	The integration of personnel, operations, strategies, technologies and support services;
•	The disruption of ongoing businesses and distraction of their respective personnel from ongoing business concerns;
•	The retention of the existing clients;
•	The retention of key intermediary distribution relationships;
•	The integration of corporate cultures and maintenance of employee morale;
•	The retention of key employees;
•	The creation of uniform standards, controls, procedures, policies and information systems;
•	The reduction of the costs associated with combining operations;
•	The consolidation and rationalization of information technology platforms and administrative infrastructures; and
•	Potential unknown liabilities;

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

The USAA AMCO Acquisition is expected to accelerate the timing of when we cease to be an emerging growth company, resulting in increased reporting and disclosure requirements.

We are an emerging growth company and, for as long as we continue to be an emerging growth company, we may choose to continue to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 and taking advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. We will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of our IPO, (ii) the first fiscal year after our annual gross revenues are $1.07 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities or (iv) the end of any fiscal year in which the market value of our Class A common stock held by non-affiliates is at least $700 million as of the end of the second quarter of that fiscal year. The USAA AMCO Acquisition is expected to accelerate the timing of when we cease to be an emerging growth company to a period shorter than the fifth anniversary of our IPO. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal control over financial reporting, investors could lose confidence in the reliability of our financial statements. Refer to “Risk Factors-Risks Relating to Our Capital Structure-We are an “emerging growth company,” and any decision on our part to comply with certain reduced disclosure requirements applicable to emerging growth companies could make our Class A common stock less attractive to investors.”

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties.

The Company leases its principal executive offices, which are located in San Antonio, TX. In the United States, the Company also leases office space in Brooklyn, OH; New York, NY; Birmingham, MI; Boston, MA; Rocky River, OH; Cincinnati, OH; Denver, CO; Des Moines, IA; and San Francisco, CA. Outside the United States, the Company leases office space in Singapore, Hong Kong and London. The Company believes its existing facilities are adequate to meet its current and future business requirements.

Item 3.	Legal Proceedings.

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. The Company is not currently a party to any material legal proceedings.

Item 4.	Mine Safety Disclosures.

Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Shares of the Company’s Class A common stock are listed and trade on NASDAQ under the symbol “VCTR”. As of December 31, 2019, there were approximately 2,000 beneficial shareholders of the Company’s Class A common stock and 104 beneficial shareholders of the Company’s Class B common stock.

Performance Graph

The following graph shows a comparison from February 8, 2018 (the date our Class A common stock commenced trading on NASDAQ) through December 31, 2019 of the cumulative total return of our Class A common stock, the Standard & Poor’s 500 Stock Index (S&P 500 Index) and a peer group comprised of Affiliated Managers Group, Inc., Artisan Partners Asset Management Inc., BrightSphere Investment Group plc, Eaton Vance Corp., Legg Mason, Inc. and Virtus Investment Partners, Inc. The graph assumes that $100 was invested at the market close on February 8, 2018 in our Class A common stock, the S&P 500 Index and the peer group and assumes reinvestment of any dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following table sets out information regarding purchases of equity securities by the Company for the three months ended December 31, 2019.

	Total Number of Shares of Class A Common Stock	Average Price Paid Per Share of Class A Common	Total Number of Shares of Class A Common Stock Purchased as Part of Publicly Announced Plans	Approximate Dollar Value That May Yet Be Purchased Under Outstanding Plans or Programs
Period	Purchased	Stock	or Programs	(in millions)
October 1-31, 2019	146,930	$15.29	146,930	$11.3
November 1-30, 2019	80,570	18.33	80,570	9.8
December 1-31, 2019	65,230	20.85	65,230	8.5
Total	292,730	$17.37	292,730

(1)

The share repurchase program authorized in 2018 for $15.0 million of the Company’s Class A common stock was completed in September 2019. In August 2019, the Company’s Board of Directors authorized the Company to repurchase up to an additional $15.0 million of the Company’s Class A common stock in the open market or in privately negotiated transactions. We repurchased 292,730 of Class A common stock under this program through a 10b5-1 trading plan at an average cost of $17.37 during the three months ended December 31, 2019. As of December 31, 2019, approximately $8.5 million remained available to repurchase shares under this program. Refer to Note 15, Share-Based Compensation, to the audited consolidated financial statements for further information on the share repurchase program.

Dividend Policy

In August 2019, the Company announced the initiation of quarterly cash dividends and paid the first quarterly dividends in September and December 2019. Holders of restricted stock awards on the Company’s class A and class B common stock that are unvested at the time quarterly dividends are declared are entitled to be paid these dividends as and when the restricted stock vests. Potential future dividend payments will be at the sole discretion of our board of directors and will depend upon then‑existing conditions, including capital requirements to execute our growth strategy, results of operations, financial condition, projected cash flow, and terms associated with our current credit facility or any future financing.

Item 6.	Selected Financial Data.

The following tables set forth our historical consolidated financial data as of and for the periods indicated. The selected consolidated financial data for the years ended, and as of, December 31, 2019, 2018, 2017, 2016 and 2015 have been derived from our audited consolidated financial statements and the notes thereto included elsewhere in this report. Our historical operating results are not necessarily indicative of future operating results.

The following data should be read together with our consolidated financial statements and the related notes thereto, as well as the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this report.

	Year Ended December 31,
($ in thousands, except per share data as noted)	2019	2018	2017	2016	2015
GAAP Statement of Operations Data:
Investment management fees	$466,802	$352,683	343,811	248,482	201,553
Fund administration and distribution fees	145,571	60,729	65,818	49,401	39,210
Total revenue	612,373	413,412	409,629	297,883	240,763
Income from operations	$164,620	$114,519	$90,168	$24,485	$33,220
Other expense	(43,932)	(29,608)	(51,710)	(33,556)	(25,998)
Income (loss) before income taxes	120,688	84,911	38,458	(9,071)	7,222
Net income (loss)	92,491	63,704	25,826	(6,071)	3,800
GAAP operating margin	26.9%	27.7%	22.0%	8.2%	13.8%
Basic earnings (loss) per share	$1.37	$0.96	$0.47	$(0.12)	$0.08
Diluted earnings (loss) per share	$1.26	$0.90	$0.43	$(0.12)	$0.08

	Year Ended December 31,
($ in thousands)	2019	2018	2017	2016	2015
Balance Sheet Data:
Total assets	$1,753,309	$801,511	$792,622	$850,951	$620,389
Total debt(1)	924,539	268,857	483,225	418,528	311,898
Total liabilities	1,215,438	345,963	561,439	519,953	370,960
Total equity	537,871	455,548	231,183	330,998	249,429

(1)

Balance at December 31, 2019 is shown net of unamortized loan discount and debt issuance costs in the amount of $27.5 million. The gross principal amount of outstanding term loans under the 2019 Credit Agreement was $952.0 million.

On July 29, 2016, we acquired RS Investments, an SEC registered investment adviser, and RS Investments’ wholly owned subsidiaries. Our financial results for the year ended December 31, 2016 reflect five months of post‑acquisition RS Investments operations and significant acquisition‑related and restructuring and integration costs related to this transaction.

On July 1, 2019, we completed the USAA AMCO Acquisition. Our financial results for the year ended December 31, 2019 reflect six months of post‑acquisition USAA AMCO operations and significant acquisition‑related and restructuring and integration costs related to this transaction. Refer to Note 4, Acquisitions, to the to the audited consolidated financial statements for further information on the USAA AMCO Acquisition.

In the year ended December 31, 2018, we completed our IPO and used the proceeds to refinance the debt, then outstanding. In the years ended December 31, 2017 and 2015, we made special distributions to shareholders and incurred incremental debt to fund these payments. In the years ended December 31, 2016 and 2019, we incurred incremental debt to partially finance the acquisitions of RS Investments and USAA AMCO, respectively. Refer to Note 11, Debt, to the to the audited consolidated financial statements for further information on debt.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to, and should be read in conjunction with the “Selected Financial Data” and our consolidated financial statements and related notes thereto included elsewhere in this report. In addition to historical information, this discussion and analysis contains forward‑looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from management’s expectations. Please refer to the sections of this report entitled “Forward‑Looking Statements” and “Risk Factors.”

Overview

Our Business – We are a diversified global asset management firm with $151.8 billion in assets under management as of December 31, 2019. The Company operates a next-generation business model combining boutique investment qualities with the benefits of a fully integrated, centralized operating and distribution platform.

We provide specialized investment strategies to institutions, intermediaries, retirement platforms and individual investors. With nine autonomous Investment Franchises and a Solutions Platform, Victory Capital offers a wide array of investment styles and investment vehicles including, actively managed mutual funds, separately managed accounts, rules-based and active ETFs, multi-asset class strategies, custom-designed solutions and a 529 College Savings Plan. Our earnings are primarily driven by asset-based fees charged for services related to the investment strategies we deliver and consist of investment management, fund administration and distribution fees.

Franchises – Our Franchises are operationally integrated, but are separately branded and make investment decisions independently from one another within guidelines established by their respective investment mandates. Our integrated model creates a supportive environment in which our investment professionals, largely unencumbered by administrative and operational responsibilities, can focus on their pursuit of investment excellence. VCM employs all of our U.S. investment professionals across our Franchises, which are not separate legal entities.

Solutions – Our Solutions Platform consists of multi-Franchise and customized solutions strategies that are primarily rules-based. We offer our Solutions Platform through a variety of vehicles, including separate accounts, mutual funds and VictoryShares which is our ETF brand. Like our Franchises, our Solutions Platform is operationally integrated and supported by our centralized distribution, marketing and operational support functions. Our approach furthers our commitment to rules‑based investing and includes single and multi‑factor strategies designed to provide a variety of outcomes, including maximum diversification, dividend income, downside mitigation, minimum volatility, thematic and targeted factor exposure.

Professionals within our institutional, retail and direct member distribution channels and marketing organization sell our products through our centralized distribution model. Our institutional sales team focuses on cultivating relationships with institutional consultants, who account for the majority of the institutional market, as well as asset allocators seeking sub-advisers. Our retail sales team offers intermediary and retirement platform clients, including broker-dealers, retirement platforms and RIA networks, mutual funds and ETFs as well as SMAs through wrap fee programs and access to our investment models through UMAs. Our direct member channel serves the investment needs of clients including USAA members and military community.

We have grown our AUM from $17.9 billion following the management-led buyout with Crestview GP in August 2013 to $151.8 billion at December 31, 2019. We attribute this growth to our success in sourcing acquisitions and evolving them into organic growers, generating strong investment returns, and developing institutional, retail, and direct client distribution channels with deep penetration.

USAA AMCO Acquisition – Effective July 1, 2019, the Company completed the USAA AMCO Acquisition, a transformative acquisition that increased AUM by $81.1 billion and significantly impacted our financial results for the year ended December 31, 2019. The acquisition not only increased AUM and revenue, but also introduced additional personnel expenses and new and additional operating expenses such as third party distribution costs, expenses related to a transfer services agreement with USAA, 529 College Savings Plan, and direct member channel expenses that the Company did not incur prior to the acquisition. In conjunction with the USAA AMCO Acquisition, the Company entered into the 2019 Credit Agreement, dated July 1, 2019, and obtained a seven-year term loan in an aggregate principal amount of $1.1 billion. All indebtedness outstanding under the previous credit agreement was repaid and terminated as of July 1, 2019.

The USAA AMCO Acquisition expands and diversifies our investment platform, particularly in the fixed income and solutions asset classes, and increases our size and scale. Additional products added to our investments platform include target date and target risk strategies, managed volatility mutual funds, active fixed income ETFs, sub-advised and multi-manager equity funds. We have also added to our lineup of asset allocation portfolios and smart beta equity ETFs. Through the acquisition, the Company has the rights to offer products and services using the USAA brand for a period of time and the opportunity to offer its products to USAA members through a direct member channel. In addition, we have entered into a referral agreement with USAA for members that are interested in investing in USAA Funds or USAA 529 College Savings Plan.

Total consideration for the USAA AMCO Acquisition was $950.1 million, comprising of $851.3 million of cash paid at closing and $98.8 million as the estimated fair value of contingent consideration as of the acquisition date. A maximum of $150.0 million ($37.5 million per year) in contingent payments is payable to sellers based on the annual revenue of USAA Adviser attributable to all “non-managed money”-related AUM in each of the first four years following the closing date.

The estimated fair value of contingent consideration arrangements as of December 31, 2019 were $118.7 million and consist of the USAA AMCO earn-out payment liability, which is included in consideration payable for acquisition of business in the Consolidated Balance Sheets. Refer to Note 4, Acquisitions, to the audited consolidated financial statements for further details on the USAA AMCO Acquisition.

Business Highlights in 2019

Assets under management:

•

AUM at December 31, 2019 grew by $99.1 billion, or approximately 188%, to $151.8 billion from $52.8 billion at December 31, 2018, primarily driven by $81.1 billion of acquired assets. We generated $32.1 billion in gross flows and $1.9 billion in positive net inflows for the year ended December 31, 2019, compared to $14.1 billion in gross flows and $2.4 billion of negative net outflows for the same period in 2018. We experienced $16.1 billion in market appreciation for the year ended December 31, 2019 compared to $6.6 billion in market depreciation for the same period in 2018.

•	In 2019, our VictoryShares ETF platform exceeded the $5.0 billion AUM milestone.
•	We were ranked 7th in “Barron’s Top Fund Families” for the five-year period and 10th for the 10-year period ended December 31, 2019. We ranked 17th overall on a one-year basis for 2019.

Investment performance:

•

Legacy Victory Capital: 25 of our Legacy Victory Capital mutual funds and ETFs had overall Morningstar ratings of four or five stars and 74% of our fund and ETF AUM were rated four or five stars overall by Morningstar. 77% of our strategies by AUM had investment returns in excess of their respective benchmarks over a one-year period, 79% over a three-year period, 73% over a five-year period and 92% over a ten-year period. On an equal-weighted basis, 48% of our strategies have outperformed their respective benchmarks over a one-year period, 63% over a three-year period, 62% over a five-year period and 82% over a ten-year period.

•

USAA Fixed Income: 11 of our USAA Fixed Income mutual funds and ETFs had overall Morningstar ratings of four or five stars and 96% of our fund and ETF AUM were rated four or five stars overall by Morningstar. 85% of our strategies by AUM had investment returns in excess of their respective benchmarks over a one-year period, 85% over a three-year period, 88% over a five-year period and 95% over a ten-year period. On an equal-weighted basis, 71% of our strategies have outperformed their respective benchmarks over a one-year period, 67% over a three-year period, 83% over a five-year period and 91% over a ten-year period.

•

Total Victory Capital: 44 of our Total Victory Capital mutual funds and ETFs had overall Morningstar ratings of four or five stars and 68% of our fund and ETF AUM were rated four or five stars overall by Morningstar. 67% of our strategies by AUM had investment returns in excess of their respective benchmarks over a one-year period, 64% over a three-year period, 60% over a five-year period and 71% over a ten-year period. On an equal-weighted basis, 43% of our strategies have outperformed their respective benchmarks over a one-year period, 51% over a three-year period, 53% over a five-year period and 66% over a ten-year period.

Financial highlights:

•

Total revenue for the year ended December 31, 2019 was $612.4 million compared to $413.4 million for the year ended December 31, 2018. Net income was $92.5 million and $63.7 million, respectively, for the year ended December 31, 2019 and 2018.

•

Earnings per diluted share were $1.26 for the year ended December 31, 2019 compared to $0.90 for the same period in 2018. Adjusted net income with tax benefit per diluted share was $2.63 and $1.64, respectively, for the year ended December 31, 2019 and 2018. Refer to “Supplemental Non‑GAAP Financial Information” for more information about how we calculate Adjusted Net Income and a reconciliation of net income to Adjusted Net Income.

•

Adjusted EBITDA was $268.8 million or 43.9% for the year ended December 31, 2019 compared to $160.2 million or 38.7% for the year ended December 31, 2018. Refer to “Supplemental Non‑GAAP Financial Information” for more information about how we calculate Adjusted EBITDA and a reconciliation of net income to Adjusted EBITDA.

•

Adjusted Net Income was $172.8 million for the year ended December 31, 2019 compared to $102.3 million for the year ended December 31, 2018. Refer to “Supplemental Non‑GAAP Financial Information” for more information about how we calculate Adjusted Net Income and a reconciliation of net income to Adjusted Net Income.

•

Subsequent to December 31, 2019, the Company repriced its term loan reducing the interest rate by 75 basis points for an estimated annual interest rate expense savings of approximately $7.0 million, or 13.5%.

Key Performance Indicators

The following table presents the key performance indicators we focus on when reviewing our results:

	Year Ended December 31,
($ in millions, except for basis points and percentages)	2019		2018		2017
AUM at period end	$151,832		$52,763		$61,771
Average AUM	102,719		61,390		57,823
Gross flows	32,112		14,130		16,929
Net flows (excluding Diversified)(1)	1,860		(2,427)		(853)
Total revenue	612.4		413.4		409.6
Revenue on average AUM	59.6	bps	67.3	bps	70.8	bps
Net income	92.5		63.7		25.8
Adjusted EBITDA(2)	268.8		160.2		149.1
Adjusted EBITDA margin(2)(3)		43.9%	38.7%		36.4%
Adjusted Net Income(3)	172.8		102.3		62.0
Tax benefit of goodwill and acquired intangibles(4)	20.3		13.3		19.7

(1)

Total net flows including Diversified Equity Management (“Diversified”) were ($1,860), ($2,427) and ($1,471) for the years ended December 31, 2019, 2018, and 2017, respectively. Assets managed by Diversified were transferred to Munder on May 15, 2017.

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
(4)

Represents the tax benefits associated with deductions allowed for intangible assets and goodwill generated from prior acquisitions in which we received a step‑up in basis for tax purposes. Acquired intangible assets and goodwill may be amortized for tax purposes, generally over a 15‑year period. The tax benefit from amortization on these assets is included to show the full economic benefit of deductions for all acquired intangibles with a step‑up in tax basis. Due to our acquisitive nature, tax deductions allowed on acquired intangible assets and goodwill provide us with a significant supplemental economic benefit. On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted. The Tax Act significantly revised the U.S. corporate income tax law by, among other things, decreasing the federal corporate income tax rate from 35% to 21% effective January 1, 2018. The reduction in the federal corporate income tax rate reduced the tax benefit of goodwill and acquired intangible assets beginning in 2018.

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

Valuation of Assets Under Management

The fair value of assets under management of the Victory Funds, USAA Funds and VictoryShares is primarily determined using quoted market prices or independent third party pricing services or broker price quotes. In limited circumstances, a quotation or price evaluation is not readily available from a pricing service. In these cases, pricing is determined by management based on a prescribed valuation process that has been approved by the directors/trustees of the sponsored products. The same prescribed valuation process is used to price securities in separate accounts and other vehicles for which a quotation or price evaluation is not readily available from a pricing service. For the periods presented, a de minimis amount of the AUM was priced in this manner.

AUM by Asset Class – the following table presents our AUM by asset class as of the dates indicated:

	As of December 31,
(in millions)	2019(1)	2018	2017	2016(2)	2015(3)
Fixed Income	$37,973	$6,836	$7,551	$7,726	$5,058
Solutions	31,649	3,767	3,028	1,575	953
U.S. Mid Cap Equity	26,347	20,019	25,185	20,083	12,401
U.S. Small Cap Equity	17,346	12,948	15,308	14,090	6,500
U.S. Large Cap Equity	14,091	3,759	4,789	5,921	5,763
Global / Non-U.S. Equity	12,603	4,610	4,105	3,460	2,114
Other	236	824	1,805	2,111	322
Total Long-Term Assets	$140,245	$52,763	$61,771	$54,966	$33,111
Money Market	11,587	—	—	—	—
Total	$151,832	$52,763	$61,771	$54,966	$33,111

(1)

Includes the impact of the USAA AMCO Acquisition, which closed on July 1, 2019, increasing our AUM by $81.1 billion inclusive of managed portfolio assets invested through USAA’s brokerage business. We did not acquire the USAA brokerage business. As of December 31, 2019, these managed portfolio assets totaled $9.9 billion.

(2)	Includes the impact of the RS Acquisition, which closed on July 29, 2016, and increased our AUM by $16.7 billion.
(3)	Includes the impact of the CEMP Acquisition, which closed on April 30, 2015, and increased our AUM by $1.0 billion.

Asset Flows by Asset Class – the following table summarizes our asset flows by asset class for the periods indicated:

		U.S.		U.S.
	U.S. Mid	Small		Large	Global /
	Cap	Cap	Fixed	Cap	Non-U.S.			Total	Money
(in millions)	Equity	Equity	Income	Equity	Equity	Solutions	Other	Long-term	Market	Total
Year Ended December 31, 2019
Gross client cash inflows	$20,019	$12,948	$6,836	$3,759	$4,610	$3,767	$823	$52,763	$—	$52,763
Gross client cash inflows	5,663	3,338	6,489	480	1,457	5,696	171	23,293	8,820	32,112
Gross client cash outflows	(6,663)	(4,194)	(4,186)	(1,419)	(1,538)	(3,079)	(375)	(21,453)	(8,800)	(30,252)
Net client cash flows	(1,000)	(856)	2,303	(939)	(81)	2,617	(204)	1,840	20	1,860
Market appreciation / (depreciation)	5,511	3,728	1,158	1,263	1,609	2,739	(29)	15,980	85	16,065
Net transfers	1,817	1,526	27,677	10,007	6,465	22,525	(356)	69,662	11,482	81,143
Ending AUM	$26,347	$17,346	$37,973	$14,091	$12,603	$31,649	$236	$140,245	$11,587	$151,832
Year Ended December 31, 2018
Beginning AUM	$25,185	$15,308	$7,551	$4,789	$4,105	$3,028	$1,805	$61,771	$—	$61,771
Gross client cash inflows	4,530	3,198	1,514	259	2,488	1,713	428	14,130	—	14,130
Gross client cash outflows	(7,207)	(3,762)	(2,303)	(848)	(1,003)	(588)	(846)	(16,557)	—	(16,557)
Net client cash flows	(2,677)	(564)	(789)	(589)	1,485	1,125	(418)	(2,427)	—	(2,427)
Market appreciation / (depreciation)	(2,485)	(1,792)	67	(455)	(972)	(426)	(510)	(6,573)	—	(6,573)
Net transfers	(4)	(4)	7	14	(8)	40	(53)	(8)	—	(8)
Ending AUM	$20,019	$12,948	$6,836	$3,759	$4,610	$3,767	$824	$52,763	$—	$52,763
Year Ended December 31, 2017
Beginning AUM	$20,083	$14,090	$7,726	$5,921	$3,460	$1,575	$2,111	$54,965	$—	$54,965
Gross client cash inflows	8,622	3,613	1,777	230	924	1,342	421	16,929	—	16,929
Gross client cash outflows	(7,299)	(4,722)	(2,240)	(1,702)	(1,333)	(213)	(891)	(18,400)	—	(18,400)
Net client cash flows	1,323	(1,109)	(462)	(1,472)	(410)	1,129	(470)	(1,471)	—	(1,471)
Market appreciation / (depreciation)	3,778	2,327	388	347	1,073	352	106	8,372	—	8,372
Net transfers	1	—	(101)	(7)	(18)	(28)	57	(95)	—	(95)
Ending AUM	$25,185	$15,308	$7,551	$4,789	$4,105	$3,028	$1,805	$61,771	$—	$61,771

AUM by Distribution Channel – the following table presents our AUM by distribution channel as of the dates indicated:

	As of December 31,
	2019		2018		2017
(in millions)	Amount	% of total	Amount	% of total	Amount	% of total
Member	$74,118	49%	$—	—%	$—	—%
Institutional	39,851	26%	29,731	56%	35,695	58%
Retail	37,863	25%	23,032	44%	26,076	42%
Total AUM(1)	$151,832	100%	$52,763	100%	$61,771	100%

(1)	The allocation of AUM by distribution channel involves the use of estimates and the exercise of judgment.

Assets Flows by Vehicle – the following table summarizes our asset flows by vehicle for the periods indicated:

			Separate
			Accounts and
			Other
(in millions)	Mutual Funds(1)	ETFs(2)	Vehicles(3)	Total
Year Ended December 31, 2019
Beginning AUM	$30,492	$2,956	$19,315	$52,763
Gross client cash inflows	21,560	843	9,709	32,112
Gross client cash outflows	(25,239)	(914)	(4,099)	(30,252)
Net client cash flows	(3,679)	(71)	5,610	1,860
Market appreciation / (depreciation)	10,990	544	4,531	16,065
Net transfers	80,802	782	(441)	81,143
Ending AUM	$118,605	$4,213	$29,014	$151,832
Year Ended December 31, 2018
Beginning AUM	$37,967	$2,250	$21,555	$61,771
Gross client cash inflows	9,629	1,401	3,100	14,130
Gross client cash outflows	(12,781)	(341)	(3,435)	(16,557)
Net client cash flows	(3,152)	1,060	(335)	(2,427)
Market appreciation / (depreciation)	(4,312)	(354)	(1,907)	(6,573)
Net transfers	(11)	—	3	(8)
Ending AUM	$30,492	$2,956	$19,315	$52,763
Year Ended December 31, 2017
Beginning AUM	$33,975	$906	$20,085	$54,965
Gross client cash inflows	11,922	1,111	3,896	16,929
Gross client cash outflows	(13,259)	(20)	(5,121)	(18,400)
Net client cash flows	(1,337)	1,091	(1,225)	(1,471)
Market appreciation / (depreciation)	5,427	253	2,692	8,372
Net transfers	(98)	—	3	(95)
Ending AUM	$37,967	$2,250	$21,555	$61,771

(1)	Includes institutional and retail share classes and Variable Insurance Products or VIP funds.
(2)	Excludes assets managed for other proprietary product (i.e. funds of funds) in order to adjust for double counting.
(3)	Includes collective trust funds, wrap program separate accounts and unified managed accounts or UMAs.

December 31, 2019 AUM – Our total AUM at December 31, 2019 was $151.8 billion, an increase of $99.1 billion, or 187.8%, compared to $52.8 billion at December 31, 2018. The change in AUM during 2019 reflects $81.1 billion of acquired assets, $1.9 billion of positive net inflows, as well as $16.1 billion in positive market movement. Short-term money market assets accounted for $11.6 billion, or 7.6% of the total AUM at December 31, 2019.

The net inflows were driven by $2.6 billion in our Solutions Platform and $2.3 billion in our fixed income strategies, partially offset by net outflows of $1.0 billion in our U.S. mid cap equity strategies, $0.9 billion in our U.S. large cap equity strategies, $0.9 billion in our U.S. small cap equity strategies, $0.2 billion in other and $0.1 billion in our global/non-U.S equity strategies.

December 31, 2018 AUM – Our total AUM at December 31, 2018 was $52.8 billion, a decrease of $9.0 billion, or 14.6%, compared to $61.8 billion at December 31, 2017, reflected by $2.4 billion of negative net outflows and $6.6 billion in negative market movement.

The net outflows were primarily a result of $2.7 billion in our U.S. mid cap equity strategies, $0.8 billion in our fixed income strategies, $0.6 billion in our U.S. large cap equity strategies, $0.6 billion in our U.S. small cap equity strategies and $0.4 billion in our other strategies, partially offset by net inflows of $1.5 billion in our global equity strategies and $1.1 billion in our Solutions Platform.

December 31, 2017 AUM – Our total AUM at December 31, 2017 was $61.8 billion, an increase of $6.8 billion, or 12.3%, compared to $55.0 billion at December 31, 2016. The change in AUM reflects $1.5 billion of negative net outflows and $8.4 billion in positive market movement.

The net outflows were primarily a result of $1.5 billion in our U.S. large cap equity strategies, $1.1 billion in our U.S. small cap equity strategies, $0.5 billion in our other strategies, $0.4 billion in our global equity strategies and $0.4 billion in our fixed income strategies, partially offset by net inflows of $1.3 billion in our U.S. mid cap equity strategies and $1.1 billion in our Solutions Platform.

GAAP Results of Operations

Our GAAP revenues principally consist of; (i) investment management fees, which are based on our overall weighted average fee rate charged to our clients and our level of AUM and (ii) fund administration and distribution fees, which are asset‑based fees earned from open‑end mutual funds for administration and distribution services. Fund administration and fund distribution fees also include fund transfer agent fees (related to the USAA Funds), which are based on a contractual rate applied to average AUM or the number of accounts in these funds.

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

Investment Management Fees – Investment management fees are earned from managing clients’ assets. Our investment management fee revenue fluctuates based on a number of factors, including the total value of our AUM, the composition of AUM across investment strategies and vehicles, changes in the investment management fee rates on our products and the extent to which we enter into fee arrangements that differ from our standard fee schedule. Investment management fees are earned based on a percentage of AUM as delineated in the respective investment management agreements. Our investment management fees are calculated based on daily average AUM, monthly average AUM or point in time AUM.

Fund Administration and Distribution Fees – Fund administration fees are asset‑based fees earned from open‑end funds for administration services. Fund administration fees fluctuate based on the level of average open‑end fund AUM and the fee rates charged for these services.

Fund distribution fees are asset‑based fees earned from open‑end funds for distribution services. Fund distribution fees fluctuate based on the level of average open‑end fund AUM and the composition of those assets across share classes that pay varying levels of fund distribution fees.

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

Fund transfer agent fees are earned for providing mutual fund shareholder services. Transfer agent fees fluctuate based on the level of average AUM and the number of accounts in the USAA Funds.

The Company has contractual arrangements with a third party to provide certain sub-transfer agent services. We are the primary obligor under the transfer agency contracts with the USAA Funds and have the ability to select the service provider and establish pricing. As a result, fund transfer agent fees and sub-transfer agent expenses are recorded on a gross basis.

GAAP Expenses

Our GAAP expenses principally consist of; (i) personnel compensation and benefits; (ii) distribution and other asset‑based expenses; (iii) general and administrative expenses; (iv) depreciation and amortization charges; and (v) acquisition‑related expenses comprising of changes in the fair value of contingent acquisition payments and restructuring and acquisition costs.

Personnel Compensation and Benefits – Personnel compensation and benefits is our most significant category of expense. Personnel compensation and benefits consists of (i) salaries, payroll related taxes and employee benefits, (ii) incentive compensation, (iii) sales‑based compensation, (iv) compensation expense related to equity awards granted to employees and directors and (v) acquisition‑related compensation in the form of cash retention bonuses.

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

Distribution and Other Asset‑based Expenses – Distribution and other asset‑based expenses consists of (i) broker‑dealer distribution fees and platform distribution fees, (ii) fund expense reimbursements to affiliates and (iii) sub‑administration, sub-transfer agent, sub‑advisory expenses and middle‑office expenses.

Broker‑dealer distribution fees are paid by VCA as the broker‑dealer for the Victory Funds and USAA Funds to third‑party distributors. The Victory Funds and USAA Funds pay VCA for distribution services and VCA, in turn, pays third‑party distributors.

Platform distribution fees are paid by VCM as the investment adviser to the Victory Funds and USAA Funds. Platform distribution fees are paid to financial advisors, retirement plan providers and intermediaries for servicing and administering accounts invested in shares of the Victory Funds and USAA Funds. Distribution fees typically vary based on the level of AUM and the composition of those assets across share classes.

Fund expense reimbursements (contra revenue) result from VCM, as investment adviser for the Victory Funds, VictoryShares and USAA Funds, agreeing to cap the annual operating expenses for certain share classes of the Victory Funds, USAA Funds and VictoryShares. VCM has contractually agreed to reimburse the Victory Funds, USAA Funds and VictoryShares for expenses in excess of these caps but may recoup these reimbursements for a period of time if the applicable Fund’s share class expenses and/or VictoryShares ETF expenses fall below the cap.

Sub‑administration, sub-transfer agent, sub‑advisory and middle‑office expenses consist of fees paid to our sub‑administrators of the Victory Funds, VictoryShares and USAA Funds, fees paid to our sub-transfer agent for the USAA Funds, fees paid to sub‑advisers on certain Victory Funds and USAA Funds and fees paid to vendors to which we outsource middle‑office functions.

•

VCM acts as the administrator to the Victory Funds, VictoryShares and USAA Funds. VCM has hired a sub‑administrator, the fees for which are captured in sub‑administration expense. As administrator, VCM supervises the operations of the Victory Funds, VictoryShares and USAA Funds, including the services provided by the sub‑administrators. The sub‑administrators are paid through a contractual arrangement based on a percentage of the average fund AUM.

•

VCTA acts as the transfer agent to the USAA Funds. VCTA has hired a sub-transfer agent, the fees for which are captured in sub-administration expense. As transfer agent, VCTA oversees the services provided by the sub-transfer agent. The sub-transfer agent is paid through a contractual arrangement based on a percentage of average fund AUM.

•

VCM, as the investment adviser for the Victory Funds and USAA Funds, has hired unaffiliated sub‑advisers to manage funds for which we do not have in‑house capabilities. The fees paid to the sub‑advisers are contractual based on a percentage of assets that they manage.

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

General and Administrative Expenses – General and administrative expenses primarily consist of investment research and technology costs, professional and marketing fees, travel, rent and insurance expenses.

Depreciation and Amortization – Depreciation and amortization expense consists primarily of the depreciation of property and equipment as well as the amortization of acquired intangibles that have a definite life. These intangibles include customer relationships, investment advisory contracts, intellectual property and non‑compete clauses acquired in connection with a business or asset acquisition. Both depreciation and amortization are recorded ratably over the assets’ useful lives.

Acquisition‑Related Costs – Acquisition‑related costs include legal fees, advisory services, mutual fund proxy voting costs and other one‑time expenses related to acquisitions.

Restructuring and Integration Costs – Restructuring and integration costs include costs incurred in connection with business combinations, including the increase in the fair value of contingent acquisition payments, asset purchases and changes in business strategy. These include severance expenses related to one‑time benefit arrangements, contract termination and other costs to integrate investment platforms, products and personnel into existing systems, processes and service provider arrangements and restructuring the business to capture operating expense synergies.

Other non‑operating items of income and expense consist of; (i) interest income and other income (expense); (ii) interest expense and other financing costs; (iii) loss on debt extinguishment; and (iv) income tax (expense) benefit.

Interest Income and Other Income (Expense) – Interest income and other income (expense) consists primarily of interest income, gains (losses) on investments and dividend income on investments.

Interest Expense and Other Financing Costs – Interest expense and other financing costs consists primarily of interest expense attributable to long‑term debt. Refer to “Liquidity and Capital Resources” for more information.

Loss on Debt Extinguishment – Loss on debt extinguishment consists of the write-off of unamortized debt issuance costs and unamortized debt discount as a result of debt refinancing and the acceleration of the paydown of debt principal.

Income Tax Expense – The provision for income taxes includes U.S. federal, state and local taxes, and foreign income taxes payable by certain of our subsidiaries. The effective tax rate is primarily driven by state and local taxes and permanent differences related to meals and entertainment. The portion of the effective income tax rate attributable to state and local income taxes varies from year to year depending on amounts of income apportioned to each jurisdiction, whether we file income tax returns on a unitary or separate return basis and with changes in tax laws. On December 22, 2017, the Tax Act was enacted and significantly revised the U.S. corporate income tax law by, among other things, decreasing the federal corporate income tax rate from 35% to 21% effective January 1, 2018.

The following table presents our GAAP results of operations for the years ended December 31, 2019, 2018 and 2017.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2019	2018	2017
Revenue
Investment management fees	$466,802	$352,683	$343,811
Fund administration and distribution fees	145,571	60,729	65,818
Total revenue	612,373	413,412	409,629

Expenses
Personnel compensation and benefits	179,809	145,880	144,111
Distribution and other asset-based expenses	146,622	94,680	103,439
General and administrative	46,568	30,005	33,996
Depreciation and amortization	23,873	23,277	29,910
Change in value of consideration payable for acquisition of business	19,886	(37)	(294)
Acquisition-related costs	22,317	4,346	2,094
Restructuring and integration costs	8,678	742	6,205
Total operating expenses	447,753	298,893	319,461
Income from operations	164,620	114,519	90,168

Other income (expense)
Interest income and other income (expense)	6,829	(2,856)	(2,913)
Interest expense and other financing costs	(40,901)	(20,694)	(48,467)
Loss on debt extinguishment	(9,860)	(6,058)	(330)
Total other expense, net	(43,932)	(29,608)	(51,710)

Income before income taxes	120,688	84,911	38,458

Income tax expense	(28,197)	(21,207)	(12,632)

Net income	$92,491	$63,704	$25,826

Earnings per share of common stock
Basic	$1.37	$0.96	$0.47
Diluted	$1.26	$0.90	$0.43

Weighted average number of shares outstanding
Basic	67,616	66,295	54,931
Diluted	73,466	70,511	59,577

Dividends declared per share of common stock	$0.10	$—	$2.42

Investment Management Fees

2019 compared to 2018 – Investment management fees increased $114.1 million, or 32.4%, to $466.8 million in 2019 from $352.7 million in 2018 due to an increase in average AUM year over year, partially offset by a decrease in the realized fee rate due to a shift in asset mix. Average AUM was $102.7 billion in 2019 compared to $61.4 billion in 2018, mostly attributable to the acquired assets in the USAA AMCO Acquisition.

The Company adopted Accounting Standards Update (“ASU”) 2014-09 on January 1, 2019. Mutual fund and ETF waivers and expense reimbursements are recorded as a reduction to investment management fees under the new standard ($18.7 million in 2019). The comparative periods have not been restated and continue to be reported under the legacy guidance, as permitted by the Financial Accounting Standards Board (the “FASB”).

2018 compared to 2017 – Investment management fees increased $8.9 million, or 2.5%, to $352.7 million in 2018 from $343.8 million in 2017 due to the same factors related to average AUM and shift in asset mix as discussed above in the “2019 compared to 2018” section. Average AUM was $61.4 billion in 2018 compared to $57.8 billion in 2017.

Fund Administration and Distribution Fees

2019 compared to 2018 – Fund administration and distribution fees totaled $145.6 million in 2019, an increase of $84.8 million, or 139.7%, from $60.7 million in 2018. Fund administration fees increased by $48.7 million, or 210.2%, due to an increase in average AUM year over year, mostly attributable to the USAA AMCO Acquisition and the addition of $42.8 million in transfer agent fees with the USAA Funds, partially offset by a reduction in fund distribution fees due to a shift in the mix of assets to lower 12b-1 paying share classes. Transfer agent fees represent a new revenue stream for VCTA in accordance with a contract with the USAA Funds.

2018 compared to 2017 – Fund administration and distribution fees totaled $60.7 million in 2018, a decrease of $5.1 million, or 7.7%, from $65.8 million in 2017, due to a decrease in fund distribution fees partially offset by an increase in fund administration fees. The decrease in fund distribution fees was due to a shift in the mix of assets to lower 12b-1 paying share classes, partially offset by an increase in average AUM in 2018. The increase in fund administration fees was due to higher mutual fund and ETF average daily assets.

Personnel Compensation and Benefits

The following table presents the components of GAAP compensation expense for the year ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Salaries, payroll related taxes and employee benefits	$62,298	$45,820	$49,745
Incentive compensation	85,614	71,273	65,984
Sales-based compensation(1)	13,973	13,549	15,051
Equity awards granted to employees and directors(2)	16,303	15,238	11,752
Acquisition and transaction-related compensation	1,621	—	1,579
Total personnel compensation and benefits expense	$179,809	$145,880	$144,111

(1)	Represents sales‑based commissions paid to our distribution teams. Sales‑based compensation varies based on gross and net client cash flows and revenue earned on sales.
(2)

Share-based compensation typically vests over several years based on service and the achievement of specific business and financial targets. The value of share-based compensation is recognized as compensation expense over the vesting period.

2019 compared to 2018 – Personnel compensation and benefits were $179.8 million in 2019, an increase of $33.9 million, or 23.3%, from $145.9 million in 2018 primarily attributable to an increase in headcount due to the USAA AMCO Acquisition, as well as a year over year increase in deferred compensation plan liabilities from favorable market action. The increase in incentive compensation was due to higher pre-incentive compensation earnings while performance award vestings in 2019 contributed to the increase in share-based compensation. The Company incurred $1.6 million in acquisition and transaction-related compensation expense in 2019 with no such expense incurred during the previous year.

2018 compared to 2017 – Personnel compensation and benefits increased by $1.8 million, 1.2%, to $145.9 million in 2018 from $144.1 million in 2017. The slight increase was due to an increase in incentive compensation, partially offset by a year over year decrease in deferred compensation plan liabilities from unfavorable market action. Share-based compensation increased in 2018 due to the IPO and pre-existing awards, while sales‑based compensation decreased as a result of lower gross flows.

Distribution and Other Asset‑based Expenses

The following table presents the components of distribution and other asset‑based expenses for the year ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Broker-dealer distribution fees	$27,753	$34,423	$40,521
Platform distribution fees	90,706	27,177	29,701
Fund expense reimbursements	—	12,902	11,896
Sub-administration	11,115	6,763	5,754
Sub-advisory	8,399	6,452	8,352
Middle-office	8,649	6,963	7,215
Total distribution and other asset-based expenses	$146,622	$94,680	$103,439

2019 compared to 2018 – Distribution and other asset‑based expenses are primarily based on AUM. Distribution and other asset-based expenses were $146.6 million in 2019, an increase of $51.9 million, or 54.9%, from $94.7 million in 2018, primarily due to the USAA AMCO Acquisition. The acquisition introduced new operating expenses that the Company did not incur prior to the acquisition, such as platform distribution costs paid to third parties and USAA, sub-transfer agent service costs and 529 College Savings Plan expenses.

Fund expense reimbursements declined by $12.9 million due to the change in the classification of such reimbursements with the adoption of ASU 2014-09 on January 1, 2019. Mutual fund and ETF waivers and expense reimbursements are recorded as a reduction to investment management fees under ASU 2014-09, whereas under legacy revenue recognition guidance these were recorded as a distribution and other asset-based expense. The comparative periods have not been restated and continue to be reported under the legacy guidance, as permitted by the FASB. Broker-dealer distribution fees decreased due to the shift in the mix of assets to lower and non 12b-1 paying share classes.

2018 compared to 2017 – Distribution and other asset-based expenses decreased by $8.8 million, or 8.5%, to $94.7 million in 2018, from $103.4 million in 2017. Broker-dealer distribution fees and platform distribution fees decreased due to the mix of mutual fund assets and share classes.

General and Administrative Expenses

2019 compared to 2018 – General and administrative expenses were $46.6 million in 2019 compared to $30.0 million in 2018. The increase of $16.6 million, or 55.2%, was primarily due to the addition of transition service agreement costs related to the USAA AMCO Acquisition, as well as one-time debt repricing expenses related to the 2019 Credit Agreement.

2018 compared to 2017 – General and administrative expenses decreased by $4.0 million, or 11.7%, to $30.0 million in 2018, from $34.0 million in 2017, driven by operational efficiencies.

Depreciation and Amortization

2019 compared to 2018 – Depreciation and amortization increased by $0.6 million, or 2.6%, to $23.9 million in 2019, from $23.3 million in 2018, due to the addition of definite-lived intangible assets acquired in connection with the USAA AMCO Acquisition, partially offset by definite-lived assets acquired in connection with the CEMP Acquisition and the management-led buyout with Crestview GP becoming fully amortized in 2018.

2018 compared to 2017 – Depreciation and amortization decreased to $23.3 million in 2018, from $29.9 million in 2017, primarily due to certain definite-lived intangible assets acquired in connection with the management-led buyout with Crestview GP becoming fully amortized in 2018.

Acquisition‑Related Costs

2019 compared to 2018 – Acquisition-related costs were $22.3 million and $4.3 million, respectively, in 2019 and 2018, with the increase primarily due to the USAA AMCO Acquisition which closed on July 1, 2019. The acquisition-related expenses include various transaction costs such as legal and filing fees and other professional fees. On April 22, 2019, the Company and Harvest Volatility Management, LLC (“Harvest”) entered into an agreement to mutually terminate the purchase agreement entered into on September 21, 2018. Neither the Company nor Harvest was responsible for any termination fee to the other party as a result of the termination.

2018 compared to 2017 – Acquisition‑related costs increased by $2.2 million, or 107.5%, to $4.3 million in 2018, from $2.1 million in 2017, primarily due to costs incurred related to the USAA AMCO Acquisition and Harvest.

Restructuring and Integration Costs

2019 compared to 2018 – Restructuring and integration costs were $8.7 million and $0.7 million, respectively, in 2019 and 2018, with the increase due to severance costs and integration and conversion costs related to the USAA AMCO Acquisition.

2018 compared to 2017 – Restructuring and integration costs decreased by $5.5 million, or 88.0%, to $0.7 million in 2018, from $6.2 million in 2017, primarily due to costs incurred in 2017 for contract breakage and asset write-offs associated with the integration of RS Investment Management Co. LLC (“RS Investments”).

Interest Income and Other Income (Expense)

2019 compared to 2018 – Interest income and other income (expense) was income of $6.8 million in 2019, compared to expense of $2.9 million in 2018. The increase was collectively due to a (i) gain on sale of an equity method investment in Cerebellum of $2.9 million, (ii) higher yields on our cash invested in money market accounts and (iii) net unrealized gains on deferred compensation plan investments.

2018 compared to 2017 – Interest income and other income (expense) was expense of $2.9 million in both 2018 and 2017, and mainly consisted of net unrealized losses on deferred compensation plan investments.

Interest Expense and Other Financing Costs

2019 compared to 2018 – Interest expense and other financing costs increased by $20.2 million, or 97.6%, to $40.9 million in 2019, from $20.7 million in 2018 due to the Company entering into the 2019 Credit Agreement, dated July 1, 2019, in conjunction with the USAA AMCO Acquisition. All indebtedness outstanding under the previous credit agreement was repaid and terminated as of July 1, 2019. Refer to Note 11, Debt, to the audited financial statements for further details on the 2019 Credit Agreement.

2018 compared to 2017 – Interest expense and other financing costs decreased by $20.8 million, or 57.3%, to $20.7 million in 2018, from $48.5 million in 2017 as a result of refinancing activities and the paydown of debt principal.

Loss on Debt Extinguishment

2019 compared to 2018 – Loss on debt extinguishment was $9.9 million in 2019. The Company wrote-off unamortized debt issuance costs and unamortized debt discount due to (i) the termination of the previous credit agreement, dated February 2018 ($5.5 million) and (ii) accelerating the paydown of debt principal under the 2019 Credit Agreement ($4.4 million). The Company also paid down $148.0 million of debt in 2019 under the 2019 Credit Agreement. Refer to Note 11, Debt, to the audited financial statements for further details on the 2019 Credit Agreement. The Company incurred a $6.1 million loss on debt extinguishment in 2018 due to the termination of a previous credit agreement, dated October 2014.

2018 compared to 2017 – Loss on debt extinguishment was $6.1 million in 2018 as discussed above in the “2019 compared to 2018” section. The Company incurred a $0.3 million loss on debt extinguishment in 2017 due to the repricing of a previous term loan.

Income Tax Expense

2019 compared to 2018 – Our effective tax rate was 23.4% and 25.0% in 2019 and 2018, respectively. The decrease in the effective tax rate was primarily due to higher excess tax benefits on share-based compensation net of expense related to recognizing a liability for unrecorded tax benefits. Refer to Note 10, Income Taxes, to the audited financial statements for further details on income taxes.

2018 compared to 2017 – Our effective tax rate was 25.0% and 32.8% in 2018 and 2017, respectively, with the year over year decrease due to a reduction in our effective tax rate in 2018 related to the Tax Act.

Effects of Inflation

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

Supplemental Non‑GAAP Financial Information

We report our financial results in accordance with GAAP. Our management uses non‑GAAP performance measures to evaluate the underlying operations of our business. Non‑GAAP financial measures are used to supplement GAAP results to provide a more complete understanding of the factors and trends affecting our business than GAAP results alone. Due to our acquisitive nature, there are a number of acquisition and restructuring related expenses included in GAAP measures that we believe distort the economic value of our organization and we believe that many investors use this information when assessing the financial performance of companies in the investment management industry. We have included these non‑GAAP measures to provide investors with the same financial metrics used by management to assess the operating performance of our Company.

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

The following table sets forth a reconciliation from GAAP financial measures to non‑GAAP measures for the periods indicated:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Reconciliation of non-GAAP financial measures:
Net income (GAAP)	$92,491	$63,704	$25,826
Income tax expense	(28,197)	(21,207)	(12,632)
Income before income taxes	$120,688	$84,911	$38,458
Interest expense(1)	40,706	20,173	44,330
Depreciation(2)	2,995	2,956	3,561
Other business taxes(3)	1,484	1,505	1,887
Amortization of acquisition-related intangible assets(4)	20,878	20,321	26,349
Share-based compensation(5)	14,849	15,238	11,752
Acquisition, restructuring and exit costs(6)	56,751	6,389	15,041
Debt issuance costs(7)	13,119	7,807	6,035
Pre-IPO governance expenses(8)	—	138	1,248
(Earnings) losses from equity method investments(9)	(2,683)	730	427
Adjusted EBITDA	$268,787	$160,168	$149,088

	Year Ended December 31,
(in thousands)	2019	2018	2017
Reconciliation of non-GAAP financial measures:
Net income (GAAP)	$92,491	$63,704	$25,826
Adjustments to reflect the operating performance of the Company:
i. Other business taxes(3)	1,484	1,505	1,887
ii. Amortization of acquisition-related intangible assets(4)	20,878	20,321	26,349
iii. Share-based compensation(5)	14,849	15,238	11,752
iv. Acquisition, restructuring and exit costs(6)	56,751	6,389	15,041
v. Debt issuance costs(7)	13,119	7,807	6,035
vi. Pre-IPO governance expenses(8)	—	138	1,248
Tax effect of above adjustments(10)	(26,770)	(12,849)	(23,678)
viii. Remeasurement of net deferred taxes (11)	—	—	(2,422)
Adjusted Net Income	$172,802	$102,254	$62,038
Tax benefit of goodwill and acquired intangibles(12)	$20,324	$13,278	$19,691

Adjustments made to GAAP Net Income to calculate Adjusted EBITDA and Adjusted Net Income, as applicable, are:

(1)	Adding back interest paid on debt and other financing costs, net of interest income.
(2)	Adding back depreciation on property and equipment.
(3)	Adding back other business taxes.
(4)	Adding back amortization expense on acquisition‑related intangible assets.
(5)

Adding back share-based compensation associated with equity awards issued from pools created in connection with the management‑led buyout and various acquisitions and as a result of equity grants related to the initial public offering of our Class A common stock (the “IPO”).

(6)	Adding back direct incremental costs of acquisitions and the IPO, including restructuring costs.
(7)	Adding back debt issuance cost expense.
(8)	Adding back pre-IPO governance expenses paid to the Company’s private equity partners that terminated as of the completion of the IPO
(9)	Adjusting for (earnings) losses on equity method investments.
(10)	Subtracting an estimate of income tax expense applied to the sum of the adjustments above.

(11)	Remeasurement of our U.S. net deferred taxes resulting in a one-time income tax expense of $2.4 million in 2017 due to the Tax Act enacted on December 22, 2017.
(12)

Represents the tax benefits associated with deductions allowed for intangibles and goodwill generated from acquisitions in which we received a step‑up in basis for tax purposes. Acquired intangible assets and goodwill may be amortized for tax purposes, generally over a 15‑year period. The tax benefit from amortization on these assets is included to show the full economic benefit of deductions for all acquired intangibles with a step‑up in tax basis. Due to our acquisitive nature, tax deductions allowed on acquired intangible assets and goodwill provide us with a significant supplemental economic benefit.

The following table presents the components of acquisition, restructuring and exit costs for the periods indicated:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Acquisition-related costs	$22,317	$4,346	$2,094
Change in value of consideration payable for acquisition of business	19,886	—	—
Restructuring and integration costs	8,678	742	6,205
General and administrative	4,249	303	733
Personnel compensation and benefits	1,621	—	1,580
Interest income and other income	—	998	4,429
Total acquisition, restructuring and exit costs	$56,751	$6,389	$15,041

Liquidity and Capital Resources

Sources and Uses of Cash – We generate strong cash flows from operations that allow us to meet our cash requirements.  Our primary uses of cash include (i) repayment of our debt obligations, (ii) funding of acquisitions, (iii) payment of contingent consideration for previous acquisitions, and (iv) working capital needs. Cash flows from operations also allow us to meet certain other cash requirements such as quarterly cash dividends and the repurchase of our Class A common stock. We believe we have sufficient liquidity and capital resources to continue to paydown our debt obligations as well as to continue focusing on acquisition candidates that increase our size, scale, asset class and client diversification.

The following table presents our liquidity position as of December 31, 2019 and 2018:

	December 31,	December 31,
(in thousands)	2019	2018
Cash and cash equivalents(1)	$37,121	$51,491
Accounts and other receivables(2)	95,093	44,120
Undrawn commitment on revolving credit facility(3)	100,000	100,000
Accounts and other payables(4)	(144,045)	(50,578)

(1)	We manage our cash balances in order to fund our day-to-day operations and invest excess cash into money market funds and other short-term investments.
(2)

Our accounts receivables consist primarily of investment management, fund administrative and distribution fees that have been earned but not yet received from clients. We perform a review of our receivables on a monthly basis to access collectability.

(3)	Revolving credit facility of $100.0 million at December 31, 2019 and 2018, which had $100.0 million undrawn as of both periods.
(4)

Accounts and other payables consist primarily of various payables related to operations, transaction costs and interest payable on the term loan, as well as accrued compensation and benefits. Transaction costs consist of non-recurring transaction costs of $8.5 million and restructuring and integration costs of $3.0 million.

Excludes long-term debt, net due to the Company satisfying the required principal amortization of 1.00% per annum through the term loan, June 2026.

As previously noted, the USAA AMCO Acquisition introduced additional personnel expenses and new and additional operating expenses such as expenses related to a transfer services agreement with USAA, 529 College Savings Plan, and direct member channel expenses that the Company did not incur prior to the acquisition.

2019 Credit Agreement – In conjunction with the USAA AMCO Acquisition, the Company entered into the 2019 Credit Agreement, dated July 1, 2019, and obtained a seven-year term loan in an aggregate principal amount of $1.1 billion. All indebtedness outstanding under the previous credit agreement was repaid and terminated as of July 1, 2019. In 2019, the Company repaid $148.0 million of the outstanding term loans under the 2019 Credit Agreement, and subsequent to December 31, 2019, the Company has repaid an additional $38.0 million. As of December 31, 2019, we were in compliance with our financial performance covenant. Refer to Note 4, Acquisitions, to the audited consolidated financial statements for further details on the USAA AMCO Acquisition, as well as Note 11, Debt, for further information on the 2019 Credit Agreement.

The First Amendment – Subsequent to December 31, 2019, the Company entered into the First Amendment dated as of July 1, 2019 with other loan parties thereto, Barclays Bank PLC, as administrative agent, and the Royal Bank of Canada as fronting bank, and the lenders party thereto which amends the 2019 Credit Agreement.

Pursuant to the The First Amendment, effective January 17, 2020, the Company refinanced the Existing Term Loans with the Repriced Term Loans in an aggregate principal amount of $952.0 million. The Repriced Term Loans provide for substantially the same terms as the Existing Term Loans, including the same maturity date of June 2026, except that the Repriced Term Loans provide for a reduced applicable margin on the LIBOR of 75 basis points. The applicable margin on LIBOR under the Repriced Term Loans is 2.50%, compared to 3.25% under the Existing Term Loans.

Capital Requirements – VCA is a registered broker‑dealer subject to the Uniform Net Capital requirements under the Exchange Act, which requires maintenance of certain minimum net capital levels. In addition, we have certain non‑U.S. subsidiaries that have minimum capital requirements. As a result, such subsidiaries of our Company may be restricted in their ability to transfer cash to their parents. VCA and our non‑U.S. subsidiaries were in compliance with these requirements as of and for the years ended December 31, 2019, 2018 and 2017.

Cash Flows – the following table is derived from our Consolidated Statements of Cash Flows for the year ended December 31, 2019, 2018 and 2017.

	Year Ended December 31,
(in thousands)	2019	2018	2017
Net cash provided by operating activities	$227,384	$134,345	$96,169
Net cash used in investing activities	(849,812)	(11,549)	(8,532)
Net cash provided by (used in) financing activities	608,016	(84,161)	(91,273)

Operating Activities

2019 compared to 2018 – Cash provided by operating activities was $227.4 million in 2019, compared to $134.3 million in 2018. The $93.0 million net increase in cash provided by operating activities was primarily due to a $48.2 million net increase in working capital as a result of timing of accrued expenses and compensation and a $28.8 million increase in net income, as well as adjustments for certain non-cash items which contributed $16.1 million to the increase in cash provided by operating activities.

The USAA AMCO Acquisition increased revenue and introduced new operating expenses that the Company did not incur prior to the acquisition, such as distribution costs paid to third parties and USAA, sub-transfer agent service costs, 529 College Savings Plan expenses, and direct member channel expenses.

2018 compared to 2017 – Cash provided by operating activities was $134.3 million in 2018, compared to $96.2 million in 2017. The $38.2 million net increase in cash provided by operating activities was mostly attributable to a $37.9 million increase in net income due to growth in the business and lower interest expense as a result of refinancing activities and pre-payments.

Investing Activities

2019 compared to 2018 – Cash used in investing activities increased by $838.3 million to $849.8 million in 2019, from $11.5 million in 2018. The increase was primarily due to $851.3 million paid in cash at the July 1, 2019 closing of the USAA AMCO Acquisition, partially offset by $10.6 million in proceeds from the Company selling 100% of its equity investment in Cerebellum.

2018 compared to 2017 – Cash used in investing activities was $11.5 million in 2018, compared to $8.5 million in 2017. The $3.0 million net increase in cash used in investing activities was primarily due to additional equity investments made in Cerebellum in 2018.

Financing Activities

2019 compared to 2018 – Cash provided by financing activities was $608.0 million in 2019 and consisted of $1,069.0 million of net proceeds from the 2019 Credit Agreement, partially offset by the repayment and termination of the previous credit agreement (dated February 2018) of $280.0 million and repayment of long-term debt under the 2019 Credit Agreement in the third and fourth quarter of 2019 of $148.0 million. The repurchase of our Class A common stock and payment of dividends contributed $15.5 million and $7.4 million, respectively, in cash used in financing activities during 2019.

Cash used in financing activities was $84.2 million in 2018 and consisted of the repayment of $499.7 million of term loans under a previous credit agreement (dated October 2014) and the repayment of long-term debt under a previous credit agreement (dated February 2018) of $80.0 million, partially offset by $360.0 million of net proceeds from a previous credit agreement (dated February 2018) and the generation of $156.5 million of net IPO proceeds.

2018 compared to 2017 – Cash used in financing activities was $84.2 million in 2018 as discussed above in the “2019 compared to 2018” section. Cash used in financing activities was $91.2 million in 2017 and consisted of the payment of a dividend to shareholders of $135.2 million, the repayment of long‑term debt under a previous credit agreement (dated October 2014) of $63.9 million, partially offset by $125.0 million of net proceeds from a previous credit agreement (dated October 2014).

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2019:

	Payments Due
					2025 and
(in thousands)	Total	2020	2021-2022	2023-2024	Thereafter
Principal payments on borrowings(1)	$952,000	$—	$—	$—	$952,000
Interest payable(1)(2)	335,570	51,626	103,252	103,252	77,439
Contingent consideration payable for acquisition(3)	118,700	29,675	59,350	29,675	—
Lease obligations(4)	22,974	6,442	8,632	4,492	3,408
Total	$1,429,244	$87,743	$171,234	$137,419	$1,032,847

(1)

The total principal payments on borrowings reflects the gross amount of principal outstanding on the term loans under the 2019 Credit Agreement as of December 31, 2019. The Company has satisfied the required principal amortization of 1.00% per annum through the term of the loan, June 2026. Subsequent to December 31, 2019, the Company has repaid an additional $38.0 million of principal outstanding on the term loans under the 2019 Credit Agreement.

(2)

The total interest payable reflects the interest obligation over the life of the loans calculated based on the principal amount of the term loans outstanding under the 2019 Credit Agreement as of December 31, 2019 using the 5.34863% interest rate in effect on that date.

The Company entered into the First Amendment to the Credit Agreement on January 17, 2020. Pursuant to the First Amendment, the Company refinanced the Existing Term Loans with Repriced Term Loans in an aggregate principal amount of $952.0 million. The Repriced Term Loans provide for a reduced applicable margin on LIBOR of 75 basis points (2.50% compared to 3.25%), for an estimated annual interest rate expense savings of approximately $7.0 million, or 13.5%.

(3)

Represents the fair value of the contingent consideration that is estimated to be paid over the next four years resulting from the USAA AMCO Acquisition. A maximum of $150.0 million ($37.5 million per year) in contingent payments is potentially payable to the sellers.

(4)	Operating leases include the minimum rent commitments under non-cancelable operating leases, net of cash expected to be received under the sub-lease.

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

The Company announced the initiation of quarterly cash dividends in August 2019 and paid a quarterly dividend in September and December 2019. Holders of restricted stock awards that are unvested at the time the quarterly dividends are declared are entitled to be paid these dividends as and when the restricted stock vests.

As of December 31, 2019, the cash bonuses and distributions related to dividends on restricted shares and options that are expected to vest in the future totaled $1.3 million.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in accordance with GAAP is based on the selection and application of accounting policies that require us to make significant estimates and assumptions that in certain circumstances affect amounts reported in the audited consolidated financial statements. In preparing these financial statements, our estimates and judgements are based on historical experience, information from third-party valuation professionals and various other assumptions, giving due consideration to materiality. We consider the accounting policies discussed below to be critical to the understanding of our consolidated financial statements. Actual results could differ from our estimates and assumptions, and any such difference could be material to our consolidated financial statements. Significant accounting policies are described more fully in Note 2, Significant Accounting Policies, to the audited consolidated financial statements.

Business Combinations – We recognize and measure identifiable assets acquired and liabilities assumed in business combinations as of the acquisition date at fair value. The process of determining the fair value of identifiable intangible assets at the date of acquisition utilizes an income approach and requires significant estimates and judgment as to expectations for earnings on the related managed assets acquired, redemption rates, growth rates from sales efforts, the effects of market conditions and a discount rate. The process for estimating the fair value of acquired trade names considers comparable royalty rates and projected revenue streams. We typically utilize an independent valuation expert to assist with these valuations.

We recognize and measure contingent consideration liabilities at fair value as of the acquisition date using an option pricing model and Monte Carlo simulation. These valuations require significant estimates and judgments related to projected revenue growth rates, adjustments for market-based risk, volatility and discount rates. The fair value of contingent consideration liabilities is remeasured at each reporting period, typically using the same methodology used to determine the acquisition date fair value. Any change in the fair value estimate subsequent to the acquisition date is recorded in the earnings of that period.

Goodwill and Indefinite‑lived Intangible Assets – The accounting for goodwill and indefinite‑lived intangible assets requires significant estimates and judgment in the ongoing evaluation for impairment, and for indefinite-lived intangible assets, reconsideration of an asset’s useful life. Changes in these assumptions or estimates could materially affect the determination of the fair value of goodwill and indefinite-lived intangible assets.

Goodwill and indefinite‑lived intangible assets are reviewed for impairment annually as of October 1 using a qualitative approach which requires the weighing of positive and negative evidence collected through the consideration of various factors to determine whether it is more likely than not that the asset is impaired.

For goodwill, we consider the Company’s performance relative to historical or projected future operating results, significant changes in the Company's use of the acquired assets in a business combination or strategy for the Company's overall business, market cap and significant industry or economic trends. If, after considering various factors, management determines that it is more likely than not that goodwill is impaired, a two-step process to test for and measure impairment is performed which begins with a quantitative assessment to estimate the fair value of the Company. The assumptions used to estimate fair value for goodwill include management's estimates of future growth rates, operating cash flows, discount rates and terminal value.

Because the advisory, distribution and transfer agent contracts are with the funds, renewable annually and have a history of being renewed, industry practice under GAAP is to consider the contract lives to be indefinite and, as a result, not amortizable. For these fund contracts as well as the trade name indefinite-lived intangible assets, we consider (i) macroeconomic and entity‑specific factors, including changes to legal, regulatory or contractual provisions of the renewable advisory and distribution contracts, (ii) the effects of obsolescence, demand, competition and other economic factors that could impact the funds’ projected performance and (iii) the existence or expectation of significant changes in the level and mix of managed assets.

In addition, for indefinite-lived intangible assets, we consider whether events or circumstances continue to support an indefinite useful life. Indicators monitored by us that may indicate an indefinite useful life is no longer supported generally include (i) changes in the use of the asset, (ii) a significant decline in the level of managed assets and (iii) significant reductions in underlying operating cash flows.

Indefinite-lived intangible assets are combined into a single unit of accounting for purposes of testing impairment if they operate as a single asset and represent as a group the highest and best use of the assets. If actual changes in the underlying managed assets or other conditions, such as redemption rates or changes to contractual provisions, indicate that it is more likely than not that the asset is impaired, or if the estimated useful life is reduced, we perform a quantitative approach to estimate the fair value of the intangible asset. The process of estimating the fair value of the intangible asset requires us to estimate the level and mix of managed assets, considering future redemption rates, growth rates, market appreciation/depreciation and a discount rate. If the carrying value of the intangible asset exceeds its fair value, we recognize an impairment charge equal to that excess.

Item 7A.	Qualitative and Quantitative Disclosures Regarding Market Risk.

Market Risk – Substantially all of our revenues are derived from investment management, fund administration and distribution fees, which are based on the market value of our AUM. Accordingly, our revenues and net income may decline as a result of our AUM decreasing due to depreciation of our investment portfolios. In addition, such depreciation could cause our clients to withdraw their assets in favor of other investment alternatives that they perceive to offer higher returns or lower risk, which could cause our revenues and net income to decline further.

The value of our AUM was $151.8 billion at December 31, 2019. A 10% increase or decrease in the value of our AUM, if proportionately distributed over all of our strategies, products and client relationships, would cause an annualized increase or decrease in our revenues of approximately $91.1 million at our weighted‑average fee rate of 60 basis points for the year ended December 31, 2019. Because of declining fee rates from larger relationships and differences in our fee rates across investment strategies, a change in the composition of our AUM, in particular, an increase in the proportion of our total AUM attributable to strategies, clients or relationships with lower effective fee rates, could have a material negative impact on our overall weighted‑average fee rate. The same 10% increase or decrease in the value of our total AUM, if attributed entirely to a proportionate increase or decrease in the AUM of the Victory Funds, to which we provide a range of services in addition to those provided to institutional separate accounts, would cause an annualized increase or decrease in our revenues of approximately $103.2 million at the Victory Funds’ aggregate weighted‑average fee rate of 68 basis points. If the same 10% increase or decrease in the value of our total AUM was attributable entirely to a proportionate increase or decrease in the assets of our institutional separate accounts, it would cause an annualized increase or decrease in our revenues of approximately $59.2 million at the weighted‑average fee rate across all of our institutional separate accounts of 39 basis points for the year ended December 31, 2019.

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

Exchange Rate Risk – A portion of the accounts that we advise hold investments that are denominated in currencies other than the U.S. dollar. To the extent our AUM are denominated in currencies other than the U.S. dollar, the value of that AUM will decrease with an increase in the value of the U.S. dollar, or increase with a decrease in the value of the U.S. dollar. Each investment team monitors its own exposure to exchange rate risk and makes decisions on how to manage that risk in the portfolios they manage. We believe many of our clients invest in those strategies in order to gain exposure to non‑U.S. currencies, or may implement their own hedging programs. As a result, we generally do not hedge an investment portfolio’s exposure to non‑U.S. currency.

We have not adopted a corporate‑level risk management policy to manage this exchange rate risk. Assuming 8% of our AUM are invested in securities denominated in currencies other than the U.S. dollar and excluding the impact of any hedging arrangement, a 10% increase or decrease in the value of the U.S. dollar would decrease or increase the fair value of our AUM by $1.2 billion, which would cause an annualized increase or decrease in revenues of approximately $7.3 million at our weighted‑average fee rate for the business of 60 basis points for the year December 31, 2019.

We operate in several foreign countries and incur operating expenses associated with these operations. In addition, we have revenue and revenue‑sharing arrangements that are denominated in non‑U.S. currencies. We do not believe foreign currency fluctuations materially affect our results of operations.

Interest Rate Risk – Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. At December 31, 2019, we were exposed to interest rate risk as a result of the amounts outstanding under the 2019 Credit Agreement.

Item 8.	Financial Information and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Victory Capital Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Victory Capital Holdings, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

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

Cleveland, Ohio

March 13, 2020

Victory Capital Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except for shares)

	December 31, 2019	December 31, 2018
Assets
Cash and cash equivalents	$37,121	$51,491
Investment management fees receivable	74,321	37,980
Fund administration and distribution fees receivable	19,313	3,153
Other receivables	1,459	2,987
Prepaid expenses	4,852	2,664
Available-for-sale securities, at fair value	771	601
Trading securities, at fair value	18,305	12,719
Property and equipment, net	13,240	8,780
Goodwill	404,750	284,108
Other intangible assets, net	1,175,471	387,679
Other assets	3,706	9,349
Total assets	$1,753,309	$801,511

Liabilities and stockholders' equity
Accounts payable	$271	$607
Accrued compensation and benefits	54,842	30,228
Accrued expenses	88,932	19,743
Consideration payable for acquisition of business	118,700	5,838
Deferred compensation plan liability	18,305	12,719
Deferred tax liability, net	5,486	6,212
Other liabilities	4,363	1,759
Long-term debt, net	924,539	268,857
Total liabilities	1,215,438	345,963

Stockholders' equity
Class A common stock, $0.01 par value per share: 2019 - 400,000,000 shares authorized, 18,099,772 shares issued and 16,414,617 shares outstanding; 2018 - 400,000,000 shares authorized, 15,280,833 shares issued and 14,424,558 shares outstanding	181	153
Class B common stock, $0.01 par value per share: 2019 - 200,000,000 shares authorized, 53,937,394 shares issued and 51,281,512 shares outstanding; 2018 - 200,000,000 shares authorized, 55,284,408 shares issued and 53,137,428 shares outstanding	539	553
Additional paid-in capital	624,766	604,401
Class A treasury stock, at cost: 2019 - 1,685,155 shares; 2018 - 856,275 shares	(21,524)	(8,045)
Class B treasury stock, at cost: 2019 - 2,655,882 shares; 2018 - 2,146,980 shares	(31,386)	(21,719)
Accumulated other comprehensive loss	—	(86)
Retained deficit	(34,705)	(119,709)
Total stockholders' equity	537,871	455,548
Total liabilities and stockholders' equity	$1,753,309	$801,511

The accompanying notes are an integral part of the consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except for shares)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2019	2018	2017
Revenue
Investment management fees	$466,802	$352,683	$343,811
Fund administration and distribution fees	145,571	60,729	65,818
Total revenue	612,373	413,412	409,629

Expenses
Personnel compensation and benefits	179,809	145,880	144,111
Distribution and other asset-based expenses	146,622	94,680	103,439
General and administrative	46,568	30,005	33,996
Depreciation and amortization	23,873	23,277	29,910
Change in value of consideration payable for acquisition of business	19,886	(37)	(294)
Acquisition-related costs	22,317	4,346	2,094
Restructuring and integration costs	8,678	742	6,205
Total operating expenses	447,753	298,893	319,461
Income from operations	164,620	114,519	90,168

Other income (expense)
Interest income and other income (expense)	6,829	(2,856)	(2,913)
Interest expense and other financing costs	(40,901)	(20,694)	(48,467)
Loss on debt extinguishment	(9,860)	(6,058)	(330)
Total other expense, net	(43,932)	(29,608)	(51,710)

Income before income taxes	120,688	84,911	38,458

Income tax expense	(28,197)	(21,207)	(12,632)

Net income	$92,491	$63,704	$25,826

Earnings per share of common stock
Basic	$1.37	$0.96	$0.47
Diluted	$1.26	$0.90	$0.43

Weighted average number of shares outstanding
Basic	67,616	66,295	54,931
Diluted	73,466	70,511	59,577

Dividends declared per share of common stock	$0.10	$—	$2.42

The accompanying notes are an integral part of the consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2019	2018	2017
Net income	$92,491	$63,704	$25,826

Other comprehensive income (loss), net of tax
Net unrealized (loss) gain on available-for-sale securities	—	(110)	64
Net unrealized gain on cash flow hedges	—	—	462
Net unrealized gain (loss) on foreign currency translation	24	(40)	75
Total other comprehensive income (loss), net of tax	24	(150)	601

Comprehensive income	$92,515	$63,554	$26,427

The accompanying notes are an integral part of the consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

(in thousands)

								Accumulated
							Additional	Other
	Common Stock			Treasury Stock			Paid-In	Comprehensive	Retained
	Class A	Class B	Pre-IPO	Class A	Class B	Pre-IPO	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2016	$—	$—	$565	$—	$—	$(16,245)	$421,747	$(537)	$(74,532)	$330,998
Issuance of common stock	—	—	3	—	—	—	3,190	—	—	3,193
Vesting of restricted share grants	—	—	4	—	—	—	(4)	—	—	—
Common stock repurchased	—	—	—	—	—	(4,654)	—	—	—	(4,654)
Equity awards modified to liabilities	—	—	—	—	—	—	(1,553)	—	—	(1,553)
Other comprehensive income	—	—	—	—	—	—	—	601	—	601
Share-based compensation	—	—	—	—	—	—	11,693	—	—	11,693
Dividends paid	—	—	—	—	—	—	—	—	(135,171)	(135,171)
Excess tax benefits realized on share-based compensation	—	—	—	—	—	—	261	—	—	261
Other	—	—	—	—	—	—	—	—	(11)	(11)
Net income	—	—	—	—	—	—	—	—	25,826	25,826
Balance, December 31, 2017	$—	$—	$572	$—	$—	$(20,899)	$435,334	$64	$(183,888)	$231,183
Issuance of Class A common stock, net of underwriter discount	128	—	—	—	—	—	156,421	—	—	156,549
Class A common stock offering costs	—	—	—	—	—	—	(4,553)	—	—	(4,553)
Redesignation of common stock	—	572	(572)	—	(20,899)	20,899	—	—	—	—
Share conversion - Class B to A	25	(25)	—	—	—	—	—	—	—	—
Repurchase of shares	—	—	—	(8,045)	—		—	—	—	(8,045)
Shares withheld related to net settlement of equity awards	—	—	—	—	(820)	—	—	—	—	(820)
Vesting of restricted share grants	—	2	—	—	—	—	(2)	—	—	—
Exercise of options	—	4	—	—	—	—	1,248	—	—	1,252
Shares issued under 2018 ESPP	—	—	—	—	—	—	26	—	—	26
Fractional shares retired	—	—	—	—	—	—	(2)	—	—	(2)
Cumulative effect adjustment for adoption of ASU 2016-09	—	—	—	—	—	—	512	—	1,306	1,818
Other comprehensive loss	—	—	—	—	—	—	—	(150)	—	(150)
Share-based compensation	—	—	—	—	—	—	15,417	—	—	15,417
Dividends paid	—	—	—	—	—	—	—	—	(831)	(831)
Net income	—	—	—	—	—	—	—	—	63,704	63,704
Balance, December 31, 2018	$153	$553	$—	$(8,045)	$(21,719)	$—	$604,401	$(86)	$(119,709)	$455,548
Issuance of shares	—	—	—	—	—	—	62	—	—	62
Share conversion - Class B to A	28	(28)	—	—	—	—	—	—	—	—
Repurchase of shares	—	—	—	(13,479)	—	—	—	—	—	(13,479)
Shares withheld related to net settlement of equity awards	—	—	—	—	(9,667)	—	—	—	—	(9,667)
Vesting of restricted share grants	—	4	—	—	—	—	(4)	—	—	—
Exercise of options	—	10	—	—	—	—	4,004	—	—	4,014
Cumulative effect of adoption of ASU 2016-01 and 2018-02	—	—	—	—	—	—	—	62	(62)	—
Other comprehensive income	—	—	—	—	—	—	—	24	—	24
Share-based compensation	—	—	—	—	—	—	16,303	—	—	16,303
Dividends paid	—	—	—	—	—	—	—	—	(7,425)	(7,425)
Net income	—	—	—	—	—	—	—	—	92,491	92,491
Balance, December 31, 2019	$181	$539	$—	$(21,524)	$(31,386)	$—	$624,766	$—	$(34,705)	$537,871

The accompanying notes are an integral part of the consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended	Year Ended	Year Ended
	2019	2018	2017
Cash flows from operating activities
Net income	$92,491	$63,704	$25,826
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	(745)	4,116	11,191
Depreciation and amortization	23,873	23,277	29,910
Amortization of deferred financing fees and accretion expense	3,892	2,875	6,606
Share-based and deferred compensation	22,124	17,346	17,179
Change in fair value of contingent consideration obligations	19,886	(37)	(294)
Loss on other receivable	—	998	4,429
Unrealized (appreciation) depreciation on investments	(1,887)	2,872	(620)
Net (gain) loss on equity method investment	(2,683)	730	427
Loss on debt extinguishment	9,860	6,058	330
Changes in operating assets and liabilities:
Investment management fees receivable	(10,988)	4,284	1,333
Fund administration and distribution fees receivable	(11,380)	772	679
Other receivables	322	5,640	21,456
Prepaid expenses	(2,141)	(215)	(1,231)
Other assets	(836)	57	79
Accounts payable	(336)	278	(3,550)
Accrued compensation and benefits	18,700	931	(10,607)
Accrued expenses	64,597	261	(5,701)
Deferred compensation plan liability	(236)	(48)	(181)
Other liabilities	2,871	446	(1,092)
Net cash provided by operating activities	227,384	134,345	96,169

Cash flows from investing activities
Purchases of property and equipment	(5,239)	(2,546)	(5,105)
Disposal of property and equipment due to restructuring	—	—	3,006
Purchases of trading securities	(6,594)	(7,704)	(9,567)
Proceeds from sales of trading securities	2,749	2,772	5,166
Purchases of available-for-sale securities	(182)	(71)	(111)
Proceeds from sales of available-for-sale securities	158	—	79
Proceeds from (investments in) equity method investment	10,572	(4,000)	(2,000)
Acquisition of business	(851,276)	—	—
Net cash used in investing activities	(849,812)	(11,549)	(8,532)

Cash flows from financing activities
Issuance of common stock, net of costs	—	—	3,193
Issuance of Class A common stock, net of underwriter discount	62	156,549	—
Payment of Class A common stock deferred offering costs	—	(4,287)	—
Issuance of Class B common stock	4,014	1,250	—
Repurchase of common stock	(15,535)	(8,178)	(4,654)
Payments of taxes related to net share settlement of equity awards	(7,659)	(510)	—
Issuance of Class A common stock under 2018 ESPP	—	26	—
Payment of equity awards modified to liabilities	—	—	(1,836)
Excess tax benefits on share-based compensation	—	—	261
Proceeds from long-term senior debt	1,088,503	359,100	125,000
Repayment of draw on line of credit	—	—	(3,500)
Payment of debt financing fees	(19,820)	(2,508)	(1,733)
Repayment of long-term senior debt	(428,000)	(579,750)	(63,877)
Repayment of promissory note	(96)	(575)	(575)
Payment of dividends	(7,436)	(831)	(135,171)
Payment of consideration for acquisition	(6,017)	(4,447)	(8,381)
Net cash provided by (used in) financing activities	608,016	(84,161)	(91,273)

Effect of changes of foreign exchange rate on cash and cash equivalents	42	(65)	116

Net (decrease) increase in cash and cash equivalents	(14,370)	38,570	(3,520)
Cash and cash equivalents, beginning of period	51,491	12,921	16,441
Cash and cash equivalents, end of period	$37,121	$51,491	$12,921

Supplemental cash flow information
Cash paid for interest	$23,454	$17,530	$41,489
Cash paid for income taxes	24,634	17,993	758

The accompanying notes are an integral part of the consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1. Organization and Nature of Business

Victory Capital Holdings, Inc., a Delaware corporation (along with its wholly-owned subsidiaries, collectively referred to as “the Company” or “Victory”) was formed on February 13, 2013 for the purpose of acquiring Victory Capital Management Inc. (“VCM”) and Victory Capital Advisers, Inc. (“VCA”), which occurred on August 1, 2013.

On and effective July 1, 2019, the Company completed the acquisition (the “USAA AMCO Acquisition” or “USAA AMCO”) of USAA Asset Management Company (“USAA Adviser”) and Victory Capital Transfer Agency, Inc. (“VCTA”), formally known as the USAA Transfer Agency Company d/b/a USAA Shareholder Account Services. The USAA AMCO Acquisition includes USAA’s mutual fund and exchange traded fund (“ETF”) businesses and its 529 College Savings Plan (collectively, the “USAA Mutual Fund Business”). Refer to Note 4, Acquisitions, for further details on the acquisition.

VCM is a registered investment adviser managing assets through open-end mutual funds, separately managed accounts, unified management accounts, ETFs, collective trust funds, wrap separate account programs and UCITs. VCM also provides mutual fund administrative services for the Victory Portfolios, Victory Variable Insurance Funds and the mutual fund series of the Victory Portfolios II (collectively, the “Victory Funds”), a family of open-end mutual funds, the VictoryShares (the Company’s ETF brand), as well as the USAA Mutual Fund Business, which includes the USAA Mutual Fund Trust, a family of open-end mutual funds (the “USAA Funds”). Additionally, VCM employs all of the Company’s United States investment professionals across its Franchises and Solutions, which are not separate legal entities. VCM’s three wholly-owned subsidiaries include RS Investment Management (Singapore) Pte. Ltd., RS Investments (Hong Kong) Limited, and RS Investments (UK) Limited. VCA is registered with the SEC as an introducing broker-dealer and serves as distributor and underwriter for the Victory Funds and USAA Funds. VCTA is registered with the SEC as a transfer agent for the USAA Funds.

Changes in Capital Structure

On February 12, 2018, the Company completed the initial public offering (“IPO”) of its Class A common stock. The Company issued 11,700,000 shares of Class A common stock at a price of $13.00 per share at the closing of the IPO. On March 13, 2018, the Company issued an additional 1,110,860 shares of Class A common stock pursuant to the underwriters’ exercise of their option. The net proceeds totaled $156.5 million: $143.0 million received at the closing of the IPO and $13.5 million received at the subsequent closing of the underwriters’ exercise of their option, after deducting in each case underwriting discounts. All shares of common stock outstanding prior to the IPO were immediately converted into Class B common stock at a one-to-one ratio.

On February 12, 2018, concurrently with the closing of the IPO, the Company entered into a credit agreement (the “2018 Credit Agreement”) under which the Company received seven-year term loans in an original aggregate principal amount of $360.0 million and established a five-year revolving credit facility (which was unfunded as of closing) with original aggregate commitments of $50.0 million.

Net proceeds received from the IPO and the 2018 Credit Agreement together with cash on hand were used to repay all indebtedness outstanding under the credit agreement dated as of October 31, 2014 (as amended) (the “2014 Credit Agreement”) on February 12, 2018.

On May 3, 2018, the 2018 Credit Agreement was amended to increase aggregate commitments for the revolving credit facility from $50.0 million to $100.0 million.

On July 1, 2019, concurrent with the USAA AMCO Acquisition, the Company (i) entered into the 2019 Credit Agreement, (ii) repaid all indebtedness outstanding under the 2018 Credit Agreement and (iii) terminated the 2018 Credit Agreement. The 2019 Credit Agreement was entered into among the Company, as borrower, the lenders from time to time party thereto and Barclays Bank PLC, as administrative agent and collateral agent, pursuant to which the Company obtained a seven-year term loan in an aggregate principal amount of $1.1 billion and established a five-year revolving credit facility (which was unfunded as of the closing date) with aggregate commitments of $100.0 million.

On January 17, 2020, the Company entered into the First Amendment to the 2019 Credit Agreement. Pursuant to the First Amendment, the Company refinanced the existing term loans (the “Existing Term Loans”) with replacement term loans (the “Repriced Term Loans”) in an aggregate principal amount of $952.0 million. The Repriced Term Loans provide for substantially the same terms as the Existing Term Loans, including the same maturity date of June 2026, except that the Repriced Term Loans provide for a reduced applicable margin on LIBOR of 75 basis points. The applicable margin on LIBOR under the Repriced Term Loans is 2.50%, compared to 3.25% under the Existing Term Loans.

Refer to Note 4, Acquisitions, for further information on the USAA AMCO Acquisition and Note 11, Debt, for additional information on the Company’s debt structure.

NOTE 2. Significant Accounting Policies

Basis of Presentation

The Company prepares its consolidated financial statements on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All dollar amounts, except per share data in the text and tables herein, are stated in thousands unless otherwise indicated.

Retroactive Adjustments for Common Stock Split

The Company's Board of Directors and stockholders approved a 175.194 for 1 stock split of the Company's common stock on February 1, 2018. All common share and common per share amounts in the consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this stock split (refer to Note 14, Equity, Note 15, Share Based Compensation, and Note 18, Earnings Per Share).

Principles of Consolidation

The consolidated financial statements include the operations of the Company and its wholly‑owned subsidiaries, after elimination of all significant intercompany transactions and balances. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Our involvement with non‑consolidated sponsored investment funds that are considered VIEs include providing investment advisory services, fund administration, fund compliance, fund transfer agent and fund distribution services and/or holding a minority interest. At December 31, 2019, 2018 and 2017, the Company's investments in and maximum risk of loss related to unconsolidated sponsored VIE investment funds totaled $18.7 million, $12.9 million and $10.9 million respectively which are included in available‑for‑sale securities and trading securities in the Consolidated Balance Sheets. The Company has not provided financial support to these entities outside the ordinary course of business, which includes assuming operating expenses of funds for competitive or contractual reasons through fee waivers and fund expense reimbursements. We do not consolidate the sponsored investment funds in which we have an equity investment as we hold a minority interest, do not direct significant activities of these funds and do not have the right to receive benefits nor the obligation to absorb losses that could potentially be significant to these funds.

During 2019 and 2018, the Company’s involvement with other non‑consolidated VIEs included an equity method investment and put and call option arrangements with Cerebellum Capital, LLC (“Cerebellum”). The put and call option arrangements ended in the first quarter of 2018. The Company sold 100% of its equity investment in Cerebellum in the third quarter of 2019. Refer to Note 13, Equity Method Investment, for further information.

The Company applies the equity method of accounting to investments where it does not hold a controlling equity interest, but has the ability to exercise significant influence over operating and financial matters. In the event that management identifies an other than temporary decline in the estimated fair value of an equity method investment to an amount below its carrying value, the investment is written down to its estimated fair value.

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results may ultimately differ from those estimates and the differences may be material.

Revenue Recognition

We account for revenue in accordance with Accounting Standards Update (“ASU”) 2019-04, Revenue from Contracts with Customers, which was adopted on January 1, 2019 using the modified retrospective transition method. The Company’s revenue includes fees earned from providing investment management services, fund administration services, fund compliance, fund transfer agent services and fund distribution services.

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

For further information on our various streams of revenue, refer to Note 3, Revenue.

Distribution and Other Asset‑Based Expenses

Distribution and other asset‑based expenses include (i) broker dealer distribution fees, (ii) platform distribution fees, (iii) sub‑administration, third party sub-transfer agent and sub‑advisory expenses. These expenses are accrued on a monthly basis and are generally calculated as a percentage of AUM and vary as levels of AUM change from inflows, outflows and market movement and with the number of days in the month.

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

Investments

Available‑For‑Sale Securities

Available‑for‑sale securities include investments in affiliated mutual funds and are recorded in available‑for‑sale securities in the Consolidated Balance Sheets. Investments in available‑for‑sale securities are carried at fair value. Following the adoption of ASU 2016-01 on January 1, 2019, changes in fair value are recognized in other income (expense) in the Consolidated Statements of Operations. The cost of securities sold is determined using the specific identification method. Dividend income is accrued on the declaration date and is included in other income in the Consolidated Statements of Operations. Transactions are recorded on a trade‑date basis.

The Company periodically reviews each individual security that is in an unrealized loss position to determine if the impairment is other‑than‑temporary. Factors that are considered in determining whether other‑than‑temporary declines in value have occurred include the severity and duration of the unrealized loss and our ability and intent to hold the security for a length of time sufficient to allow for recovery of such unrealized losses. Impairment charges are recorded in other income (expense) in the Consolidated Statements of Operations. No impairments were recognized as a result of such review in the years ended December 31, 2019, 2018 and 2017.

Trading Securities

Trading securities include investments in affiliated and third party mutual funds held in a rabbi trust under a deferred compensation plan. Trading securities are recorded at fair value in the Consolidated Balance Sheets. Changes in value in trading securities are recognized by the Company in other income (expense) in the Consolidated Statements of Operations.

The Company's available‑for‑sale and trading securities are valued through the use of quoted market prices available in an active market, which is the net asset value of the funds.

Derivative Financial Instruments

From time to time the Company enters into swap contracts for interest rate cap derivatives to manage interest rate risk related to a portion of its long-term debt, which are designated as cash flow hedges. The Company evaluates financial instruments and other contracts to determine if the arrangement meets the characteristics of a derivative under ASC 815, Derivatives and Hedging, and the criteria to use hedge accounting. Our interest rate cap derivatives expired on December 31, 2017.

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

Segment Reporting

The Company operates in one business segment that provides investment management services and products to institutional, intermediary, retirement platforms and individual investors. Our determination that we had one operating segment is based on the fact that the Chief Operating Decision Maker reviews the Company's financial performance on an aggregate level.

Goodwill

Goodwill represents the excess cost of the acquisition over the fair value of net assets acquired in a business combination. For goodwill impairment testing purposes, the Company has determined that there is only one reporting unit.

The Company tests goodwill for impairment on an annual basis, or more frequently if facts and circumstances indicate that goodwill may be impaired. Factors that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the Company's use of the acquired assets in a business combination or strategy for the Company's overall business, and significant negative industry or economic trends. The Company conducts the annual impairment assessment as of October 1st. We use a qualitative approach to test for potential impairment of goodwill. If, after considering various factors, management determines that it is more likely than not that goodwill is impaired, a two‑step process to test for and measure impairment is performed which begins with an estimation of the fair value of the Company by considering discounted cash flows. The assumptions used to estimate fair value include management's estimates of future growth rates, operating cash flows, discount rates and terminal value. These assumptions and estimates can change in future periods based on market movement and factors impacting the expected business performance. Changes in assumptions or estimates could materially affect the determination of our fair value. If the present value of future expected cash flows falls below the recorded book value of equity, our goodwill would be considered impaired.

Intangible Assets

Intangible assets acquired in a business combination are initially recognized and measured at fair value. Intangible assets acquired by the Company outside of a business combination are initially recognized and measured based on the Company's cost to acquire the intangible assets. If a group of assets is acquired, the cost is allocated to individual assets based on their relative fair value. In valuing these assets, we make assumptions regarding useful lives and projected growth rates, and significant judgment is required.

Definite‑lived intangible assets represent the value of acquired customer relationships in institutional separate accounts, collective funds, intermediary wrap separate account (wrap SMA) and unified managed account/model (UMA) programs. Definite‑lived intangible assets also include intellectual property, advisory contracts that do not have a sufficient history of annual renewal, definite-lived trade name assets, lease-related assets and non‑competition agreements.

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

Indefinite‑lived intangible assets include trade names and contracts for fund advisory, distribution and transfer agent services where the Company expects to, and has the ability to continue to manage these funds indefinitely, the contracts have annual renewal provisions, and there is a high likelihood of continued renewal based on historical experience. Trade names are considered indefinite‑lived intangible assets when they are expected to generate cash flows indefinitely.

Indefinite‑lived intangible assets are reviewed for impairment annually as of October 1st using a qualitative approach which requires that positive and negative evidence collected as a result of considering various factors be weighed in order to determine whether it is more likely than not that an indefinite‑lived intangible asset is impaired. In addition, periodically management reconsiders whether events or circumstances continue to support an indefinite useful life.  Indicators monitored by management that may indicate an indefinite useful life is no longer supported include a significant decline in the level of managed assets, changes to legal, regulatory or contractual provisions of the renewable investment advisory contracts and reductions in underlying operating cash flows.

Indefinite-lived intangible assets are combined into a single unit of accounting for purposes of testing impairment if they operate as a single asset and represent as a group the highest and best use of the assets. If the qualitative approach indicates that it is more likely than not that an indefinite-lived intangible asset is impaired, the Company estimates the fair value of the indefinite‑lived intangible asset and compares it to the book value of the asset to determine whether an impairment charge is necessary. Impairment is indicated when the carrying value of the intangible asset exceeds its fair value.

Investment Management Fees Receivable and Fund Administration and Distribution Fees Receivable

Investment management fees receivable include investment management fees due from the Victory Funds, USAA Funds and VictoryShares and investment management fees due from non-affiliated parties. Fund administration and distribution fees receivable include administration, compliance and distribution fees due from the Victory Funds, USAA Funds and VictoryShares and transfer agent fees due from the USAA Funds.

Provision for credit losses on these receivables is made in amounts required to maintain an adequate allowance to cover anticipated losses. All investment management fees receivable and fund administration and distribution fees receivable were determined to be collectible as of December 31, 2019, 2018 and 2017, and accordingly, no reserve for credit losses and no provision for credit losses were recognized as of and for the years ended December 31, 2019, 2018 and 2017.

Other Receivables

Other receivables primarily include income and other taxes receivable and were determined to be collectible as of December 31, 2019, 2018 and 2017.

Share‑Based Compensation Arrangements

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

The Company has established a policy of expensing the portion of unamortized debt financing costs associated with paydowns of principal in excess of required loan amortization payments. Management considers this debt to be partially settled. Deferred financing costs expensed due to partial settlements of debt are recorded in loss on debt extinguishment in the Consolidated Statements of Operations.

Debt Modification

Gains and losses on debt modifications that are considered extinguishments are recognized in current earnings. Debt modifications that are not considered extinguishments are accounted for prospectively through yield adjustments, based on the revised terms. Legal fees and other costs incurred with third parties that are directly related to debt modifications are expensed as incurred and generally are included in general and administrative expense in the Consolidated Statements of Operations. The Company expensed $4.4 million and $1.9 million in costs related to debt modifications in 2019 and 2018 upon entering into the 2019 Credit Agreement and 2018 Credit Agreement, respectively. In 2017, the Company expensed $2.2 million in costs related to debt modifications and refinancing. The analysis as to whether a modification of debt is an extinguishment or modification is performed on a creditor‑by‑creditor basis. Refer to Note 11, Debt, for further information on debt refinancings and modifications.

Leases

The Company currently leases office space and equipment under various leasing arrangements. As these leases expire, it can be expected that in the normal course of business they will be renewed or replaced. Leases are classified as either capital leases or operating leases, as appropriate. Lease agreements that are classified as operating leases may contain renewal options, rent escalation clauses or other inducements provided by the landlord. Rent expense is accrued to recognize lease escalation provisions and inducements provided by the landlord, if any, on a straight‑line basis over the lease term commencing when we obtain the right to control the use of the leased property. Rent expense is included in general and administrative expense in the Consolidated Statements of Operations.

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

Foreign Currency Transactions

The financial statements of the Company’s subsidiaries which operate outside of the United States (U.S.) are measured using the local currency as the functional currency. Adjustments to translate those statements into U.S. dollars are recorded in other comprehensive income (loss), which were immaterial in amount at December 31, 2019, 2018 and 2017.

Transactions denominated in currencies other than the functional currency are recorded using the exchange rate on the date of the transaction. Exchange differences arising on the settlement of financial assets and liabilities are recorded in other income (expense) in the Consolidated Statements of Operations. Foreign exchange gains and losses for the years ended December 31, 2019, 2018 and 2017 were immaterial.

Income Taxes

Income taxes are accounted for using the assets and liability method as required by ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax liabilities are generally attributable to indefinite‑lived intangible assets and depreciation. Deferred tax assets are generally attributable to definite‑lived intangible assets, stock compensation, deferred compensation and the benefit of uncertain tax positions. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company assesses whether a valuation allowance should be established against its deferred income tax assets based on consideration of all available evidence, both positive and negative, using a more likely than not standard. The assessment considers, among other matters, recent operating results, forecasts of future profitability, the duration of statutory carry back and carry forward periods and the Company's experience with tax attributes expiring unused. Changes in circumstances could cause the Company to revalue its deferred tax balances with the resulting change impacting the Consolidated Statements of Operations in the period of the change.

The Company records income tax liabilities pursuant to ASC 740, Income Taxes, which prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de‑recognition, classification of interest and penalties, accounting in interim periods, disclosure and transition. For tax positions meeting a "more‑likely‑than‑not" threshold, the amount recognized in the financial statements is the largest amount of benefit greater than 50% likely of being sustained. The more‑likely‑than‑not threshold must continue to be met in each reporting period to support continued recognition of the benefit. The Company's accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as income taxes.

Certain income tax effects of the Tax Cuts and Jobs Act enacted in December 2017 ("Tax Act") were reflected in the Company’s financial results in accordance with Staff Accounting Bulletin No. 118 (SAB 118), which provides SEC staff guidance regarding the application of ASC Topic 740, Income Taxes, in the reporting period in which the Tax Act became law. Refer to Note 10, Income Taxes.

Loss Contingencies

The Company continuously reviews investor, client, employee or vendor complaints and pending or threatened litigation. The Company evaluates the likelihood that a loss contingency exists under the criteria of applicable accounting standards through consultation with legal counsel and records a loss contingency, inclusive of legal costs, if the contingency is probable and reasonably estimable at the date of the financial statements.

Business Combinations

We account for business combinations under the acquisition method of accounting and allocate the purchase price to the assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. The fair values are determined in accordance with the guidance in ASC 820, Fair Value Measurement, based on valuations performed by the Company and independent valuation specialists.

Contingent and Deferred Payment Arrangements

The Company periodically enters into contingent and/or deferred payment arrangements in connection with its business combinations. Liabilities under contingent and deferred payment arrangements are recorded in consideration payable for acquisition of business in the Consolidated Balance Sheets. In contingent payment arrangements, the Company agrees to pay additional consideration to the sellers based on future performance, such as future net revenue levels. The Company estimates the fair value of these potential future obligations at the time a business combination is consummated and records a liability in the Consolidated Balance Sheets at estimated fair value. In deferred payment arrangements, the Company records a liability in the Consolidated Balance Sheets at the time a business combination is consummated for the present value, which is the estimated fair value, of the future fixed dollar contractual payments.

Contingent payment obligations are remeasured at fair value each reporting date taking into consideration changes in expected payments, and the change in fair value is recorded in the current period as a gain or loss. Gains and losses resulting from changes in the fair value of contingent payment obligations are reflected in change in value of consideration payable for acquisition of business in the Consolidated Statements of Operations.

The Company accretes obligations under deferred payment arrangements to their expected payment amounts over the period covered by the arrangement. Accretion expense related to deferred payment obligations is reflected in interest expense and other financing costs in the Consolidated Statements of Operations and totaled $0.2 million, $0.5 million and $0.6 million in 2019, 2018 and 2017, respectively.

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

•

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income: Effective January 1, 2019, the Company adopted ASU 2018-02 which provides the optional election for the reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The adoption of ASU 2018-02 resulted in a reclassification between accumulated other comprehensive income/(loss) and retained earnings of $0.1 million, and had no impact on the Consolidated Statements of Operations.

•

Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments: Effective January 1, 2019, the Company adopted ASU 2016‑15 which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The application of this guidance did not have an impact on the presentation of our Consolidated Statements of Cash Flows.

•

Recognition and Measurement of Financial Assets and Liabilities: Effective January 1, 2019, the Company adopted ASU 2016‑01 which requires equity securities to be measured at fair value with the changes in fair value recognized in net income. The adoption of ASU 2016-01 did not have a material impact on our financial condition, results of operations or cash flows.

•

Revenue from Contracts with Customers: Effective January 1, 2019, the Company adopted ASU 2014-09 which requires the evaluation of contracts based on the following five-step model: (i) identify the contract with the customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenue as each performance obligation is satisfied.

We adopted ASU 2014-09 using the modified retrospective transition method. No cumulative effect adjustment was required to be recorded and the comparative information has not been restated. We determined that ASU 2014-09 did not have a material impact on the timing of revenue recognition. The most significant impact from adoption was a change to the net presentation of certain fund expense reimbursements which were previously presented on a gross basis. For further discussion on the effects of the changes in the presentation of fund expense reimbursements, refer to Note 3, Revenue Recognition.

Recently Issued Accounting Standards

•

Subsequent Measurement of Goodwill: In January 2017, the Financial Accounting Standards Board (the “FASB”) issued ASU 2017-04 which simplifies the test for goodwill impairment. ASU 2017-04 eliminates the requirement to calculate the implied fair value of goodwill (step two) to measure a goodwill impairment charge. Goodwill impairment will be based upon the results of step one of the impairment test, which is defined as the excess of the carrying amount of a reporting unit over its fair value, not to exceed the carrying amount of goodwill allocated to that reporting unit. The effective date for calendar-year public business entities was January 1, 2020. The new guidance will be effective for the Company’s fiscal year that begins on January 1, 2021 and requires a prospective approach to adoption. Early adoption is permitted for interim or annual goodwill impairment tests. The impact of this new guidance will depend upon the performance of our one reporting unit and the market conditions impacting the fair value.

•

Leases: In February 2016, the FASB issued ASU 2016‑02, “Leases (Topic 842)” (the “New Lease Standard”) which supersedes previous lease guidance, Accounting Standards Codification (“ASC”) Topic 840. The New Lease Standard requires lessees to recognize a right-of-use asset and a lease liability for all leases (with the exception of short-term leases) on their balance sheet at the commencement date and recognize expenses on their income statement similar to ASC Topic 840 guidance. In addition, the FASB issued ASU 2018-11, “Leases Targeted Improvements” which provides a package of practical expedients for entities to apply upon adoption. The Company is currently assessing and evaluating our portfolio of active real estate leases and surveying our business for other leases. Additionally, we are analyzing various lease accounting software solutions to support the new reporting requirements. The effective date for calendar-year public business entities was January 1, 2019. In November 2019, the FASB deferred the effective date of the New Lease Standard for private companies and other companies who had not yet been required to adopt the standard. As a result, the Company will adopt the New Lease Standard on January 1, 2021.

We have approximately $23 million in undiscounted, future minimum cash commitments under net operating leases at December 31, 2019. The New Lease Standard is expected to result in a gross up on our Consolidated Balance Sheets and to have no material impact to our Consolidated Statements of Operations, our liquidity or our debt covenant compliance under our current credit agreement.

•

Expected Credit Losses: In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 creates a new model for determining current expected credit losses (“CECL”) on trade and other receivables, net investments in leases, contract assets and long-term receivables. The CECL impairment model requires companies to consider the risk of loss even if it is remote and to include forecasts of future economic conditions as well as information about past events and current conditions. The effective date for calendar-year public business entities is January 1, 2020. The Company will adopt ASU 2016-13 on January 1, 2021. We are currently reviewing the effect of this new standard on our consolidated financial statements.

NOTE 3. Revenue

In accordance with the new revenue recognition standard requirements, the following table disaggregates our revenue by type and product:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Investment management fees
Mutual funds (Victory/USAA Funds)	$355,969	$248,771	$246,722
ETFs (VictoryShares)	10,422	8,999	4,936
Separate accounts and other vehicles	99,726	93,043	90,963
Performance-based fees
Separate accounts and other vehicles	685	1,870	1,190
Total investment management fees	$466,802	$352,683	$343,811

Fund administration and distribution fees
Administration fees
Mutual funds (Victory/USAA Funds)	$71,131	$22,527	$21,820
ETFs (VictoryShares)	1,317	949	463
Distribution fees
Mutual funds (Victory/USAA Funds)	30,356	37,253	43,535
Transfer agent fees
Mutual funds (USAA Funds)	42,767	—	—
Total fund administration and distribution fees	$145,571	$60,729	$65,818

Total revenue	$612,373	$413,412	$409,629

Beginning on January 1, 2019, and as a result of adopting ASU 2014-09, fund expense reimbursements are presented as a reduction of investment management fees. This change in presentation reduced revenue, and operating expenses, by $18.7 million year for the ended December 31, 2019.

The following table presents balances of receivables:

(in thousands)	December 31, 2019	December 31, 2018
Customer receivables
Mutual funds (Victory/USAA Funds)	$64,407	$21,025
ETFs (VictoryShares)	1,391	909
Separate accounts and other vehicles	27,836	19,199
Receivables from contracts with customers	93,634	41,133
Non-customer receivables	1,459	2,987
Total receivables	$95,093	$44,120

Investment management fees receivable	$74,321	$37,980
Fund administration and distribution fees receivable	19,313	3,153
Other receivables	1,459	2,987
Total receivables	$95,093	$44,120

Revenue

The Company’s revenue includes fees earned from providing;

•	investment management services,
•	fund administration services,
•	fund transfer agent services, and
•	fund distribution services.

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

Investment management fees are recognized as revenue using a time-based output method to measure progress. Revenue is recorded at month end or quarter end when the value of consideration is measured. The amount of investment management fee revenue varies from one reporting period to another as levels of AUM change (from inflows, outflows and market movements) and as the number of days in the reporting period change.

The Company may waive certain fees for investment management services provided to the Victory Funds, USAA Funds and VictoryShares and may subsidize certain share classes of the Victory Funds, USAA Funds and VictoryShares to ensure that specified operating expenses attributable to such share classes do not exceed a specified percentage. These waivers and reimbursements reduce the transaction price allocated to investment management services and are recognized as a reduction to investment management fees revenue. The amounts due to the Victory Funds, USAA Funds and VictoryShares for waivers and expense reimbursements represent consideration payable to customers, which is recorded in “Accounts payable and accrued expenses” in the Consolidated Balance Sheets, and no distinct services are received in exchange for these payments.

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

Fund Administration Fees

The Company recognizes fund administration fees as revenue using a time-based output method to measure progress. Fund administration fees are determined based on the contractual rate applied to average daily net assets of the Victory Funds, USAA Funds and VictoryShares for which administration services are provided. Revenue is recorded on a monthly basis when the value of consideration is measured using actual average daily net assets and constraints are removed.

The Company has contractual arrangements with a third party to provide certain sub-administration services. We are the primary obligor under the contracts with the Victory Funds, USAA Funds and VictoryShares and have the ability to select the service provider and establish pricing. As a result, fund administration fees and sub-administration expenses are recorded on a gross basis.

Fund Transfer Agent Fees

The Company recognizes fund transfer agent fees using a time-based output method to measure progress. Fund transfer agent fees are determined based on the contractual rate applied to either the average daily net assets of the USAA Funds for which transfer agent services are provided or number of accounts in the USAA Funds. Revenue is recorded on a monthly basis when the value of consideration is measured using actual average daily net assets or actual number of accounts and constraints are removed.

The Company has contractual arrangements with a third party to provide certain sub-transfer agent services. We are the primary obligor under the transfer agency contracts with the USAA Funds and have the ability to select the service provider and establish pricing. As a result, fund transfer agent fees and sub-transfer agent expenses are recorded on a gross basis.

Fund Distribution Fees

The Company receives compensation for sales and sales-related services promised under distribution contracts with the Victory Funds and USAA Funds. Revenue is measured in an amount that reflects the consideration to which the Company expects to be entitled in exchange for providing distribution services. Distribution fees are generally calculated as a percentage of average net assets in the Victory Funds and USAA Funds. The Company’s performance obligation is satisfied at the point in time when control of the services is transferred to customers, which is upon investor subscription or redemption.

Based on the nature of the calculation, the revenue for these services is accounted for as variable consideration, the Company may recognize distribution fee revenue in the current period that pertains to performance obligations satisfied in prior periods, as it represents variable consideration and is recognized as uncertainties are resolved. The Company’s distribution fee revenue is recorded in fund administration and distribution fees in the Consolidated Statements of Operations.

The Company has contractual arrangements with third parties to provide certain distribution services. The Company is the primary obligor under the contracts with the Victory Funds and USAA Funds and has the ability to select the service provider and establish pricing. Substantially all of the Company’s revenue is recorded gross of payments made to third parties.

Costs Incurred to Obtain or Fulfill Customer Contracts

The Company is required to capitalize certain costs directly related to the acquisition or fulfillment of a contact with a customer. Victory has not identified any sales-based compensation or similar costs that meet the definition of an incremental cost to acquire a contract and as such we have no intangible assets related to contract acquisitions.

Direct costs incurred to fulfill services under the Company’s distribution contracts include sales commissions paid to third party dealers for the sale of Class C Shares. The Company may pay upfront sales commissions to dealers and institutions that sell Class C shares of the participating Victory Funds at the time of such sale. Upfront sales commission payments with respect to Class C shares equal 1.00% of the purchase price of the Class C shares sold by the dealer or institution. When the Company makes an upfront payment to a dealer or institution for the sale of Class C shares, the Company capitalizes the cost of such payment, which is recorded in “Prepaid expenses” in the Consolidated Balance Sheets and amortizes the cost over a 12-month period, the estimated period of benefit.

NOTE 4. Acquisitions

USAA AMCO Acquisition

On and effective July 1, 2019, the Company completed the acquisition of USAA Adviser and VCTA (collectively, the “USAA Acquired Companies”), which includes the USAA Mutual Fund Business, and executed Amendment No. 1 (the “Amendment”) to the stock purchase agreement (the “Stock Purchase Agreement”). The Amendment amended the Stock Purchase Agreement entered into on November 6, 2018 between the Company, USAA Investment Corporation, and for certain limited purposes, USAA Capital Corporation. The assets acquired and liabilities assumed and results of the USAA Mutual Fund Business are reflected in the consolidated financial statements from the closing date of July 1, 2019.

The USAA AMCO Acquisition expands and diversifies the Company’s investment platform, particularly in the fixed income and solutions asset classes, and increases the Company’s size and scale. Additional products added to the investments platform include target date and target risk strategies, managed volatility mutual funds, active fixed income ETFs, sub-advised and multi-manager equity funds. The acquisition also added to the Company’s lineup of asset allocation portfolios and smart beta equity ETFs and provided the Company the rights to offer products and services using the USAA brand and the opportunity to offer its products to USAA members through a direct member-channel.

Purchase Price

The Company purchased 100% of the outstanding common stock of the USAA Acquired Companies. Total consideration is $950.1 million, comprised of $851.3 million of cash paid at closing (which included restricted cash of $71.9 million) plus $98.8 million in contingent consideration due to sellers. The purchase price remains subject to certain customary post-closing adjustments.

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

The Company accounted for the acquisition in accordance with ASC 805, Business Combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of the USAA AMCO Acquisition. We used an independent valuation specialist to assist with the determination of fair value for certain of the acquired assets and assumed liabilities disclosed below.

The excess purchase price over the estimated fair values of assets acquired and liabilities assumed of $120.6 million was recorded to goodwill in the audited Consolidated Balance Sheets, all of which is expected to be deductible for tax purposes. The goodwill arising from the acquisition primarily results from expected future earnings and cash flows, as well as the expected synergies created by the integration of the USAA Acquired Companies within our organization.

The following table presents the estimated amounts of assets acquired and liabilities assumed as of the acquisition date:

(in thousands)
Cash and cash equivalents	$17,473
Investment management fees receivable	25,353
Fund administration and distribution fees receivable	4,779
Other receivables and prepaid expenses	948
Property and equipment	1,165
Other intangible assets(1)	808,670
Goodwill	120,643
Accounts payable and accrued expenses	(5,575)
Accrued compensation and benefits	(5,907)
Payable to members and custodians	(17,473)
Contingent consideration payable to sellers	(98,800)
Cash paid at closing	$851,276

(1)

Includes $750.2 million for indefinite-lived investment advisory contracts, $19.1 million for indefinite-lived transfer agent contracts, $0.8 million for indefinite-lived distribution contracts, $38.2 million for definite-lived trade name assets and $0.4 million for definite-lived lease-related assets, all of which are recorded in other intangible assets, net on the Consolidated Balance Sheets.

As of December 31, 2019, the purchase price allocation for the USAA AMCO Acquisition is preliminary as customary post-closing purchase adjustments have not been finalized. The final purchase price allocation may reflect changes to the preliminary valuations for other receivables and prepaid expenses, accounts payable and accrued expenses and accrued compensation and benefits for net working capital adjustments. Adjustments will be made, as necessary, during the measurement period of up to one year after the closing date.

Contingent Consideration

The acquisition date fair value of contingent consideration payable to sellers was $98.8 million and was estimated using the real options method. Revenue related to “non-managed money” assets was simulated in a risk-neutral framework to calculate expected probability-weighted earn out payments, which were then discounted from the expected payment dates at the relevant cost of debt. Significant assumptions and inputs include the “non-managed money” revenue projected annual growth rate, the market price of risk, which adjusts the projected revenue growth rate to a risk-neutral expected growth rate, revenue volatility and discount rate. The projected annual growth rate for “non-managed money” revenue was approximately 3%. The market price of risk and revenue volatility of approximately 4% and 20%, respectively, were based on data for comparable companies. As the contingent consideration represents a subordinate, unsecured claim of the Company, we have assessed a discount rate of approximately 7%, which incorporates adjustments for credit risk and the subordination of the contingent consideration. Total undiscounted earn out payments ranged from $119 million to $150 million, the maximum amount payable to sellers.

The fair value of contingent consideration payable to sellers was estimated at $118.7 million at December 31, 2019, an increase of $19.9 million from the acquisition date, which was recorded in change in value of consideration payable for acquisition of business in the Consolidated Statements of Operations. The market price of risk and revenue volatility inputs were similar to those used at the acquisition date valuation. The projected annual growth rate for “non-managed money” revenue during the earn out period was approximately 4%, and the discount rate was approximately 5%. Total estimated undiscounted earn out payments ranged from $133 million to $150 million.

USAA Acquired Companies

In 2019, the Company incurred $8.7 million in restructuring and integration costs associated with the USAA AMCO Acquisition. No USAA AMCO restructuring and integration costs were incurred in 2018 or 2017.

Revenue of the USAA Acquired Companies subsequent to the effective closing date of July 1, 2019 for the six months ended December 31, 2019, was as follows:

Unaudited
Six Months Ended
(in millions)	December 31, 2019
Revenue	$244.5

Net income attributable to the USAA Acquired Companies for the six months ended December 31, 2019 is impractical to determine as the Company does not prepare discrete financial information at that level.

The Company’s consolidated financial statements for the year ended December 31, 2019 include the operating results of the USAA Acquired Companies for the period from July 1, 2019 to December 31, 2019. The historical consolidated financial information of Victory and the USAA Acquired Companies have been adjusted to give effect to unaudited pro forma events that are directly attributable to the transaction, factually supportable and expected to have continuing impact on the combined results. These amounts have been calculated after adjusting the results of the USAA Acquired Companies to reflect additional interest expense, distribution costs, share-based compensation expense, income taxes and intangible asset amortization that would have been expensed assuming the fair value adjustments had been applied on January 1, 2018. In addition, Victory’s and the USAA Acquired Companies’ results were adjusted to remove incentive compensation, legal fees and mutual fund proxy costs directly attributable to the acquisition.

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

	Unaudited
	Twelve Months Ended December 31,
(in thousands, except per share amount)	2019	2018
Revenue	$851,440	$906,844
Net income	114,988	71,471

Earnings per share of common stock
Basic	$1.70	$1.08
Diluted	$1.56	$1.01

Weighted average number of shares outstanding
Basic	67,693	66,295
Diluted	73,612	70,511

Harvest Transaction

On September 21, 2018, the Company entered into the Harvest Purchase Agreement, whereby the Company agreed to purchase 100% of the equity interests of Harvest, an asset management company specializing in yield enhancement overlay, risk reduction, alternative beta and absolute return investment strategies. The transaction was subject to the receipt of a specified level of client consents, termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other closing conditions. The Harvest Purchase Agreement contained customary termination rights for the Company and Harvest.

On April 22, 2019, the Company, Harvest and the Members’ Representative entered into an agreement to mutually terminate the Harvest Purchase Agreement as of April 22, 2019. Neither Victory nor Harvest was responsible for any termination fee to the other party as a result of the termination.

CEMP Acquisition

Under the terms of the acquisition of Compass Efficient Model Portfolios, LLC (the “CEMP Acquisition”), we paid cash related to base payments and contingent earnouts annually following each of the first four anniversaries of the CEMP Acquisition. Each annual base payment was fixed in amount, with the amounts increasing over the four-year period. The earn‑out payments were calculated as a fixed percentage of the net revenue earned by the Company on the CEMP business over the twelve-month period ending on each of the first four anniversaries of the CEMP closing date.

In the third quarter of 2019, we paid the fourth and final payment of $6.0 million in cash to the sellers. The Company paid sellers a total of $6.0 million, $4.4 million and $2.7 million, respectively, in base payments and earn out payments in 2019, 2018 and 2017.

Restructuring and Integration Costs

In connection with business combinations, asset purchases and changes in business strategy, the Company incurs costs integrating investment platforms, products and personnel into existing systems, processes and service provider arrangements and restructuring the business to capture operating expense synergies.

The following table presents a rollforward of restructuring and integration liabilities:

(in millions)	2019	2018	2017
Liability balance, beginning of period	$0.1	$0.1	$7.4
Severance expense
USAA AMCO Acquisition	6.2	—	—
RS Investments	—	—	0.5
Other	—	0.7	0.3
Contract termination expense
RS Investments	—	—	5.0
USAA AMCO Acquisition	0.2	—	—
Integration costs	2.3	—	0.4
Restructuring and integration costs	8.7	0.7	6.2
Settlement of liabilities	(5.8)	(0.7)	(13.5)
Liability balance, end of period	$3.0	$0.1	$0.1
Accrued expenses	$2.9	$0.1	$0.1
Other liabilities	0.1	—	—
Liability balance, end of period	$3.0	$0.1	$0.1

Acquisition-related costs

Costs related to acquisitions are summarized below and include legal and filing fees, advisory services, mutual fund proxy voting costs and other one‑time expenses related to the transactions. These costs were expensed in 2019, 2018 and 2017 and are included in acquisition‑related costs in the Consolidated Statements of Operations.

	Acquisition-related costs
(in thousands)	2019	2018	2017
USAA AMCO	$21,333	$3,180	$-
Harvest	895	1,116	-
RS Investments	-	-	355
Other	89	50	1,739
	$22,317	$4,346	$2,094

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

The following table presents financial liabilities measured at fair value on a recurring basis:

	As of December 31, 2019
(in thousands)	Total	Level 1	Level 2	Level 3
Contingent consideration arrangements	$(118,700)	$-	$-	$(118,700)

	As of December 31, 2018
(in thousands)	Total	Level 1	Level 2	Level 3
Contingent consideration arrangements	$(716)	$-	$-	$(716)

Contingent consideration arrangements at December 31, 2019 consist of the USAA AMCO earn-out payment liability, which is included in the consideration payable for acquisition of business in the Consolidated Balance Sheets.

Significant unobservable inputs for the option pricing model used to determine the estimated fair value of the USAA AMCO Acquisition earn-out payment liability include the “non-managed money” revenue projected growth rate, revenue volatility, market price of risk and discount rate.  An increase in market price of risk, discount rate and revenue volatility results in a lower fair value for the earn-out payment liability, while an increase in the projected growth rate for “non-managed money” revenue results in a higher fair value for the earn-out payment liability. Refer to Note 4, Acquisitions, for further details related to the valuation of contingent consideration payable related to the USAA AMCO Acquisition.

For the year ended December 31, 2018, contingent consideration arrangements were primarily related to the CEMP earn‑out payment liability, which was included in consideration payable for acquisition of business in the Consolidated Balance Sheets. Level 3 inputs were utilized to determine fair value, or the present value of the expected future settlement, of the contingent consideration arrangement.

Changes in the fair value of contingent consideration arrangement liabilities are recorded in earnings in change in value of consideration payable for acquisition of business in the Consolidated Statements of Operations.

The following table presents the balance of the contingent consideration arrangement liabilities at December 31, 2019, 2018 and 2017, respectively.

(in thousands)	Contingent Consideration Liabilities
Balance, December 31, 2017	$(1,195)
CEMP change in fair value measurement	37
CEMP year 3 earn-out payment	442
Balance, December 31, 2018	$(716)
CEMP change in fair value measurement	14
CEMP year 4 earn-out payment	702
USAA AMCO estimated liability as of closing date	(98,800)
USAA AMCO change in fair value measurement	(19,900)
Balance, December 31, 2019	$(118,700)

There were no transfers between any of the Level 1, 2 and 3 categories in the fair value measurement hierarchy for the years ended December 31, 2019 and 2018. The Company recognizes transfers at the end of the reporting period.

The net carrying value of accounts receivable and accounts payable approximates fair value due to the short‑term nature of these assets and liabilities. The fair value of our long-term debt at December 31, 2019 is considered to be its carrying value as the interest rate on the bank debt is variable and approximates current market rates. As a result, Level 2 inputs are utilized to determine the fair value of our long‑term debt.

The fair value of the Company’s money market investment ($10.1 million within cash and cash equivalents), available-for-sale investments and trading securities are measured using Level 1 inputs, which are the market prices for shares in these open-end mutual funds.

NOTE 6. Related‑Party Transactions

The Company considers certain funds that it manages, including the Victory Funds, the USAA Funds, the VictoryShares and collective trust funds that it sponsors (the “Victory Collective Funds”), to be related parties as a result of our advisory relationship.

The Company receives investment management, administrative, distribution and compliance fees in accordance with contracts that VCM and VCA have with the Victory Funds and the USAA Funds and has invested a portion of its balance sheet cash in the USAA Treasury Money Market Fund and earns interest on the amount invested in this fund. We also receive investment management fees from the VictoryShares and Victory Collective Funds under VCM’s advisory contracts with these funds and administrative fees from the VictoryShares. In addition, we receive transfer agent fees in accordance with a contract that VCTA has with the USAA Funds.

In 2018 and 2017, under the terms of monitoring agreements with affiliates of two shareholders of the Company, we paid fees for monitoring services, which are included in general and administrative in the Consolidated Statements of Operations. These monitoring agreements terminated upon the completion of the IPO.

The table below presents balances and transactions involving related parties included in the Consolidated Balance Sheets and Consolidated Statements of Operations.

•	Included in cash and cash equivalents is cash held in the USAA Treasury Money Market Fund.
•

Included in receivables (fund administration and distribution fees) are amounts due from the Victory Funds and USAA Funds for compliance services and amounts due from the USAA Funds for transfer agent services.

•	Included in revenue (fund administration and distribution fees) are amounts earned for compliance services and transfer agent services.
•

Realized and unrealized gains and losses and dividend income on investments in the Victory Funds classified as available-for-sale securities and investments in the Victory Funds and USAA Funds classified as trading securities and dividend income on investments in the USAA Treasury Money Market Fund are recorded in interest income and other income (expense) in the Consolidated Statements of Operations.

•

Amounts due to the Victory Funds, USAA Funds and VictoryShares for waivers of investment management fees and reimbursements of fund operating expenses are included in accounts payable and accrued expenses in the Consolidated Balance Sheets and represent consideration payable to customers.

•	Included in other liabilities at December 31, 2018 was the remaining amount payable for a promissory note for amounts due upon repurchase of Company common stock from a shareholder.

(in thousands)	2019	2018
Related party assets
Cash and cash equivalents	$10,060	$—
Receivables (investment management fees)	47,872	19,612
Receivables (fund administration and distribution fees)	19,313	3,153
Investments (available-for-sale securities, fair value)	771	601
Investments (trading securities, fair value)	17,914	12,343
Total	$95,930	$35,709

Related party liabilities
Accounts payable and accrued expenses (fund reimbursements)	$4,316	$2,300
Other liabilities (promissory note)	—	96
Total	$4,316	$2,396

	Year ended December 31,
(in thousands)	2019	2018	2017
Related party revenue
Investment management fees (1)	$371,807	$261,538	$254,318
Fund administration and distribution fees	145,571	60,729	65,818
Total	$517,378	$322,267	$320,136

Related party expense
Distribution and other asset-based expenses (fund reimbursements) (1)	$—	$12,902	$11,896
General and administrative	—	135	1,203
Total	$—	$13,037	$13,099

Related party other income (expense)
Interest income (expense) and other income (expense)	$2,693	$(2,834)	$589
Interest expense and other financing costs (promissory note)	(1)	(18)	(39)
Total	$2,692	$(2,852)	$550

(1)

Effective January 1, 2019, upon the adoption of ASU 2014-09, expense reimbursements have been reclassified to investment management fees. This change in presentation reduced revenue, and operating expenses, by $18.7 million year for the ended December 31, 2019.

NOTE 7. Investments

As of December 31, 2019 and 2018, the Company held both available‑for‑sale securities and trading securities. Available‑for‑sale investments consist entirely of seed capital investments in certain Victory Funds. Trading securities are held under a deferred compensation plan and include Victory Funds, USAA Funds and third party mutual funds.

Available‑For‑Sale Securities

The following table presents a summary of the cost and fair value of investments classified as available-for-sale:

		Gross Unrealized		Fair
(in thousands)	Cost	Gains	(Losses)	Value
As of December 31, 2019	$696	$85	$(10)	$771
As of December 31, 2018	666	6	(71)	601

Following the adoption of ASU 2016-01 on January 1, 2019, unrealized gains and losses on available-for-sale investments are recorded in net income in other income (expense) in the Consolidated Statements of Operations. In 2018 and 2017, unrealized gains and losses on available-for-sale investments were recorded, net of tax, in accumulated other comprehensive income (loss). Refer to Note 20, Accumulated Other Income (Loss), for further information on unrealized gains and losses on available-for-sale investments. Upon sale, accrued unrealized gains or losses were reclassed out of accumulated comprehensive income (loss). Realized gains and losses are recognized in the Consolidated Statements of Operations as other income (expense).

The following table presents proceeds and realized gains and losses recognized during the years ended December 31, 2019, 2018 and 2017:

	Sale	Realized
(in thousands)	Proceeds	Gains	(Losses)
For the year ending December 31, 2019	$158	$6	$—
For the year ending December 31, 2018	—	—	—
For the year ending December 31, 2017	79	15	—

Trading Securities

The following table presents a summary of the cost and fair value of investments classified as trading securities:

		Gross Unrealized		Fair
(in thousands)	Cost	Gains	(Losses)	Value
As of December 31, 2019	$18,670	$733	$(1,098)	$18,305
As of December 31, 2018	14,874	5	(2,160)	12,719

Unrealized gains and losses on trading securities are recorded in earnings in other income (expense). Sales of trading investments throughout the year result in realized gains or losses that are recognized in the Consolidated Statements of Operations as other income (expense).

The following table presents proceeds and realized gains and losses recognized during the years ended December 31, 2019, 2018 and 2017:

	Sale	Realized
	Proceeds	Gains	(Losses)
For the year ending December 31, 2019	$2,749	$22	$(71)
For the year ending December 31, 2018	2,772	37	(73)
For the year ending December 31, 2017	5,166	159	(34)

NOTE 8. Property and Equipment

The following table presents property and equipment as of December 31, 2019 and 2018:

	As of December 31,
(in thousands)	2019	2018
Equipment, purchased software and implementation costs	$21,548	$17,071
Leasehold improvements	2,854	3,209
Furniture and fixtures	2,631	1,541
Total	27,033	21,821
Accumulated depreciation and amortization	(13,793)	(13,041)
Total property and equipment, net	$13,240	$8,780

Depreciation and amortization expense for property and equipment was $3.0 million, $3.0 million, and $3.6 million for the years ended December 31, 2019, 2018, and 2017, respectively.

NOTE 9. Goodwill and Other Intangible Assets

During 2019, the Company acquired USAA AMCO and recorded $120.6 million in goodwill related to this acquisition in the Consolidated Balance Sheets. The goodwill arising from the USAA AMCO Acquisition primarily results from expected future earnings and cash flows, as well as the expected synergies created by the integration of the USAA Acquired Companies within our organization. The following table presents changes in the goodwill balance from December 31, 2018 to December 31, 2019:

	As of December 31,
(in thousands)	2019	2018
Balance, beginning of period	$284,108	$284,108
Goodwill recorded in acquisition	120,642	—
Balance, end of period	$404,750	$284,108

There were no impairments to goodwill recognized during the years ended December 31, 2019, 2018 or 2017.

Identifiable Intangible Assets

During 2019, and as part of the USAA AMCO Acquisition, the Company recorded indefinite-lived and definite-lived intangible assets of $770.1 million and $38.6 million, respectively, primarily related to investment advisory and administration service contracts and tradenames.

The following table presents a summary of definite‑lived intangible assets by type:

		Fund		Intellectual
	Customer	Advisory	Trade	Property/
(in thousands)	Relationships	Contracts	Names	Other	Totals
Gross book value - December 31, 2018	$123,200	$2,368	$1,132	$7,177	$133,877
Accumulated amortization	(103,207)	(2,368)	(283)	(6,940)	(112,798)
Net book value - December 31, 2018	$19,993	$—	$849	$237	$21,079
Weighted average useful life (yrs)	0.8	—	1.5	0.2	0.8
Gross book value - December 31, 2019	$123,200	$2,368	$39,332	$7,547	$172,447
Accumulated amortization	(118,577)	(2,368)	(5,607)	(7,124)	(133,676)
Net book value - December 31, 2019	$4,623	$—	$33,725	$423	$38,771
Weighted average useful life (yrs)	0.2	—	3.1	0.1	3.4

Amortization expense for definite‑lived intangible assets for the years ended December 31, 2019, 2018 and 2017, was $20.9 million, $20.3 million and $26.3 million, respectively, and is recorded in depreciation and amortization within the Consolidated Statements of Operations. There were no impairments to definite-lived intangible assets recognized in 2019, 2018 or 2017.

The following table presents estimated amortization expense for definite‑lived intangible assets for each of the five succeeding years and thereafter:

2020	$12,830
2021	11,271
2022	9,568
2023	4,855
2024	143
Thereafter	104
Total	$38,771

The following table presents a summary of indefinite‑lived intangible assets by type:

	Fund Advisory, Transfer
	Agent and Distribution	Trade
(in thousands)	Contracts	Names	Totals
December 31, 2017 balance	$342,900	$24,832	$367,732
Additions or transfers	—	(1,132)	(1,132)
December 31, 2018 balance	$342,900	$23,700	$366,600
Additions or transfers	770,100	—	770,100
December 31, 2019 balance	$1,113,000	$23,700	$1,136,700

There were no impairments to indefinite-lived intangible assets recognized in 2019, 2018 or 2017.

NOTE 10. Income Taxes

The following table presents the provision for income taxes for the years ended December 31, 2019, 2018 and 2017:

(in thousands)	2019	2018	2017
Current tax expense (benefit):
Federal	$22,234	$13,130	$640
State	6,656	3,944	779
Foreign	52	17	22
Total current tax expense (benefit)	28,942	17,091	1,441
Deferred tax expense (benefit):
Federal	(449)	3,577	9,162
State	(289)	549	2,010
Foreign	(7)	(10)	19
Total deferred tax expense (benefit)	(745)	4,116	11,191
Income tax expense	$28,197	$21,207	$12,632

During 2019, the Company recorded a liability for $2.9 million ($2.3 million net of federal benefit) for unrecognized tax benefits, which included $0.2 million of interest and penalties. As of December 31, 2019, the liability for gross unrecognized tax benefits and interest and penalties totaled $2.9 million which is included in “Other liabilities” in the Consolidated Balance Sheets. It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, we do not expect the change to have a material impact on our consolidated financial statements. We did not record any amounts in 2018 or 2017 related to uncertain tax positions or tax contingencies.

In December 2017, the Tax Cuts and Jobs Act ("Tax Act") was enacted. The Tax Act significantly revised the United States corporate income tax law by, among other things, decreasing the federal corporate income tax rate from 35% to 21% effective January 1, 2018. As a result of the reduction in the corporate income tax rate, the Company remeasured its deferred tax assets and deferred tax liabilities on the enactment date using the new lower rate.

At December 31, 2017, the Company’s accounting for the income tax effects of the Tax Act was not complete, as it had yet to collect all the necessary data to complete the analysis of the effect of the Tax Act on the underlying deferred taxes. In 2017, we applied the guidance in Staff Accounting Bulletin 118 and recorded a provisional credit to federal tax expense of $2.4 million from remeasuring deferred tax assets and deferred tax liabilities due to the Tax Act. We completed the accounting for the tax effects of the Tax Act in 2018, and no adjustments to the provisional amounts recorded in 2017 were necessary.

The effective tax rate for the years ended December 31, 2019 and 2018 differs from the United States federal statutory rate primarily as a result of state and local income taxes and excess tax benefits on share-based compensation, and for 2019, expense related to recording an uncertain tax position (“UTP”) liability for unrecognized tax benefits. In 2017, the effective tax rate differed from the United States federal statutory rate primarily as a result of state and local income taxes and the remeasurement of net deferred tax liabilities upon enactment of the Tax Act.

The following table presents the tax rates for the years ended December 31, 2019, 2018 and 2017.

	2019	2018	2017
Federal income tax at U.S. statutory rate	21.0%	21.0%	35.0%
State income tax rate, net of federal tax benefit	3.3%	4.1%	4.0%
UTP liability	1.9%	—%	—%
Excess tax benefits on share-based compensation	(2.8)%	(0.5)%	—%
Remeasurement of deferred taxes due to Tax Act	—%	—%	(6.3)%
Foreign taxes and other	—%	0.4%	0.2%
Income tax expense	23.4%	25.0%	32.9%

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax reporting purposes.

In assessing the realization of deferred tax assets, management considers the reversal of deferred tax liabilities as well as projections of future taxable income during the periods in which temporary differences are expected to reverse. Based on the consideration of these facts, the Company believes it is more likely than not that all of its gross deferred tax assets will be realized in the future, and as a result has not recorded a valuation allowance on these amounts as of December 31, 2019 and 2018.

The following table presents the components of deferred income tax assets and deferred tax liabilities at December 31, 2019 and 2018:

(in thousands)	2019	2018
Deferred tax assets:
Definite-lived intangibles	$20,560	$18,725
Share-based compensation expense	10,242	9,041
Acquisition-related costs	7,368	4,483
Change in value of consideration payable for acquisition of business	4,366	—
Deferred compensation	4,429	3,185
Restructuring expenses	3,256	962
Contingent consideration arrangements	219	248
Goodwill	982	574
Debt issuance costs	1,336	—
Unrealized loss on deferred compensation investments	85	536
Loss on equity method investment	—	283
Other	23	92
Total deferred tax assets	52,866	38,129
Deferred tax liabilities:
Indefinite-lived intangibles	56,365	41,302
Debt issuance costs	—	1,101
Depreciation	1,801	1,282
Prepaid expenses	186	161
CEMP base payments interest expense	—	36
Change in value of consideration payable for acquisition of business	—	459
Total deferred tax liabilities	58,352	44,341
Net deferred tax asset/(liability)	$(5,486)	$(6,212)

As of December 31, 2019 and 2018, the Company had no net operating loss carryforwards. As of December 31, 2017, for federal tax purposes, we had net operating loss carryforwards of $5.5 million all of which were utilized during 2018.

In the normal course of business, the Company is subject to examination by federal and certain state and local tax regulators. As of December 31, 2019, U.S. federal income tax returns for 2018 are open and therefore subject to examination. State and local income tax returns filed are generally subject to examination from 2013 to 2018. We have analyzed our tax positions for all open years and have concluded that no additional provision for income tax is required in the consolidated financial statements.

The following table presents the changes in gross unrecognized tax benefits, excluding interest and penalties, for the years ended December 31, 2019, 2018 and 2017.

(in thousands)	2019	2018	2017
Beginning balance	$-	$-	$-
Additions for tax positions of prior years	1,703	-	-
Additions based on tax positions related to current year	879	-	-
Ending balance	$2,582	$-	$-

The Company recognized $0.2 million in interest and penalties related to the liability for unrecognized tax benefits in its income tax provision for the year ended December 31, 2019 ($0 in 2018 and 2017). We believe it is reasonably possible that substantially all of our $2.6 million in currently remaining unrecognized tax benefits may be recognized within the next 12 months as a result of settlements with state taxing authorities.

NOTE 11. Debt

2018 Credit Agreement and Debt Refinancing

On February 12, 2018, concurrently with the closing of the IPO, the Company entered into the 2018 Credit Agreement under which we received seven‑year term loans in an original aggregate principal amount of $360.0 million and established a five‑year revolving credit facility (which was unfunded as of closing) with original aggregate commitments of $50.0 million. On May 3, 2018, the 2018 Credit Agreement was amended to increase aggregate commitments for the revolving credit facility from $50.0 million to $100.0 million.

Net proceeds of $355.9 million from the term loans under the 2018 Credit Agreement and $143.0 million from the IPO, as well as cash on hand of $0.8 million, were used to repay all of the indebtedness outstanding under the 2014 Credit Agreement ($499.7 million of term loans) on February 12, 2018. The 2014 Credit Agreement was terminated on this date.

Original issue discount was $0.9 million for the term loans under the 2018 Credit Agreement and $0.3 million for the revolving credit facility under the 2018 Credit Agreement. The Company incurred a total of $3.7 million in arranger fees and other third party costs related to the 2018 Credit Agreement: $1.8 million was recorded as debt issuance costs and $1.9 million was expensed in general and administrative expense in the consolidated statements of operations as costs related to modified debt. The Company recognized a $6.1 million loss on debt extinguishment, which consisted of the write-off of $4.2 million in unamortized debt issuance costs and $1.9 million in unamortized debt discount.

In conjunction with the May 3, 2018 amendment to the 2018 Credit Agreement, the Company incurred $0.4 million in original issue discount and legal and other fees which were recorded as debt issuance costs in other assets in the Consolidated Balance Sheets.

2019 Credit Agreement

On July 1, 2019, concurrent with the USAA AMCO Acquisition, the Company (i) entered into the 2019 Credit Agreement, (ii) repaid all indebtedness outstanding under the 2018 Credit Agreement, and (iii) terminated the 2018 Credit Agreement.

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

The obligations of the Company under the 2019 Credit Agreement are guaranteed by the USAA Acquired Companies and all of our other domestic subsidiaries (other than VCA) (the “Guarantors”) and secured by substantially all of the assets of the Company and the Guarantors, subject in each case to certain customary exceptions.

The 2019 Credit Agreement contains customary affirmative and negative covenants, including covenants that affect, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, create liens, merge or dissolve, make investments, dispose of assets, engage in sale and leaseback transactions, make distributions and dividends and prepayments of junior indebtedness, engage in transactions with affiliates, enter into restrictive agreements, amend documentation governing junior indebtedness, modify its fiscal year and modify its organizational documents, subject to customary exceptions, thresholds, qualifications and “baskets.” In addition, the 2019 Credit Agreement contains a financial performance covenant, requiring a maximum first lien leverage ratio, measured as of the last day of each fiscal quarter on which outstanding borrowings under the revolving credit facility exceed 35.0% of the commitments thereunder (excluding certain letters of credit), of no greater than 3.80 to 1.00. As of December 31, 2019, there were no outstanding borrowings under the revolving credit facility and we were in compliance with our financial performance covenant.

Original issue discount was $11.5 million for the term loans under the 2019 Credit Agreement and $1.5 million for the revolving credit facility under the 2019 Credit Agreement. The Company incurred a total of $22.8 million in other third party costs related to the 2019 Credit Agreement and recorded $18.0 million as term loan debt issuance costs, $0.3 million as revolving credit facility debt issuance cost and $4.5 million as expense related to modified debt in general and administrative in the Consolidated Statements of Operations.

A total of approximately $148.0 million of the outstanding term loans under the 2019 Credit Agreement was repaid in 2019. Subsequent to December 31, 2019, we repaid an additional $38.0 million, for a total principal debt reduction of approximately $186.0 million since July 1, 2019, thus satisfying the required principal payment of 1.00% of the original principal amount per year through the term of the loan, June 2026.

During the year ended December 31, 2019, we recognized a $9.9 million loss on debt extinguishment, which consisted of the write-off of $6.3 million and $3.6 million of unamortized debt issuance costs and debt discount, respectively, due to the termination of the previous credit agreement and repayments of term loan principal. Debt extinguishment costs relating to the termination of the 2018 Credit Agreement and repayments of term loan principal under the 2019 Credit Agreement totaled $5.5 million and $4.4 million, respectively.

2020 Debt Refinancing

On January 17, 2020, we entered into the First Amendment (the “First Amendment”) to the 2019 Credit Agreement with the other loan parties thereto, Barclays Bank PLC, as administrative agent, and the Royal Bank of Canada as fronting bank.

Pursuant to the First Amendment, the Company refinanced the existing term loans (the “Existing Term Loans”) with replacement term loans in an aggregate principal amount of $952.0 (the “Repriced Term Loans”). The Repriced Term Loans provide for substantially the same terms as the Existing Term Loans, including the same maturity date of June 2026, except that the Repriced Term Loans provide for a reduced applicable margin on LIBOR of 75 basis points. The applicable margin on LIBOR under the Repriced Term Loans is 2.50%, compared to 3.25% under the Existing Term Loans.

The following table presents the components of long-term debt in the Consolidated Balance Sheets at December 31, 2019 and 2018.

			Effective
(in thousands)	2019	2018	Interest Rate
Term Loans
Due February 2025, 5.55% interest rate	$—	$280,000	6.22%
Due June 2026, 5.35% interest rate	952,000	—	5.79%
Term loan principal outstanding	952,000	280,000
Unamortized debt issuance costs	(17,230)	(7,629)
Unamortized debt discount	(10,231)	(3,514)
Long-term debt	$924,539	$268,857

As of December 31, 2019, the outstanding term loans under the 2019 Credit Agreement had an interest rate of 5.35% per annum. Including the impact of amortization of debt issuance costs and original issue discount described herein, the effective yield for term loans under the 2019 Credit Agreement as of December 31, 2019 was 5.79% per annum.

Debt issuance costs related to the Term Loans totaled $39.6 million and $21.6 million at December 31, 2019 and 2018 and are reflected net of accumulated amortization and loss on debt extinguishment of $22.4 million and $14.0 million, respectively. Debt issuance costs of $3.7 million and $2.0 million related to the revolving credit facility are included in other assets in the Consolidated Balance Sheets and are reflected net of accumulated amortization and loss on debt extinguishment of $1.5 million and $1.2 million as of December 31, 2019 and 2018, respectively. Debt discount related to the Term Loans totaled $20.7 million and $9.2 million at December 31, 2019 and 2018 and is reflected net of accumulated amortization and loss on debt extinguishment of $10.5 million and $5.7 million, respectively.

The following table presents the components of interest expense and other financing costs on the Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017.

(in thousands)	2019	2018	2017
Interest expense	$36,423	$17,289	$41,569
Amortization of debt issuance costs	2,499	1,708	3,657
Amortization of debt discount	1,200	700	1,544
Interest rate cap expense	—	—	767
CEMP base payment accretion expense	193	467	638
Other	586	530	292
Total	$40,901	$20,694	$48,467

NOTE 12. Derivatives

From time to time the Company entered into swap contracts for interest rate cap derivatives to manage interest rate risk related to a portion of its long-term debt, which were designated as cash flow hedges. The Company evaluates financial instruments and other contracts to determine if the arrangement meets the characteristics of a derivative under ASC 815, Derivatives and Hedging, and the criteria to use hedge accounting. The Company had no swap contracts for the years ended December 31, 2018 and 2019. During the year ended December 31, 2017, the Company used interest rate cap derivatives to manage interest rate risk related to a portion of its long-term debt. $0.8 million of interest expense was recognized in the Consolidated Statement of Operations for the year ended December 31, 2017 related to that interest rate cap derivative.

NOTE 13. Equity Method Investment

On August 30, 2019, the Company sold 100% of its equity investment in Cerebellum for $10.6 million in cash and recognized $2.9 million on the gain on sale, which was recorded in interest income and other income (expense) in the Consolidated Statements of Operations.

For the years ended December 31, 2019 and 2018, losses from equity method investments recorded in interest income and other income (expense) in the Consolidated Statements of Operations were not material to our consolidated results of operations.

Equity method investments were recorded in other assets in the Consolidated Balance Sheets. At December 31, 2019, the Company no longer held an equity investment in Cerebellum, compared to $7.9 million, net of cumulative losses of $1.1 million, as of December 31, 2018.

NOTE 14. Equity

Equity Structure

Until the closing of the Company’s IPO on February 12, 2018, we had one class of common stock with a par value of $0.01 per share. Holders of this common stock were entitled to one vote per share.

With the closing of the Company’s IPO, we authorized capital stock consisting of 400,000,000 shares of Class A common stock, $0.01 par value per share, 200,000,000 shares of Class B common stock, $0.01 par value per share, and 10,000,000 shares of “blank check” preferred stock, $0.01 par value per share.

The Company incurred offering costs of $4.6 million related to the IPO and underwriter option exercise, of which $2.9 million of legal, accounting and other costs were included in prepaid expenses in the consolidated balance sheets at December 31, 2017 and were subsequently reclassified to equity issuance costs upon closing of the IPO. The Company paid $4.3 million of these offering costs in 2018.

All shares of common stock outstanding, all shares of common stock held as treasury stock and all unvested restricted shares of common stock outstanding prior to the IPO were redesignated as shares of Class B common stock with a par value of $0.01 per share upon completion of the IPO. The first shares of Class A common stock were issued in the IPO; no shares of preferred stock were issued as of December 31, 2019.

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

Share Rollforward

The following tables present the changes in the number of shares of common stock issued and repurchased (in thousands):

	Shares of Common Stock			Shares of Treasury Stock
	Class A	Class B	Pre-IPO	Class A	Class B	Pre-IPO
Balance, December 31, 2016	—	—	56,505	—	—	(1,720)
Issuance of common stock	—	—	296	—	—	—
Vesting of restricted share grants	—	—	389	—	—	(344)
Equity awards modified to liabilities	—	—	(8)	—	—	—
Balance, December 31, 2017	—	—	57,182	—	—	(2,064)
Issuance of Class A common stock	12,811	—	—	—	—	—
Redesignation of common stock	—	57,185	(57,184)	—	(2,064)	2,064
Share conversion - Class B to A	2,467	(2,467)	—	—	—	—
Repurchase of shares	—	—	—	(856)	(83)	—
Vesting of restricted share grants	—	215	2	—	—	—
Exercise of options	—	351	—	—	—	—
Shares issued under 2018 ESPP	3	—	—	—	—	—
Fractional shares retired	—	—	—	—	—	—
Balance, December 31, 2018	15,281	55,284	—	(856)	(2,147)	—
Issuance of shares	4	—	—	—	—	—
Share conversion - Class B to A	2,815	(2,815)	—	—	—	—
Repurchase of shares	—	—	—	(829)	—	—
Vesting of restricted share grants	—	522	—	—	—	—
Exercise of options	—	946	—	—	—	—
Shares withheld related to net settlement of equity awards	—	—	—	—	(509)	—
Balance, December 31, 2019	18,100	53,937	—	(1,685)	(2,656)	—

Share Repurchase Program

The share repurchase program authorized in 2018 for $15.0 million of the Company’s Class A common stock was completed in September 2019. In August 2019, our board of directors authorized us to repurchase up to an additional $15.0 million of the Company’s Class A common stock in the open market or in privately negotiated transactions. The amount and timing of the purchases under the new program (“2019 Share Repurchase Program”) will depend on a number of factors including the price and availability of our shares, trading volume, capital availability, our performance and general economic and market conditions. The 2019 Share Repurchase Program can be suspended or discontinued at any time.

As of December 31, 2019, a total of 1,685,155 shares of Class A common stock have been repurchased under the initial share repurchase program and the 2019 Share Repurchase Program at a total cost of $21.5 million for an average price of $12.77 per share. As of December 31, 2019, $8.5 million was available for future repurchases. The 2019 Share Repurchase Program expires on December 31, 2020.

NOTE 15. Share‑Based Compensation

Equity Incentive Plans

Until the IPO was completed in 2018, equity-based awards were issued to executives, directors and key employees of the Company under the Victory Capital Holdings, Inc. Equity Incentive Plan (the “2013 Plan”) and the Outside Director Equity Incentive Plan (the “Director Plan”).

In connection with the IPO, the Company’s board of directors adopted, and the Company’s stockholders approved, the Victory Capital Holdings, Inc. 2018 Stock Incentive Plan (the “2018 Plan”), and the Victory Capital Holdings, Inc. 2018 Employee Stock Purchase Plan (the “2018 ESPP Plan”), each of which became effective upon the completion of the IPO.

The 2018 Plan authorizes the grant of non-qualified stock options, incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance awards and other awards that may be settled in or based upon shares of our Class A common stock or Class B common stock (collectively, the “Shares”), though the Company currently intends to grant these awards based upon shares of Class B common stock. As the 2018 Plan took effect upon completion of the IPO, no further grants will be made under the 2013 Plan.

A total of 1,928,987 shares outstanding out of 3,372,484 of either Class A or Class B common stock, or any combination thereof, as determined by the Compensation Committee are reserved for and available for issuance under the 2018 Plan. Shares underlying awards that are settled in cash, expire or are canceled, forfeited or otherwise terminated without delivery to a participant will again be available for issuance under the 2018 Plan. Shares withheld or surrendered in connection with the payment of an exercise price of an award or to satisfy tax withholding will again become available for issuance under the 2018 Plan.

In June 2018, the Compensation Committee of the Company’s board of directors approved the terms and conditions for the first offering under the 2018 ESPP Plan. A total of 350,388 shares of Class A common stock was available to issue under the 2018 ESPP Plan. The first offering ran for eighteen months, from July 1, 2018 to December 31, 2019, and included three, six month offering periods.

In October 2019, the Compensation Committee of the Company’s board of directors approved the terms and conditions for a second offering under the 2018 ESPP Plan. The second offering will run for twenty-four months from January 1, 2020 to December 31, 2021 and will include four, six month offering periods.

For both the first and second offerings under the 2018 ESPP Plan, shares of Class A common stock are available for purchase at three month calendar intervals at a 5 percent discount from the market price on the purchase date, which is the last day of each calendar quarter during the offering. Amounts purchased by an individual cannot exceed $25,000 worth of stock in any given calendar year. The 2018 ESPP Plan is a non-compensatory plan and includes no option features other than employees may change their contributions or withdraw from the plan once during each six month offering period during a specified time approved by the Company. All U.S.-based employees are eligible to participate in the 2018 ESPP.

As of December 31, 2019, 1,442,768 restricted share grants and 33,540 stock option awards had been issued under the 2018 Plan, and 6,716 shares of Class A common stock had been issued under the 2018 ESPP Plan.

All stock option awards are considered non‑qualified. Shares of common stock subject to stock option awards granted in 2019 vest based on service over a three year period. Sixty percent of the shares of common stock subject to stock option awards granted prior to 2019 generally vest based on service; the remaining forty percent of the shares of common stock subject to each option vest upon satisfaction of various performance conditions. For certain stock option awards granted on July 29, 2016, fifty percent of the shares of common stock subject to each option vest based on service and the remaining fifty percent of the shares of common stock subject to each option vest upon satisfaction of various performance conditions.

As of December 31, 2019, stock option awards to purchase an aggregate of 7,880,167 shares of common stock had been granted and were outstanding, and restricted share awards for 3,215,619 shares of common stock had been granted and were unvested. As of December 31, 2018, stock option awards to purchase an aggregate of 9,070,052 shares of common stock and restricted share awards for 2,997,856 shares of common stock had been granted and were outstanding. As of December 31, 2017, stock option awards to purchase an aggregate of 9,078,728 shares of common stock and restricted share awards for 1,293,107 shares of common stock had been granted and were outstanding.

Grant Activity

In 2019, the Company issued grants for 1,196,820 restricted shares of common stock and stock option awards for 31,178 shares of common stock under the 2018 Plan.

The 2019 grants of restricted shares included grants for 18,943 restricted shares of common stock that were fully vested on the grant date, grants for 1,144,589 restricted shares of common stock that vest over three years and 33,288 restricted shares of common stock that vest over five years. Shares of common stock subject to the option awards granted in 2019 vest based on service over a three year period.

The following tables presents activity during the years ended December 31, 2019, 2018 and 2017 related to stock option awards and restricted stock awards.

	Shares Subject to Stock Option Awards
	Year to Date Ended December 31,
	2019			2018			2017
	Avg wtd	Avg wtd		Avg wtd	Avg wtd		Avg wtd	Avg wtd
	grant-date	exercise		grant-date	exercise		grant-date	exercise
	fair value	price	Units	fair value	price	Units	fair value	price	Units
Outstanding at beginning of period	$3.79	$6.12	9,070,052	$3.66	$5.71	9,078,728	$3.40	$4.90	8,669,475
Granted	7.25	17.64	31,178	6.51	14.25	359,618	6.14	13.52	774,357
Forfeited	5.01	9.68	(274,774)	6.39	14.00	(16,791)	3.02	3.81	(132,972)
Exercised	3.19	4.24	(946,289)	3.01	3.56	(351,503)	2.54	2.45	(73,406)
Modified to liability to be cash settled	—	—	—	—	—	—	2.61	2.62	(158,726)
Outstanding at end of the period	$3.83	$6.27	7,880,167	$3.79	$6.12	9,070,052	$3.66	$5.71	9,078,728
Vested	$3.61	$5.59	6,724,030	$3.35	$4.76	6,653,228	$3.17	$4.19	5,731,647
Unvested	5.10	10.25	1,156,137	5.00	9.88	2,416,824	4.49	8.31	3,347,081

Total intrinsic value of stock options exercised in 2019, 2018 and 2017 was $12.8 million, $2.3 million and $0.8 million, respectively.

	Restricted Stock Awards
	For Year Ended December 31,
	2019		2018		2017
	Avg wtd		Avg wtd		Avg wtd
	fair value	Units	fair value	Units	fair value	Units
Unvested at beginning of period	$13.17	2,997,856	$11.82	1,293,107	$9.48	1,018,228
Granted	16.27	1,196,820	13.77	1,924,691	13.52	623,165
Vested	12.83	(521,701)	10.42	(217,630)	7.99	(339,701)
Forfeited	13.42	(457,356)	14.27	(2,312)	8.81	(8,585)
Unvested at end of period	$14.29	3,215,619	$13.17	2,997,856	$11.82	1,293,107

	Director Plan Restricted Stock Awards
	For Year Ended December 31,
	2019		2018		2017
	Avg wtd		Avg wtd		Avg wtd
	fair value	Units	fair value	Units	fair value	Units
Unvested at beginning of period	$—	—	$—	—	$5.71	49,230
Granted	—	—	—	—	—	—
Vested	—	—	—	—	5.71	(49,230)
Forfeited	—	—	—	—	—	—
Unvested at end of period	$—	—	$—	—	$5.71	—

Share‑based compensation expense for equity awards is measured at the grant date, based on the estimated fair value of the award, and recognized over the requisite employee service period. Stock option awards have a ten year contractual life.

In 2018, prior to the IPO, the Company issued grants for 1,678,743 restricted shares of common stock and stock option awards for 357,256 shares of common stock under the 2013 Plan. Grants for 1,609,857 restricted shares of common stock consisted of time-vested restricted shares (50%) and restricted shares that vest in three equal installments based on market conditions (achievement of certain share price targets) (50%). The time-vested portion of the restricted share awards vest over a three to five year period. For the remaining grants of 68,886 restricted shares of common stock, the shares vest based on service over a four year period. For the grants of restricted shares with market conditions, the shares vest over the derived service period of three to five years. For the stock option awards granted on January 1, 2018, sixty percent of the shares of common stock subject to each option vest based on service over a four year period; the remaining forty percent of the shares of common stock subject to each option vest upon satisfaction of various performance conditions.

In 2018, after the IPO, the Company issued grants for 30,834 restricted shares of common stock that were fully vested on the grant date, grants for 202,883 restricted shares of common stock that vest over three years and 12,231 restricted shares of common stock that vest over four years. In addition, we issued stock option awards for 2,362 shares of common stock. Fifty percent of the shares of common stock subject to this option award vest based on service over a three year period; the remaining fifty percent of the shares of common stock subject to this option award vest upon achievement of certain performance and market conditions.

For awards granted after the IPO, the Company used the Class A common stock closing price on the grant date as the grant date fair value of the stock. The fair value of stock option awards was determined using a number of inputs including expected volatility, which was based on a consideration of the average volatility of companies in the same or similar lines of business adjusted for differing levels of leverage and our volatility for the post-IPO period.

For restricted share awards granted on March 31, 2017 and July 1, 2017, fifty percent of the shares vest on the third anniversary of the grant date and the remaining fifty percent vest upon achievement of certain share prices for the Company's stock. For restricted share awards granted on July 29, 2016 and certain stock option awards granted on July 31, 2017 and July 29, 2016, the restricted shares and the service portion of the stock option awards vest ratably at 20% per year over a five‑year period. The remaining restricted stock awards issued prior to 2019, including restricted stock awards granted on March 10, 2017, and service portion of all other stock option awards vest ratably at 25% over a four‑year period from date of grant. The performance portion of certain stock option awards granted on July 31, 2017 and July 29, 2016 vest based on achievement of revenue and AUM levels related to specific investment franchises. For all other stock option awards awarded prior to 2018, the performance portion of the awards vests upon the Company's achievement of certain revenue, assets under management, and earnings before interest, taxes, depreciation and amortization levels.

The grant date fair value of stock option awards with service and performance conditions is computed using Black‑Scholes option pricing framework. The following table presents the grant date fair value of stock option awards granted during the years ended December 31, 2019, 2018 and 2017 computed using the following assumptions:

	2019	2018	2017
Stock price at time of grant	$17.64	$14.27	$13.51
Exercise price	$17.64	$14.27	$13.51
Expected volatility	40%	50%	50%
Risk free rate	1.85%	2.27%	2.22%
Expected average years to exit	6	5	5

The fair value of stock option awards granted in 2019 was determined using a number of inputs including expected volatility, which was based on a consideration of the average volatility of companies in the same or similar lines of business adjusted for differing levels of leverage and the Company’s volatility for the post-IPO period. The expected term was determined using the simplified method detailed in SEC Staff Accounting Bulletin No. 10.

For awards granted post-IPO in 2018, the Company used the Class A common stock closing price on the grant date as the grant date fair value of the stock. Prior to the IPO, the Company used both a market approach and income approach to estimate the current stock price used in the valuation of restricted share and stock option awards. The market approach considered the then current EBITDA multiples and price/earnings multiples of comparable public companies. The income approach considered management's forecast of operating results, a long-term growth rate and a discount rate. The results of the market and income approach were weighted in developing the estimate of fair value.

The expected life of the options granted in 2017 was based on the average holding period for a private equity investment. The risk free interest rate was based on the yield for the U.S. Treasury coupon strip with a maturity date equal to the expected life of the award. As the Company's common shares were not publicly traded in 2017, we calculated expected volatility based on an average volatility of companies in the same or similar lines of business adjusted for differing levels of leverage.

Award Modifications

In 2018 and 2017, the Company's board of directors approved modifications to a limited number of stock option awards to revise performance conditions to be achieved for vesting. These modifications resulted in an adjustment to share-based compensation expense of an immaterial amount.

Also in 2018 and 2017, we revised the estimate of time it expected to take to achieve the performance conditions on certain performance-vested restricted share awards. Cumulative catch up adjustments were recorded in each case so that the cumulative recognized share-based compensation cost on the performance options was equal to what would have been recognized had the new estimate been used since the grant date.

Dividend Payments

In February 2017, the Company declared and paid a special dividend (the “2017 Special Dividend”) of $2.19 per share. Holders of restricted shares that were unvested at the time the 2017 Special Dividend was declared are paid the 2017 Special Dividend when the restricted shares vest. The strike price per share for all stock option awards granted prior to February 2017 was reduced by $2.19 under the anti-dilution provisions of the stock option grant agreements.

In December 2017, we declared a dividend of $0.23 per share (December 2017 Dividend). Holders of restricted stock awards that were unvested at the time the December 2017 Dividend was declared are paid the December 2017 Dividend when the restricted stock vests. Holders of stock options that were unvested at the time the December 2017 Dividend was declared receive a cash bonus equivalent of $0.23 per share when the stock options vest.

In August 2019, the Company announced the initiation of quarterly cash dividends and paid the first quarterly dividends in September and December 2019. Holders of restricted stock awards that are unvested at the time the quarterly dividends are declared are entitled to be paid these dividends as and when the restricted stock vests.

As of December 31, 2019, 2018 and 2017, the amount of cash bonuses and distributions related to dividends previously declared on restricted shares and options expected to vest in the future totaled $1.3 million, $1.8 million and $2.0 million, respectively, which is not recorded as a liability as of the balance sheet date. A liability will be recorded for these cash bonuses and dividends when the restricted shares and options vest.

Share-based Compensation Expense

In 2019, the Company recorded $16.3 million of share-based compensation expense related to the 2018 Plan. In 2018, the Company recorded $15.2 million of share-based compensation expense related to the 2013 Plan and 2018 Plan and in 2017, $11.8 million of share-based compensation expense related to the 2013 Plan. Share-based compensation expense is recorded in personnel compensation and benefits in the Consolidated Statements of Operations. The related tax benefits were $4.0 million, $3.8 million and $4.6 million for the fiscal years 2019, 2018, and 2017, respectively.

In 2019 and 2018, we did not recognize any share-based compensation expense related to the Director Plan. In 2017, we recognized Director Plan share-based compensation expense of $0.2 million, which is recorded in general and administrative expense.

As of December 31, 2019, the Company expects to recognize total share-based compensation expense of $32.6 million over a weighted average period of 1.7 years. The total fair value of restricted share awards vested during the years ended December 31, 2019, 2018 and 2017 was $9.7 million, $2.0 million and $4.6 million respectively; the fair value of restricted share awards vested under the Director Plan was $0.7 million in 2017. The aggregate intrinsic value of stock options currently exercisable at December 31, 2019, 2018 and 2017 was $103.4 million, $36.3 million and $57.8 million respectively.

NOTE 16. Commitments

The Company leases office space and equipment under operating leases expiring at various dates. We have the right to renew or extend the leases under the agreements for certain non‑headquarter office spaces. Future calendar year minimum lease payments under the leases are as follows (in thousands):

	Gross Operating		Net Operating
	Lease Commitments	Sub-Leases	Lease Commitments
2020	$7,148	$706	$6,442
2021	5,251	422	4,829
2022	4,235	432	3,803
2023	3,125	437	2,688
2024	2,258	454	1,804
Thereafter	4,370	962	3,408
Total	$26,387	$3,413	$22,974

Rent expense for the years ended December 31, 2019, 2018 and 2017 was $4.9 million, $4.6 million, and $7.3 million, respectively, and is included in general and administrative expense in the Consolidated Statements of Operations.

NOTE 17. Employee Benefit Plans

The Company maintains a defined contribution 401(k) Plan (the “401(k) Plan”), covering substantially all employees who have met the eligibility requirements. The 401(k) Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 and the Economic Growth and Tax Relief Reconciliation Act of 2001. In 2019, 2018 and 2017 we recognized expense of $3.3 million, $2.5 million and $2.4 million in employer matched contributions, respectively.

The Company sponsors a deferred compensation plan for key investment professionals and executives as a means to reward and motivate them. We purchase mutual funds as directed by the plan participants to fund its related obligations. Such securities are held in a rabbi trust for the participants, and under the terms of the trust agreement, the assets of the trust are available to satisfy the claims of our general creditors in the event of bankruptcy.

In 2019, the Company created a deferred compensation plan for non-employee members of our board of directors (the “Director DC Plan”) with an effective date of January 1, 2020. Benefits payable under the Director DC Plan will be paid from our general assets. Amounts contributed under the Director DC Plan and earnings on those amounts will be subject to the claims of our general creditors.

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

The following table presents components of deferred compensation plan-related expense.

(in thousands)	2019	2018	2017
Employee compensation	$2,202	$3,011	$3,144
Employer contributions	1,017	746	791
Change in value of deferred compensation plan liability	2,603	(1,649)	1,267
Total	$5,822	$2,108	$5,202

NOTE 18. Earnings Per Share

The following table sets forth the computation of basic earnings per share and diluted earnings per share for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
(in thousands, except per share amounts)	2019	2018	2017
Net income	$92,491	$63,704	$25,826
Shares:
Basic weighted average common shares outstanding	67,616	66,295	54,931
Assumed conversion of dilutive instruments	5,850	4,216	4,646
Diluted weighted average common shares outstanding	73,466	70,511	59,577
Earnings per share
Basic:	$1.37	$0.96	$0.47
Diluted:	$1.26	$0.90	$0.43

For the years ended December 31, 2019, 2018 and 2017, there were 821,544, 1,738,813 and 434,656 outstanding instruments, respectively, excluded from the above computations of weighted average shares for diluted earnings per share because the effects would be anti‑dilutive. Holders of non‑vested share‑based compensation awards do not have rights to receive nonforfeitable dividends on the shares covered by the awards.

NOTE 19. Net Capital Requirements

VCA is subject to the SEC Uniform Net Capital Rule (Rule 15c3‑1 under the Exchange Act) administered by the SEC and FINRA, which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, cannot exceed 15 to 1. Net capital and the related net capital requirement may fluctuate on a daily basis.

At December 31, 2019, VCA had net capital under the Rule 15c3‑1 of $2.0 million which was $1.8 million in excess of its minimum required net capital of $0.2 million. At December 31, 2018, VCA had net capital under the Rule 15c3‑1 of $2.3 million which was $2.1 million in excess of its minimum required net capital of $0.2 million. The Company's ratio of aggregate indebtedness to net capital at December 31, 2019 and 2018 was 1.26 to 1 and 1.14 to 1 respectively.

Capital requirements may limit the amount of cash available for dividend from VCA to the parent company. VCA's cash and cash equivalents are generally not available for corporate purposes.

NOTE 20. Accumulated Other Comprehensive INCOME (Loss)

The following table presents changes in accumulated other comprehensive income (loss) by component for the years ending December 31, 2019, 2018, and 2017.

	Available-		Cumulative
	for-sale	Cash Flow	Translation
(in thousands)	Securities (a)	Hedges (b)	Adjustment	Total
Balance, December 31, 2016	$(13)	$(462)	$(62)	$(537)
Other comprehensive income (loss) before reclassification and tax	121	(20)	122	223
Tax impact	(48)	7	(47)	(88)
Reclassification adjustments, before tax	(15)	767	—	752
Tax impact	6	(292)	—	(286)
Net current period other comprehensive income	64	462	75	601
Balance, December 31, 2017	$51	$—	$13	$64
Other comprehensive loss before reclassification and tax	(147)	—	(53)	(200)
Tax impact	37	—	13	50
Reclassification adjustments, before tax	—	—	—	—
Tax impact	—	—	—	—
Net current period other comprehensive loss	(110)	—	(40)	(150)
Balance, December 31, 2018	$(59)	$—	$(27)	$(86)
Other comprehensive income before reclassification and tax	—	—	32	32
Tax impact	—	—	(8)	(8)
Reclassification adjustments, before tax	—	—	—	—
Tax impact	—	—	—	—
Net current period other comprehensive income	—	—	24	24
Cumulative effect of adoption of ASU 2016-01 and 2018-02	59		3	62
Balance, December 31, 2019	$—	$—	$—	$—

(2)	Reclassifications out of AOCL related to available-for-sale securities are recorded in interest income and other income (expense)
(3)	Reclassifications out of AOCL related to cash flow hedges are recorded in interest expense and other financing costs

NOTE 21. Selected Quarterly Financial Data (Unaudited)

The following tables present select unaudited quarterly financial results for the years ended December 31, 2019 and 2018 (in thousands, except per share amounts). Quarterly earnings per share may not always sum to the full year amounts due to the averaging of common shares outstanding.

	For the Quarters Ended
	March 31, 2019	June 30, 2019	Sep 30, 2019	Dec 31, 2019
Total revenue	$87,479	$91,360	$214,980	$218,554
Operating expenses	$65,354	$68,635	$159,407	$154,357
Income from operations	$22,125	$22,725	$55,573	$64,197
Net income	$14,527	$14,383	$25,992	$37,589
Basic earnings per share	$0.22	$0.21	$0.38	$0.56
Diluted earnings per share	$0.20	$0.20	$0.35	$0.51

	For the Quarters Ended
	March 31, 2018	June 30, 2018	Sep 30, 2018	Dec 31, 2018
Total revenue	$104,964	$104,399	$108,082	$95,967
Operating expenses	$77,696	$74,715	$76,272	$70,210
Income from operations	$27,268	$29,684	$31,810	$25,757
Net income	$10,524	$18,675	$20,590	$13,915
Basic earnings per share	$0.17	$0.27	$0.30	$0.21
Diluted earnings per share	$0.16	$0.26	$0.29	$0.19

NOTE 22. Subsequent Events

On January 17, 2020, the Company entered into the First Amendment by and among Victory Capital Holdings, Inc., Barclays Bank PLC, as administrative agent, and the Royal Bank of Canada as fronting bank. The First Amendment refinanced the existing loan terms with replacement loan terms, which reduced the applicable margin on LIBOR by 75 basis points. Refer to Note 11, Debt, for further information on the First Amendment.

Subsequent to December 31, 2019, we repaid an additional $38.0 million of the outstanding term loans under the 2019 Credit Agreement, for a total debt reduction of $186.0 million since July 1, 2019.

On February 12, 2020, our Board of Directors declared a quarterly cash dividend of $0.05 per share on Victory common stock. The dividend is payable on March 25, 2020, to stockholders of record on March 10, 2020.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures.

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

Based on the evaluation of the effectiveness of the disclosure controls and procedures by our management as of December 31, 2019, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 using the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting is effective as of December 31, 2019 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item is set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2020 annual meeting of shareholders.

Item 11.	Executive Compensation.

The information required by this Item is set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2020 annual meeting of shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this Item is set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2020 annual meeting of shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2020 annual meeting of shareholders.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item is set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2020 annual meeting of shareholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
(1)	Financial Statements: The information required by this Item is contained in Item 8 of Part II of this report.
(2)	Financial Statement Schedules: None
(3)	Exhibits: See Exhibit Index
Item 16.	Form 10‑K Summary.

None

EXHIBIT INDEX

Exhibit No.	Description

3.1

Amended and Restated Certificate of Incorporation of the Registrant (Filed as Exhibit 3.1 to the Company’s Report on Form S-1/A, File No. 333-222509, dated February 6, 2018, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (Filed as Exhibit 3.2 to the Company’s Report on Form S-1/A, File No. 333-222509, dated February 6, 2018, and incorporated herein by reference).

4.1	Form of Class A common stock certificate (Filed as Exhibit 4.1 to the Company’s Report on Form S-1/A, File No. 333-222509, dated February 6, 2018, and incorporated herein by reference).

4.2	Form of Class B common stock certificate (Filed as Exhibit 4.2 to the Company’s Report on Form S-1/A, File No. 333-222509, dated February 6, 2018, and incorporated herein by reference).

4.3

Second Amended and Restated Shareholders’ Agreement, dated as of February 12, 2018 (Filed as Exhibit 4.3 to the Company’s Report on Form S-1/A, File No. 333-222509, dated February 6, 2018, and incorporated herein by reference).

4.4

Employee Shareholders’ Agreement, dated as of February 12, 2018 (Filed as Exhibit 4.4 to the Company’s Report on Form S-1/A, File No. 333-222509, dated February 6, 2018, and incorporated herein by reference).

4.5*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1	Form of Indemnification Agreement (Filed as Exhibit 10.1 to the Company’s Report on Form S-1/A, File No. 333-222509, dated February 6, 2018, and incorporated herein by reference).

10.2+

Form of Victory Capital Holdings, Inc. 2018 Stock Incentive Plan (Filed as Exhibit 10.2 to the Company’s Report on Form S-1/A, File No. 333-222509, dated February 6, 2018, and incorporated herein by reference).

10.3

Form of Victory Capital Holdings, Inc. 2018 Employee Stock Purchase Plan (Filed as Exhibit 10.3 to the Company’s Report on Form S-1/A, File No. 333-222509, dated February 6, 2018, and incorporated herein by reference).

10.4+	Victory Capital Holdings, Inc. Equity Incentive Plan (Filed as Exhibit 10.4 to the Company’s Report on Form S-1/A, File No. 333-222509, dated February 6, 2018, and incorporated herein by reference).

10.5+

Amendment No. 1 to the Victory Capital Holdings, Inc. Equity Incentive Plan (Filed as Exhibit 10.5 to the Company’s Report on Form S-1/A, File No. 333-222509, dated February 6, 2018, and incorporated herein by reference).

10.6+

Amendment No. 2 to the Victory Capital Holdings, Inc. Equity Incentive Plan (Filed as Exhibit 10.6 to the Company’s Report on Form S-1/A, File No. 333-222509, dated February 6, 2018, and incorporated herein by reference).

10.7+

Amendment No. 3 to the Victory Capital Holdings, Inc. Equity Incentive Plan (Filed as Exhibit 10.7 to the Company’s Report on Form S-1/A, File No. 333-222509, dated February 6, 2018, and incorporated herein by reference).

10.8+

Amendment No. 4 to the Victory Capital Holdings, Inc. Equity Incentive Plan (Filed as Exhibit 10.8 to the Company’s Report on Form S-1/A, File No. 333-222509, dated February 6, 2018, and incorporated herein by reference).

10.9+

Victory Capital Management Inc. Severance Pay Plan and Summary Plan Description (Filed as Exhibit 10.9 to the Company’s Report on Form S-1/A, File No. 333-222509, dated February 6, 2018, and incorporated herein by reference).

10.10+	Victory Capital Holdings, Inc. Bonus Plan (Filed as Exhibit 10.10 to the Company’s Report on Form S-1/A, File No. 333-222509, dated February 6, 2018, and incorporated herein by reference).

10.11+

Victory Capital Management Inc. Deferred Compensation Plan (Filed as Exhibit 10.11 to the Company’s Report on Form S-1/A, File No. 333-222509, dated February 6, 2018, and incorporated herein by reference).

10.12+

First Amendment to the Victory Capital Management Inc. Deferred Compensation Plan (Filed as Exhibit 10.12 to the Company’s Report on Form S-1/A, File No. 333-222509, dated February 6, 2018, and incorporated herein by reference).

10.13+

First Addendum to the Victory Capital Management Inc. Deferred Compensation Plan (Filed as Exhibit 10.13 to the Company’s Report on Form S-1/A, File No. 333-222509, dated February 6, 2018, and incorporated herein by reference).

10.14+

Second Amendment to the Victory Capital Management Inc. Deferred Compensation Plan (Filed as Exhibit 10.14 to the Company’s Report on Form S-1/A, File No. 333-222509, dated February 6, 2018, and incorporated herein by reference).

10.15+

Form of Stock Option Grant Notice under the Victory Capital Holdings, Inc. Equity Incentive Plan (Filed as Exhibit 10.15 to the Company’s Report on Form S-1/A, File No. 333-222509, dated February 6, 2018, and incorporated herein by reference).

10.16+

Form of Restricted Shares Grant Notice under the Victory Capital Holdings, Inc. Equity Incentive Plan (Filed as Exhibit 10.16 to the Company’s Report on Form S-1/A, File No. 333-222509, dated February 6, 2018, and incorporated herein by reference).

10.17+

Form of Stock Option Grant Notice under the Victory Capital Holdings, Inc. 2018 Equity Incentive Plan (Filed as Exhibit 10.17 to the Company’s Report on Form S-1/A, File No. 333-222509, dated February 6, 2018, and incorporated herein by reference).

10.18+

Form of Restricted Shares Grant Notice under the Victory Capital Holdings, Inc. 2018 Equity Incentive Plan (Filed as Exhibit 10.18 to the Company’s Report on Form S-1/A, File No. 333-222509, dated February 6, 2018, and incorporated herein by reference).

10.19

Credit Agreement, dated as of February 12, 2018, among Victory Capital Holdings, Inc., as borrower, the lenders from time to time party thereto and Royal Bank of Canada, as administrative agent and collateral agent (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, File No. 001-38388, dated February 15, 2018, and incorporated herein by reference).

10.20

Amendment No. 1 to Credit Agreement, dated as of May 3, 2018 among, inter alios, the Company, the other loan parties party thereto, the lenders party thereto and Royal Bank of Canada, in its capacities as administrative agent and collateral agent for the secured parties (in such capacities, the “Administrative Agent”), which amends the Credit Agreement, dated as of February 12, 2018 among the Company, the lenders from time to time party thereto and the Administrative Agent (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, File No. 001-38388, dated May 8, 2018, and incorporated herein by reference).

10.21+

Employment Agreement by and between Victory Capital Holdings, Inc. and David C. Brown, dated as of March 20, 2017 (Filed as Exhibit 10.26 to the Company’s Report on Form S-1/A, File No. 333-222509, dated February 6, 2018, and incorporated herein by reference).

10.22

Purchase Agreement, dated September 21, 2018, by and among Victory Capital Holdings, Inc., Harvest Volatility Management, LLC, and the other parties listed thereto (Filed as Exhibit 2.1 to the Company’s Report on Form 8-K, File No. 001-38388, dated September 27, 2018, and incorporated herein by reference).

10.23

Amended and Restated Commitment Letter, dated as of September 24, 2018, by and among Royal Bank of Canada, Barclays Bank PLC and Victory Capital Holdings, Inc. (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, File No. 001-38388, dated September 27, 2018, and incorporated herein by reference).

10.24

Stock Purchase Agreement, dated November 6, 2018, by and among the Company, USAA Investment Corporation and, for certain limited purposes, USAA Capital Corporation (Filed as Exhibit 2.1 to the Company’s Report on Form 8-K, File No. 001-38388, dated November 6, 2018, and incorporated herein by reference).

10.25

Commitment Letter, dated as of November 6, 2018, by and among Barclays Bank PLC, Royal Bank of Canada, and Victory Capital Holdings, Inc. (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, File No. 001-38388, dated November 6, 2018, and incorporated herein by reference)

10.26

Termination of Harvest Commitment Letter dated as of April 22, 2019 by and among Victory Capital Holdings, Inc. and Harvest Volatility Management, LLC (filed as Exhibit 2.1 to the Company’s Report on Form 8-K, File No. 001-38388, on April 22, 2019, and incorporated herein by reference).

10.27

Amendment No. 1 to the Stock Purchase Agreement with USAA Investment Corporation and USAA Capital Corporation, dated as of June 28, 2019 (filed as Exhibit 2.2 to the Company’s Report on Form 8-K, File No. 001-38388, on July 1, 2019, and incorporated herein by reference).

10.28

2019 Credit Agreement among the Company, the lenders from time to time party thereto and Barclays Bank PLC, dated as of July 1, 2019 (filed as Exhibit 10.1 to the Company’s Report on Form 8-K, File No. 001-38388, on July 1, 2019, and incorporated herein by reference).

10.29+

Third Amendment to the Victory Capital Management Inc. Deferred Compensation Plan, dated as of July 29, 2019 (filed as Exhibit 10.3 to the Company’s Report on Form 10-Q, File No. 001-38388, on August 13, 2019, and incorporated herein by reference).

10.30+

Amendment and Restatement of the Victory Capital Management Inc. Deferred Compensation Plan, dated as of November 13, 2019 (filed as Exhibit 10.3 to the Company’s Report on Form 10-Q, File No. 001-38388, on November 13, 2019, and incorporated herein by reference).

10.31+*	Amendment and Restatement of the Victory Capital Management Inc. Deferred Compensation Plan

10.32+*	Victory Capital Management Inc. Director Deferred Compensation Plan

21.1*	List of Subsidiaries

23.1*	Consent of Ernst & Young LLP

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

101*

The following information formatted in XBRL (eXtensible Business Reporting Language): (i) Audited Consolidated Balance Sheets as of December 31, 2019 and 2018, (ii) Audited Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017, (iii) Audited Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017, (iv) Audited Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017, (v) Audited Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2019, 2018 and 2017 and (vi) Notes to the Audited Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith
+	This exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of March, 2020.

VICTORY CAPITAL HOLDINGS, INC.

By:	/s/ DAVID C. BROWN
Name:	David C. Brown
Title:	Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID C. BROWN David C. Brown	Chief Executive Officer and Chairman (Principal Executive Officer)	March 13, 2020

/s/ MICHAEL D. POLICARPO Michael D. Policarpo	President, Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer and Principal Accounting Officer)	March 13, 2020

/s/ MILTON R. BERLINSKI Milton R. Berlinski	Director	March 13, 2020

/s/ ALEX BINDEROW Alex Binderow	Director	March 13, 2020

/s/ LAWRENCE DAVANZO Lawrence Davanzo	Director	March 13, 2020

/s/ RICHARD M. DEMARTINI Richard M. DeMartini	Director	March 13, 2020

/s/ JAMES B. HAWKES James B. Hawkes	Director	March 13, 2020

/s/ ROBERT J. HURST Robert J. Hurst	Director	March 13, 2020

/s/ KARIN HIRTLER‑GARVEY Karin Hirtler‑Garvey	Director	March 13, 2020

/s/ ALAN H. RAPPAPORT Alan H. Rappaport	Director	March 13, 2020