Form 10-Q
period 2020-03-31
Victory Capital Holdings, Inc.
filed 2020-05-11
CIK 1570827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share and Class B common stock, par value $0.01 per share, as of April 30, 2020 were 16,588,474 and 51,307,072 respectively.

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

Forward‑looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Although we believe the expectations reflected in the forward‑looking statements are reasonable, we can give no assurance that these expectations will prove to have been correct. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. Actual events, results and outcomes may differ materially from our expectations due to a variety of known and unknown risks, uncertainties and other factors. Although it is not possible to identify all of these risks and factors, they include, among others, the following; reductions in assets under management (“AUM”) based on investment performance, client withdrawals, difficult market conditions and other factors such as a pandemic; the nature of our contracts and investment advisory agreements; our ability to maintain historical returns and sustain our historical growth; our dependence on third parties to market our strategies and provide products or services for the operation of our business; our ability to retain key investment professionals or members of our senior management team; our reliance on the technology systems supporting our operations; our ability to successfully acquire and integrate new companies; the concentration of our investments in long only small‑ and mid‑cap equity and U.S. clients; risks and uncertainties associated with non‑U.S. investments; our efforts to establish and develop new teams and strategies; the ability of our investment teams to identify appropriate investment opportunities; our ability to limit employee misconduct; our ability to meet the guidelines set by our clients; our exposure to potential litigation (including administrative or tax proceedings) or regulatory actions; our ability to implement effective information and cyber security policies, procedures and capabilities; our substantial indebtedness; the potential impairment of our goodwill and intangible assets; disruption to the operations of third parties whose functions are integral to our exchange traded fund (“ETF”) platform; our determination that we are not required to register as an “investment company” under the 1940 Act; the fluctuation of our expenses; our ability to respond to recent trends in the investment management industry; the level of regulation on investment management firms and our ability to respond to regulatory developments; the competitiveness of the investment management industry; the dual class structure of our common stock; the level of control over us retained by Crestview Partners II GP, L.P. (“Crestview GP”); our status as an emerging growth company and a controlled company; our ability to integrate the USAA Asset Management Company (“USAA Adviser”) and the Victory Capital Transfer Agency, Inc. (“VCTA”), formally known as the USAA Transfer Agency Company d/b/a USAA Shareholder Account Services (together with USAA Adviser, the “USAA Acquired Companies”); and other risks and factors included, but not limited to, those listed under the caption “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2020, which is accessible on the SEC’s website at www.sec.gov.

In light of these risks, uncertainties and other factors, the forward‑looking statements contained in this report might not prove to be accurate. All forward‑looking statements speak only as of the date made and we undertake no obligation to update or revise publicly any forward‑looking statements, whether as a result of new information, future events or otherwise.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except shares data)

	March 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$37,130	$37,121
Receivables	77,610	95,093
Prepaid expenses	6,709	4,852
Investments	15,631	19,076
Property and equipment, net	14,028	13,240
Goodwill	404,750	404,750
Other intangible assets, net	1,172,305	1,175,471
Other assets	3,600	3,706
Total assets	$1,731,763	$1,753,309

Liabilities and stockholders' equity
Accounts payable and accrued expenses	$79,111	$89,203
Accrued compensation and benefits	33,544	54,842
Consideration payable for acquisition of business	113,200	118,700
Deferred tax liability, net	11,134	5,486
Other liabilities	25,047	22,668
Long-term debt, net	888,647	924,539
Total liabilities	1,150,683	1,215,438

Stockholders' equity
Class A common stock, $0.01 par value per share: 2020 - 400,000,000 shares authorized, 18,508,087 shares issued and 16,582,902 shares outstanding; 2019 - 400,000,000 shares authorized, 18,099,772 shares issued and 16,414,617 shares outstanding	185	181
Class B common stock, $0.01 par value per share: 2020 - 200,000,000 shares authorized, 54,537,895 shares issued and 51,436,953 shares outstanding; 2019 - 200,000,000 shares authorized, 53,937,394 shares issued and 51,281,512 shares outstanding	545	539
Additional paid-in capital	632,468	624,766
Class A treasury stock, at cost: 2020 - 1,925,185 shares; 2019 - 1,685,155 shares	(25,918)	(21,524)
Class B treasury stock, at cost: 2020 - 3,100,942 shares; 2019 - 2,655,882 shares	(40,173)	(31,386)
Accumulated other comprehensive loss	(4,887)	—
Retained earnings (deficit)	18,860	(34,705)
Total stockholders' equity	581,080	537,871
Total liabilities and stockholders' equity	$1,731,763	$1,753,309

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Revenue
Investment management fees	$146,881	$74,411
Fund administration and distribution fees	57,540	13,068
Total revenue	204,421	87,479

Expenses
Personnel compensation and benefits	47,571	34,501
Distribution and other asset-based expenses	54,860	15,767
General and administrative	11,888	7,087
Depreciation and amortization	4,050	5,222
Change in value of consideration payable for acquisition of business	(5,500)	—
Acquisition-related costs	(69)	2,777
Restructuring and integration costs	998	—
Total operating expenses	113,798	65,354

Income from operations	90,623	22,125

Other (expense) income
Interest income and other (expense) income	(4,172)	1,833
Interest expense and other financing costs	(11,408)	(4,624)
Loss on debt extinguishment	(1,054)	—
Total other expense, net	(16,634)	(2,791)

Income before income taxes	73,989	19,334

Income tax expense	(16,823)	(4,807)

Net income	$57,166	$14,527

Earnings per share of common stock
Basic	$0.84	$0.22
Diluted	$0.77	$0.20

Weighted average number of shares outstanding
Basic	67,790	67,521
Diluted	74,350	72,282

Dividends declared per share of common stock	$0.05	$—

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2020	2019
Net income	$57,166	$14,527

Other comprehensive (loss) income, net of tax
Net unrealized loss on cash flow hedges	(4,820)	—
Net unrealized (loss) income on foreign currency translation	(67)	12
Total other comprehensive (loss) income, net of tax	(4,887)	12

Comprehensive income	$52,279	$14,539

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In thousands)

						Accumulated
					Additional	Other	Retained
	Common Stock		Treasury Stock		Paid-In	Comprehensive	(Deficit)
	Class A	Class B	Class A	Class B	Capital	Loss	Earnings	Total
Balance, December 31, 2019	$181	$539	$(21,524)	$(31,386)	$624,766	$—	$(34,705)	$537,871
Issuance of common stock	—	—	—	—	26	—	—	26
Share conversion - Class B to A	4	(4)	—	—	—	—	—	—
Repurchase of shares	—	—	(4,394)	—	—	—	—	(4,394)
Shares withheld related to net settlement of equity awards	—	—	—	(8,787)	—	—	—	(8,787)
Vesting of restricted share grants	—	7	—	—	(7)	—	—	—
Exercise of options	—	3	—	—	1,690	—	—	1,693
Other comprehensive loss	—	—	—	—	—	(4,887)	—	(4,887)
Share-based compensation	—	—	—	—	5,993	—	—	5,993
Dividends paid	—	—	—	—	—	—	(3,601)	(3,601)
Net income	—	—	—	—	—	—	57,166	57,166
Balance, March 31, 2020	$185	$545	$(25,918)	$(40,173)	$632,468	$(4,887)	$18,860	$581,080

						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-In	Comprehensive	Retained
	Class A	Class B	Class A	Class B	Capital	(Loss) Income	Deficit	Total
Balance, December 31, 2018	$153	$553	$(8,045)	$(21,719)	$604,401	$(86)	$(119,709)	$455,548
Issuance of common stock	—	—	—	—	13	—	—	13
Share conversion - Class B to A	4	(4)	—	—	—	—	—	—
Repurchase of shares	—	—	(1,344)	—	—	—	—	(1,344)
Shares withheld related to net settlement of equity awards	—	—	—	(318)	—	—	—	(318)
Exercise of options	—	1	—	—	220	—	—	221
Cumulative effect of adoption of ASU 2016-01 and 2018-02	—	—	—	—	—	62	(62)	—
Other comprehensive income/(loss)	—	—	—	—	—	12	—	12
Share-based compensation	—	—	—	—	1,547	—	—	1,547
Dividends paid	—	—	—	—	—	—	(41)	(41)
Net income	—	—	—	—	—	—	14,527	14,527
Balance, March 31, 2019	$157	$550	$(9,389)	$(22,037)	$606,181	$(12)	$(105,285)	$470,165

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net income	$57,166	$14,527
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	7,182	1,360
Depreciation and amortization	4,050	5,222
Deferred financing costs and derivative and accretion expense	1,174	593
Stock-based and deferred compensation	2,772	3,924
Change in fair value of contingent consideration obligations	(5,500)	—
Unrealized depreciation (appreciation) on investments	4,971	(1,458)
Loss on equity method investment	—	4
Loss on debt extinguishment	1,054	—
Changes in operating assets and liabilities:
Receivables	16,439	(327)
Prepaid expenses	(1,857)	(1,181)
Other assets	(18)	—
Accounts payable and accrued expenses	(11,760)	5,685
Accrued compensation and benefits	(23,990)	(10,331)
Other liabilities	239	(80)
Net cash provided by operating activities	51,922	17,938

Cash flows from investing activities
Purchases of property and equipment	(708)	(484)
Purchases of trading securities	(2,617)	(1,533)
Sales of trading securities	1,091	570
Net cash used in investing activities	(2,234)	(1,447)

Cash flows from financing activities
Issuance of Class A common stock, net of underwriter discount	26	13
Issuance of Class B common stock from exercise of stock options	1,693	221
Repurchase of common stock	(6,020)	(1,643)
Payments of taxes related to net share settlement of equity awards	(4,431)	(196)
Repayment of long-term senior debt	(38,000)	—
Repayment of promissory note	—	(96)
Payment of dividends	(3,490)	(41)
Receipt of consideration for acquisition	649	—
Net cash used in financing activities	(49,573)	(1,742)

Effect of changes of foreign exchange rate on cash and cash equivalents	(106)	21

Net increase in cash and cash equivalents	9	14,770
Cash and cash equivalents, beginning of period	37,121	51,491
Cash and cash equivalents, end of period	$37,130	$66,261

Supplemental cash flow information
Cash paid for interest	$20,112	$3,801
Cash paid for income taxes	1,345	343

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

On and effective July 1, 2019, the Company completed the acquisition (the “USAA AMCO Acquisition”) of USAA Adviser and VCTA, formerly known as the USAA Transfer Agency Company d/b/a USAA Shareholder Account Services. The USAA AMCO Acquisition includes USAA’s mutual fund and ETF businesses and its 529 College Savings Plan (collectively, the “USAA Mutual Fund Business”). Refer to Note 4, Acquisitions, for further details on the acquisition.

VCM is a registered investment adviser managing assets through open-end mutual funds, separately managed accounts, unified management accounts, ETFs, collective trust funds, wrap separate account programs and Undertakings Collective Investment in Transferable Securities (“UCITs”). VCM also provides mutual fund administrative services for the Victory Portfolios, Victory Variable Insurance Funds, Victory Institutional Funds and the mutual fund series of the Victory Portfolios II (collectively, the “Victory Funds”), a family of open-end mutual funds, the VictoryShares (the Company’s ETF brand), as well as the USAA Mutual Fund Business, which includes the USAA Mutual Fund Trust, a family of open-end mutual funds (the “USAA Funds”). Additionally, VCM employs all of the Company’s United States investment professionals across its Franchises and Solutions, which are not separate legal entities. Effective on or about June 30, 2020, Victory Capital Advisers, Inc. is changing its name to Victory Capital Services, Inc. VCA is registered with the SEC as an introducing broker-dealer and serves as distributor and underwriter for the Victory Funds and USAA Funds. VCTA is registered with the SEC as a transfer agent for the USAA Funds.

NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by GAAP for complete annual financial statements. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the financial condition, results of operations, and cash flows for the interim periods presented. Operating results for the three month period ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the operations of the Company and its wholly-owned subsidiaries, after elimination of all intercompany balances and transactions. Our involvement with non-consolidated variable interest entities (“VIEs”) include sponsored investment funds and, in 2019, an equity method investment.

For further discussion regarding VIEs, refer to Note 2, Significant Accounting Policies, in our Annual Report on Form 10-K for the year ended December 31, 2019.

Use of Estimates and Assumptions

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements and the notes. Actual results may ultimately differ materially from those estimates.

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. The global spread of COVID-19 has created significant volatility, uncertainty, and economic disruption. COVID-19 did not have a material adverse effect on our reported results for our first quarter.

New Accounting Pronouncements

Accounting Standards Adopted in 2020

•

Derivatives and Hedging: Effective January 1, 2020, the Company early adopted Accounting Standards Update (“ASU”) 2017-12 (“ASU 2017-12”), Derivatives and Hedging (Topic 815) and ASU 2019-04, Codification Improvements to Topic 815, Derivatives and Hedging (“ASU 2019-04”). ASU 2017-12 improves and simplifies accounting rules for hedge accounting to better present the economic results of an entity’s risk management activities in its financial statements and improves the disclosures of hedging arrangements. Various provisions of ASU 2017-12 were subsequently clarified by the Financial Accounting Standards Board (“FASB”) in April 2019 through the issuance of ASU 2019-04. The Company did not have any existing hedging relationships at the time of adoption; therefore, the adoption of ASU 2017-12 and ASU 2019-04 had no impact on our consolidated financial statements.

On March 27, 2020, the Company entered into an interest rate swap transaction (the “Swap”) to manage interest rate risk associated with a portion of its floating-rate long term debt (notional amount of $450 million). The Swap was designated as a cash flow hedge and the initial prospective quantitative hedge effectiveness assessment was deemed highly effective. Under ASU 2017-12, the Company has the option to perform subsequent assessments of hedge effectiveness qualitatively. The Company has elected to assess the Swap’s hedge effectiveness qualitatively and will verify and document on a quarterly basis that facts and circumstances have not changed.

Recently Issued Accounting Standards

•

Subsequent Measurement of Goodwill: In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) (“ASU 2017-04”) which simplifies the test for goodwill impairment. ASU 2017-04 eliminates the requirement to calculate the implied fair value of goodwill (step two) to measure a goodwill impairment charge. Goodwill impairment will be based upon the results of step one of the impairment test, which is defined as the excess of the carrying amount of a reporting unit over its fair value, not to exceed the carrying amount of goodwill allocated to that reporting unit. The effective date for calendar-year public business entities was January 1, 2020. Due to the Company’s status as an emerging growth company (“EGC”), the new guidance will be effective for the Company’s fiscal year that begins on January 1, 2021 and requires a prospective approach to adoption. Early adoption is permitted for interim or annual goodwill impairment tests. The impact of this new guidance will depend upon the performance of our one reporting unit and the market conditions impacting the fair value.

•

Leases: In February 2016, the FASB issued ASU 2016‑02, Leases (Topic 842) (the “New Lease Standard”) which supersedes previous lease guidance, Accounting Standards Codification (“ASC”) Topic 840 (“ASC Topic 840”). The New Lease Standard requires lessees to recognize a right-of-use asset and a lease liability for all leases (with the exception of short-term leases) on their balance sheet at the commencement date and recognize expenses on their income statement similar to ASC Topic 840 guidance. In addition, the FASB issued ASU 2018-11, Leases Targeted Improvements, which provides a package of practical expedients for entities to apply upon adoption. The effective date for calendar-year public business entities was January 1, 2019. In November 2019, the FASB deferred the effective date of the New Lease Standard for private companies and other companies who had not yet been required to adopt the standard. Due to the Company’s EGC status, we will adopt the New Lease Standard on January 1, 2021.

We have assessed and evaluated our portfolio of active real estate leases and are currently surveying our business for other leases. As outlined in our Annual Report on Form 10-K for the year ended December 31, 2019, we have approximately $23 million in undiscounted, future minimum cash commitments under net operating leases. The New Lease Standard is expected to result in a gross up on our Consolidated Balance Sheets and to have no material impact to our Consolidated Statements of Operations, our liquidity or our debt covenant compliance under our current credit agreement.

•

Expected Credit Losses: In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 creates a new model for determining current expected credit losses (“CECL”) on trade and other receivables, net investments in leases, contract assets and long-term receivables. The CECL impairment model requires companies to consider the risk of loss even if it is remote and to include forecasts of future economic conditions as well as information about past events and current conditions. The effective date for calendar-year public business entities is January 1, 2020. As an EGC, the Company currently expects to adopt ASU 2016-13 on January 1, 2023. We are currently reviewing the effect of this new standard on our consolidated financial statements.

NOTE 3. Revenue RECOGNITION

In accordance with the new revenue recognition standard requirements, the following table disaggregates our revenue by type and product:

	Three Months Ended March 31,
(in thousands)	2020	2019
Investment management fees
Mutual funds (Victory/USAA Funds)	$119,514	$50,576
ETFs (VictoryShares)	3,162	2,016
Separate accounts and other vehicles	24,545	22,050
Performance-based fees
Separate accounts and other vehicles	(340)	(231)
Total investment management fees	$146,881	$74,411

Fund administration and distribution fees
Administration fees
Mutual funds (Victory/USAA Funds)	$29,610	$5,245
ETFs (VictoryShares)	385	270
Distribution fees
Mutual funds (Victory/USAA Funds)	6,796	7,553
Transfer agent fees
Mutual funds (USAA Funds)	20,749	—
Total fund administration and distribution fees	$57,540	$13,068

Total revenue	$204,421	$87,479

The following table presents balances of receivables:

(in thousands)	March 31, 2020	December 31, 2019
Customer receivables
Mutual funds (Victory/USAA Funds)	$54,464	$64,407
ETFs (VictoryShares)	1,155	1,391
Separate accounts and other vehicles	21,861	27,836
Receivables from contracts with customers	77,480	93,634
Non-customer receivables	130	1,459
Total receivables	$77,610	$95,093

Revenue

The Company’s revenue includes fees earned from providing;

•	investment management services,
•	fund administration services,
•	fund transfer agent services, and
•	fund distribution services.

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

The Company may waive certain fees for investment management services provided to the Victory Funds, USAA Funds and VictoryShares and may subsidize certain share classes of the Victory Funds, USAA Funds and VictoryShares to ensure that specified operating expenses attributable to such share classes do not exceed a specified percentage. These waivers and reimbursements reduce the transaction price allocated to investment management services and are recognized as a reduction to investment management fees revenue. The amounts due to the Victory Funds, USAA Funds and VictoryShares for waivers and expense reimbursements represent consideration payable to customers, which is recorded in accounts payable and accrued expenses in the unaudited Condensed Consolidated Balance Sheets, and no distinct services are received in exchange for these payments.

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

Based on the nature of the calculation, the revenue for these services is accounted for as variable consideration, the Company may recognize distribution fee revenue in the current period that pertains to performance obligations satisfied in prior periods, as it represents variable consideration and is recognized as uncertainties are resolved. The Company’s distribution fee revenue is recorded in fund administration and distribution fees in the unaudited Condensed Consolidated Statements of Operations.

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

Costs Incurred to Obtain or Fulfill Customer Contracts

The Company is required to capitalize certain costs directly related to the acquisition or fulfillment of a contract with a customer. Victory has not identified any sales-based compensation or similar costs that meet the definition of an incremental cost to acquire a contract and as such we have no intangible assets related to contract acquisitions.

Direct costs incurred to fulfill services under the Company’s distribution contracts include sales commissions paid to third party dealers for the sale of Class C Shares. The Company may pay upfront sales commissions to dealers and institutions that sell Class C shares of the participating Victory Funds at the time of such sale. Upfront sales commission payments with respect to Class C shares equal 1.00% of the purchase price of the Class C shares sold by the dealer or institution. When the Company makes an upfront payment to a dealer or institution for the sale of Class C shares, the Company capitalizes the cost of such payment, which is recorded in Prepaid expenses in the unaudited Condensed Consolidated Balance Sheets and amortizes the cost over a 12-month period, the estimated period of benefit.

Valuation of Assets Under Management

The fair value of assets under management of the Victory Funds, USAA Funds and VictoryShares is primarily determined using quoted market prices or independent third-party pricing services or broker price quotes. In limited circumstances, a quotation or price evaluation is not readily available from a pricing service. In these cases, pricing is determined by management based on a prescribed valuation process that has been approved by the directors/trustees of the sponsored products. The same prescribed valuation process is used to price securities in separate accounts and other vehicles for which a quotation or price evaluation is not readily available from a pricing service. For the periods presented, a de minimis amount of the AUM was priced in this manner.

NOTE 4. ACQUISITIONS

USAA AMCO Acquisition

On and effective July 1, 2019, the Company completed the USAA AMCO Acquisition, acquiring 100% of the outstanding common stock of the USAA Acquired Companies and the USAA Mutual Fund Business. The USAA AMCO Acquisition expands and diversifies the Company’s investment platform, particularly in the fixed income and solutions asset classes, and increases the Company’s size and scale. Additional products added to the Company’s investment platforms include target date and target risk strategies, managed volatility mutual funds, active fixed income ETFs, sub-advised and multi-manager equity funds. The acquisition also added to the Company’s lineup of asset allocation portfolios and smart beta equity ETFs and provided the Company the rights to offer products and services using the USAA brand and the opportunity to offer its products to USAA members through a direct member channel.

Purchase Price

During the first quarter of 2020, the Company received a post-closing purchase price adjustment of $0.7 million in cash from the sellers related to net working capital adjustments. We continue to evaluate the acquisition and purchase price accounting.

Total consideration paid through March 31, 2020 for the USAA AMCO Acquisition was $949.4 million, comprised of $851.3 million of cash paid at closing plus the acquisition date value of contingent payments due to sellers of $98.8 million less $0.7 million in net working capital adjustments settled in the first quarter of 2020.

A maximum of $150.0 million ($37.5 million per year) in contingent payments is payable to sellers based on the annual revenue of USAA Adviser attributable to all “non-managed money”-related AUM in each of the first four years following the closing. To receive any contingent payment in respect of “non-managed money”-related assets for a given year, annual revenue from “non-managed money”-related assets must be at least 80% of the revenue run-rate (as calculated under the Stock Purchase Agreement) of the USAA Adviser’s “non-managed money”-related assets under management as of the closing date, and to achieve the maximum contingent payment for a given year, such annual revenue must total at least 100% of that closing date revenue run-rate. Annual contingent payments in respect of “non-managed money”-related assets are subject to certain “catch-up” provisions set forth in the USAA Stock Purchase Agreement.

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

The excess purchase price over the estimated fair values of assets acquired and liabilities assumed of $120.6 million was recorded to goodwill in the unaudited Condensed Consolidated Balance Sheets, all of which is expected to be deductible for tax purposes. The goodwill arising from the acquisition primarily results from expected future earnings and cash flows, as well as the synergies created by the integration of the USAA Acquired Companies within our organization.

The following table summarizes the estimated amounts of identified acquired assets and liabilities assumed as of the acquisition date:

(in thousands)
Cash and cash equivalents	$17,473
Investment management fees receivable	25,353
Fund administration and distribution fees receivable	4,779
Other receivables and prepaid expenses	299
Property and equipment	1,165
Other intangible assets(1)	808,670
Goodwill	120,643
Accounts payable and accrued expenses	(5,575)
Accrued compensation and benefits	(5,907)
Payable to members and custodians	(17,473)
Contingent consideration payable to sellers	(98,800)
Total purchase price consideration	$850,627
(1)

Includes $750.2 million for indefinite-lived investment advisory contracts, $19.1 million for indefinite-lived transfer agent contracts, $0.8 million for indefinite-lived distribution contracts, $38.2 million for definite-lived trade name assets and $0.4 million for definite-lived lease-related assets, all of which are recorded in other intangible assets, net on the unaudited Condensed Consolidated Balance Sheets.

The following table summarizes the change in the goodwill balance from December 31, 2019 to March 31, 2020:

(in thousands)	As of March 31, 2020
Balance, beginning of period	$404,750
Goodwill recorded in acquisition	—
Balance, end of period	$404,750

Contingent Consideration

The fair value of contingent consideration payable to sellers at March 31, 2020 was estimated to be $113.2 million as compared to $118.7 million at December 31, 2019. The decrease in the liability of $5.5 million in the first quarter of 2020 was recorded in change in value of consideration payable for acquisition of business in the unaudited Condensed Consolidated Statements of Operations.

The fair value of the USAA AMCO Acquisition contingent consideration payable was estimated using the real options method. Revenue related to “non-managed money” assets was simulated in a risk-neutral framework to calculate expected probability-weighted earn out payments, which were then discounted from the expected payment dates at the relevant cost of debt. Significant assumptions and inputs include the “non-managed money” revenue projected annual growth rate, the market price of risk, which adjusts the projected revenue growth rate to a risk-neutral expected growth rate, revenue volatility and discount rate.

As of March 31, 2020, the projected annual growth rate for “non-managed money” revenue was approximately 5%. The market price of risk and revenue volatility of approximately 8% and 18%, respectively, were based on data for comparable companies. As the contingent consideration represents a subordinate, unsecured claim of the Company, we have assessed a discount rate of approximately 7.5%, which incorporates adjustments for credit risk and the subordination of the contingent consideration. Total estimated undiscounted earn out payments ranged from $130 million to $150 million, the maximum amount payable to sellers.

Actual and Pro Forma Results for USAA Acquired Companies

Revenue of the USAA Acquired Companies for the three months ended March 31, 2019, was as follows:

Unaudited
Three Months Ended
(in millions)	March 31, 2019
Revenue	$117.4

Net income attributable to the USAA Acquired Companies for the three months ended March 31, 2019 is impractical to determine as the Company does not prepare discrete financial information at that level.

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

Unaudited
Three Months Ended
(in thousands, except per share amount)	March 31, 2019
Revenue	$205.0
Net income	$13.2

Earnings per share of common stock
Basic	$0.20
Diluted	$0.18

Weighted average number of shares outstanding
Basic	67,599
Diluted	72,376

Acquisition-Related Costs

Costs related to acquisitions are summarized below and include legal and filing fees, advisory services, mutual fund proxy voting costs and other one-time expenses related to the transactions. These costs are included in acquisition-related costs in the unaudited Condensed Consolidated Statements of Operations.

	Acquisition-related costs
	Three Months Ended March 31,
(in thousands)	2020	2019
USAA AMCO Acquisition	$(124)	$2,586
Other	55	191
Total acquisition-related costs	$(69)	$2,777

Restructuring and Integration Costs

In connection with business combinations, asset purchases and changes in business strategy, the Company incurs costs integrating investment platforms, products and personnel into existing systems, processes and service provider arrangements and restructuring the business to capture operating expense synergies.

The following table presents the rollforward of restructuring and integration liabilities, which are recorded in accounts payable and accrued expenses in the unaudited Condensed Consolidated Balance Sheets, for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(in millions)	2020	2019
Liability balance, beginning of period	$3.0	$0.1
Integration costs-USAA AMCO	1.0	—
Total restructuring and integration costs	1.0	—
Settlement of liabilities	(1.5)	—
Liability balance, end of period	$2.5	$0.1

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

The table below shows liabilities measured at fair value on a recurring basis.

	As of March 31, 2020
(in thousands)	Total	Level 1	Level 2	Level 3
Financial Liabilities
Interest Rate Swap Liability	$(6,300)	$-	$(6,300)	$-
Contingent Consideration Arrangements	(113,200)	-	-	(113,200)
Total Financial Liabilities	$(119,500)	$-	$(6,300)	$(113,200)

	As of December 31, 2019
(in thousands)	Total	Level 1	Level 2	Level 3
Financial Liabilities
Contingent Consideration Arrangements	$(118,700)	$-	$-	$(118,700)
Total Financial Liabilities	$(118,700)	$-	$-	$(118,700)

The Swap liability represents amounts owed as of March 31, 2020 under a floating-to-fixed interest rate swap transaction entered into by the Company on March 27, 2020. The Swap effectively fixes the interest rate at 3.465% on $450 million of the outstanding Term Loan balance through the Term Loan’s maturity in July 2026. The fair value of the Swap was included in other liabilities on the unaudited Condensed Balance Sheets at March 31, 2020. Pricing was determined based on a third party, model-derived valuation in which all significant inputs are observable in active markets (Level 2). Refer to Note 14, Derivatives, for further detail on the Swap.

The contingent consideration arrangement liabilities represent the USAA AMCO Acquisition estimated earn-out payment liability, which is included in consideration payable for acquisition of business in the unaudited Condensed Consolidated Balance Sheets. Refer to Note 4, Acquisitions, for further details related to the contingent consideration arrangement.

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

Changes in the fair value of the liability, realized or unrealized, are recorded in earnings and are included in change in value of consideration payable for acquisition of business in the unaudited Condensed Consolidated Statements of Operations.

The following table presents the balance of the contingent consideration arrangement liabilities at December 31, 2019 and March 31, 2020, respectively.

(in thousands)	Contingent Consideration Liabilities
Balance, December 31, 2019	$(118,700)
USAA AMCO change in fair value measurement	5,500
Balance, March 31, 2020	$(113,200)

There were no transfers between any of the Level 1, 2 and 3 categories in the fair value measurement hierarchy from December 31, 2019 to March 31, 2020. The Company recognizes transfers at the end of the reporting period.

The net carrying value of accounts receivable and accounts payable approximates fair value due to the short‑term nature of these assets and liabilities. The fair value of our long-term debt at March 31, 2020 is considered to be its carrying value as the interest rate on the bank debt is variable and approximates current market rates. As a result, Level 2 inputs are utilized to determine the fair value of our long‑term debt.

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

The table below presents balances and transactions involving related parties included in the unaudited Condensed Consolidated Balance Sheets and unaudited Condensed Consolidated Statements of Operations.

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
•

Realized and unrealized gains and losses and dividend income on investments in the Victory Funds classified as available-for-sale securities and investments in the Victory Funds and USAA Funds classified as trading securities and dividend income on investments in the USAA Treasury Money Market Fund are recorded in interest income and other income (expense) in the unaudited Condensed Consolidated Statements of Operations.

•

Amounts due to the Victory Funds, USAA Funds and VictoryShares for waivers of investment management fees and reimbursements of fund operating expenses are included in accounts payable and accrued expenses in the unaudited Condensed Consolidated Balance Sheets and represent consideration payable to customers.

(in thousands)	March 31, 2020	December 31, 2019
Related party assets
Cash and cash equivalents	$10,085	$10,060
Receivables (investment management fees)	39,722	47,872
Receivables (fund administration and distribution fees)	17,315	19,313
Investments (available-for-sale securities, fair value)	582	771
Investments (trading securities, fair value)	14,679	17,914
Total	$82,383	$95,930

Related party liabilities
Accounts payable and accrued expenses (fund reimbursements)	$4,587	$4,316

	Three Months Ended March 31,
(in thousands)	2020	2019
Related party revenue
Investment management fees	$124,312	$53,793
Fund administration and distribution fees	57,540	13,067
Total	$181,852	$66,860

Related party other (expense) income
Interest income and other (expense) income	$(4,798)	$1,361

NOTE 7. Investments

As of March 31, 2020 and December 31, 2019, the Company held both available-for-sale securities and trading securities. Available-for-sale investments consist entirely of seed capital investments in certain Victory Funds. Trading securities are held under a deferred compensation plan and include Victory Funds, USAA Funds and third party mutual funds.

Available‑For‑Sale Securities

A summary of the cost and fair value of investments classified as available-for-sale were as follows:

		Gross Unrealized		Fair
(in thousands)	Cost	Gains	(Losses)	Value
As of March 31, 2020	$696	$4	$(118)	$582
As of December 31, 2019	696	85	(10)	771

Unrealized and realized gains and losses on available‑for‑sale investments are recognized in the unaudited Condensed Consolidated Statements of Operations as interest income and other income (expense). There were no sales of available-for-sale investments in the three months ended March 31, 2020 and 2019.

Trading Securities

A summary of the cost and fair value of investments classified as trading securities were as follows:

		Gross Unrealized		Fair
(in thousands)	Cost	Gains	(Losses)	Value
As of March 31, 2020	$20,170	$38	$(5,159)	$15,049
As of December 31, 2019	18,670	733	(1,098)	18,305

Unrealized and realized gains and losses on trading securities are recorded in interest income and other income (expense) in the unaudited Condensed Consolidated Statements of Operations. Proceeds from sales and realized gains and losses from trading securities in the periods ended March 31, 2020 and 2019 were as follows:

	Sale	Realized
(in thousands)	Proceeds	Gains	(Losses)
For the three months ended March 31, 2020	$1,091	$20	$(46)
For the three months ended March 31, 2019	570	2	(20)

NOTE 8.  Income Taxes

The effective tax rate for the three months ended March 31, 2020 and 2019 differs from the United States federal statutory rate primarily as a result of state and local income taxes, excess tax benefits on share-based compensation, certain non-deductible expenses and for 2020, expense related to increasing the liability for unrecorded state tax benefits.

For the three months ended March 31, 2020 and 2019, the provision for income taxes was $16.8 million and $4.8 million, or 22.7% and 24.9%, of pre-tax income respectively.  The effective tax rate for the three months ended March 31, 2020 was lower than the effective tax rate for the same period in 2019 due mainly to higher excess tax benefits on share-based compensation.

No valuation allowance was recorded for deferred tax assets in the period ended March 31, 2020 and 2019.

During the three months ended March 31, 2020, the Company recorded a liability for $0.3 million ($0.2 million net of federal benefit) for unrecognized tax benefits. The gross unrecognized tax benefits and interest and penalties of $2.2 million and $2.9 million at March 31, 2020 and December 31, 2019, respectively, are included in other liabilities in the unaudited Condensed Consolidated Balance Sheets. The Company expects that the amount of unrecognized tax benefits will change in the next 12 months; however, this change is not expected to have a material impact on the consolidated financial statements.

The following table presents the changes in gross unrecognized tax benefits, excluding interest and penalties, for the three months ending March 31, 2020 and 2019.

(in thousands)	2020	2019
Beginning balance	$2,582	$—
Additions based on tax positions related to current period	280	—
Reductions related to settlement of tax matters	(908)	—
Ending balance	$1,954	$—

NOTE 9.  Debt

2020 Debt Repricing

Concurrent with the USAA AMCO Acquisition on July 1, 2019, the Company (i) entered into the 2019 Credit Agreement, (ii) repaid all indebtedness outstanding under the previous credit agreement (dated February 2018), and (iii) terminated the previous credit agreement.

On January 17, 2020, we entered into the First Amendment (the “First Amendment”) to the 2019 Credit Agreement with the other loan parties thereto, Barclays Bank PLC, as administrative agent, and the Royal Bank of Canada as fronting bank. Pursuant to the First Amendment, the Company repriced the existing term loans (the “Existing Term Loans”) with replacement term loans in an aggregate principal amount of $952.0 million (the “Repriced Term Loans”). The Repriced Term Loans provide for substantially the same terms as the Existing Term Loans, including the same maturity date of July 2026, except that the Repriced Term Loans provide for a reduced applicable margin on LIBOR of 75 basis points. The applicable margin on LIBOR under the Repriced Term Loans is 2.50%, compared to 3.25% under the Existing Term Loans.

The following table summarizes the components of long-term debt under the 2019 Credit Agreement in the unaudited Condensed Consolidated Balance Sheets at March 31, 2020 and December 31, 2019:

(in thousands)	March 31, 2020	December 31, 2019
Term loan principal outstanding	$914,000	$952,000
Unamortized debt issuance costs	(15,907)	(17,230)
Unamortized debt discount	(9,446)	(10,231)
Long-term debt, net	$888,647	$924,539

The 2019 Credit Agreement contains customary affirmative and negative covenants, including covenants that affect, among other things, the ability of the first lien leverage ratio, measured as of the last day of each fiscal quarter on which outstanding borrowings under the revolving credit facility exceed 35.0% of the commitments thereunder (excluding certain letters of credit), of no greater than 3.80 to 1.00. As of March 31, 2020, there were no outstanding borrowings under the revolving credit facility and we were in compliance with our financial performance covenant.

A total of $38.0 million of the outstanding term loans under the 2019 Credit Agreement was repaid in the first quarter of 2020. Refer to Note 15, Subsequent Events, for information related to term loan activity subsequent to March 31, 2020.

2020 Swap Transaction

On March 27, 2020, the Company executed the Swap, a floating-to-fixed interest rate swap transaction, to effectively fix the interest rate at 3.465% on $450 million of its outstanding term loan through the term loan maturity date of July 2026. Refer to Note 14, Derivatives, for further information on the Swap.

Interest Expense

As of March 31, 2020, the term loans under the 2019 Credit Agreement had an interest period of one month and an interest rate of 4.02%. Including the impact of amortization of debt issuance costs and original issue discount described herein, the effective yield for term loans under the 2019 Credit Agreement as of March 31, 2020 was 4.45%. The following table summarizes the components of interest expense and other financing costs in the unaudited Condensed Consolidated Statements of Operations for the periods ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
(in thousands)	2020	2019
Interest expense	$10,056	$3,880
Amortization of debt issuance costs	781	364
Amortization of debt discount	392	146
Other	179	234
Total	$11,408	$4,624

NOTE 10. Equity

Shares Rollforward

The following tables present the changes in the number of shares of common stock issued and repurchased (in thousands):

	Shares of Common Stock Issued		Shares of Treasury Stock
	Class A	Class B	Class A	Class B
Balance, December 31, 2019	18,100	53,937	(1,685)	(2,656)
Issuance of shares	2	—	—	—
Share conversion - Class B to A	406	(406)	—	—
Repurchase of shares	—	—	(240)	—
Vesting of restricted share grants	—	719	—	—
Exercise of options	—	288	—	—
Shares withheld related to net settlement of equity awards	—	—	—	(445)
Balance, March 31, 2020	18,508	54,538	(1,925)	(3,101)

	Shares of Common Stock Issued		Shares of Treasury Stock
	Class A	Class B	Class A	Class B
Balance, December 31, 2018	15,281	55,284	(856)	(2,147)
Issuance of shares	—	—	—	—
Share conversion - Class B to A	382	(382)	—	—
Repurchase of shares	—	—	(123)	—
Vesting of restricted share grants	—	40	—	—
Exercise of options	—	72	—	—
Shares withheld related to net settlement of equity awards	—	—	—	(29)
Balance, March 31, 2019	15,663	55,014	(979)	(2,176)

Share Repurchase Program

The share repurchase program authorized in 2018 for $15.0 million of the Company’s Class A common stock was completed in September 2019. In August 2019, the Company’s Board of Directors authorized the Company to repurchase up to an additional $15.0 million of the Company’s Class A common stock in the open market or in privately negotiated transactions (“2019 Share Repurchase Program”). The amount and timing of the purchases under the 2019 Share Repurchase Program will depend on a number of factors including the price and availability of the Company’s shares, trading volume, capital availability, Company performance and general economic and market conditions. The 2019 Share Repurchase Program can be suspended or discontinued at any time.

As of March 31, 2020, a total of 1,925,185 shares of Class A common stock had been repurchased under the initial share repurchase program and the 2019 Share Repurchase Program at a total cost of $25.9 million for an average price of $13.46 per share. As of March 31, 2020, $4.1 million was available for future repurchases. The 2019 Share Repurchase Program expires on December 31, 2020.

Quarterly Dividends

Dividends paid during the three months ended March 31, 2020 included $3.4 million for the March 2020 quarterly dividend and $0.1 million in cash bonuses and distributions related to dividends previously declared upon vesting of restricted stock and stock option awards.

NOTE 11. Share‑Based Compensation

Current Period Activity

During the three months ended March 31, 2020, the Company issued restricted stock awards for 276,981 shares of common stock, of which awards for 3,238 shares were fully vested on the grant date and awards for 273,743 shares vest based on service over a three year period.

Stock option award and restricted stock award activity during the three months ended March 31, 2020 and 2019 was as follows:

	Shares Subject to Stock Option Awards
	Three Months Ended March 31,
	2020			2019
	Avg wtd	Avg wtd		Avg wtd	Avg wtd
	grant-date	exercise		grant-date	exercise
	fair value	price	Units	fair value	price	Units
Outstanding at beginning of period	$3.83	$6.27	7,880,167	$3.79	$6.12	9,070,052
Forfeited	6.32	13.80	1,708	6.52	14.27	(25,160)
Exercised	3.74	5.89	(287,565)	2.80	3.08	(71,652)
Outstanding at end of the period	$3.84	$6.28	7,594,310	$3.79	$6.12	8,973,240
Vested	$3.67	$5.75	6,659,406	$3.41	$4.95	6,752,579
Unvested	5.04	10.05	934,904	4.94	9.69	2,220,661

	Restricted Stock Awards
	Three Months Ended March 31,
	2020		2019
	Avg wtd grant-		Avg wtd grant-
	date fair value	Units	date fair value	Units
Unvested at beginning of period	$14.29	3,215,619	$13.17	2,997,856
Granted	16.62	276,981	14.97	518,385
Vested	14.14	(719,531)	13.15	(39,636)
Forfeited	16.07	(2,390)	14.02	(367,998)
Unvested at end of period	$14.62	2,770,679	$13.37	3,108,607

Dividend Payments

At March 31, 2020 and December 31, 2019, the amount of cash bonuses and distributions related to dividends previously declared on unvested and outstanding restricted share awards and stock options totaled $1.2 million and $1.3 million, respectively, which was not recorded as a liability as of the balance sheet date. A liability will be recorded for these cash bonuses and dividends when the restricted shares and options vest.

Share-Based Compensation Expense

The Company recorded $6.0 million and $1.5 million of share-based compensation expense in the three months ended March 31, 2020 and 2019, respectively, in personnel compensation and benefits in the unaudited Condensed Consolidated Statements of Operations.

NOTE 12. Earnings Per Share

The following table sets forth the reconciliation of basic earnings per share and diluted earnings per share from net income for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(in thousands except per share amounts)	2020	2019
Net income	$57,166	$14,527
Shares:
Basic: Weighted average number of shares outstanding	67,790	67,521
Plus: Incremental shares from assumed conversion of dilutive instruments	6,560	4,761
Diluted: Weighted average number of shares outstanding	74,350	72,282
Earnings per share
Basic:	$0.84	$0.22
Diluted:	$0.77	$0.20

Outstanding instruments excluded from the computation of weighted average shares for diluted earnings per share because the effect would be anti-dilutive totaled 31 thousand and 1.4 million for the three months ended March 31, 2020 and 2019, respectively. Holders of non-vested share-based compensation awards do not have rights to receive nonforfeitable dividends on the shares covered by the awards.

NOTE 13. Accumulated Other Comprehensive Loss

The following table presents changes in accumulated other comprehensive loss by component for the three months ended March 31, 2020 and 2019.

	Available-for-		Cumulative
	Sale	Cash Flow	Translation
(in thousands)	Securities	Hedges	Adjustment	Total
Balance, December 31, 2019	$—	$—	$—	$—
Other comprehensive loss before reclassification and tax	—	(6,318)	(88)	(6,406)
Tax impact	—	1,498	21	1,519
Net current period other comprehensive loss	—	(4,820)	(67)	(4,887)
Balance, March 31, 2020	$—	$(4,820)	$(67)	$(4,887)
Balance, December 31, 2018	$(59)	$—	$(27)	$(86)
Other comprehensive income before reclassification and tax	—	—	16	16
Tax impact	—	—	(4)	(4)
Net current period other comprehensive income	—	—	12	12
Cumulative effect of adoption of ASU 2016-01 and 2018-02	59	—	3	62
Balance, March 31, 2019	$—	$—	$(12)	$(12)

NOTE 14. DERIVATIVES

Interest Rate Swaps

On March 27, 2020, the Company entered into the Swap to manage interest rate risk associated with a portion of its floating-rate long-term debt. The Swap has a notional amount of $450 million. The Company will pay interest at a fixed rate of interest of 3.465% and receive interest that varies with the three-month LIBOR rate.

The designation of a derivative instrument as a hedge and its ability to meet the hedge accounting criteria determine how the Company reflects the change in fair value of the derivative instrument. A derivative qualifies for hedge accounting treatment if, at inception, it meets defined correlation and effectiveness criteria. These criteria require that the anticipated cash flows and/or changes in fair value of the hedging instrument substantially offset those of the position being hedged.

The Swap is designated as a cash flow hedge. Accordingly, the Swap is measured at fair value with mark-to-market gains or losses deferred and included in accumulated other comprehensive income (loss), net of tax, to the extent the hedge is determined to be effective. Gains or losses from the Swap will be reclassified to interest expense in the same period during which the hedged transaction affects earnings.

At March 31, 2020, the fair value of the interest rate swap was $6.3 million, which was included in other liabilities on the unaudited Condensed Consolidated Balance Sheets.

NOTE 15. SUBSEQUENT EVENTS

Subsequent to March 31, 2020, the Company established a trading account to purchase its outstanding term loans in the open market and has bought back $31 million of outstanding term loans for a total debt reduction of $217 million since July 1, 2019.

On May 11, 2020, our Board of Directors declared a quarterly cash dividend of $0.05 per share on Victory common stock. The dividend is payable on June 25, 2020, to stockholders of record on June 10, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to the “Company,” “Victory,” or in the first-person notations of “we,” “us,” and “our” shall mean Victory Capital Holdings, Inc., a Delaware corporation, and its wholly-owned subsidiaries.

The following discussion is intended to assist in the understanding of our financial position at March 31, 2020 and December 31, 2019, results of operations for the three months ended March 31, 2020 and 2019, and cash flows for the three months ended March 31, 2020 and 2019, and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended

December 31, 2019. This discussion and analysis contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2019.

On March 11, 2020, the World Health Organization declared the outbreak of the novel coronavirus (“COVID-19”) a pandemic. The global spread of COVID-19 has created significant volatility, uncertainty and economic disruption. We are closely monitoring the impact of the outbreak of COVID-19 on all aspects of our business. While COVID-19 did not have a material adverse effect on our reported results for our first quarter, the extent to which the COVID-19 pandemic impacts our business, operations and financial results going forward will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on economic activity and actions taken in response; and the effect on our ability to sell and provide our services.

Overview

We are a diversified global asset management firm operating a next generation business model combining boutique investment qualities with the benefits of a fully integrated, centralized operating and distribution platform. We have $123.8 billion in assets under management (“AUM”) as of March 31, 2020. Our differentiated model features a scalable operating platform that provides centralized distribution, marketing and operations infrastructure to our Franchises and Solutions. Our earnings are primarily driven by asset-based fees charged for services related to the investment strategies we deliver and consist of investment management, fund administration and distribution fees.

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

Operations

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

Professionals within our institutional, retail and direct member distribution channels and marketing organization sell our products through our centralized distribution model. Our institutional sales team focuses on cultivating relationships with institutional consultants, who account for the majority of the institutional market, as well as asset allocators seeking sub-advisers. Our retail sales team offers intermediary and retirement platform clients, including broker-dealers, retirement platforms and RIA networks, mutual funds and ETFs as well as SMAs through wrap fee programs and access to our investment models through UMAs. Our direct member channel serves the investment needs of individual clients including USAA members and the military community.

We have grown our AUM from $17.9 billion following the management-led buyout with Crestview GP in August 2013 to $123.8 billion at March 31, 2020. We attribute this growth to our success in sourcing acquisitions and evolving them into organic growers, generating strong investment returns, and developing institutional, retail, and direct member distribution channels with deep penetration.

USAA AMCO Acquisition

Effective July 1, 2019, the Company completed the USAA AMCO Acquisition, a transformative acquisition that increased AUM by $81.1 billion and significantly impacted our financial results for the three month period ended March 31, 2020. The acquisition not only increased AUM and revenue, but also introduced additional personnel expenses and new and additional operating expenses such as third party distribution costs, expenses related to a transfer services agreement with USAA, 529 College Savings Plan, and direct member channel expenses that the Company did not incur prior to the acquisition. In conjunction with the USAA AMCO Acquisition, the Company entered into the 2019 Credit Agreement, dated July 1, 2019, and obtained a seven-year term loan in an aggregate principal amount of $1.1 billion. All indebtedness outstanding under the previous credit agreement was repaid and terminated as of July 1, 2019.

The USAA AMCO Acquisition expands and diversifies our investment platform, particularly in the fixed income and solutions asset classes, and increases our size and scale. Additional products added to our investments platform include target date and target risk strategies, managed volatility mutual funds, active fixed income ETFs, sub-advised and multi-manager equity funds. We have also added to our lineup of asset allocation portfolios and smart beta equity ETFs. Through the acquisition, the Company has the rights to offer products and services using the USAA brand for a period of time and the opportunity to offer its products to USAA members through a direct member channel. In addition, we have entered into a referral agreement with USAA for members that are interested in investing in USAA Funds or the USAA 529 College Savings Plan.

Total consideration for the USAA AMCO Acquisition was $949.4 million, comprising of $851.3 million of cash paid at closing plus $98.8 million as the estimated fair value of contingent consideration as of the acquisition date less $0.7 million in net working capital adjustments settled in the first quarter of 2020. A maximum of $150.0 million ($37.5 million per year) in contingent payments is payable to sellers based on the annual revenue of USAA Adviser attributable to all “non-managed money”-related AUM in each of the first four years following the closing date.

The estimated fair value of contingent consideration arrangements as of March 31, 2020 was $113.2 million and consist of the USAA AMCO earn-out payment liability, which is included in consideration payable for acquisition of business in the unaudited Condensed Consolidated Balance Sheets. Refer to Note 4, Acquisitions, to the unaudited condensed consolidated financial statements for further details on the USAA AMCO Acquisition.

Business Highlights

Assets under management:

•

AUM at March 31, 2020 decreased by $28.1 billion, or 18.5%, to $123.8 billion from $151.8 billion at December 31, 2019, driven by negative market action and net outflows of $25.2 billion and $2.9 billion, respectively.

•

AUM at March 31, 2020 and 2019 was $123.8 billion and $58.1 billion, respectively. We generated $14.9 billion in gross flows and $2.9 billion in negative net flows for the three months ended March 31, 2020 compared to $3.0 billion in gross flows and $1.1 billion in negative net flows for the same period in 2019.

Investment performance:

•

39 of our Victory Capital mutual funds and ETFs had overall Morningstar ratings of four or five stars and 61% of our fund and ETF AUM were rated four or five stars overall by Morningstar. 44% of our strategies by AUM had investment returns in excess of their respective benchmarks over a one-year period, 55% over a three-year period, 69% over a five-year period and 79% over a ten-year period. On an equal-weighted basis, 31% of our strategies have outperformed their benchmarks over a one-year period, 41% over a three-year period, 48% over a five-year period and 67% over a ten-year period.

Industry achievements and recognition:

•

We ranked 7th in “Barron’s Best Fund Families of 2019” for the five-year period and 10th for the 10-year period ended December 31, 2019. We ranked 17th overall on a one-year basis for 2019. This is the 3rd consecutive year that we have been ranked among the top 10 best fund families and the 6th consecutive year that we have been ranked among the top 25 best fund families by Barron’s.

Financial highlights:

•	Total revenue for the three months ended March 31, 2020 was $204.4 million compared to $87.5 million for the same period in 2019.
•	Net income was $57.2 million for the three months ended March 31, 2020 compared to $14.5 million for the same period in 2019.
•

Adjusted EBITDA was $91.5 million for the three months ended March 31, 2020, or 44.8% of revenue, compared to $33.6 million, or 38.4% of revenue, for the same period in 2019. Refer to “Supplemental Non-GAAP Financial Information” for further information about the Adjusted EBITDA calculation and reconciliation of generally accepted accounting principles (“GAAP”) net income to Adjusted EBITDA.

•

Adjusted Net Income was $61.7 million for the three months ended March 31, 2020 compared to $21.9 million for the three months ended March 31, 2019. Refer to “Supplemental Non-GAAP Financial Information” for further information about the Adjusted Net Income calculation and reconciliation of GAAP net income to Adjusted Net Income.

Key Performance Indicators

The following table is a summary of key performance indicators utilized by management to assess results of operations:

	Three Months Ended March 31,
($ in millions, except for basis points and percentages)	2020	2019
AUM at period end	$123,779	$58,119
Average AUM	144,112	57,043
Gross flows	14,925	3,038
Net flows	(2,900)	(1,105)
Total revenue	204.4	87.5
Revenue on average AUM	57 bps	62 bps
Net income	57.2	14.5
Adjusted EBITDA(1)	91.5	33.6
Adjusted EBITDA Margin(2)	44.8%	38.4%
Adjusted Net Income(1)	61.7	21.9
Tax benefit of goodwill and acquired intangibles(3)	6.7	3.4

(1)

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

(2)	Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of total revenue.
(3)

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

The following table presents our AUM by asset class as of the dates indicated:

	As of
	March 31,
(in millions)	2020	2019
Fixed Income	$35,402	$6,973
Solutions	25,526	3,996
U.S. Mid Cap Equity	18,622	22,169
U.S. Small Cap Equity	11,885	14,714
U.S. Large Cap Equity	10,703	4,117
Global / Non-U.S. Equity	9,372	5,234
Other	140	918
Total Long-Term Assets	$111,650	$58,119
Money Market & Short-Term Assets	12,129	—
Total	$123,779	$58,119

The following tables summarize our asset flows by asset class for the periods indicated:

	U.S. Mid	U.S. Small		U.S. Large	Global /				Money
	Cap	Cap	Fixed	Cap	Non-U.S.			Total	Market /
(in millions)	Equity	Equity	Income	Equity	Equity	Solutions	Other	Long-term	Short-term	Total
For the Three Months Ended March 31, 2020
Beginning AUM	$26,347	$17,346	$37,973	$14,091	$12,603	$31,649	$236	$140,245	$11,587	$151,832
Gross client cash inflows	1,474	1,233	1,951	238	671	1,695	11	7,273	7,652	14,925
Gross client cash outflows	(2,265)	(1,310)	(2,890)	(807)	(684)	(2,394)	(24)	(10,374)	(7,451)	(17,825)
Net client cash flows	(791)	(77)	(939)	(569)	(13)	(699)	(12)	(3,101)	201	(2,900)
Market appreciation / (depreciation)	(6,907)	(5,325)	(1,361)	(2,828)	(3,245)	(5,436)	(86)	(25,187)	34	(25,153)
Net transfers	(28)	(59)	(272)	9	27	12	3	(307)	307	—
Ending AUM	$18,622	$11,885	$35,402	$10,703	$9,372	$25,526	$140	$111,650	$12,129	$123,779
For the Three Months Ended March 31, 2019
Beginning AUM	$20,019	$12,948	$6,836	$3,759	$4,610	$3,767	$824	$52,763	$—	$52,763
Gross client cash inflows	993	992	303	26	365	279	81	3,038	—	3,038
Gross client cash outflows	(1,786)	(1,059)	(383)	(183)	(277)	(349)	(107)	(4,143)	—	(4,143)
Net client cash flows	(793)	(67)	(79)	(158)	88	(70)	(26)	(1,105)	—	(1,105)
Market appreciation / (depreciation)	2,942	1,834	216	516	535	297	120	6,460	—	6,460
Net transfers	2	(1)	—	(1)	—	1	(1)	—	—	—
Ending AUM	$22,169	$14,714	$6,973	$4,117	$5,234	$3,996	$918	$58,119	$—	$58,119

The following table presents our AUM by distribution channel as of the dates indicated:

	As of March 31,
	2020		2019
(in millions)	Amount	% of total	Amount	% of total
Member	$64,188	52%	$—	0%
Institutional	30,235	24%	32,714	56%
Retail	29,356	24%	25,405	44%
Total AUM(1)	$123,779	100%	$58,119	100%

(1)The allocation of AUM by distribution channel involves the use of estimates and the exercise of judgment.

The following tables summarize our asset flows by vehicle for the periods indicated:

			Separate
			Accounts and
			Other
(in millions)	Mutual Funds(1)	ETFs(2)	Vehicles(3)	Total
Three Months Ended March 31, 2020
Beginning AUM	$118,605	$4,213	$29,014	$151,832
Gross client cash inflows	13,745	255	925	14,925
Gross client cash outflows	(15,631)	(461)	(1,733)	(17,825)
Net client cash flows	(1,886)	(205)	(809)	(2,900)
Market appreciation (depreciation)	(18,413)	(830)	(5,910)	(25,153)
Net transfers	—	—	—	—
Ending AUM	$98,305	$3,177	$22,296	$123,779
Three Months Ended March 31, 2019
Beginning AUM	$30,492	$2,956	$19,315	$52,763
Gross client cash inflows	2,379	242	417	3,038
Gross client cash outflows	(2,887)	(299)	(957)	(4,143)
Net client cash flows	(508)	(58)	(540)	(1,105)
Market appreciation (depreciation)	3,801	224	2,435	6,460
Net transfers	—	—	—	—
Ending AUM	$33,786	$3,123	$21,210	$58,119

(1)	Includes institutional and retail share classes, money market and Variable Insurance Products or VIP funds.
(2)	Excludes assets managed for other proprietary product (i.e. funds of funds) in order to adjust for double counting.
(3)	Includes collective trust funds, wrap program separate accounts and unified managed accounts or UMAs.

March 31, 2020 AUM compared to December 31, 2019 AUM. At March 31, 2020, our total AUM was $123.8 billion, a decrease of $28.1 billion, or 18.5%, from $151.8 billion at December 31, 2019, primarily driven by negative market action and net outflows of $25.2 billion and $2.9 billion, respectively. The negative market action was driven by pullback in the market as a result of the economic uncertainty due to the COVID-19 pandemic.

Net outflows were driven by our fixed income strategies, U.S. mid cap equity strategies and Solutions platform of $0.9 billion, $0.8 billion and $0.7 billion, respectively. Money market and short-term assets accounted for $12.1 billion, or 9.8%, of the total AUM of $123.8 billion at March 31, 2020.

GAAP Results of Operations

The following table presents our GAAP results of operations for the three months ended March 31, 2020 and 2019. The financial results for the three months ended March 31, 2020 reflect the USAA AMCO Acquisition that closed on July 1, 2019. The acquisition significantly impacted our financial results for the three months ended March 31, 2020 when compared to the three months ended March 31, 2019.

	Three Months Ended March 31,
(in thousands, except per share data)	2020	2019
Revenue
Investment management fees	$146,881	$74,411
Fund administration and distribution fees	57,540	13,068
Total revenue	204,421	87,479

Expenses
Personnel compensation and benefits	47,571	34,501
Distribution and other asset-based expenses	54,860	15,767
General and administrative	11,888	7,087
Depreciation and amortization	4,050	5,222
Change in value of consideration payable for acquisition of business	(5,500)	—
Acquisition-related costs	(69)	2,777
Restructuring and integration costs	998	—
Total operating expenses	113,798	65,354

Income from operations	90,623	22,125

Other (expense) income
Interest income and other (expense) income	(4,172)	1,833
Interest expense and other financing costs	(11,408)	(4,624)
Loss on debt extinguishment	(1,054)	—
Total other expense, net	(16,634)	(2,791)

Income before income taxes	73,989	19,334

Income tax expense	(16,823)	(4,807)

Net income	$57,166	$14,527

Earnings per share of common stock
Basic	$0.84	$0.22
Diluted	$0.77	$0.20

Weighted average number of shares outstanding
Basic	67,790	67,521
Diluted	74,350	72,282

Dividends declared per share of common stock	$0.05	$—

Investment Management Fees

Three months ended March 31, 2020 compared to March 31, 2019. Investment management fees increased by $72.5 million, or 97.4%, to $146.9 million for the three months ended March 31, 2020 from $74.4 million for the same period in 2019 due to an increase in average AUM year over year, partially offset by a decrease in the realized fee rate due to a shift in asset mix. Average AUM was $144.1 billion for the three months ended March 31, 2020 compared to $57.0 billion for the same period in 2019, largely attributable to acquired assets in the USAA AMCO Acquisition.

Fund Administration and Distribution Fees

Three months ended March 31, 2020 compared to March 31, 2019.  Fund administration and distribution fees increased by $44.5 million, or 340.3%, to $57.5 million for the three months ended March 31, 2020 from $13.1 million for the same period in 2019 due to an increase in average AUM year over year and the addition of $20.7 million in transfer agent fees with the USAA Funds related to the USAA AMCO Acquisition, partially offset by a shift in the mix of assets to lower 12b-1 paying share classes.

Personnel Compensation and Benefits

The following table presents the components of GAAP personnel compensation and benefits expense for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(in thousands)	2020	2019
Salaries, payroll related taxes and employee benefits	$16,562	$14,904
Incentive compensation	20,504	14,662
Sales-based compensation(1)	3,919	3,388
Equity awards granted to employees and directors(2)	5,993	1,547
Acquisition and transaction-related compensation	593	—
Total personnel compensation and benefits expense	$47,571	$34,501

(1)	Represents sales-based commissions paid to our distribution teams. Sales-based compensation varies based on gross client cash flows and revenue earned on sales.
(2)

Equity awards typically vest over several years based on service and the achievement of specific business and financial targets. The value of the equity awards is recognized as compensation expense over the vesting period.

Three months ended March 31, 2020 compared to March 31, 2019.  Personnel compensation and benefits were $47.6 million for the three months ended March 31, 2020, an increase of $13.1 million, or 37.9%, from $34.5 million for the same period in 2019 primarily attributable to an increase in the headcount due to the USAA AMCO Acquisition. Incentive compensation and equity awards granted to employees and directors were $20.5 million and $6.0 million, respectively, for the three months ended March 31, 2020, compared to $14.7 million and $1.5 million, respectively, for the same period in 2019. Salaries, payroll related taxes and employee benefits were $16.6 million and $14.9 million, respectively, for the three months ended March 31, 2020 and 2019.

Distribution and Other Asset‑Based Expenses

The following table presents the components of distribution and other asset-based expenses for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(in thousands)	2020	2019
Broker-dealer distribution fees	$6,108	$6,979
Platform distribution fees	38,992	4,583
Sub-administration	4,082	1,682
Sub-advisory	3,237	847
Middle-office	2,441	1,676
Total distribution and other asset-based expenses	$54,860	$15,767

Three months ended March 31, 2020 compared to March 31, 2019.  Distribution and other asset-based expenses are primarily based on AUM. For the three months ended March 31, 2020, distribution and other asset-based expenses were $54.9 million, an increase of $39.1 million, or 247.9%, from $15.8 million for the same period in 2019, primarily due to the USAA AMCO Acquisition. The acquisition introduced new operating expenses that the Company did not incur prior to the acquisition, such as platform distribution costs paid to third parties and USAA, sub-transfer agent service costs and 529 College Savings Plan expenses.

General and Administrative

Three months ended March 31, 2020 compared to March 31, 2019. General and administrative expenses were $11.9 million for the three months ended March 31, 2020 compared to $7.1 million for the same period in 2019. The increase of $4.8 million, or 67.7%, was primarily due to the addition of transition service agreement costs related to the USAA AMCO Acquisition partially offset by $3.5 million in Ohio Commercial Activity Tax refunds received for tax years 2015-2019.

Depreciation and Amortization

Three months ended March 31, 2020 compared to March 31, 2019. Depreciation and amortization decreased by $1.2 million, or 22.4%, to $4.1 million for the three months ended March 31, 2020 from $5.2 million for the same period in 2019, due to a reduction in amortization expense related to definite-lived intangible assets in connection with the Munder Capital Management acquisition that became fully amortized in the fourth quarter of 2019.

Change in Value of Consideration Payable for Acquisition of Business

Three months ended March 31, 2020 compared to March 31, 2019.  The fair value of the contingent consideration associated with the USAA AMCO acquisition decreased by $5.5 million, resulting in a change in the estimated fair value of consideration payable of $5.5 million for the three months ended March 31, 2020. Refer to Note 4, Acquisitions, for further details on the fair value of contingent consideration payable.

Acquisition‑Related Costs

Three months ended March 31, 2020 compared to March 31, 2019.  Acquisition-related costs for the three months ended March 31, 2020 were ($0.1) million and $2.8 million for the three months ended March 31, 2019. The March 31, 2019 acquisition related costs were related to the USAA AMCO acquisition.

Restructuring and Integration Costs

Three months ended March 31, 2020 compared to March 31, 2019.  Restructuring and integration costs for the three months ended March 31, 2020 was $1.0 million compared to no such costs for the same period in 2019. The increase is primarily due integration and conversion costs related to the USAA AMCO Acquisition.

Interest Income and Other Income/(Expense)

Three months ended March 31, 2020 compared to March 31, 2019.  Interest income and other income/(expense) was expense of $4.2 million for the three months ended March 31, 2020 compared to income of $1.8 million for the same period in 2019. The expense for the three months ended March 31, 2020 was primarily due to a $4.8 million reduction in the net unrealized fair value of deferred compensation plan investments partially offset by interest income on cash and cash equivalents.

Interest Expense and Other Financing Costs

Three months ended March 31, 2020 compared to March 31, 2019.  Interest expense and other financing costs increased $6.8 million to $11.4 million for the three months ended March 31, 2020, compared to $4.6 million for the same period in 2019 due an increase in interest payments as a result of a higher debt principal balance over the comparable period as a result of the Company entering into the 2019 Credit Agreement, dated July 1, 2019, in conjunction with the USAA AMCO Acquisition.

Loss on Debt Extinguishment

Three months ended March 31, 2020 compared to March 31, 2019. Loss on debt extinguishment was $1.1 million and $0.0 million, respectively, for the three months ended March 31, 2020 and 2019. The Company wrote-off a pro-rata portion of the unamortized debt issuance costs and unamortized debt discount due to accelerating the paydown of debt principal under the 2019 Credit Agreement. The Company paid down $38.0 million of debt during the first quarter of 2020. Refer to Note 9, Debt, for further details on the 2019 Credit Agreement.

Income Tax Expense

Three months ended March 31, 2020 compared to March 31, 2019.  The effective tax rate for the three months ended March 31, 2020 and 2019 was 22.7% and 24.9%, respectively. The decrease in the effective tax rate was primarily due to higher excess tax benefits on share-based compensation.

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

The following table sets forth a reconciliation from GAAP financial measures to non-GAAP measures for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2020	2019
Reconciliation of non-GAAP financial measures:
Net income (GAAP)	$57,166	$14,527
Income tax expense	(16,823)	(4,807)
Income before income taxes	$73,989	$19,334
Interest expense(1)	10,528	3,853
Depreciation(2)	884	571
Other business taxes(3)	(3,296)	555
Amortization of acquisition-related intangible assets(4)	3,166	4,651
Stock-based compensation(5)	5,372	1,478
Acquisition, restructuring and exit costs(6)	(1,542)	2,777
Debt issuance costs(7)	2,389	364
Earnings/losses from equity method investments(8)	—	4
Adjusted EBITDA	$91,490	$33,587

	Three Months Ended March 31,
(in thousands)	2020	2019
Reconciliation of non-GAAP financial measures:
Net income (GAAP)	$57,166	$14,527
Adjustments to reflect the operating performance of the Company:
i. Other business taxes(3)	(3,296)	555
ii. Amortization of acquisition-related intangible assets(4)	3,166	4,651
iii. Stock-based compensation(5)	5,372	1,478
iv. Acquisition, restructuring and exit costs(6)	(1,542)	2,777
v. Debt issuance costs(7)	2,389	364
Tax effect of above adjustments(9)	(1,522)	(2,456)
Adjusted Net Income	$61,733	$21,896
Tax benefit of goodwill and acquired intangibles(10)	$6,728	$3,361

Adjustments made to GAAP Net Income to calculate Adjusted EBITDA and Adjusted Net Income, as applicable, are:

(1)	Adding back interest paid on debt and other financing costs, net of interest income.
(2)	Adding back depreciation on property and equipment.

(3)	Adding back other business taxes.
(4)	Adding back amortization expense on acquisition‑related intangible assets.
(5)

Adding back stock‑based compensation associated with equity awards issued from pools created in connection with the management‑led buyout and various acquisitions and as a result of equity grants related to the IPO.

(6)	Adding back direct incremental costs of acquisitions, including restructuring costs.

	Three Months Ended March 31,
(in thousands)	2020	2019
Acquisition-related costs	$(69)	$2,777
Restructuring and integration costs	998	—
Change in value of consideration payable for acquisition of business	(5,500)
General and administrative	2,436	—
Personnel compensation and benefits	593	—
Total acquisition, restructuring and exit costs	$(1,542)	$2,777

(7)	Adding back debt issuance costs.
(8)	We adjust for earnings/losses on equity method investments.

(9)	Subtracting an estimate of income tax expense applied to the sum of the adjustments above.
(10)

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

Liquidity and Capital Resources

Our primary uses of cash relate to repayment of our debt obligations, funding of acquisitions and working capital needs, repurchasing of shares and payment of dividends, which are all expected to be met through cash generated from our operations and available capital resources.

We cannot predict the duration or scope of the COVID-19 pandemic, its impact on our business, and the potential negative financial impact to our results, but the Company has actively positioned itself so that our cash flows from operations and financing sources will be sufficient to meet our needs. During the period of uncertainty related to the COVID-19 pandemic, we will continue to monitor our liquidity.

The following table shows our liquidity position as of March 31, 2020 and December 31, 2019.

	March 31,	December 31,
(in thousands)	2020	2019
Cash and cash equivalents	$37,130	$37,121
Accounts and other receivables	77,610	95,093
Undrawn commitment on revolving credit facility	100,000	100,000
Accounts and other payables	(112,655)	(144,045)

We manage our cash balances in order to fund our day-to-day operations. Our accounts receivable consists primarily of investment management fees that have been earned but not yet received from clients, income and other taxes receivable, and amounts receivable from the funds. We perform a review of our receivables on a monthly basis to assess collectability. We continue to actively monitor the impact of the COVID-19 pandemic on the collectability of certain receivables. We maintained a $100.0 million revolving credit facility at March 31, 2020 and December 31, 2019 (under the 2019 Credit Agreement) which had $100.0 million undrawn as of March 31, 2020 and December 31, 2019.

2019 Credit Agreement and 2020 Debt Repricing

In conjunction with the USAA AMCO Acquisition, the Company entered into the 2019 Credit Agreement, dated July 1, 2019, and obtained a seven-year term loan in an aggregate principal amount of $1.1 billion. All indebtedness outstanding under the previous credit agreement was repaid and terminated as of July 1, 2019. As of March 31, 2020, the Company has repaid $186.0 million of the outstanding term loans under the 2019 Credit Agreement. As of March 31, 2020, we were in compliance with our financial performance covenant. Refer to Note 4, Acquisitions, to the unaudited condensed consolidated financial statements for further details on the USAA AMCO Acquisition, as well as Note 9, Debt, for further information on the 2019 Credit Agreement.

On January 17, 2020, we entered into the First Amendment (the “First Amendment”) to the 2019 Credit Agreement with the other loan parties thereto, Barclays Bank PLC, as administrative agent, and the Royal Bank of Canada as fronting bank. Pursuant to the First Amendment, the Company repriced the existing term loans (the “Existing Term Loans”) with replacement term loans in an aggregate principal amount of $952.0 (the “Repriced Term Loans”). The Repriced Term Loans provide for substantially the same terms as the Existing Term Loans, including the same maturity date of July 2026, except that the Repriced Term Loans provide for a reduced applicable margin on LIBOR of 75 basis points. The applicable margin on LIBOR under the Repriced Term Loans is 2.50%, compared to 3.25% under the Existing Term Loans. Refer to Note 9, Debt, for further information on the repricing.

Subsequent to March 31, 2020, the Company established a trading account to opportunistically take advantage of potential short term trading arbitrage with respect to our term loan. An alternative to principal prepayments, this allows us to buy back our outstanding term loan in the open market and retire the debt. As we look to pay down our debt, this alternative is preferable at this time to principal prepayments when our debt trades at a discount to par. Subsequent to March 31, 2020, we have bought back $31 million of our term loan, for a total debt reduction of $217 million since July 1, 2019.

2020 Swap Transaction

On March 27, 2020, the Company executed a floating-to-fixed interest rate swap transaction (“Swap”) to effectively fix the interest rate at 3.465% on $450 million of its outstanding Term Loan through the Term Loan maturity date of July 2026. Refer to Note 14, Derivatives, for further information on the Swap.

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

Cash Flows

The following table is derived from our unaudited Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Net cash provided by operating activities	$51,922	$17,938
Net cash used in investing activities	(2,234)	(1,447)
Net cash used in financing activities	(49,573)	(1,742)

Operating Activities – Cash provided by operating activities during the three months ended March 31, 2020 was $51.9 million, compared to $17.9 million of cash provided by operating activities for the same period in 2019. The $34.0 million increase in cash provided by operating activities was primarily due to a $42.6 million and $6.1 million increase in net income and non-cash items, partially offset by a $14.7 million net decrease in working capital source of cash.

The net decrease in working capital source of cash was primarily due to accounts payable and accrued expenses and compensation which was a $35.6 million use of cash for the three months ended March 31, 2020 compared to a $4.6 million use of cash for the same period last year, due to new and additional operating expenses that the Company did not incur prior to the USAA AMCO acquisition, such as distribution costs paid to third parties and USAA, sub-transfer agent service costs, 529 College Savings Plan expenses, and direct member channel expenses.

Investing Activities – Cash used in investing activities during the three months ended March 31, 2020 was $2.2 million and consisted of net trading activity of $1.5 million and $0.7 million of property and equipment purchases. The nature of our trading activities is further described in Note 2, Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

For the three months ended March 31, 2019, cash used in investing activities was $1.4 million and consisted of $1.0 million of net trading activity and $0.5 million of property and equipment purchases.

Financing Activities – Cash used in financing activities during the three months ended March 31, 2020 was $49.6 million and was mostly attributable to repayment of long-term debt under the 2019 Credit Agreement, repurchases of common stock, and payment of dividends of $38.0 million, $6.0 million and $3.5 million, respectively.

Cash used in financing activities for the same period in 2019 was $1.7 million and consisted primarily of the repurchase of common stock of $1.6 million.

Contractual Obligations

On January 17, 2020, we entered into the First Amendment to the 2019 Credit Agreement with the other loan parties thereto, Barclays Bank PLC, as administrative agent, and the Royal Bank of Canada as fronting bank. Pursuant to the First Amendment, the Company repriced its Term Loan, lowering the interest rate spread by 75 basis points, from 3.25% over LIBOR, to 2.50% over LIBOR. On March 27, 2020, the Company executed a floating-to-fixed interest rate swap transaction to effectively fix the interest rate at 3.465% on $450 million of its outstanding Term Loan through the Term Loan maturity date of July 2026. As of March 31, 2020, the Company recorded a $6.3 million liability, which is included in other liabilities in the unaudited Condensed Consolidated Balance Sheets. Refer to Note 14, Derivatives, for further discussion regarding the swap transaction.

For the three month period ended March 31, 2020, the Company recorded a $5.5 million reduction in contingent consideration arrangement liabilities representing the USAA AMCO Acquisition earn-out payment liability, which is included in consideration payable for acquisition of business in the unaudited Condensed Consolidated Balance Sheets. A maximum of $150.0 million ($37.5 million per year) in contingent payments is payable to sellers based on the annual revenue of USAA Adviser attributable to all “non-managed money”-related AUM in each of the first four years following the closing.

There were no other significant changes to our contractual obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

The Company announced the initiation of quarterly cash dividends in August 2019. Holders of restricted stock awards that are unvested at the time the quarterly dividends are declared are entitled to be paid these dividends as and when the restricted stock vests.

As of March 31, 2020 and December 31, 2019, the amount of cash bonuses and distributions related to dividends previously declared on unvested and outstanding restricted share awards and stock options totaled $1.2 million and $1.3 million, respectively, which was not recorded as a liability as of the balance sheet date. A liability will be recorded for these cash bonuses and dividends when the restricted shares and options vest.

Critical Accounting Policies and Estimates

Our consolidated financial statements and the notes are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates. Actual results will vary from these estimates. A discussion of our critical accounting policies and estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K. A complete description of our significant accounting policies is included in our Annual Report on Form 10-K.

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

The value of our AUM was $123.8 billion at March 31, 2020. A 10% increase or decrease in the value of our AUM, if proportionately distributed over all of our strategies, products and client relationships, would cause an annualized increase or decrease in our revenues of approximately $70.6 million at our weighted-average fee rate of 57 basis points for the quarter ended March 31, 2020. Because of declining fee rates from larger relationships and differences in our fee rates across investment strategies, a change in the composition of our AUM, in particular, an increase in the proportion of our total AUM attributable to strategies, clients or relationships with lower effective fee rates, could have a material negative impact on our overall weighted-average fee rate. The same 10% increase or decrease in the value of our total AUM, if attributed entirely to a proportionate increase or decrease in the AUM of the Victory Funds and USAA Funds, to which we provide a range of services in addition to those provided to institutional separate accounts, would cause an annualized increase or decrease in our revenues of approximately $78.0 million at the Victory Funds’ and USAA Funds’ aggregate weighted-average fee rate of 63 basis points for the quarter ended March 31, 2020. If the same 10% increase or decrease in the value of our total AUM was attributable entirely to a proportionate increase or decrease in the assets of our institutional separate accounts, it would cause an annualized increase or decrease in our revenues of approximately $42.1 million at the weighted-average fee rate across all of our institutional separate accounts of 34 basis points for the quarter ended March 31, 2020.

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

We have not adopted a corporate-level risk management policy to manage this exchange rate risk. Assuming 8% of our AUM are invested in securities denominated in currencies other than the U.S. dollar and excluding the impact of any hedging arrangement, a 10% increase or decrease in the value of the U.S. dollar would decrease or increase the fair value of our AUM by approximately $990.0 million, which would cause an annualized increase or decrease in revenues of approximately $5.6 million at our weighted-average fee rate for the business of 57 basis points for the quarter ended March 31, 2020.

We operate in several foreign countries and incur operating expenses associated with these operations. In addition, we have revenue and revenue-sharing arrangements that are denominated in non-U.S. currencies. We do not believe foreign currency fluctuations materially affect our results of operations.

Interest Rate Risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. On March 27, 2020, the Company executed the Swap, a floating-to-fixed interest rate swap transaction, to effectively fix the interest rate at 3.465% on $450 million of its outstanding Term Loan through the Term Loan maturity date of July 2026. Refer to Note 14, Derivatives, for further information on the Swap. At March 31, 2020, we were exposed to interest rate risk as a result of the unhedged amounts outstanding under the 2019 Credit Agreement. Refer to Note 9, Debt, for a description of the amounts outstanding as of such date and the applicable interest rate.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow for timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) at March 31, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. The Company is not currently a party to any material legal proceedings.

Item 1A.  Risk Factors

For a discussion of our potential risks and uncertainties, see the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC and the information contained in this report. The declaration, payment and determination of the amount of our quarterly dividends may change at any time. In making decisions regarding our quarterly dividends, we consider general economic and business conditions, our strategic plans and prospects, our businesses and investment opportunities, our financial condition and operating results, working capital requirements and anticipated cash needs, contractual restrictions (including under the terms of our 2019 Credit Agreement as amended) and legal, tax, regulatory and such other factors as we may deem relevant. There have been no material changes, other than as described below, to the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2019.

Our results of operations could be materially adversely impacted by the COVID-19 pandemic.

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The global spread of COVID-19 has created significant volatility, uncertainty, and economic disruption.  In particular, global financial markets have seen increased volatility and significant changes in the value of investments. The extent to which the COVID-19 pandemic impacts our business, operations, and financial results will depend on numerous evolving factors that are outside of our control and that we may not be able to accurately predict, including: the duration and scope of the pandemic, actions taken in response to the pandemic, the impact of the pandemic on economic activity, the impact on our vendors, and the effect on our employees’ productivity. Any of these events could cause or contribute to the risks and uncertainties enumerated in the Annual Report and could materially adversely affect our business, financial condition, results of operations and/or stock price.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer purchases of equity securities.

The share repurchase program authorized in 2018 for $15.0 million of the Company’s Class A common stock was completed in September 2019. On August 28, 2019, our Board of Directors authorized the Company to repurchase up to an aggregate of $15.0 million of the Company’s Class A common stock through December 31, 2020. These repurchases may be made in privately negotiated transactions, through block trades, pursuant to open market purchases, or pursuant to any trading plan adopted in compliance with Rule 10b5-1. The manner, timing, share number and price, of the repurchases will be determined by the Company, subject to market conditions, applicable securities laws, alternative investment opportunities and other factors. The Board’s authorization does not obligate the Company to acquire any particular amount of Class A common stock, and may be modified, suspended or terminated at any time. The following table sets out information regarding purchases of equity securities by the Company for the three months ended March 31, 2020.

			Total Number of Shares	Approximate Dollar Value
	Total Number of	Average Price	of Class A Common	That May Yet Be Purchased
	Shares of Class A	Paid Per Share	Stock Purchased as Part of	Under Outstanding
	Common Stock	of Class A	Publicly Announced	Plans or Programs
Period	Purchased	Common Stock	Plans or Programs	(in millions)
Jan 1-31, 2020	63,980	$21.30	63,980	$7.1
Feb 1-29, 2020	51,675	21.80	51,675	6.0
March 1-31, 2020	124,375	15.32	124,375	4.1
Total	240,030	$18.31	240,030

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
101

The following information formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2020 and 2019, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019, (v) Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2020 and 2019; (vi) Notes to Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2020 and 2019.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of May, 2020.

VICTORY CAPITAL HOLDINGS, INC.

By:	/s/ MICHAEL D. POLICARPO
	Name:	Michael D. Policarpo
	Title:	President, Chief Financial Officer and Chief Administrative Officer