Form 10-Q
period 2020-06-30
Victory Capital Holdings, Inc.
filed 2020-08-07
CIK 1570827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share and Class B common stock, par value $0.01 per share, as of July 31, 2020 were 16,447,829 and 51,229,882 respectively.

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

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except shares data)

	June 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$55,184	$37,121
Receivables	74,805	95,093
Prepaid expenses	6,252	4,852
Investments	18,507	19,076
Property and equipment, net	16,009	13,240
Goodwill	404,750	404,750
Other intangible assets, net	1,168,885	1,175,471
Other assets	3,448	3,706
Total assets	$1,747,840	$1,753,309

Liabilities and stockholders' equity
Accounts payable and accrued expenses	$78,265	$89,203
Accrued compensation and benefits	33,944	54,842
Consideration payable for acquisition of business	118,500	118,700
Deferred tax liability, net	14,785	5,486
Other liabilities	30,273	22,668
Long-term debt, net	857,233	924,539
Total liabilities	1,133,000	1,215,438

Stockholders' equity
Class A common stock, $0.01 par value per share: 2020 - 400,000,000 shares authorized, 18,717,074 shares issued and 16,335,021 shares outstanding; 2019 - 400,000,000 shares authorized, 18,099,772 shares issued and 16,414,617 shares outstanding	187	181
Class B common stock, $0.01 par value per share: 2020 - 200,000,000 shares authorized, 54,504,294 shares issued and 51,360,645 shares outstanding; 2019 - 200,000,000 shares authorized, 53,937,394 shares issued and 51,281,512 shares outstanding	545	539
Additional paid-in capital	636,386	624,766
Class A treasury stock, at cost: 2020 - 2,382,053 shares; 2019 - 1,685,155 shares	(33,104)	(21,524)
Class B treasury stock, at cost: 2020 - 3,143,649 shares; 2019 - 2,655,882 shares	(40,912)	(31,386)
Accumulated other comprehensive loss	(8,403)	—
Retained earnings (deficit)	60,141	(34,705)
Total stockholders' equity	614,840	537,871
Total liabilities and stockholders' equity	$1,747,840	$1,753,309

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue
Investment management fees	$130,032	$78,042	$276,913	$152,453
Fund administration and distribution fees	51,854	13,318	109,394	26,386
Total revenue	181,886	91,360	386,307	178,839

Expenses
Personnel compensation and benefits	49,105	35,542	96,676	70,043
Distribution and other asset-based expenses	41,630	16,182	96,490	31,949
General and administrative	13,289	7,087	25,177	14,174
Depreciation and amortization	4,166	5,263	8,216	10,485
Change in value of consideration payable for acquisition of business	5,300	(14)	(200)	(14)
Acquisition-related costs	(23)	2,787	(92)	5,564
Restructuring and integration costs	2,605	1,788	3,603	1,788
Total operating expenses	116,072	68,635	229,870	133,989

Income from operations	65,814	22,725	156,437	44,850

Other (expense) income
Interest income and other (expense) income	2,966	656	(1,206)	2,489
Interest expense and other financing costs	(9,710)	(4,520)	(21,118)	(9,144)
Gain (loss) on debt extinguishment	137	—	(917)	—
Total other expense, net	(6,607)	(3,864)	(23,241)	(6,655)

Income before income taxes	59,207	18,861	133,196	38,195

Income tax expense	(14,487)	(4,478)	(31,310)	(9,285)

Net income	$44,720	$14,383	$101,886	$28,910

Earnings per share of common stock
Basic	$0.66	$0.21	$1.50	$0.43
Diluted	$0.61	$0.20	$1.38	$0.40

Weighted average number of shares outstanding
Basic	67,821	67,583	67,806	67,552
Diluted	73,204	73,521	73,818	72,962

Dividends declared per share of common stock	$0.05	$—	$0.10	$—

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$44,720	$14,383	$101,886	$28,910

Other comprehensive (loss) income, net of tax
Net unrealized loss on cash flow hedges	(3,529)	—	(8,349)	—
Net unrealized gain (loss) on foreign currency translation	13	(8)	(54)	4
Total other comprehensive (loss) income, net of tax	(3,516)	(8)	(8,403)	4

Comprehensive income	$41,204	$14,375	$93,483	$28,914

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In thousands)

						Accumulated
					Additional	Other	Retained
	Common Stock		Treasury Stock		Paid-In	Comprehensive	(Deficit)
	Class A	Class B	Class A	Class B	Capital	Loss	Earnings	Total
Balance, December 31, 2019	$181	$539	$(21,524)	$(31,386)	$624,766	$—	$(34,705)	$537,871
Issuance of common stock	—	—	—	—	26	—	—	26
Share conversion - Class B to A	4	(4)	—	—	—	—	—	—
Repurchase of shares	—	—	(4,394)	—	—	—	—	(4,394)
Shares withheld related to net settlement of equity awards	—	—	—	(8,787)	—	—	—	(8,787)
Vesting of restricted share grants	—	7	—	—	(7)	—	—	—
Exercise of options	—	3	—	—	1,690	—	—	1,693
Other comprehensive loss	—	—	—	—	—	(4,887)	—	(4,887)
Share-based compensation	—	—	—	—	5,993	—	—	5,993
Dividends paid	—	—	—	—	—	—	(3,601)	(3,601)
Net income	—	—	—	—	—	—	57,166	57,166
Balance, March 31, 2020	185	545	(25,918)	(40,173)	632,468	(4,887)	18,860	581,080
Issuance of common stock	—	—	—	—	32	—	—	32
Share conversion - Class B to A	2	(2)	—	—	—	—	—	—
Repurchase of shares	—	—	(7,186)	—	—	—	—	(7,186)
Shares withheld related to net settlement of equity awards	—	—	—	(739)	—	—	—	(739)
Vesting of restricted share grants	—	2	—	—	(2)	—	—	—
Exercise of options	—	—	—	—	1	—	—	1
Other comprehensive loss	—	—	—	—	—	(3,516)	—	(3,516)
Share-based compensation	—	—	—	—	3,887	—	—	3,887
Dividends paid	—	—	—	—	—	—	(3,439)	(3,439)
Net income	—	—	—	—	—	—	44,720	44,720
Balance, June 30, 2020	$187	$545	$(33,104)	$(40,912)	$636,386	$(8,403)	$60,141	$614,840

						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-In	Comprehensive	Retained
	Class A	Class B	Class A	Class B	Capital	(Loss) Income	Deficit	Total
Balance, December 31, 2018	$153	$553	$(8,045)	$(21,719)	$604,401	$(86)	$(119,709)	$455,548
Issuance of common stock	—	—	—	—	13	—	—	13
Share conversion - Class B to A	4	(4)	—	—	—	—	—	—
Repurchase of shares	—	—	(1,344)	—	—	—	—	(1,344)
Shares withheld related to net settlement of equity awards	—	—	—	(318)	—	—	—	(318)
Exercise of options	—	1	—	—	220	—	—	221
Cumulative effect of adoption of ASU 2016-01 and 2018-02	—	—	—	—	—	62	(62)	—
Other comprehensive income	—	—	—	—	—	12	—	12
Share-based compensation	—	—	—	—	1,547	—	—	1,547
Dividends paid	—	—	—	—	—	—	(41)	(41)
Net income	—	—	—	—	—	—	14,527	14,527
Balance, March 31, 2019	157	550	(9,389)	(22,037)	606,181	(12)	(105,285)	470,165
Issuance of common stock	—	—	—	—	16	—	—	16
Share conversion - Class B to A	8	(8)	—	—	—	—	—	—
Repurchase of shares	—	—	(1,948)	—	—	—	—	(1,948)
Shares withheld related to net settlement of equity awards	—	—	—	(123)	—	—	—	(123)
Exercise of options	—	2	—	—	733	—	—	735
Other comprehensive loss	—	—	—	—	—	(8)	—	(8)
Share-based compensation	—	—	—	—	3,755	—	—	3,755
Dividends paid	—	—	—	—	—	—	(24)	(24)
Net income	—	—	—	—	—	—	14,383	14,383
Balance, June 30, 2019	$165	$544	$(11,337)	$(22,160)	$610,685	$(20)	$(90,926)	$486,951

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net income	$101,886	$28,910
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	11,907	3,075
Depreciation and amortization	8,216	10,485
Deferred financing costs and derivative and accretion expense	2,306	1,216
Stock-based and deferred compensation	9,446	8,743
Change in fair value of contingent consideration obligations	(200)	(14)
Unrealized depreciation (appreciation) on investments	2,269	(1,886)
Loss on equity method investment	—	154
Loss on debt extinguishment	917	—
Changes in operating assets and liabilities:
Receivables	19,244	(66)
Prepaid expenses	(1,400)	(1,087)
Other assets	14	4
Accounts payable and accrued expenses	(12,615)	8,534
Accrued compensation and benefits	(20,881)	(8,671)
Other liabilities	(198)	(119)
Net cash provided by operating activities	120,911	49,278

Cash flows from investing activities
Purchases of property and equipment	(5,280)	(892)
Purchases of trading securities	(3,641)	(3,054)
Sales of trading securities	1,990	1,435
Purchases of available-for-sale securities	(274)	(104)
Sales of available-for-sale securities	274	104
Net cash used in investing activities	(6,931)	(2,511)

Cash flows from financing activities
Issuance of Class A common stock, net of underwriter discount	58	29
Issuance of Class B common stock from exercise of stock options	1,694	956
Repurchase of common stock	(13,057)	(3,526)
Payments of taxes related to net share settlement of equity awards	(7,880)	(236)
Repayment of long-term senior debt	(70,287)	—
Repayment of promissory note	—	(96)
Payment of dividends	(7,008)	(65)
Receipt of consideration for acquisition	649	—
Net cash used in financing activities	(95,831)	(2,938)

Effect of changes of foreign exchange rate on cash and cash equivalents	(86)	7

Net increase in cash and cash equivalents	18,063	43,836
Cash and cash equivalents, beginning of period	37,121	51,491
Cash and cash equivalents, end of period	$55,184	$95,327

Supplemental cash flow information
Cash paid for interest	$23,296	$7,499
Cash paid for income taxes	3,269	6,876

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. ORGANIZATION AND NATURE OF BUSINESS

Victory Capital Holdings, Inc., a Delaware corporation (along with its wholly-owned subsidiaries, collectively referred to as the “Company,” “Victory,” or in the first-person notations of “we,” “us,” and “our”) was formed on February 13, 2013 for the purpose of acquiring Victory Capital Management Inc. (“VCM”) and Victory Capital Advisers, Inc. (“VCA”), which occurred on August 1, 2013. Effective June 30, 2020, Victory Capital Advisers, Inc. changed its name to Victory Capital Services, Inc. (“VCS”). On February 12, 2018, the Company completed the initial public offering (the “IPO”) of its Class A common stock, which trades on the NASDAQ under the symbol “VCTR.”

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

VCM is a registered investment adviser managing assets through open-end mutual funds, separately managed accounts, unified management accounts, ETFs, collective trust funds, wrap separate account programs and Undertakings Collective Investment in Transferable Securities (“UCITs”). VCM also provides mutual fund administrative services for the Victory Portfolios, Victory Variable Insurance Funds, Victory Institutional Funds and the mutual fund series of the Victory Portfolios II (collectively, the “Victory Funds”), a family of open-end mutual funds, the VictoryShares (the Company’s ETF brand), as well as the USAA Mutual Fund Business, which includes the USAA Mutual Fund Trust, a family of open-end mutual funds (the “USAA Funds”). Additionally, VCM employs all of the Company’s United States investment professionals across its Franchises and Solutions, which are not separate legal entities. VCS is registered with the SEC as an introducing broker-dealer and serves as distributor and underwriter for the Victory Funds and USAA Funds. VCTA is registered with the SEC as a transfer agent for the USAA Funds.

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

In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the financial condition, results of operations, and cash flows for the interim periods presented. Operating results for the three and six month periods ending June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. The global spread of COVID-19 has created significant volatility, uncertainty, and economic disruption. COVID-19 did not have a material adverse effect on our reported results for the three and six months ended June 30, 2020.

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

•

Leases: In February 2016, the FASB issued ASU 2016‑02, Leases (Topic 842) (the “New Lease Standard”) which supersedes previous lease guidance, Accounting Standards Codification (“ASC”) Topic 840 (“ASC Topic 840”). The New Lease Standard requires lessees to recognize a right-of-use asset and a lease liability for all leases (with the exception of short-term leases) on their balance sheet at the commencement date and recognize expenses on their income statement similar to ASC Topic 840 guidance. In addition, the FASB issued ASU 2018-11, Leases Targeted Improvements, which provides a package of practical expedients for entities to apply upon adoption. The effective date for calendar-year public business entities was January 1, 2019. In June 2020, the FASB deferred the effective date of the New Lease Standard for private companies and other companies who had not yet been required to adopt the standard. Due to the Company’s EGC status, we will adopt the New Lease Standard on January 1, 2022.

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

NOTE 3. Revenue RECOGNITION

In accordance with the new revenue recognition standard requirements, the following table disaggregates our revenue by type and product:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Investment management fees
Mutual funds (Victory/USAA Funds)	$104,858	$52,351	$224,372	$102,927
ETFs (VictoryShares)	2,446	2,040	5,608	4,056
Separate accounts and other vehicles	23,057	23,817	47,602	45,867
Performance-based fees
Separate accounts and other vehicles	(329)	(166)	(669)	(397)
Total investment management fees	$130,032	$78,042	$276,913	$152,453

Fund administration and distribution fees
Administration fees
Mutual funds (Victory/USAA Funds)	$26,733	$5,391	$56,343	$10,636
ETFs (VictoryShares)	300	276	685	546
Distribution fees
Mutual funds (Victory/USAA Funds)	5,907	7,651	12,703	15,204
Transfer agent fees
Mutual funds (USAA Funds)	18,914	—	39,663	—
Total fund administration and distribution fees	$51,854	$13,318	$109,394	$26,386

Total revenue	$181,886	$91,360	$386,307	$178,839

The following table presents balances of receivables:

(in thousands)	June 30, 2020	December 31, 2019
Customer receivables
Mutual funds (Victory/USAA Funds)	$53,835	$64,407
ETFs (VictoryShares)	1,171	1,391
Separate accounts and other vehicles	19,704	27,836
Receivables from contracts with customers	74,710	93,634
Non-customer receivables	95	1,459
Total receivables	$74,805	$95,093

Revenue

The Company’s revenue includes fees earned from providing;

•	investment management services,
•	fund administration services,
•	fund transfer agent services, and
•	fund distribution services.

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

NOTE 4. ACQUISITIONS

USAA AMCO Acquisition

On and effective July 1, 2019, the Company completed the USAA AMCO Acquisition, acquiring 100% of the outstanding common stock of the USAA Acquired Companies and the USAA Mutual Fund Business. The USAA AMCO Acquisition expands and diversifies the Company’s investment platform, particularly in the fixed income and solutions asset classes, and increases the Company’s size and scale. Additional products added to the Company’s investment platforms include target date and target risk strategies, managed volatility mutual funds, active fixed income ETFs, sub-advised and multi-manager equity funds. The acquisition also added to the Company’s lineup of asset allocation portfolios and smart beta equity ETFs and provided the Company the rights to offer products and services using the USAA brand and the opportunity to offer its products to USAA members through a direct distribution channel.

Purchase Price

During the first quarter of 2020, the Company received a post-closing purchase price adjustment of $0.7 million in cash from the sellers related to net working capital adjustments. No further adjustments were recorded through the end of the measurement period on June 30, 2020.

Total consideration paid through June 30, 2020 for the USAA AMCO Acquisition was $949.4 million, comprised of $851.3 million of cash paid at closing plus the acquisition date value of contingent payments due to sellers of $98.8 million less $0.7 million in net working capital adjustments settled in the first quarter of 2020.

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
(1)

Includes $750.2 million for indefinite-lived investment advisory contracts, $19.1 million for indefinite-lived transfer agent contracts, $0.8 million for indefinite-lived distribution contracts, $38.2 million for definite-lived trade name assets and $0.4 million for definite-lived lease-related assets, all of which were recorded in other intangible assets, net on the unaudited Condensed Consolidated Balance Sheets.

The following table summarizes the change in the goodwill balance from December 31, 2019 to June 30, 2020:

(in thousands)	As of June 30, 2020
Balance, beginning of period	$404,750
Goodwill recorded in acquisition	—
Balance, end of period	$404,750

Contingent Consideration

The fair value of contingent consideration payable to sellers at June 30, 2020 was estimated to be $118.5 million as compared to $118.7 million at December 31, 2019. The decrease in the liability of $0.2 million in the six months ended June 30, 2020 was recorded in change in value of consideration payable for acquisition of business in the unaudited Condensed Consolidated Statements of Operations.

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

As of June 30, 2020, the projected annual growth rate for “non-managed money” revenue was approximately 4%. The market price of risk and revenue volatility of approximately 7% and 17%, respectively, were based on data for comparable companies. As the contingent consideration represents a subordinate, unsecured claim of the Company, we have assessed a discount rate of approximately 5.3%, which incorporates adjustments for credit risk and the subordination of the contingent consideration. Total estimated undiscounted earn out payments ranged from $130 million to $150 million, the maximum amount payable to sellers.

Actual and Pro Forma Results for USAA Acquired Companies

Revenue of the USAA Acquired Companies for the three and six months ended June 30, 2020, was as follows:

	Unaudited	Unaudited
	Three Months Ended	Six Months Ended
(in millions)	June 30, 2020	June 30, 2020
Revenue	$104.0	$221.3

Net income attributable to the USAA Acquired Companies for the three and six months ended June 30, 2020 is impractical to determine as the Company does not prepare discrete financial information at that level.

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

	Unaudited	Unaudited
	Three Months Ended	Six Months Ended
(in thousands, except per share amount)	June 30, 2019	June 30, 2019
Revenue	$212.9	$417.9
Net income	$16.9	$30.1

Earnings per share of common stock
Basic	$0.25	$0.45
Diluted	$0.23	$0.41

Weighted average number of shares outstanding
Basic	67,661	67,631
Diluted	73,666	73,086

Acquisition-Related Costs

Costs related to acquisitions are summarized below and include legal and filing fees, advisory services, mutual fund proxy voting costs and other one-time expenses related to the transactions. These costs are included in acquisition-related costs in the unaudited Condensed Consolidated Statements of Operations.

	Acquisition-related costs
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
USAA AMCO Acquisition	$12	$2,222	$(112)	$4,808
Other	(35)	565	20	756
Total acquisition-related costs	$(23)	$2,787	$(92)	$5,564

Restructuring and Integration Costs

In connection with business combinations, asset purchases and changes in business strategy, the Company incurs costs integrating investment platforms, products and personnel into existing systems, processes and service provider arrangements and restructuring the business to capture operating expense synergies.

The following table presents the rollforward of restructuring and integration liabilities, which are recorded in accounts payable and accrued expenses in the unaudited Condensed Consolidated Balance Sheets, for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Liability balance, beginning of period	$2.5	$0.1	$3.0	$0.1
Severance Expense - USAA AMCO	0.9	1.4	0.9	1.4
Integration costs - USAA AMCO	1.7	0.4	2.7	0.4
Total restructuring and integration costs	2.6	1.8	3.6	1.8
Settlement of liabilities	(2.3)	(0.4)	(3.8)	(0.4)
Liability balance, end of period	$2.8	$1.5	$2.8	$1.5

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

The table below shows liabilities measured at fair value on a recurring basis.

	As of June 30, 2020
(in thousands)	Total	Level 1	Level 2	Level 3
Financial Liabilities
Interest Rate Swap Liability	$(10,957)	$-	$(10,957)	$-
Contingent Consideration Arrangements	(118,500)	-	-	(118,500)
Total Financial Liabilities	$(129,457)	$-	$(10,957)	$(118,500)

	As of December 31, 2019
(in thousands)	Total	Level 1	Level 2	Level 3
Financial Liabilities
Contingent Consideration Arrangements	$(118,700)	$-	$-	$(118,700)
Total Financial Liabilities	$(118,700)	$-	$-	$(118,700)

The Swap liability represents amounts owed as of June 30, 2020 under a floating-to-fixed interest rate swap transaction entered into by the Company on March 27, 2020. The Swap effectively fixes the interest rate at 3.465% on $450 million of the outstanding Term Loan balance through the Term Loan’s maturity in July 2026. The fair value of the Swap is included in other liabilities on the unaudited Condensed Consolidated Balance Sheets at June 30, 2020. Pricing was determined based on a third party, model-derived valuation in which all significant inputs are observable in active markets (Level 2). Refer to Note 14, Derivatives, for further detail on the Swap.

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

The following table presents the balance of the contingent consideration arrangement liabilities at December 31, 2019 and June 30, 2020, respectively.

(in thousands)	Contingent Consideration Liabilities
Balance, December 31, 2019	$(118,700)
USAA AMCO change in fair value measurement	200
Balance, June 30, 2020	$(118,500)

There were no transfers between any of the Level 1, 2 and 3 categories in the fair value measurement hierarchy from December 31, 2019 to June 30, 2020. The Company recognizes transfers at the end of the reporting period.

The net carrying value of accounts receivable and accounts payable approximates fair value due to the short‑term nature of these assets and liabilities. The fair value of our long-term debt at June 30, 2020 is considered to be its carrying value as the interest rate on the bank debt is variable and approximates current market rates. As a result, Level 2 inputs are utilized to determine the fair value of our long‑term debt.

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

The Company receives investment management, administrative, distribution and compliance fees in accordance with contracts that VCM and VCS have with the Victory Funds and the USAA Funds and has invested a portion of its balance sheet cash in the USAA Treasury Money Market Fund and earns interest on the amount invested in this fund. We also receive investment management fees from the VictoryShares and Victory Collective Funds under VCM’s advisory contracts with these funds and administrative fees from the VictoryShares. In addition, we receive transfer agent fees in accordance with a contract that VCTA has with the USAA Funds.

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

(in thousands)	June 30, 2020	December 31, 2019
Related party assets
Cash and cash equivalents	$10,086	$10,060
Receivables (investment management fees)	40,443	47,872
Receivables (fund administration and distribution fees)	15,822	19,313
Investments (available-for-sale securities, fair value)	738	771
Investments (trading securities, fair value)	17,464	17,914
Total	$84,553	$95,930

Related party liabilities
Accounts payable and accrued expenses (fund reimbursements)	$4,648	$4,316

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Related party revenue
Investment management fees	$108,966	$55,716	$233,276	$109,508
Fund administration and distribution fees	51,854	13,318	109,394	26,386
Total	$160,820	$69,034	$342,670	$135,894

Related party other income (expense)
Interest income and other income (expense)	$2,702	$455	$(2,096)	$1,815

NOTE 7. Investments

As of June 30, 2020 and December 31, 2019, the Company held both available-for-sale securities and trading securities. Available-for-sale investments consist entirely of seed capital investments in certain Victory Funds and USAA Funds. Trading securities are held under a deferred compensation plan and include Victory Funds, USAA Funds and third party mutual funds.

Available‑For‑Sale Securities

A summary of the cost and fair value of investments classified as available-for-sale were as follows:

		Gross Unrealized		Fair
(in thousands)	Cost	Gains	(Losses)	Value
As of June 30, 2020	$701	$52	$(15)	$738
As of December 31, 2019	696	85	(10)	771

Unrealized and realized gains and losses on available‑for‑sale investments are recognized in the accompanying unaudited Condensed Consolidated Statements of Operations as “Interest income and other income (expense).” Proceeds from sales and realized gains and losses from available-for-sale securities in the periods ended June 30, 2020 and 2019 were as follows:

	Sale	Realized
(in thousands)	Proceeds	Gains	(Losses)
For the three months ended June 30, 2020	$274	$18	$(13)
For the three months ended June 30, 2019	104	4	—

	Sale	Realized
(in thousands)	Proceeds	Gains	(Losses)
For the six months ended June 30, 2020	$274	$18	$(13)
For the six months ended June 30, 2019	104	4	—

Trading Securities

A summary of the cost and fair value of investments classified as trading securities were as follows:

		Gross Unrealized		Fair
(in thousands)	Cost	Gains	(Losses)	Value
As of June 30, 2020	$20,265	$242	$(2,738)	$17,769
As of December 31, 2019	18,670	733	(1,098)	18,305

Unrealized and realized gains and losses on trading securities are recorded in interest income and other income (expense) in the unaudited Condensed Consolidated Statements of Operations. Proceeds from sales and realized gains and losses from trading securities in the periods ended June 30, 2020 and 2019 were as follows:

	Sale	Realized
(in thousands)	Proceeds	Gains	(Losses)
For the three months ended June 30, 2020	$899	$17	$(96)
For the three months ended June 30, 2019	865	12	(12)

	Sale	Realized
(in thousands)	Proceeds	Gains	(Losses)
For the six months ended June 30, 2020	$1,990	$37	$(142)
For the six months ended June 30, 2019	1,435	14	(31)

NOTE 8.  Income Taxes

The effective tax rate for the three and six months ended June 30, 2020 and 2019 differs from the United States federal statutory rate primarily as a result of state and local income taxes, excess tax benefits on share-based compensation and certain non-deductible expenses.

For the three months ended June 30, 2020 and 2019, the provision for income taxes was $14.5 million and $4.5 million, or 24.5% and 23.7%, of pre-tax income respectively. For the six months ended June 30, 2020 and 2019, the provision for income taxes was $31.3 million and $9.3 million, or 23.5% and 24.3% of pre-tax income, respectively.

The effective tax rate for the three months ended June 30, 2020 was higher than the effective tax rate for the same period in 2019 due to lower excess tax benefits on share-based compensation partially offset by a lower state tax rate.

The effective tax rate for the six months ended June 30, 2020 was lower than the effective tax rate for the same period in 2019 due mainly to higher excess tax benefits on share-based compensation and a lower state tax rate.

No valuation allowance was recorded for deferred tax assets in the periods ended June 30, 2020 and 2019.

At June 30, 2020, the Company had no liability for gross unrecognized tax benefits. It had a $0.2 million liability for interest and penalties on previously unrecognized gross tax benefits, which is included in “Other liabilities” in the accompanying unaudited Condensed Consolidated Balance Sheets. The Company expects that the amount of unrecognized tax benefits will change in the next 12 months; however, the Company does not expect the change to have a material impact on its consolidated financial statements.

The following table presents the changes in gross unrecognized tax benefits, excluding interest and penalties, for the three and six months ending June 30, 2020 and 2019.

(in thousands)	2020	2019
Beginning balance, January 1	$2,582	$—
Additions based on tax positions related to current period	280	—
Reductions related to settlement of tax matters	(908)	—
Ending balance, March 31	$1,954	$—
Additions based on tax positions related to current period	—	—
Reductions related to settlement of tax matters	(1,954)	—
Ending balance, June 30	$—	$—

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

The following table summarizes the components of long-term debt under the 2019 Credit Agreement in the unaudited Condensed Consolidated Balance Sheets at June 30, 2020 and December 31, 2019:

(in thousands)	June 30, 2020	December 31, 2019
Term loan principal outstanding	$880,689	$952,000
Unamortized debt issuance costs	(14,717)	(17,230)
Unamortized debt discount	(8,739)	(10,231)
Long-term debt, net	$857,233	$924,539

The 2019 Credit Agreement contains customary affirmative and negative covenants, including covenants that affect, among other things, the ability of the first lien leverage ratio, measured as of the last day of each fiscal quarter on which outstanding borrowings under the revolving credit facility exceed 35.0% of the commitments thereunder (excluding certain letters of credit), of no greater than 3.80 to 1.00. As of June 30, 2020, there were no outstanding borrowings under the revolving credit facility and we were in compliance with our financial performance covenant.

A total of $71.3 million of the outstanding term loans under the 2019 Credit Agreement was repaid or repurchased and retired during the first six months of 2020. The Company repaid $38.0 million in outstanding term loans in the first three months of 2020 and recorded a $1.0 million loss on debt extinguishment. During the three months ended June 30, 2020, the Company repaid or repurchased and retired $33.3 million of outstanding term loans and recorded a $0.1 million gain on debt extinguishment. Refer to Note 15, Subsequent Events, for information related to term loan activity subsequent to June 30, 2020.

2020 Swap Transaction

On March 27, 2020, the Company executed the Swap, a floating-to-fixed interest rate swap transaction, to effectively fix the interest rate at 3.465% on $450 million of its outstanding term loan through the term loan maturity date of July 2026. Refer to Note 14, Derivatives, for further information on the Swap.

Interest Expense

As of June 30, 2020, the term loans under the 2019 Credit Agreement had an interest period of three months and an interest rate of 3.94%. Including the impact of amortization of debt issuance costs and original issue discount described herein, the effective yield for term loans under the 2019 Credit Agreement as of June 30, 2020 was 4.37%. The following table summarizes the components of interest expense and other financing costs in the unaudited Condensed Consolidated Statements of Operations for the periods ended June 30, 2020 and 2019:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Interest expense	$8,967	$3,743	$19,023	$7,623
Amortization of debt issuance costs	756	366	1,537	730
Amortization of debt discount	377	147	769	293
Interest rate swap (income) expense	(519)	—	(519)	—
Other	129	264	308	498
Total	$9,710	$4,520	$21,118	$9,144

NOTE 10. Equity

Shares Rollforward

The following tables present the changes in the number of shares of common stock issued and repurchased (in thousands):

	Shares of Common Stock Issued		Shares of Treasury Stock
	Class A	Class B	Class A	Class B
Balance, December 31, 2019	18,100	53,937	(1,685)	(2,656)
Issuance of shares	2	—	—	—
Share conversion - Class B to A	406	(406)	—	—
Repurchase of shares	—	—	(240)	—
Vesting of restricted share grants	—	719	—	—
Exercise of options	—	288	—	—
Shares withheld related to net settlement of equity awards	—	—	—	(445)
Balance, March 31, 2020	18,508	54,538	(1,925)	(3,101)
Issuance of shares	2	—	—	—
Share conversion - Class B to A	207	(207)	—	—
Repurchase of shares	—	—	(457)	—
Vesting of restricted share grants	—	173	—	—
Exercise of options	—	—	—	—
Shares withheld related to net settlement of equity awards	—	—	—	(43)
Balance, June 30, 2020	18,717	54,504	(2,382)	(3,144)

	Shares of Common Stock Issued		Shares of Treasury Stock
	Class A	Class B	Class A	Class B
Balance, December 31, 2018	15,281	55,284	(856)	(2,147)
Issuance of shares	1	—	—	—
Share conversion - Class B to A	382	(382)	—	—
Repurchase of shares	—	—	(123)	—
Vesting of restricted share grants	—	40	—	—
Exercise of options	—	72	—	—
Shares withheld related to net settlement of equity awards	—	—	—	(29)
Balance, March 31, 2019	15,664	55,014	(979)	(2,176)
Issuance of shares	1	—	—	—
Share conversion - Class B to A	809	(809)	—	—
Repurchase of shares	—	—	(113)	—
Vesting of restricted share grants	—	4	—	—
Exercise of options	—	150	—	—
Shares withheld related to net settlement of equity awards	—	—	—	(8)
Balance, June 30, 2019	16,474	54,359	(1,092)	(2,184)

Share Repurchase Program

The share repurchase programs authorized in 2018 and 2019, each for $15.0 million of the Company’s Class A common stock were completed in September 2019 and June 2020, respectively.

In May 2020, the Company’s Board of Directors authorized the Company to repurchase up to an additional $15.0 million of the Company’s Class A common stock in the open market or in privately negotiated transactions (“2020 Share Repurchase Program”). The amount and timing of the purchases under the 2020 Share Repurchase Program will depend on a number of factors including the price and availability of the Company’s shares, trading volume, capital availability, Company performance and general economic and market conditions. The 2020 Share Repurchase Program can be suspended or discontinued at any time.

As of June 30, 2020, a total of 2,382,053 shares of Class A common stock had been repurchased under authorized share repurchase programs at a total cost of $33.1 million for an average price of $13.90 per share. As of June 30, 2020, $11.9 million was available for future purchases. The 2020 Share Repurchase Program expires when $15 million shares of Class A common stock are repurchased or on December 31, 2021.

Quarterly Dividends

During the three months ended June 30, 2020, the Company paid a quarterly dividend of $3.4 million. Dividends paid during the six months ended June 30, 2020 included $6.8 million for the March and June 2020 quarterly dividends and $0.2 million in cash bonuses and distributions related to dividends previously declared upon vesting of restricted stock and stock option awards.

NOTE 11. Share‑Based Compensation

Current Period Activity

During the three months ended June 30, 2020, the Company issued restricted stock awards for 20,394 shares of common stock, of which awards for 15,741 shares were fully vested on the grant date and awards for 4,653 shares vest based on service over a three year period. For the six months ended June 30, 2020, the Company issued restricted stock awards for 297,833 shares of common stock, of which awards for 18,979 shares were fully vested on the grant date and awards for 278,854 shares vest based on service over a three year period.

Stock option award and restricted stock award activity during the six months ended June 30, 2020 and 2019 was as follows:

	Shares Subject to Stock Option Awards
	Six Months Ended June 30,
	2020			2019
	Avg wtd	Avg wtd		Avg wtd	Avg wtd
	grant-date	exercise		grant-date	exercise
	fair value	price	Units	fair value	price	Units
Outstanding at beginning of period	$3.83	$6.27	7,880,167	$3.79	$6.12	9,070,052
Forfeited	6.34	13.86	1,272	6.51	14.26	(36,774)
Exercised	3.74	5.89	(287,621)	3.23	4.30	(222,084)
Outstanding at end of the period	$3.84	$6.28	7,593,818	$3.79	$6.13	8,811,194
Vested	$3.67	$5.78	6,758,066	$3.41	$4.98	6,691,308
Unvested	5.20	10.35	835,752	5.00	9.79	2,119,886

	Restricted Stock Awards
	Six Months Ended June 30,
	2020		2019
	Avg wtd grant-		Avg wtd grant-
	date fair value	Units	date fair value	Units
Unvested at beginning of period	$14.29	3,215,619	$13.17	2,997,856
Granted	16.18	297,833	16.02	995,669
Vested	14.66	(892,921)	13.41	(43,996)
Forfeited	17.29	(18,277)	14.02	(367,998)
Unvested at end of period	$14.45	2,602,254	$13.87	3,581,531

Dividend Payments

At June 30, 2020 and December 31, 2019, the amount of cash bonuses and distributions related to dividends previously declared on unvested and outstanding restricted share awards and stock options totaled $1.3 million, which was not recorded as a liability as of the balance sheet date. A liability will be recorded for these cash bonuses and dividends when the restricted shares and options vest.

Share-Based Compensation Expense

The Company recorded $3.9 million and $3.8 million of share-based compensation expense in the three months ended June 30, 2020 and 2019, respectively, and $9.9 million and $5.3 million of share-based compensation in the six months ended June 30, 2020 and 2019, respectively, in personnel compensation and benefits in the unaudited Condensed Consolidated Statements of Operations.

NOTE 12. Earnings Per Share

The following table sets forth the reconciliation of basic earnings per share and diluted earnings per share from net income for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands except per share amounts)	2020	2019	2020	2019
Net income	$44,720	$14,383	$101,886	$28,910
Shares:
Basic: Weighted average number of shares outstanding	67,821	67,583	67,806	67,552
Plus: Incremental shares from assumed conversion of dilutive instruments	5,383	5,938	6,012	5,410
Diluted: Weighted average number of shares outstanding	73,204	73,521	73,818	72,962
Earnings per share
Basic:	$0.66	$0.21	$1.50	$0.43
Diluted:	$0.61	$0.20	$1.38	$0.40

Outstanding instruments excluded from the computation of weighted average shares for diluted earnings per share because the effect would be anti-dilutive totaled 0.6 million and 0.8 million for the three months ended June 30, 2020 and 2019, respectively, and 45 thousand and 1.6 million for the six months ended June 30, 2020 and 2019, respectively. Holders of non-vested share-based compensation awards do not have rights to receive nonforfeitable dividends on the shares covered by the awards.

NOTE 13. Accumulated Other Comprehensive Loss

The following table presents changes in accumulated other comprehensive loss by component for the six months ended June 30, 2020 and 2019.

	Available-for-		Cumulative
	Sale	Cash Flow	Translation
(in thousands)	Securities	Hedges	Adjustment	Total
Balance, December 31, 2019	$—	$—	$—	$—
Other comprehensive loss before reclassification and tax	—	(10,438)	(72)	(10,510)
Tax impact	—	2,485	18	2,503
Reclassifications, before tax	—	(519)	—	(519)
Tax impact	—	123	—	123
Net current period other comprehensive loss	—	(8,349)	(54)	(8,403)
Balance, June 30, 2020	$—	$(8,349)	$(54)	$(8,403)
Balance, December 31, 2018	$(59)	$—	$(27)	$(86)
Other comprehensive income before reclassification and tax	—	—	5	5
Tax impact	—	—	(1)	(1)
Net current period other comprehensive income	—	—	4	4
Cumulative effect of adoption of ASU 2016-01 and 2018-02	59	—	3	62
Balance, June 30, 2019	$—	$—	$(20)	$(20)

NOTE 14. DERIVATIVES

Interest Rate Swaps

On March 27, 2020, the Company entered into the Swap to manage interest rate risk associated with a portion of its floating-rate long-term debt. The Company does not purchase or hold any derivative instruments for trading or speculative purposes. Under the terms of the Swap, the Company pays interest at a fixed rate of interest and receive interest that varies with the three-month LIBOR rate. The notional value, fixed rate of interest and expiration date of the Swap as of June 30, 2020 was $450 million – 3.465% – July 1, 2026. Refer to Note 5, Fair Value Measurements, for additional disclosures regarding fair value measurements.

The designation of a derivative instrument as a hedge and its ability to meet the hedge accounting criteria determine how the Company reflects the change in fair value of the derivative instrument. A derivative qualifies for hedge accounting treatment if, at inception, it meets defined correlation and effectiveness criteria. These criteria require that the anticipated cash flows and/or changes in fair value of the hedging instrument substantially offset those of the position being hedged. The Swap is assessed for effectiveness and continued qualification for hedge accounting on a quarterly basis. For the three months ended June 30, 2020 and since inception, the Swap was deemed to be highly effective.

The Swap is designated as a cash flow hedge. Accordingly, the Swap is measured at fair value with mark-to-market gains or losses deferred and included in accumulated other comprehensive income (loss), net of tax, to the extent the hedge is determined to be effective. Gains or losses from the Swap are reclassified to interest expense in the same period during which the hedged transaction affects earnings. The amount receivable from the Swap counterparty at June 30, 2020 of $0.5 million is recorded in other assets on the unaudited Condensed Consolidated Balance Sheets.

The following table summarizes the classification of the Swap in the unaudited Condensed Consolidated Balance Sheets at June 30, 2020 (in thousands):

	June 30, 2020
	Notional Amount	Fair Value	Balance Sheet Location
Interest rate swap	$450,000	$10,957	Other liabilities

The following table summarizes the effects of the Swap in the unaudited Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Loss Recognized in AOCI, Net of Tax		Loss Recognized in AOCI, Net of Tax
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Interest rate swap	$3,529	—	$8,349	—

	Gain Reclassified from AOCL into Interest Expense and Other Financing Costs		Gain Reclassified from AOCL into Interest Expense and Other Financing Costs
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Interest rate swap	$519	—	$519	—

NOTE 15. SUBSEQUENT EVENTS

Subsequent to June 30, 2020, we reduced outstanding term loan principal by $20.5 million through repayments and open market term loan debt repurchases and retirements, for a total debt reduction of $239.8 million since July 1, 2019.

On August 5, 2020, our Board of Directors declared a quarterly cash dividend of $0.06 per share on Victory common stock, a 20% increase over the second quarter 2020. The dividend is payable on September 25, 2020, to stockholders of record on September 10, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to the “Company,” “Victory,” or in the first-person notations of “we,” “us,” and “our” shall mean Victory Capital Holdings, Inc., a Delaware corporation, and its wholly-owned subsidiaries.

The following discussion is intended to assist in the understanding of our financial position at June 30, 2020 and December 31, 2019, results of operations for the three and six months ended June 30, 2020 and 2019, and cash flows for the six months ended June 30, 2020 and 2019, and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2019. This discussion and analysis contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2019.

On March 11, 2020, the World Health Organization declared the outbreak of the novel coronavirus (“COVID-19”) a pandemic. The global spread of COVID-19 has created significant volatility, uncertainty and economic disruption. We are closely monitoring the impact of the outbreak of COVID-19 on all aspects of our business. While COVID-19 did not have a material adverse effect on our reported results for our first and second quarters, the extent to which the COVID-19 pandemic impacts our business, operations and financial results going forward will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on economic activity and actions taken in response; and the effect on our ability to sell and provide our services.

Overview

We are a diversified global asset management firm operating a next generation business model combining boutique investment qualities with the benefits of a fully integrated, centralized operating and distribution platform. We have $129.1 billion in assets under management (“AUM”) as of June 30, 2020. Our differentiated model features a scalable operating platform that provides centralized distribution, marketing and operations infrastructure to our Franchises and Solutions. Our earnings are primarily driven by asset-based fees charged for services related to the investment strategies we deliver and consist of investment management, fund administration and distribution fees.

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

Solutions

Our Solutions Platform consists of multi-Franchise and customized solutions strategies that are primarily rules-based. We offer our Solutions Platform through a variety of vehicles, including separate accounts, unified managed accounts (“UMA”), mutual funds and VictoryShares which is our exchange traded fund (“ETF”) brand. Like our Franchises, our Solutions Platform is operationally integrated and supported by our centralized distribution, marketing and operational support functions. Our approach furthers our commitment to rules‑based investing and includes single and multi‑factor strategies designed to provide a variety of outcomes, including maximum diversification, dividend income, downside mitigation, minimum volatility, thematic and targeted factor exposure.

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

Professionals within our institutional, retail and direct distribution channels and marketing organization sell our products through our centralized distribution model. Our institutional sales team focuses on cultivating relationships with institutional consultants, who account for the majority of the institutional market, as well as asset allocators seeking sub-advisers. Our retail sales team offers intermediary and retirement platform clients, including broker-dealers, retirement platforms and RIA networks, mutual funds and ETFs as well as SMAs through wrap fee programs and access to our investment models through UMAs. Our direct distribution channel serves the investment needs of individual clients including USAA members and the military community.

We have grown our AUM from $17.9 billion following the management-led buyout with Crestview GP in August 2013 to $129.1 billion at June 30, 2020. We attribute this growth to our success in sourcing acquisitions and evolving them into organic growers, generating strong investment returns, and developing institutional, retail, and direct distribution channels with deep penetration.

USAA AMCO Acquisition

Effective July 1, 2019, the Company completed the acquisition (the “USAA AMCO Acquisition”) of USAA Asset Management Company (“USAA Adviser”) and Victory Capital Transfer Agency, Inc. (“VCTA”), formally known as the USAA Transfer Agency Company. The transformative acquisition increased AUM by $81.1 billion and significantly impacted our financial results for the three and six month periods ended June 30, 2020. The acquisition not only increased AUM and revenue, but also introduced additional personnel expenses and new and additional operating expenses such as third party distribution costs, expenses related to a transfer services agreement with USAA, 529 College Savings Plan, and direct distribution channel expenses that the Company did not incur prior to the acquisition. In conjunction with the USAA AMCO Acquisition, the Company entered into the 2019 Credit Agreement, dated July 1, 2019, and obtained a seven-year term loan in an aggregate principal amount of $1.1 billion. All indebtedness outstanding under the previous credit agreement was repaid and terminated as of July 1, 2019.

The USAA AMCO Acquisition expands and diversifies our investment platform, particularly in the fixed income and solutions asset classes, and increases our size and scale. Additional products added to our investments platform include target date and target risk strategies, managed volatility mutual funds, active fixed income ETFs, sub-advised and multi-manager equity funds. We have also added to our lineup of asset allocation portfolios and smart beta equity ETFs. Through the acquisition, the Company has the rights to offer products and services using the USAA brand for a period of time and the opportunity to offer its products to USAA members through a direct distribution channel. In addition, we have entered into a referral agreement with USAA for members that are interested in investing in USAA Funds or the USAA 529 College Savings Plan.

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

The estimated fair value of contingent consideration arrangements as of June 30, 2020 was $118.5 million and consist of the USAA AMCO earn-out payment liability, which is included in consideration payable for acquisition of business in the unaudited Condensed Consolidated Balance Sheets. Refer to Note 4, Acquisitions for further details on the USAA AMCO Acquisition.

Business Highlights

Assets under management:

•

AUM at June 30, 2020 increased by $5.3 billion, or 4.3%, to $129.1 billion from $123.8 billion at March 31, 2020, driven by positive market action of $17.2 billion partially offset by net outflows of $11.9 billion. Net flows for the quarter ended June 30, 2020 were comprised of $3.5 billion of long-term outflows and $8.4 billion of short-term outflows.

•

AUM at June 30, 2020 and 2019 was $129.1 billion and $64.1 billion, respectively. We generated $9.6 billion in gross flows and $11.9 billion in negative net flows for the three months ended June 30, 2020 compared to $7.5 billion in gross flows and $3.7 billion in positive net flows for the same period in 2019.

•

AUM at June 30, 2020 and 2019 was $129.1 billion and $64.1 billion, respectively. We generated $24.5 billion in gross flows and $14.8 billion in negative net flows for the six months ended June 30, 2020 compared to $10.6 billion in gross flows and $2.6 billion in positive net flows for the same period in 2019. Net flows for six months ended June 30, 2020 were comprised of $6.6 billion of long-term outflows and $8.2 billion of short-term outflows.

Investment performance:

•

38 of our Victory Capital mutual funds and ETFs had overall Morningstar ratings of four or five stars and 64% of our fund and ETF AUM were rated four or five stars overall by Morningstar. 45% of our strategies by AUM had investment returns in excess of their respective benchmarks over a one-year period, 68% over a three-year period, 69% over a five-year period and 78% over a ten-year period. On an equal-weighted basis, 38% of our strategies have outperformed their benchmarks over a one-year period, 52% over a three-year period, 52% over a five-year period and 67% over a ten-year period.

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

•

In July 2020, Victory Capital became a signatory to the United Nations-supported Principles for Responsible Investment, broadening our commitment to responsible investing and formalizing what our autonomous Investment Franchises and Solutions Platform have been doing for many years. Each of our Investment Franchises follows an approach to incorporating environmental, social and governance (“ESG”) considerations that best suits its own investment process or the objectives of its clients.

Financial highlights:

•

Total revenue for the three months ended June 30, 2020 was $181.9 million compared to $91.4 million for the same period in 2019. For the six months ended June 30, 2020 and 2019, total revenue was $386.3 million and $178.8 million, respectively.

•

Net income was $44.7 million for the three months ended June 30, 2020 compared to $14.4 million for the same period in 2019. For the six months ended June 30, 2020 and 2019, net income was $101.9 million and $28.9 million, respectively.

•

Adjusted EBITDA was $86.3 million for the three months ended June 30, 2020, or 47.5% of revenue, compared to $36.6 million, or 40.0% of revenue, for the same period in 2019. For the six months ended June 30, 2020, Adjusted EBITDA was $177.8 million, or 46.0% of revenue, compared to $70.2 million, 39.2% of revenue, for the same period in 2019. Refer to “Supplemental Non-GAAP Financial Information” for further information about the Adjusted EBITDA calculation and reconciliation of generally accepted accounting principles (“GAAP”) net income to Adjusted EBITDA.

•

Adjusted Net Income with tax benefit was $65.1 million for the three months ended June 30, 2020 compared to $27.7 million for the three months ended June 30, 2019. For the six months ended June 30, 2020, Adjusted Net Income with tax benefit was $133.5 million compared to $53.0 million for the same period in 2019. Refer to “Supplemental Non-GAAP Financial Information” for further information about the Adjusted Net Income calculation and reconciliation of GAAP net income to Adjusted Net Income.

Key Performance Indicators

The following table is a summary of key performance indicators utilized by management to assess results of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions, except for basis points and percentages)	2020	2019	2020	2019
AUM at period end	$129,070	$64,077	$129,070	$64,077
Average AUM	128,927	60,063	136,519	58,553
Gross flows	9,577	7,514	24,502	10,552
Net short term flows	(8,416)	—	(8,214)	—
Net long term flows	(3,466)	3,694	(6,568)	2,589
Net flows	(11,882)	3,694	(14,782)	2,589
Total revenue	181.9	91.4	386.3	178.8
Revenue on average AUM	56.7 bps	61.0 bps	56.9 bps	61.6 bps
Net income	44.7	14.4	101.9	28.9
Adjusted EBITDA(1)	86.3	36.6	177.8	70.2
Adjusted EBITDA Margin(2)	47.5%	40.0%	46.0%	39.2%
Adjusted Net Income(1)	58.3	24.4	120.0	46.3
Tax benefit of goodwill and acquired intangibles(3)	6.7	3.4	13.5	6.7

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

The following table presents our AUM by asset class as of the dates indicated:

	As of
	June 30,
(in millions)	2020	2019
Fixed Income	$35,622	$7,300
Solutions	29,305	6,919
U.S. Mid Cap Equity	22,483	24,203
U.S. Small Cap Equity	14,083	15,278
U.S. Large Cap Equity	12,524	4,108
Global / Non-U.S. Equity	11,130	5,498
Other	195	771
Total Long-Term Assets	$125,343	$64,077
Money Market & Short-Term Assets	3,727	—
Total	$129,070	$64,077

The following tables summarize our asset flows by asset class for the periods indicated:

	U.S. Mid	U.S. Small		U.S. Large	Global /				Money
	Cap	Cap	Fixed	Cap	Non-U.S.			Total	Market /
(in millions)	Equity	Equity	Income	Equity	Equity	Solutions	Other	Long-term	Short-term	Total
For the Three Months Ended June 30, 2020
Beginning AUM	$18,622	$11,885	$35,402	$10,703	$9,372	$25,526	$140	$111,650	$12,129	$123,779
Gross client cash inflows	943	997	1,498	216	436	1,067	10	5,166	4,411	9,577
Gross client cash outflows	(1,511)	(1,393)	(2,775)	(599)	(575)	(1,767)	(12)	(8,632)	(12,826)	(21,459)
Net client cash flows	(568)	(396)	(1,278)	(383)	(138)	(700)	(3)	(3,466)	(8,416)	(11,882)
Market appreciation / (depreciation)	4,428	2,592	1,503	2,207	1,898	4,479	55	17,159	14	17,173
Net transfers	2	2	(4)	(2)	(1)	—	3	—	—	—
Ending AUM	$22,483	$14,083	$35,622	$12,524	$11,130	$29,305	$195	$125,343	$3,727	$129,070
For the Three Months Ended June 30, 2019
Beginning AUM	$22,169	$14,714	$6,973	$4,117	$5,234	$3,996	$918	$58,119	$—	$58,119
Gross client cash inflows	2,784	729	506	22	333	3,092	48	7,514	—	7,514
Gross client cash outflows	(1,840)	(924)	(330)	(128)	(205)	(295)	(97)	(3,819)	—	(3,819)
Net client cash flows	944	(195)	176	(106)	128	2,797	(49)	3,694	—	3,695
Market appreciation / (depreciation)	1,090	760	152	101	137	126	(97)	2,269	—	2,269
Net transfers	—	—	(1)	(4)	—	—	—	(4)	—	(4)
Ending AUM	$24,203	$15,278	$7,300	$4,108	$5,498	$6,919	$771	$64,077	$—	$64,077

		U.S.		U.S.
	U.S. Mid	Small		Large	Global /				Money
	Cap	Cap	Fixed	Cap	Non-U.S.			Total	Market /
(in millions)	Equity	Equity	Income	Equity	Equity	Solutions	Other	Long-term	Short-term	Total
Six Months Ended June 30, 2020
Beginning AUM	$26,347	$17,346	$37,973	$14,091	$12,603	$31,649	$236	$140,245	$11,587	$151,832
Gross client cash inflows	2,416	2,230	3,449	454	1,107	2,762	21	12,439	12,063	24,502
Gross client cash outflows	(3,776)	(2,703)	(5,665)	(1,406)	(1,259)	(4,161)	(36)	(19,007)	(20,277)	(39,284)
Net client cash flows	(1,360)	(473)	(2,217)	(952)	(152)	(1,399)	(15)	(6,568)	(8,214)	(14,782)
Market appreciation / (depreciation)	(2,479)	(2,733)	142	(621)	(1,347)	(956)	(32)	(8,027)	48	(7,979)
Net transfers	(25)	(57)	(276)	7	26	12	6	(307)	307	—
Ending AUM	$22,483	$14,083	$35,622	$12,524	$11,130	$29,305	$195	$125,343	$3,727	$129,070
Six Months Ended June 30, 2019
Beginning AUM	$20,019	$12,948	$6,836	$3,759	$4,610	$3,767	$824	$52,763	$—	$52,763
Gross client cash inflows	3,777	1,721	809	48	698	3,371	129	10,552	—	10,552
Gross client cash outflows	(3,626)	(1,983)	(713)	(311)	(482)	(644)	(204)	(7,963)	—	(7,963)
Net client cash flows	151	(262)	96	(263)	216	2,727	(75)	2,589	—	2,589
Market appreciation / (depreciation)	4,032	2,594	368	617	672	424	23	8,729	—	8,729
Net transfers	2	(1)	—	(5)	—	1	—	(4)	—	(4)
Ending AUM	$24,203	$15,278	$7,300	$4,108	$5,498	$6,919	$771	$64,077	$—	$64,077

The following table presents our AUM by distribution channel as of the dates indicated:

	As of June 30,
	2020		2019
(in millions)	Amount	% of total	Amount	% of total
Direct	$64,171	49%	$—	0%
Institutional	34,361	27%	38,954	61%
Retail	30,538	24%	25,123	39%
Total AUM(1)	$129,070	100%	$64,077	100%

(1)The allocation of AUM by distribution channel involves the use of estimates and the exercise of judgment.

The following tables summarize our asset flows by vehicle for the periods indicated:

			Separate
			Accounts and
			Other
(in millions)	Mutual Funds (1)	ETFs (2)	Vehicles (3)	Total
Three Months Ended June 30, 2020
Beginning AUM	$98,305	$3,177	$22,296	$123,779
Gross client cash inflows	8,621	90	866	9,577
Gross client cash outflows	(19,726)	(214)	(1,519)	(21,459)
Net client cash flows	(11,104)	(124)	(653)	(11,882)
Market appreciation (depreciation)	13,229	409	3,535	17,173
Net transfers	—	—	—	—
Ending AUM	$100,430	$3,462	$25,179	$129,070
Three Months Ended June 30, 2019
Beginning AUM	$33,786	$3,123	$21,210	$58,119
Gross client cash inflows	1,998	107	5,409	7,514
Gross client cash outflows	(2,874)	(231)	(714)	(3,819)
Net client cash flows	(876)	(124)	4,694	3,694
Market appreciation (depreciation)	1,352	94	823	2,269
Net transfers	(4)	—	—	(4)
Ending AUM	$34,258	$3,093	$26,726	$64,077

			Separate
			Accounts and
			Other
(in millions)	Mutual Funds (1)	ETFs (2)	Vehicles (3)	Total
Six Months Ended June 30, 2020
Beginning AUM	$118,605	$4,213	$29,014	$151,832
Gross client cash inflows	22,366	345	1,790	24,502
Gross client cash outflows	(35,357)	(675)	(3,252)	(39,284)
Net client cash flows	(12,990)	(330)	(1,462)	(14,782)
Market appreciation (depreciation)	(5,185)	(421)	(2,374)	(7,979)
Net transfers	—	—	—	—
Ending AUM	$100,430	$3,462	$25,179	$129,070
Six Months Ended June 30, 2019
Beginning AUM	$30,492	$2,956	$19,315	$52,763
Gross client cash inflows	4,378	349	5,825	10,552
Gross client cash outflows	(5,761)	(531)	(1,671)	(7,963)
Net client cash flows	(1,383)	(182)	4,154	2,589
Market appreciation (depreciation)	5,153	318	3,258	8,729
Net transfers	(4)	—	—	(4)
Ending AUM	$34,258	$3,093	$26,726	$64,077
(1)	Includes institutional and retail share classes, money market and Variable Insurance Products or VIP funds.
(2)	Excludes assets managed for other proprietary product (i.e. funds of funds) in order to adjust for double counting.
(3)	Includes collective trust funds, wrap program separate accounts and unified managed accounts or UMAs.

June 30, 2020 AUM compared to March 31, 2020 AUM. At June 30, 2020, our total AUM was $129.1 billion, an increase of $5.3 billion, or 4.3%, from $123.8 billion at March 31, 2020, primarily driven by positive market action of $17.2 billion partially offset by net outflows of $11.9 billion.

Net outflows were driven by our money market and short-term assets, fixed income strategies, and our Solutions platform of $8.4 billion, $1.3 billion and $0.7 billion, respectively. Money market and short-term net outflows were primarily due to The Charles Schwab Company’s acquisition of USAA’s Investment Management Company in May 2020. At June 30, 2020 money market and short-term assets accounted for $3.7 billion, or 2.9%, of the total AUM of $129.1 billion.

June 30, 2020 AUM compared to December 31, 2019 AUM. Total AUM decreased by $22.8 billion, or 15.0%, to $129.1 billion at June 30, 2020 compared to $151.8 billion at December 31, 2019. The decrease in AUM was primarily due to net outflows of $14.8 billion and negative market action of $8.0 billion. The net outflows were driven by $8.2 billion of money market and short-term assets, $2.2 billion in our fixed income strategies, $1.4 billion in our Solutions Platform and $1.4 billion in our U.S. mid cap equity strategies. Money market and short-term net outflows were primarily due to The Charles Schwab Company’s acquisition of USAA’s Investment Management Company in May 2020.

GAAP Results of Operations

The following table presents our GAAP results of operations for the three months ended June 30, 2020 and 2019. The financial results for the three and six months ended June 30, 2020 reflect the USAA AMCO Acquisition that closed on July 1, 2019. The acquisition significantly impacted our financial results for the three and six months ended June 30, 2020 when compared to the three and six months ended June 30, 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2020	2019	2020	2019
Revenue
Investment management fees	$130,032	$78,042	$276,913	$152,453
Fund administration and distribution fees	51,854	13,318	109,394	26,386
Total revenue	181,886	91,360	386,307	178,839

Expenses
Personnel compensation and benefits	49,105	35,542	96,676	70,043
Distribution and other asset-based expenses	41,630	16,182	96,490	31,949
General and administrative	13,289	7,087	25,177	14,174
Depreciation and amortization	4,166	5,263	8,216	10,485
Change in value of consideration payable for acquisition of business	5,300	(14)	(200)	(14)
Acquisition-related costs	(23)	2,787	(92)	5,564
Restructuring and integration costs	2,605	1,788	3,603	1,788
Total operating expenses	116,072	68,635	229,870	133,989

Income from operations	65,814	22,725	156,437	44,850

Other income (expense)
Interest income and other income (expense)	2,966	656	(1,206)	2,489
Interest expense and other financing costs	(9,710)	(4,520)	(21,118)	(9,144)
Gain (loss) on debt extinguishment	137	—	(917)	—
Total other expense, net	(6,607)	(3,864)	(23,241)	(6,655)

Income before income taxes	59,207	18,861	133,196	38,195

Income tax expense	(14,487)	(4,478)	(31,310)	(9,285)

Net income	$44,720	$14,383	$101,886	$28,910

Earnings per share of common stock
Basic	$0.66	$0.21	$1.50	$0.43
Diluted	$0.61	$0.20	$1.38	$0.40

Weighted average number of shares outstanding
Basic	67,821	67,583	67,806	67,552
Diluted	73,204	73,521	73,818	72,962

Dividends declared per share of common stock	$0.05	$—	$0.10	$—

Investment Management Fees

Three months ended June 30, 2020 compared to June 30, 2019. Investment management fees increased by $52.0 million, or 66.6%, to $130.0 million for the three months ended June 30, 2020 from $78.0 million for the same period in 2019 due to an increase in average AUM over the comparable period. Average AUM was $128.9 billion for the three months ended June 30, 2020 compared to $60.1 billion for the same period in 2019, largely attributable to acquired assets in the USAA AMCO Acquisition.

Six months ended June 30, 2020 compared to June 30, 2019.  Investment management fees increased by $124.5 million, or 81.6%, to $276.9 million for the six months ended June 30, 2020 from $152.5 million for the same period in 2019 due to the same factors as discussed above in the quarterly section. Average AUM was $136.5 billion and $58.6 billion, respectively, for the six months ended June 30, 2020 and 2019.

Fund Administration and Distribution Fees

Three months ended June 30, 2020 compared to June 30, 2019.  Fund administration and distribution fees increased by $38.5 million, or 289.4%, to $51.9 million for the three months ended June 30, 2020 from $13.3 million for the same period in 2019 due to an increase in average AUM year over year and the addition of $18.9 million in transfer agent fees with the USAA Funds related to the USAA AMCO Acquisition, partially offset by a shift in the mix of assets to lower 12b-1 paying share classes.

Six months ended June 30, 2020 compared to June 30, 2019.  Fund administration and distribution fees increased by $83.0 million, or 314.6%, to $109.4 million for the six months ended June 30, 2020 from $26.4 million for the same period in 2019 due to the same factors as discussed above in the quarterly section.

Personnel Compensation and Benefits

The following table presents the components of GAAP personnel compensation and benefits expense for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Salaries, payroll related taxes and employee benefits	$20,425	$12,606	$36,987	$27,510
Incentive compensation	20,829	15,981	41,333	30,643
Sales-based compensation(1)	3,369	3,200	7,288	6,588
Equity awards granted to employees and directors(2)	3,887	3,755	9,880	5,302
Acquisition and transaction-related compensation	595	—	1,188	—
Total personnel compensation and benefits expense	$49,105	$35,542	$96,676	$70,043

(1)	Represents sales-based commissions paid to our distribution teams. Sales-based compensation varies based on gross client cash flows and revenue earned on sales.
(2)

Equity awards typically vest over several years based on service and the achievement of specific business and financial targets. The value of the equity awards is recognized as compensation expense over the vesting period.

Three months ended June 30, 2020 compared to June 30, 2019.  Personnel compensation and benefits were $49.1 million for the three months ended June 30, 2020, an increase of $13.6 million, or 38.2%, from $35.5 million for the same period in 2019 primarily attributable to an increase in the headcount due to the USAA AMCO Acquisition. Incentive compensation and equity awards granted to employees and directors were $20.8 million and $3.9 million, respectively, for the three months ended June 30, 2020, compared to $16.0 million and $3.8 million, respectively, for the same period in 2019. Salaries, payroll related taxes and employee benefits were $20.4 million and $12.6 million, respectively, for the three months ended June 30, 2020 and 2019.

Six months ended June 30, 2020 compared to June 30, 2019.  Personnel compensation and benefits increased by $26.6 million, or 38.0%, to $96.7 million for the six months ended June 30, 2020 from $70.0 million for the same period in 2019 due to the same factors as discussed above in the quarterly section. Salaries, payroll related taxes and employee benefits were $37.0 million and $27.5 million, respectively, for the six months ended June 30, 2020 and 2019. Incentive compensation was $41.3 million for the six months ended June 30, 2020 compared to $30.6 million for the same period in 2019.

Distribution and Other Asset‑Based Expenses

The following table presents the components of distribution and other asset-based expenses for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Broker-dealer distribution fees	$5,343	$6,961	$11,451	$13,940
Platform distribution fees	27,897	4,980	66,889	9,563
Sub-administration	3,206	1,733	7,288	3,415
Sub-advisory	2,822	773	6,059	1,620
Middle-office	2,362	1,735	4,803	3,411
Total distribution and other asset-based expenses	$41,630	$16,182	$96,490	$31,949

Three months ended June 30, 2020 compared to June 30, 2019.  Distribution and other asset-based expenses are primarily based on AUM. For the three months ended June 30, 2020, distribution and other asset-based expenses were $41.6 million, an increase of $25.4 million, or 157.3%, from $16.2 million for the same period in 2019, primarily due to the USAA AMCO Acquisition. The acquisition introduced new operating expenses that the Company did not incur prior to the acquisition, such as platform distribution costs paid to third parties and USAA, sub-transfer agent service costs and 529 College Savings Plan expenses.

Six months ended June 30, 2020 compared to June 30, 2019. Distribution and other asset-based expenses were $96.5 million for the six months ended June 30, 2020, an increase of $64.5 million, or 202.0%, from $31.9 million for the same period in 2019 due to the same factors as discussed above in the quarterly section.

General and Administrative

Three months ended June 30, 2020 compared to June 30, 2019. General and administrative expenses were $13.3 million for the three months ended June 30, 2020 compared to $7.1 million for the same period in 2019. The increase of $6.2 million, or 87.5%, was primarily due to additional, ongoing costs associated with the transition service agreement related to the USAA AMCO Acquisition. Also contributing, but to a lesser extent, were increases in facility, technology and professional fees.

Six months ended June 30, 2020 compared to June 30, 2019.  For the six months ended June 30, 2020 and 2019, general and administrative expenses were $25.2 million and $14.2 million, respectively, for a year over year increase of $11.0 million, or 77.6%. The increase was due to the same factors as discussed above in the quarterly section partially offset by $3.5 million in Ohio Commercial Activity Tax refunds received in 2020 for tax years 2015-2019.

Depreciation and Amortization

Three months ended June 30, 2020 compared to June 30, 2019. Depreciation and amortization decreased by $1.1 million, or 20.8%, to $4.2 million for the three months ended June 30, 2020 from $5.3 million for the same period in 2019, due to a reduction in amortization expense related to definite-lived intangible assets in connection with the Munder Capital Management acquisition that became fully amortized in the fourth quarter of 2019.

Six months ended June 30, 2020 compared to June 30, 2019. Depreciation and amortization decreased by $2.3 million, or 21.6%, to $8.2 million for the six months ended June 30, 2020 from $10.5 million for the same period in 2019, due to the same factors as discussed above in the quarterly section.

Change in Value of Consideration Payable for Acquisition of Business

Three months ended June 30, 2020 compared to June 30, 2019. The fair value of the contingent consideration associated with the USAA AMCO acquisition increased by $5.3 million, resulting in a change in the estimated fair value of consideration payable of $5.3 million for the three months ended June 30, 2020. Refer to Note 4, Acquisitions, for further details on the fair value of contingent consideration payable.

Six months ended June 30, 2020 compared to June 30, 2019. The fair value of the contingent consideration associated with the USAA AMCO acquisition decreased by $0.2 million, resulting in a change in the estimated fair value of consideration payable of $0.2 million for the six months ended June 30, 2020. Refer to Note 4, Acquisitions, for further details on the fair value of contingent consideration payable.

Acquisition‑Related Costs

Three months ended June 30, 2020 compared to June 30, 2019. Acquisition-related costs for the three months ended June 30, 2020 were ($23) thousand and $2.8 million for the three months ended June 30, 2019. The June 30, 2019 acquisition related costs were related to the USAA AMCO acquisition.

Six months ended June 30, 2020 compared to June 30, 2019.  Acquisition-related costs for the six months ended June 30, 2020 and 2019 were ($0.1) million and $5.6 million, respectively. The six months ended June 30, 2019 were due to the same factors as discussed above in the quarterly section.

Restructuring and Integration Costs

Three months ended June 30, 2020 compared to June 30, 2019. Restructuring and integration costs for the three months ended June 30, 2020 was $2.6 million and $1.8 million for the three months ended June 30, 2019. The increase is primarily due to integration and conversion costs related to the USAA AMCO Acquisition.

Six months ended June 30, 2020 compared to June 30, 2019.  Restructuring and integration costs were $3.6 million and $1.8 million, respectively, for the six months ended June 30, 2020 and 2019, with the increase due to the same factors as discussed above in the quarterly section.

Interest Income and Other Income (Expense)

Three months ended June 30, 2020 compared to June 30, 2019. Interest income and other income/(expense) was income of $3.0 million for the three months ended June 30, 2020 compared to income of $0.7 million for the same period in 2019. The income for the three months ended June 30, 2020 was primarily due to a $2.6 million increase in the net unrealized fair value of deferred compensation plan investments.

Six months ended June 30, 2020 compared to June 30, 2019.  For the six months ended June 30, 2020 and 2019, interest income and other income/(expense) was expense of $1.2 million and income of $2.5 million, respectively. The expense for the six months ended June 30, 2020 was primarily due to a decrease in the net unrealized fair value of deferred compensation plan investments partially offset by interest income on cash and cash equivalents. The income for the six months ended June 30, 2019 was primarily due to unrealized gains on deferred compensation plan investments and interest income on cash and cash equivalents.

Interest Expense and Other Financing Costs

Three months ended June 30, 2020 compared to June 30, 2019. Interest expense and other financing costs increased $5.2 million to $9.7 million for the three months ended June 30, 2020, compared to $4.5 million for the same period in 2019 due to an increase in interest payments as a result of a higher debt principal balance over the comparable period as a result of the Company entering into the 2019 Credit Agreement, dated July 1, 2019, in conjunction with the USAA AMCO Acquisition.

Six months ended June 30, 2020 compared to June 30, 2019.  For the six months ended June 30, 2020 and 2019, interest expense and other financing costs were $21.1 million and $9.1 million, respectively. The expense increase is primarily due to the same factors as discussed above in the quarterly section.

Gain (Loss) on Debt Extinguishment

Three months ended June 30, 2020 compared to June 30, 2019. Gain on debt extinguishment was $0.1 million and $0.0 million, respectively, for the three months ended June 30, 2020 and 2019. During the quarter ended June 30, 2020, the Company repurchased and retired outstanding debt below par in the open market and recognized a $1.0 million gain partially offset by $0.9 million in the write-off of a pro-rata portion of the unamortized debt issuance costs and unamortized debt discount due. The Company also paid down $33.3 million of debt during the second quarter of 2020. Refer to Note 9, Debt, for further details on the 2019 Credit Agreement.

Six months ended June 30, 2020 compared to June 30, 2019. Loss on debt extinguishment was $0.9 million for the six months ended June 30, 2020, due to the write-off a pro-rata portion of the unamortized debt issuance costs and unamortized debt discount due to accelerating the paydown of debt principal under the 2019 Credit Agreement partially offset by gains recognized on open market debt repurchases and retirements below par.

Income Tax Expense

Three months ended June 30, 2020 compared to June 30, 2019.  The effective tax rate for the three months ended June 30, 2020 and 2019 was 24.5% and 23.7%, respectively. The increase in the effective tax rate was primarily due to a decrease in excess tax benefits on share-based compensation compared to the same period in 2019.

Six months ended June 30, 2020 compared to June 30, 2019. For the six months ended June 30, 2020 and 2019, the effective tax rate was 23.5% and 24.3%, respectively, due to an increase in excess tax benefits on share-based compensation over the comparable period. Refer to Note 8, Income Taxes, for further details on our income taxes.

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

The following table sets forth a reconciliation from GAAP financial measures to non-GAAP measures for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Reconciliation of non-GAAP financial measures:
Net income (GAAP)	$44,720	$14,383	$101,886	$28,910
Income tax expense	(14,487)	(4,478)	(31,310)	(9,285)
Income before income taxes	$59,207	$18,861	$133,196	$38,195
Interest expense(1)	8,267	3,613	18,795	7,466
Depreciation(2)	746	612	1,630	1,183
Other business taxes(3)	219	424	(3,077)	979
Amortization of acquisition-related intangible assets(4)	3,420	4,651	6,586	9,302
Stock-based compensation(5)	3,068	3,321	8,440	4,799
Acquisition, restructuring and exit costs(6)	10,105	4,575	8,563	7,352
Debt issuance costs(7)	1,312	366	3,701	730
Losses from equity method investments(8)	—	150	—	154
Adjusted EBITDA	$86,344	$36,573	$177,834	$70,160

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Reconciliation of non-GAAP financial measures:
Net income (GAAP)	$44,720	$14,383	$101,886	$28,910
Adjustments to reflect the operating performance of the Company:
i. Other business taxes(3)	219	424	(3,077)	979
ii. Amortization of acquisition-related intangible assets(4)	3,420	4,651	6,586	9,302
iii. Stock-based compensation(5)	3,068	3,321	8,440	4,799
iv. Acquisition, restructuring and exit costs(6)	10,105	4,575	8,563	7,352
v. Debt issuance costs(7)	1,312	366	3,701	730
Tax effect of above adjustments(9)	(4,531)	(3,334)	(6,053)	(5,790)
Adjusted Net Income	$58,313	$24,386	$120,046	$46,282
Tax benefit of goodwill and acquired intangibles(10)	$6,745	$3,361	$13,473	$6,722

Adjustments made to GAAP Net Income to calculate Adjusted EBITDA and Adjusted Net Income, as applicable, are:

(1)	Adding back interest paid on debt and other financing costs, net of interest income.
(2)	Adding back depreciation on property and equipment.
(3)	Adding back other business taxes.
(4)	Adding back amortization expense on acquisition‑related intangible assets.
(5)

Adding back stock‑based compensation associated with equity awards issued from pools created in connection with the management‑led buyout and various acquisitions and as a result of equity grants related to the IPO.

(6)	Adding back direct incremental costs of acquisitions, including restructuring costs.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Acquisition-related costs	$(23)	$2,787	$(92)	$5,564
Restructuring and integration costs	2,605	1,788	3,603	1,788
Change in value of consideration payable for acquisition of business	5,300	—	(200)	—
General and administrative	1,628	—	4,064	—
Personnel compensation and benefits	595	—	1,188	—
Total acquisition, restructuring and exit costs	$10,105	$4,575	$8,563	$7,352

(7)	Adding back debt issuance costs.
(8)	We adjust for earnings/losses on equity method investments.

(9)	Subtracting an estimate of income tax expense applied to the sum of the adjustments above.
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

The following table shows our liquidity position as of June 30, 2020 and December 31, 2019.

	June 30,	December 31,
(in thousands)	2020	2019
Cash and cash equivalents	$55,184	$37,121
Accounts and other receivables	74,805	95,093
Undrawn commitment on revolving credit facility	100,000	100,000
Accounts and other payables	(112,209)	(144,045)

We manage our cash balances in order to fund our day-to-day operations. Our accounts receivable consists primarily of investment management fees that have been earned but not yet received from clients, income and other taxes receivable, and amounts receivable from the funds. We perform a review of our receivables on a monthly basis to assess collectability. We continue to actively monitor the impact of the COVID-19 pandemic on the collectability of certain receivables. We maintained a $100.0 million revolving credit facility at June 30, 2020 and December 31, 2019 (under the 2019 Credit Agreement) which had $100.0 million undrawn as of June 30, 2020 and December 31, 2019.

2019 Credit Agreement and 2020 Debt Repricing

In conjunction with the USAA AMCO Acquisition, the Company entered into the 2019 Credit Agreement, dated July 1, 2019, and obtained a seven-year term loan in an aggregate principal amount of $1.1 billion. All indebtedness outstanding under the previous credit agreement was repaid and terminated as of July 1, 2019. As of June 30, 2020, the Company has repaid or repurchased and retired $219.3 million of the outstanding term loans under the 2019 Credit Agreement. As of June 30, 2020, we were in compliance with our financial performance covenant. Refer to Note 4, Acquisitions, to the unaudited condensed consolidated financial statements for further details on the USAA AMCO Acquisition, as well as Note 9, Debt, for further information on the 2019 Credit Agreement.

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

In April 2020, the Company established a trading account to opportunistically take advantage of potential short term trading arbitrage with respect to our term loan. An alternative to principal prepayments, this allows us to buy back our outstanding term loan in the open market and retire the debt. As we look to pay down our debt, this alternative is preferable at this time to principal prepayments when our debt trades at a discount to par. A total of $71.3 million of the outstanding term loans under the 2019 Credit Agreement was repaid or repurchased and retired during the first six months of 2020. The Company repaid $38.0 million in outstanding term loans in the first three months of 2020 and recorded a $1.0 million loss on debt extinguishment. During the three months ended June 30, 2020, the Company repaid or repurchased and retired $33.3 million of outstanding term loans and recorded a $0.1 million gain on debt extinguishment. Subsequent to June 30, 2020, we reduced outstanding term loan principal by an additional $20.5 million through open market term loan debt repurchases and prepayments, for a total debt reduction of $239.8 million since July 1, 2019.

2020 Swap Transaction

On March 27, 2020, the Company executed a floating-to-fixed interest rate swap transaction (“Swap”) to effectively fix the interest rate at 3.465% on $450 million of its outstanding Term Loan through the Term Loan maturity date of July 2026. At June 30, 2020, the $450 million notional value Swap had a fair value of $11.0 million, which was included in other liabilities on the unaudited Condensed Consolidated Balance Sheets. For the three and six months ended June 30, 2020, the Company recognized a loss, net of tax, of $3.5 million and $8.3 million, respectively, in accumulated other comprehensive loss. For the three and six months ended June 30, 2020, the Company reclassified a gain of $0.5 million from accumulated other comprehensive loss to interest expense and other financing costs on the unaudited Condensed Consolidated Statements of Operations. Refer to Note 14, Derivatives, for further information on the Swap.

Capital Requirements

Victory Capital Services is a registered broker-dealer subject to the Uniform Net Capital requirements under the Exchange Act, which requires maintenance of certain minimum net capital levels. In addition, we have certain non-U.S. subsidiaries that have minimum capital requirements. As a result, such subsidiaries of our Company may be restricted in their ability to transfer cash to their parents.

Cash Flows

The following table is derived from our unaudited Condensed Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
(in thousands)	2020	2019
Net cash provided by operating activities	$120,911	$49,278
Net cash used in investing activities	(6,931)	(2,511)
Net cash used in financing activities	(95,831)	(2,938)

Operating Activities – Cash provided by operating activities during the six months ended June 30, 2020 was $120.9 million, compared to $49.3 million of cash provided by operating activities for the same period in 2019. The $71.6 million increase in cash provided by operating activities was primarily due to a $73.0 million and $13.1 million increase in net income and non-cash items, partially offset by a $14.4 million net decrease in working capital source of cash.

The net decrease in working capital source of cash was primarily due to accounts payable and accrued expenses and compensation which was a $33.5 million use of cash for the six months ended June 30, 2020 compared to a $0.1 million use of cash for the same period last year, due to new and additional operating expenses that the Company did not incur prior to the USAA AMCO acquisition, such as distribution costs paid to third parties and USAA, sub-transfer agent service costs, 529 College Savings Plan expenses, and direct member channel expenses.

Investing Activities – Cash used in investing activities during the six months ended June 30, 2020 was $6.9 million and consisted of property and equipment purchases of $5.3 million and $1.6 million of net trading activity.

For the six months ended June 30, 2019, Cash used in investing activities was $2.5 million and consisted primarily of net trading activity of $1.6 million and $0.9 million of property and equipment purchases.

Financing Activities – Cash used in financing activities during the six months ended June 30, 2020 was $95.8 million and was mostly attributable to repayment of long-term debt under the 2019 Credit Agreement, repurchases of common stock, payment of dividends, and net activity related to stock-based equity awards of $70.3 million, $13.1 million, $7.0 million, and $6.1 million, respectively.

Cash used in financing activities during the six months ended June 30, 2019 was $2.9 million and was mostly attributable to $3.5 million of repurchases of our Class A common stock, slightly offset by $0.7 million in net activity related to stock-based equity awards.

Contractual Obligations

On January 17, 2020, we entered into the First Amendment to the 2019 Credit Agreement with the other loan parties thereto, Barclays Bank PLC, as administrative agent, and the Royal Bank of Canada as fronting bank. Pursuant to the First Amendment, the Company repriced its Term Loan, lowering the interest rate spread by 75 basis points, from 3.25% over LIBOR, to 2.50% over LIBOR. On March 27, 2020, the Company executed a floating-to-fixed interest rate swap transaction to effectively fix the interest rate at 3.465% on $450 million of its outstanding Term Loan through the Term Loan maturity date of July 2026. As of June 30, 2020, the Company recorded a $11.0 million liability, which is included in other liabilities in the unaudited Condensed Consolidated Balance Sheets. Refer to Note 14, Derivatives, for further discussion regarding the swap transaction.

For the six month period ended June 30, 2020, the Company recorded a $0.2 million reduction in contingent consideration arrangement liabilities representing the USAA AMCO Acquisition earn-out payment liability, which is included in consideration payable for acquisition of business in the unaudited Condensed Consolidated Balance Sheets. A maximum of $150.0 million ($37.5 million per year) in contingent payments is payable to sellers based on the annual revenue of USAA Adviser attributable to all “non-managed money”-related AUM in each of the first four years following the closing.

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

As of June 30, 2020 and December 31, 2019, the amount of cash bonuses and distributions related to dividends previously declared on unvested and outstanding restricted share awards and stock options totaled $1.3 million, which was not recorded as a liability as of the balance sheet date. A liability will be recorded for these cash bonuses and dividends when the restricted shares and options vest.

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

The value of our AUM was approximately $129 billion at June 30, 2020. A 10% increase or decrease in the value of our AUM, if proportionately distributed over all of our strategies, products and client relationships, would cause an annualized increase or decrease in our revenues of approximately $73.5 million at our weighted-average fee rate of 57 basis points for the quarter ended June 30, 2020. Because of declining fee rates from larger relationships and differences in our fee rates across investment strategies, a change in the composition of our AUM, in particular, an increase in the proportion of our total AUM attributable to strategies, clients or relationships with lower effective fee rates, could have a material negative impact on our overall weighted-average fee rate. The same 10% increase or decrease in the value of our total AUM, if attributed entirely to a proportionate increase or decrease in the AUM of the Victory Funds and USAA Funds, to which we provide a range of services in addition to those provided to institutional separate accounts, would cause an annualized increase or decrease in our revenues of approximately $80.7 million at the Victory Funds’ and USAA Funds’ aggregate weighted-average fee rate of 63 basis points for the quarter ended June 30, 2020. If the same 10% increase or decrease in the value of our total AUM was attributable entirely to a proportionate increase or decrease in the assets of our institutional separate accounts, it would cause an annualized increase or decrease in our revenues of approximately $46.4 million at the weighted-average fee rate across all of our institutional separate accounts of 36 basis points for the quarter ended June 30, 2020.

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

We have not adopted a corporate-level risk management policy to manage this exchange rate risk. Assuming 9% of our AUM are invested in securities denominated in currencies other than the U.S. dollar and excluding the impact of any hedging arrangement, a 10% increase or decrease in the value of the U.S. dollar would decrease or increase the fair value of our AUM by approximately $1,162 million, which would cause an annualized increase or decrease in revenues of approximately $6.6 million at our weighted-average fee rate for the business of 57 basis points for the quarter ended June 30, 2020.

We operate in several foreign countries and incur operating expenses associated with these operations. In addition, we have revenue and revenue-sharing arrangements that are denominated in non-U.S. currencies. We do not believe foreign currency fluctuations materially affect our results of operations.

Interest Rate Risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. On March 27, 2020, the Company executed the Swap, a floating-to-fixed interest rate swap transaction, to effectively fix the interest rate at 3.465% on $450 million of its outstanding Term Loan through the Term Loan maturity date of July 2026. Refer to Note 14, Derivatives, for further information on the Swap. At June 30, 2020, we were exposed to interest rate risk as a result of the unhedged amounts outstanding under the 2019 Credit Agreement. Refer to Note 9, Debt, for a description of the amounts outstanding as of such date and the applicable interest rate.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) at June 30, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The share repurchase program authorized in 2019 for $15.0 million of the Company’s Class A common stock was completed in June 2020. On May 26, 2020, our Board of Directors approved a new common stock repurchase program authorizing the Company to repurchase up to an aggregate of $15.0 million of the Company’s Class A common stock through December 31, 2021. Under the new program, which commenced immediately upon completion of the 2019 program, the Company may purchase its shares in privately negotiated transactions, through block trades, pursuant to open market purchases, or pursuant to any trading plan adopted in compliance with Rule 10b5-1. The manner, timing, share number and price, of the repurchases will be determined by the Company, subject to market conditions, applicable securities laws, alternative investment opportunities and other factors. The Board’s authorization does not obligate the Company to acquire any particular amount of Class A common stock, and may be modified, suspended or terminated at any time. The following table sets out information regarding purchases of equity securities by the Company for the three months ended June 30, 2020.

			Total Number of Shares	Approximate Dollar Value
	Total Number of	Average Price	of Class A Common	That May Yet Be Purchased
	Shares of Class A	Paid Per Share	Stock Purchased as Part of	Under Outstanding
	Common Stock	of Class A	Publicly Announced	Plans or Programs
Period	Purchased	Common Stock	Plans or Programs	(in millions)
April 1-30, 2020	140,050	$14.78	140,050	$2.0
May 1-31, 2020	125,593	15.12	125,593	0.1
June 1-30, 2020	191,225	16.83	191,225	11.9
Total	456,868	$15.73	456,868

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

On August 6, 2020, the Compensation Committee of the Board of Directors of Victory Capital Management, Inc. (the "Company") approved a relocation package for David C. Brown, the Company’s Chairman and Chief Executive Officer in connection with his relocation to San Antonio.  The Company’s Board of Directors requested that Mr. Brown relocate, and Mr. Brown agreed so that he and his family could live in the community in which the Company moved its corporate headquarters to in 2019.  The relocation package consists of (a) customary closing costs on the sale of his existing house and the purchase of a new house, (b) loss associated with the sale of his existing house, (c) moving and transportation expenses, and (d) other miscellaneous amounts in connection with the relocation. The aggregate amount of Mr. Brown’s relocation package shall not exceed $425,000. In addition, Mr. Brown will also receive a tax gross-up payment at a fixed percentage of the eligible taxable payments under this package.

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
101

The following information formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2020 and 2019, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019, (v) Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2020 and 2019 and the three months ended June 30, 2020 and 2019 and, (vi) Notes to Unaudited Condensed Consolidated Financial Statements for the three months ended June 30, 2020 and 2019.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of August, 2020.

VICTORY CAPITAL HOLDINGS, INC.

By:	/s/ MICHAEL D. POLICARPO
	Name:	Michael D. Policarpo
	Title:	President, Chief Financial Officer and Chief Administrative Officer