Form 10-Q
period 2020-09-30
Victory Capital Holdings, Inc.
filed 2020-11-06
CIK 1570827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, as of October 31, 2020 was 16,304,521 and 51,175,828 respectively.

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

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except shares data)

	September 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$56,284	$37,121
Receivables	79,196	95,093
Prepaid expenses	5,335	4,852
Investments	19,617	19,076
Property and equipment, net	18,741	13,240
Goodwill	404,750	404,750
Other intangible assets, net	1,165,763	1,175,471
Other assets	4,305	3,706
Total assets	$1,753,991	$1,753,309

Liabilities and stockholders' equity
Accounts payable and accrued expenses	$56,313	$89,203
Accrued compensation and benefits	40,859	54,842
Consideration payable for acquisition of business	120,500	118,700
Deferred tax liability, net	28,117	5,486
Other liabilities	32,768	22,668
Long-term debt, net	815,877	924,539
Total liabilities	1,094,434	1,215,438

Stockholders' equity
Class A common stock, $0.01 par value per share: 2020 - 400,000,000 shares authorized, 19,350,111 shares issued and 16,438,709 shares outstanding; 2019 - 400,000,000 shares authorized, 18,099,772 shares issued and 16,414,617 shares outstanding	193	181
Class B common stock, $0.01 par value per share: 2020 - 200,000,000 shares authorized, 54,400,113 shares issued and 51,165,503 shares outstanding; 2019 - 200,000,000 shares authorized, 53,937,394 shares issued and 51,281,512 shares outstanding	544	539
Additional paid-in capital	641,467	624,766
Class A treasury stock, at cost: 2020 - 2,911,402 shares; 2019 - 1,685,155 shares	(42,488)	(21,524)
Class B treasury stock, at cost: 2020 - 3,234,610 shares; 2019 - 2,655,882 shares	(42,576)	(31,386)
Accumulated other comprehensive loss	(8,987)	—
Retained earnings (deficit)	111,404	(34,705)
Total stockholders' equity	659,557	537,871
Total liabilities and stockholders' equity	$1,753,991	$1,753,309

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue
Investment management fees	$137,240	$155,406	$414,153	$307,859
Fund administration and distribution fees	51,416	59,574	160,810	85,960
Total revenue	188,656	214,980	574,963	393,819

Expenses
Personnel compensation and benefits	47,375	55,556	144,051	125,599
Distribution and other asset-based expenses	39,123	57,202	135,613	89,151
General and administrative	13,196	17,654	38,373	31,828
Depreciation and amortization	3,936	7,768	12,152	18,253
Change in value of consideration payable for acquisition of business	2,000	—	1,800	(14)
Acquisition-related costs	1,148	16,386	1,056	21,950
Restructuring and integration costs	1,285	4,841	4,888	6,629
Total operating expenses	108,063	159,407	337,933	293,396

Income from operations	80,593	55,573	237,030	100,423

Other (expense) income
Interest income and other (expense) income	1,120	2,742	(86)	5,231
Interest expense and other financing costs	(8,187)	(16,856)	(29,305)	(26,000)
Loss on debt extinguishment	(758)	(7,409)	(1,675)	(7,409)
Total other expense, net	(7,825)	(21,523)	(31,066)	(28,178)

Income before income taxes	72,768	34,050	205,964	72,245

Income tax expense	(17,027)	(8,058)	(48,337)	(17,343)

Net income	$55,741	$25,992	$157,627	$54,902

Earnings per share of common stock
Basic	$0.82	$0.38	$2.33	$0.81
Diluted	$0.76	$0.35	$2.14	$0.75

Weighted average number of shares outstanding
Basic	67,743	67,724	67,785	67,610
Diluted	73,437	73,671	73,703	73,300

Dividends declared per share of common stock	$0.06	$0.05	$0.16	$0.05

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$55,741	$25,992	$157,627	$54,902

Other comprehensive loss, net of tax
Net unrealized loss on cash flow hedges	(621)	—	(8,970)	—
Net unrealized gain (loss) on foreign currency translation	37	(25)	(17)	(21)
Total other comprehensive loss, net of tax	(584)	(25)	(8,987)	(21)

Comprehensive income	$55,157	$25,967	$148,640	$54,881

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In thousands)

						Accumulated
					Additional	Other	Retained
	Common Stock		Treasury Stock		Paid-In	Comprehensive	(Deficit)
	Class A	Class B	Class A	Class B	Capital	Loss	Earnings	Total
Balance, December 31, 2019	$181	$539	$(21,524)	$(31,386)	$624,766	$—	$(34,705)	$537,871
Issuance of common stock	—	—	—	—	26	—	—	26
Share conversion - Class B to A	4	(4)	—	—	—	—	—	—
Repurchase of shares	—	—	(4,394)	—	—	—	—	(4,394)
Shares withheld related to net settlement of equity awards	—	—	—	(8,787)	—	—	—	(8,787)
Vesting of restricted share grants	—	7	—	—	(7)	—	—	—
Exercise of options	—	3	—	—	1,690	—	—	1,693
Other comprehensive loss	—	—	—	—	—	(4,887)	—	(4,887)
Share-based compensation	—	—	—	—	5,993	—	—	5,993
Dividends paid	—	—	—	—	—	—	(3,601)	(3,601)
Net income	—	—	—	—	—	—	57,166	57,166
Balance, March 31, 2020	185	545	(25,918)	(40,173)	632,468	(4,887)	18,860	581,080
Issuance of common stock	—	—	—	—	32	—	—	32
Share conversion - Class B to A	2	(2)	—	—	—	—	—	—
Repurchase of shares	—	—	(7,186)	—	—	—	—	(7,186)
Shares withheld related to net settlement of equity awards	—	—	—	(739)	—	—	—	(739)
Vesting of restricted share grants	—	2	—	—	(2)	—	—	—
Exercise of options	—	—	—	—	1	—	—	1
Other comprehensive loss	—	—	—	—	—	(3,516)	—	(3,516)
Share-based compensation	—	—	—	—	3,887	—	—	3,887
Dividends paid	—	—	—	—	—	—	(3,439)	(3,439)
Net income	—	—	—	—	—	—	44,720	44,720
Balance, June 30, 2020	$187	$545	$(33,104)	$(40,912)	$636,386	$(8,403)	$60,141	$614,840
Issuance of common stock	—	—	—	—	35	—	—	35
Share conversion - Class B to A	6	(6)	—	—	—	—	—	—
Repurchase of shares	—	—	(9,384)	—	—	—	—	(9,384)
Shares withheld related to net settlement of equity awards	—	—	—	(1,664)	—	—	—	(1,664)
Vesting of restricted share grants	—	2			(2)	—	—	—
Exercise of options	—	3	—	—	1,425	—	—	1,428
Other comprehensive loss	—	—	—	—	—	(584)	—	(584)
Share-based compensation	—	—	—	—	3,623	—	—	3,623
Dividends paid	—	—	—	—	—	—	(4,478)	(4,478)
Net income	—	—	—	—	—	—	55,741	55,741
Balance, September 30, 2020	$193	$544	$(42,488)	$(42,576)	$641,467	$(8,987)	$111,404	$659,557

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In thousands)

						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-In	Comprehensive	Retained
	Class A	Class B	Class A	Class B	Capital	(Loss) Income	Deficit	Total
Balance, December 31, 2018	$153	$553	$(8,045)	$(21,719)	$604,401	$(86)	$(119,709)	$455,548
Issuance of common stock	—	—	—	—	13	—	—	13
Share conversion - Class B to A	4	(4)	—	—	—	—	—	—
Repurchase of shares	—	—	(1,344)	—	—	—	—	(1,344)
Shares withheld related to net settlement of equity awards	—	—	—	(318)	—	—	—	(318)
Exercise of options	—	1	—	—	220	—	—	221
Cumulative effect of adoption of ASU 2016-01 and 2018-02	—	—	—	—	—	62	(62)	—
Other comprehensive income	—	—	—	—	—	12	—	12
Share-based compensation	—	—	—	—	1,547	—	—	1,547
Dividends paid	—	—	—	—	—	—	(41)	(41)
Net income	—	—	—	—	—	—	14,527	14,527
Balance, March 31, 2019	157	550	(9,389)	(22,037)	606,181	(12)	(105,285)	470,165
Issuance of common stock	—	—	—	—	16	—	—	16
Share conversion - Class B to A	8	(8)	—	—	—	—	—	—
Repurchase of shares	—	—	(1,948)	—	—	—	—	(1,948)
Shares withheld related to net settlement of equity awards	—	—	—	(123)	—	—	—	(123)
Exercise of options	—	2	—	—	733	—	—	735
Other comprehensive loss	—	—	—	—	—	(8)	—	(8)
Share-based compensation	—	—	—	—	3,755	—	—	3,755
Dividends paid	—	—	—	—	—	—	(24)	(24)
Net income	—	—	—	—	—	—	14,383	14,383
Balance, June 30, 2019	$165	$544	$(11,337)	$(22,160)	$610,685	$(20)	$(90,926)	$486,951
Issuance of common stock	—	—	—	—	15	—	—	15
Share conversion - Class B to A	13	(13)	—	—	—	—	—	—
Repurchase of shares	—	—	(5,103)	—	—	—	—	(5,103)
Shares withheld related to net settlement of equity awards	—	—	—	(4,001)	—	—	—	(4,001)
Vesting of restricted share grants	—	1	—	—	(1)	—		—
Exercise of options	—	5	—	—	1,956	—		1,961
Other comprehensive income/(loss)	—	—	—	—	—	(25)	—	(25)
Share-based compensation	—	—	—	—	4,814	—	—	4,814
Dividends paid	—	—	—	—	—	—	(3,919)	(3,919)
Net income	—	—	—	—	—	—	25,992	25,992
Balance, September 30, 2019	$178	$537	$(16,440)	$(26,161)	$617,469	$(45)	$(68,853)	$506,685

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net income	$157,627	$54,902
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	25,439	3,310
Depreciation and amortization	12,152	18,253
Deferred financing costs and derivative and accretion expense	3,411	2,612
Stock-based and deferred compensation	14,187	13,928
Change in fair value of contingent consideration obligations	1,800	(14)
Unrealized depreciation (appreciation) on investments	1,432	(1,409)
Net gain on equity method investment	—	(2,683)
Loss on debt extinguishment	1,675	7,409
Changes in operating assets and liabilities:
Receivables	15,487	(11,366)
Prepaid expenses	(483)	(1,955)
Other assets	(11)	(43)
Accounts payable and accrued expenses	(34,160)	74,713
Accrued compensation and benefits	(13,994)	8,501
Other liabilities	(1,842)	1,527
Net cash provided by operating activities	182,720	167,685

Cash flows from investing activities
Purchases of property and equipment	(7,046)	(2,920)
Purchases of trading securities	(5,252)	(4,606)
Sales of trading securities	3,279	2,342
Purchases of available-for-sale securities	(275)	(104)
Sales of available-for-sale securities	274	104
(Purchase) sale of equity method investment	(1,500)	10,572
Acquisition of business	—	(851,276)
Net cash used in investing activities	(10,520)	(845,888)

Cash flows from financing activities
Issuance of Class A common stock, net of underwriter discount	93	44
Issuance of Class B common stock from exercise of stock options	3,122	2,917
Repurchase of common stock	(22,821)	(9,342)
Payments of taxes related to net share settlement of equity awards	(9,145)	(3,497)
Proceeds from long-term senior debt	—	1,088,503
Payment of debt financing fees	—	(19,820)
Repayments and repurchases of long-term senior debt	(113,387)	(343,000)
Repayment of promissory note	—	(96)
Payment of dividends	(11,518)	(3,984)
Receipt (payment) of consideration for acquisition	649	(6,017)
Net cash (used in) provided by financing activities	(153,007)	705,708

Effect of changes of foreign exchange rate on cash and cash equivalents	(30)	(33)

Net increase in cash and cash equivalents	19,163	27,472
Cash and cash equivalents, beginning of period	37,121	51,491
Cash and cash equivalents, end of period	$56,284	$78,963

Supplemental cash flow information
Cash paid for interest	$32,371	$8,216
Cash paid for income taxes	27,729	9,540

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. ORGANIZATION AND NATURE OF BUSINESS

Victory Capital Holdings, Inc., a Delaware corporation (along with its wholly-owned subsidiaries, collectively referred to as the “Company,” “Victory,” or in the first-person notations of “we,” “us,” and “our”), was formed on February 13, 2013 for the purpose of acquiring Victory Capital Management Inc. (“VCM”) and Victory Capital Services, Inc. (“VCS”), formerly known as Victory Capital Advisers, Inc., on August 1, 2013. On February 12, 2018, the Company completed the initial public offering (the “IPO”) of its Class A common stock, which trades on the NASDAQ under the symbol “VCTR.”

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

In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the financial condition, results of operations, and cash flows for the interim periods presented. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the operations of the Company and its wholly-owned subsidiaries, after elimination of all intercompany balances and transactions.

On September 20, 2020, the Company acquired a 15% equity interest in Alderwood Partners LLP (“Alderwood”). Alderwood’s operating entity, Alderwood Capital, is a London-based investment advisory firm focused on taking minority stakes in specialist boutique asset management businesses. The Company analyzed its investment in Alderwood under the voting interest model and determined that it would not consolidate Alderwood as it does not have a controlling financial interest.

The Company’s involvement with non-consolidated variable interest entities (“VIEs”) include sponsored investment funds and, in 2019, an equity method investment. For further discussion regarding VIEs, refer to Note 2, Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. For further discussion regarding equity method investments, refer to Note 15, Equity Method Investment.

Use of Estimates and Assumptions

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements and the notes. Actual results may ultimately differ materially from those estimates.

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. The global spread of COVID-19 has created significant volatility, uncertainty, and economic disruption. COVID-19 did not have a material adverse effect on our reported results for the three and nine months ended September 30, 2020.

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

Recently Issued Accounting Standards

•

Subsequent Measurement of Goodwill: In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) (“ASU 2017-04”) which simplifies the test for goodwill impairment. ASU 2017-04 eliminates the requirement to calculate the implied fair value of goodwill (step two) to measure a goodwill impairment charge. Goodwill impairment will be based upon the results of step one of the impairment test, which is defined as the excess of the carrying amount of a reporting unit over its fair value, not to exceed the carrying amount of goodwill allocated to that reporting unit. The effective date for calendar-year public business entities was January 1, 2020. Due to the Company’s status as an emerging growth company (“EGC”), the new guidance will be effective for the Company’s fiscal year that begins on January 1, 2021 and requires a prospective approach to adoption. Early adoption is permitted for interim or annual goodwill impairment tests. The impact of this new guidance will depend upon the performance of the Company’s one reporting unit and the market conditions impacting the fair value.

•

Leases: In February 2016, the FASB issued ASU 2016‑02, Leases (Topic 842) (the “New Lease Standard”) which supersedes previous lease guidance, Accounting Standards Codification (“ASC”) Topic 840 (“ASC Topic 840”). The New Lease Standard requires lessees to recognize a right-of-use asset and a lease liability for all leases (with the exception of short-term leases) on their balance sheet at the commencement date and recognize expenses on their income statement similar to ASC Topic 840 guidance. In addition, the FASB issued ASU 2018-11, Leases Targeted Improvements, which provides a package of practical expedients for entities to apply upon adoption. The effective date for calendar-year public business entities was January 1, 2019. In June 2020, the FASB deferred the effective date of the New Lease Standard for private companies and other companies who had not yet been required to adopt the standard. Due to the Company’s EGC status, the New Lease Standard will be adopted on January 1, 2022.

Management has assessed and evaluated the Company’s portfolio of active real estate leases and is currently surveying the business for other leases. As outlined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, the Company has approximately $23 million in undiscounted, future minimum cash commitments under net operating leases. The New Lease Standard is expected to result in a gross up of assets and liabilities on the Consolidated Balance Sheets and to have no material impact on the Consolidated Statements of Operations or the Company’s liquidity or debt covenant compliance under the current credit agreement.

•

Expected Credit Losses: In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 creates a new model for determining current expected credit losses (“CECL”) on trade and other receivables, net investments in leases, contract assets and long-term receivables. The CECL impairment model requires companies to consider the risk of loss even if it is remote and to include forecasts of future economic conditions as well as information about past events and current conditions. The effective date for calendar-year public business entities is January 1, 2020. As an EGC, the Company currently expects to adopt ASU 2016-13 on January 1, 2023. The Company is currently reviewing the effect of this new standard on its consolidated financial statements.

NOTE 3. Revenue RECOGNITION

In accordance with the new revenue recognition standard requirements, the following table disaggregates our revenue by type and product:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Investment management fees
Mutual funds (Victory/USAA Funds)	$112,983	$125,928	$337,355	$228,855
ETFs (VictoryShares)	2,890	3,116	8,498	7,172
Separate accounts and other vehicles	24,318	26,512	71,920	72,379
Performance-based fees
Mutual funds (USAA Funds)	(2,699)	—	(2,699)	—
Separate accounts and other vehicles	(252)	(150)	(921)	(547)
Total investment management fees	$137,240	$155,406	$414,153	$307,859

Fund administration and distribution fees
Administration fees
Mutual funds (Victory/USAA Funds)	$27,605	$30,098	$83,948	$40,734
ETFs (VictoryShares)	370	378	1,055	924
Distribution fees
Mutual funds (Victory/USAA Funds)	6,296	7,674	18,999	22,878
Transfer agent fees
Mutual funds (USAA Funds)	17,145	21,424	56,808	21,424
Total fund administration and distribution fees	$51,416	$59,574	$160,810	$85,960

Total revenue	$188,656	$214,980	$574,963	$393,819

The following table presents balances of receivables:

(in thousands)	September 30, 2020	December 31, 2019
Customer receivables
Mutual funds (Victory/USAA Funds)	$55,383	$64,407
ETFs (VictoryShares)	1,196	1,391
Separate accounts and other vehicles	19,519	27,836
Receivables from contracts with customers	76,098	93,634
Non-customer receivables	3,098	1,459
Total receivables	$79,196	$95,093

Revenue

The Company’s revenue includes fees earned from providing;

•	investment management services,
•	fund administration services,
•	fund transfer agent services, and
•	fund distribution services.

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

Performance‑based investment management fees, which include fees under performance fee and fulcrum fee arrangements, are included in the transaction price for providing investment management services. Performance-based investment management fees are calculated as a percentage of investment performance on a client’s account versus a specified benchmark or hurdle based on the terms of the contract with the customer. Performance-based investment management fees are variable consideration and are recognized as revenue when and to the extent that it is probable that a significant reversal of the cumulative revenue for the contractual performance period will not occur. Performance-based investment management fees recognized as revenue in the current period may pertain to performance obligations satisfied in prior periods. Fulcrum fee arrangements include a base investment management fee and a performance fee adjustment to the base investment management fee depending on whether the assets being managed experienced better or worse investment performance than the index specified in the customer’s contract. The performance fee adjustment arrangement with certain equity and fixed income USAA Funds took effect on July 1, 2020 and is calculated monthly based on the investment performance of those funds relative to their specified benchmark indexes over the discrete performance period ending with that month.

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

Purchase Price

During the first quarter of 2020, the Company received a post-closing purchase price adjustment of $0.7 million in cash from the sellers related to net working capital adjustments. No further adjustments were recorded through the end of the measurement period on June 30, 2020. There has been no change in the goodwill balance from December 31, 2019 to September 30, 2020.

Total cumulative consideration paid for the USAA AMCO Acquisition was $949.4 million, comprised of $851.3 million of cash paid at closing plus the acquisition date value of contingent payments due to sellers of $98.8 million less $0.7 million in net working capital adjustments settled in the first quarter of 2020.

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

Contingent Consideration

The Company expects to pay to sellers in the fourth quarter of 2020 the maximum amount of $37.5 million for the first annual earnout period for the USAA AMCO Acquisition. The fair value of contingent consideration payable to sellers at September 30, 2020 was estimated to be $120.5 million, which includes the $37.5 million expected to be paid for the first earnout period, as compared to $118.7 million at December 31, 2019.

The increase in the contingent consideration liability of $2.0 million and $1.8 million in the three and nine months ended September 30, 2020, respectively, was recorded in change in value of consideration payable for acquisition of business in the unaudited Condensed Consolidated Statements of Operations.

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

As of September 30, 2020, the projected annual growth rate for “non-managed money” revenue was approximately 3%. The market price of risk and revenue volatility of approximately 7% and 16%, respectively, were based on data for comparable companies. As the contingent consideration represents a subordinate, unsecured claim of the Company, the Company has assessed a discount rate of approximately 4.5%, which incorporates adjustments for credit risk and the subordination of the contingent consideration. Total estimated undiscounted earn out payments ranged from $128 million to $150 million, the maximum amount payable to sellers.

Actual and Pro Forma Results for USAA Acquired Companies

Revenue of the USAA Acquired Companies is included in the Company’s results as from July 1, 2019. For the six months ended June 30, 2020, revenue of the USAA Acquired Companies was $221.3 million. Net income attributable to the USAA Acquired Companies for the six months ended June 30, 2020 is impractical to determine as the Company does not prepare discrete financial information at level.

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

Unaudited
Nine Months Ended
(in thousands, except per share amount)	September 30, 2019
Revenue	$632.9
Net income	$76.5

Earnings per share of common stock
Basic	$1.13
Diluted	$1.04

Weighted average number of shares outstanding
Basic	67,610
Diluted	73,300

Acquisition-Related Costs

Costs related to acquisitions are summarized below and include legal and filing fees, advisory services, mutual fund proxy voting costs and other one-time expenses related to the transactions. These costs are included in acquisition-related costs in the unaudited Condensed Consolidated Statements of Operations.

	Acquisition-related costs
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
USAA AMCO Acquisition	$776	$16,235	$664	$21,043
Other	372	151	392	907
Total acquisition-related costs	$1,148	$16,386	$1,056	$21,950

Restructuring and Integration Costs

In connection with business combinations, asset purchases and changes in business strategy, the Company incurs costs integrating investment platforms, products and personnel into existing systems, processes and service provider arrangements and restructuring the business to capture operating expense synergies.

The following table presents the rollforward of restructuring and integration liabilities, which are recorded in accounts payable and accrued expenses in the unaudited Condensed Consolidated Balance Sheets, for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Liability balance, beginning of period	$2.8	$1.5	$3.0	$0.1
Severance Expense - USAA AMCO	—	3.7	0.9	5.2
Integration costs - USAA AMCO	1.3	1.1	4.0	1.4
Total restructuring and integration costs	1.3	4.8	4.9	6.6
Settlement of liabilities	(1.2)	(4.4)	(5.0)	(4.8)
Liability balance, end of period	$2.9	$1.9	$2.9	$1.9

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

The table below shows liabilities measured at fair value on a recurring basis.

	As of September 30, 2020
(in thousands)	Total	Level 1	Level 2	Level 3
Financial Liabilities
Interest Rate Swap Liability	$(11,772)	$-	$(11,772)	$-
Contingent Consideration Arrangements(1)	(120,500)	-	-	(120,500)
Total Financial Liabilities	$(132,272)	$-	$(11,772)	$(120,500)

	As of December 31, 2019
(in thousands)	Total	Level 1	Level 2	Level 3
Financial Liabilities
Contingent Consideration Arrangements(1)	$(118,700)	$-	$-	$(118,700)
Total Financial Liabilities	$(118,700)	$-	$-	$(118,700)

(1)	Refer to Note 4, Acquisitions, for further information regarding the Company’s contingent consideration arrangements.

The Swap liability represents amounts owed as of September 30, 2020 under a floating-to-fixed interest rate swap transaction entered into by the Company on March 27, 2020. The Swap effectively fixed the interest rate at 3.465% on $450 million of the outstanding Term Loan balance through the Term Loan’s maturity in July 2026. The fair value of the Swap is included in other liabilities on the unaudited Condensed Consolidated Balance Sheets at September 30, 2020. Pricing was determined based on a third party, model-derived valuation in which all significant inputs are observable in active markets (Level 2). Refer to Note 14, Derivatives, for further detail on the Swap.

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

The following table presents the balance of the contingent consideration arrangement liabilities at December 31, 2019 and September 30, 2020, respectively.

(in thousands)	Contingent Consideration Liabilities
Balance, December 31, 2019	$(118,700)
USAA AMCO change in fair value measurement	(1,800)
Balance, September 30, 2020	$(120,500)

There were no transfers between any of the Level 1, 2 and 3 categories in the fair value measurement hierarchy from December 31, 2019 to September 30, 2020. The Company recognizes transfers at the end of the reporting period.

The net carrying value of accounts receivable and accounts payable approximates fair value due to the short‑term nature of these assets and liabilities. The fair value of our long-term debt at September 30, 2020 is considered to be its carrying value as the interest rate on the bank debt is variable and approximates current market rates. As a result, Level 2 inputs are utilized to determine the fair value of our long‑term debt.

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
•

Realized and unrealized gains and losses and dividend income on investments in the Victory Funds and USAA Funds classified as available-for-sale securities and investments in the Victory Funds and USAA Funds classified as trading securities and dividend income on investments in the USAA Treasury Money Market Fund are recorded in interest income and other income (expense) in the unaudited Condensed Consolidated Statements of Operations.

•

Amounts due to the Victory Funds, USAA Funds and VictoryShares for waivers of investment management fees and reimbursements of fund operating expenses are included in accounts payable and accrued expenses in the unaudited Condensed Consolidated Balance Sheets and represent consideration payable to customers.

(in thousands)	September 30, 2020	December 31, 2019
Related party assets
Cash and cash equivalents	$10,088	$10,060
Receivables (investment management fees)	41,008	47,872
Receivables (fund administration and distribution fees)	16,960	19,313
Investments (available-for-sale securities, fair value)	785	771
Investments (trading securities, fair value)	18,518	17,914
Total	$87,359	$95,930

Related party liabilities
Accounts payable and accrued expenses (fund reimbursements)	$5,330	$4,316

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Related party revenue
Investment management fees	$115,376	$130,361	$348,653	$239,869
Fund administration and distribution fees	51,416	59,574	160,809	85,960
Total	$166,792	$189,935	$509,462	$325,829

Related party other income (expense)
Interest income and other income (expense)	$828	$(342)	$(1,268)	$1,473

NOTE 7. Investments

As of September 30, 2020 and December 31, 2019, the Company held both available-for-sale securities and trading securities. Available-for-sale investments consist entirely of seed capital investments in certain Victory Funds and USAA Funds. Trading securities are held under a deferred compensation plan and include Victory Funds, USAA Funds and third party mutual funds.

Available‑For‑Sale Securities

A summary of the cost and fair value of investments classified as available-for-sale were as follows:

		Gross Unrealized		Fair
(in thousands)	Cost	Gains	(Losses)	Value
As of September 30, 2020	$702	$90	$(7)	$785
As of December 31, 2019	696	85	(10)	771

Unrealized and realized gains and losses on available‑for‑sale investments are recognized in the accompanying unaudited Condensed Consolidated Statements of Operations as “Interest income and other income (expense).” There were no proceeds from sales and realized gains and losses from available-for-sale securities for the three months ended September 30, 2020 and 2019. For the nine month periods ended September 30, 2020 and 2019 proceeds from sales and realized gains and losses from available-for-sale securities were as follows:

	Sale	Realized
(in thousands)	Proceeds	Gains	(Losses)
For the nine months ended September 30, 2020	$274	$18	$(13)
For the nine months ended September 30, 2019	104	4	—

Trading Securities

A summary of the cost and fair value of investments classified as trading securities were as follows:

		Gross Unrealized		Fair
(in thousands)	Cost	Gains	(Losses)	Value
As of September 30, 2020	$20,420	$449	$(2,037)	$18,832
As of December 31, 2019	18,670	733	(1,098)	18,305

Unrealized and realized gains and losses on trading securities are recorded in interest income and other income (expense) in the unaudited Condensed Consolidated Statements of Operations. Proceeds from sales and realized gains and losses from trading securities in the periods ended September 30, 2020 and 2019 were as follows:

	Sale	Realized
(in thousands)	Proceeds	Gains	(Losses)
For the three months ended September 30, 2020	$1,289	$48	$(166)
For the three months ended September 30, 2019	908	1	(29)

	Sale	Realized
(in thousands)	Proceeds	Gains	(Losses)
For the nine months ended September 30, 2020	$3,279	$85	$(308)
For the nine months ended September 30, 2019	2,342	15	(60)

NOTE 8.  Income Taxes

The effective tax rate for the three and nine months ended September 30, 2020 and 2019 differs from the United States federal statutory rate primarily as a result of state and local income taxes, excess tax benefits on share-based compensation and certain non-deductible expenses and for the periods in 2019, expense related to recognizing a liability for unrecorded tax benefits.

For the three months ended September 30, 2020 and 2019, the provision for income taxes was $17.0 million and $8.1 million, or 23.4% and 23.7%, of pre-tax income respectively. For the nine months ended September 30, 2020 and 2019, the provision for income taxes was $48.3 million and $17.3 million, or 23.5% and 24.0% of pre-tax income, respectively.

The effective tax rate for the three and nine months ended September 30, 2020 was slightly lower than the effective tax rate for the same periods in 2019 due to the combination of decreased excess tax benefits on share-based compensation and decreased expense related to state uncertain tax positions.

No valuation allowance was recorded for deferred tax assets in the periods ended September 30, 2020 and 2019.

At September 30, 2020, the Company had no liability for gross unrecognized tax benefits. It had a $0.1 million liability for interest and penalties on previously unrecognized gross tax benefits, which is included in “Other liabilities” in the accompanying unaudited Condensed Consolidated Balance Sheets. The Company expects that the amount of unrecognized tax benefits will change in the next 12 months; however, the Company does not expect the change to have a material impact on its consolidated financial statements.

The following table presents the changes in gross unrecognized tax benefits, excluding interest and penalties, for the three and nine months ended September 30, 2020 and 2019.

(in thousands)	2020	2019
Beginning balance, January 1	$2,582	$—
Additions based on tax positions related to current period	280	—
Reductions related to settlement of tax matters	(908)	—
Ending balance, March 31	$1,954	$—
Additions based on tax positions related to current period	—	—
Reductions related to settlement of tax matters	(1,954)	—
Ending balance, June 30	$—	$—
Additions based on tax positions related to current period	—	—
Reductions related to settlement of tax matters	—	—
Ending balance, September 30	$—	$—

NOTE 9.  Debt

2020 Debt Repricing

Concurrent with the USAA AMCO Acquisition on July 1, 2019, the Company (i) entered into the 2019 Credit Agreement, (ii) repaid all indebtedness outstanding under the previous credit agreement (dated February 2018), and (iii) terminated the previous credit agreement.

On January 17, 2020, the Company entered into the First Amendment (the “First Amendment”) to the 2019 Credit Agreement with the other loan parties thereto, Barclays Bank PLC, as administrative agent, and the Royal Bank of Canada as fronting bank. Pursuant to the First Amendment, the Company repriced the existing term loans (the “Existing Term Loans”) with replacement term loans in an aggregate principal amount of $952.0 million (the “Repriced Term Loans”). The Repriced Term Loans provide for substantially the same terms as the Existing Term Loans, including the same maturity date of July 2026, except that the Repriced Term Loans provide for a reduced applicable margin on LIBOR of 75 basis points. The applicable margin on LIBOR under the Repriced Term Loans is 2.50%, compared to 3.25% under the Existing Term Loans.

The following table summarizes the components of long-term debt under the 2019 Credit Agreement in the unaudited Condensed Consolidated Balance Sheets at September 30, 2020 and December 31, 2019:

(in thousands)	September 30, 2020	December 31, 2019
Term loan principal outstanding	$837,239	$952,000
Unamortized debt issuance costs	(7,959)	(17,230)
Unamortized debt discount	(13,403)	(10,231)
Long-term debt, net	$815,877	$924,539

The 2019 Credit Agreement contains customary affirmative and negative covenants, including covenants that affect, among other things, the ability of the first lien leverage ratio, measured as of the last day of each fiscal quarter on which outstanding borrowings under the revolving credit facility exceed 35.0% of the commitments thereunder (excluding certain letters of credit), of no greater than 3.80 to 1.00. As of September 30, 2020, there were no outstanding borrowings under the revolving credit facility and the Company was in compliance with its financial performance covenant.

A total of $114.8 million of the outstanding term loans under the 2019 Credit Agreement was repaid or repurchased and retired during the first nine months of 2020. The Company repaid $38.0 million in outstanding term loans in the first three months of 2020 and recorded a $1.0 million loss on debt extinguishment. During the three months ended June 30, 2020, the Company repaid or repurchased and retired $33.3 million of outstanding term loans and recorded a $0.1 million gain on debt extinguishment. During the three months ended September 30, 2020, the Company repaid or repurchased and retired $43.5 million of outstanding term loans and recorded a $0.8 million loss on debt extinguishment. Refer to Note 16, Subsequent Events, for information related to term loan activity subsequent to September 30, 2020.

2020 Swap Transaction

On March 27, 2020, the Company executed the Swap, a floating-to-fixed interest rate swap transaction, to effectively fix the interest rate at 3.465% on $450 million of its outstanding term loan through the term loan maturity date of July 2026. Refer to Note 14, Derivatives, for further information on the Swap.

Interest Expense

As of September 30, 2020, the term loans under the 2019 Credit Agreement had an interest period of three months and an interest rate of 2.80%. Including the impact of amortization of debt issuance costs and original issue discount described herein, the effective yield for term loans under the 2019 Credit Agreement as of September 30, 2020 was 3.23%. The following table summarizes the components of interest expense and other financing costs in the unaudited Condensed Consolidated Statements of Operations for the periods ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Interest expense	$6,236	$15,308	$25,260	$22,931
Amortization of debt issuance costs	739	920	2,275	1,650
Amortization of debt discount	367	475	1,136	768
Interest rate swap expense	724	153	205	—
Other	121	—	429	651
Total	$8,187	$16,856	$29,305	$26,000

NOTE 10. Equity

Shares Rollforward

The following tables present the changes in the number of shares of common stock issued and repurchased (in thousands):

	Shares of Common Stock Issued		Shares of Treasury Stock
	Class A	Class B	Class A	Class B
Balance, December 31, 2019	18,100	53,937	(1,685)	(2,656)
Issuance of shares	2	—	—	—
Share conversion - Class B to A	406	(406)	—	—
Repurchase of shares	—	—	(240)	—
Vesting of restricted share grants	—	719	—	—
Exercise of options	—	288	—	—
Shares withheld related to net settlement of equity awards	—	—	—	(445)
Balance, March 31, 2020	18,508	54,538	(1,925)	(3,101)
Issuance of shares	2	—	—	—
Share conversion - Class B to A	207	(207)	—	—
Repurchase of shares	—	—	(457)	—
Vesting of restricted share grants	—	173	—	—
Exercise of options	—	—	—	—
Shares withheld related to net settlement of equity awards	—	—	—	(43)
Balance, June 30, 2020	18,717	54,504	(2,382)	(3,144)
Issuance of shares	2	—	—	—
Share conversion - Class B to A	631	(631)	—	—
Repurchase of shares	—	—	(529)	—
Vesting of restricted share grants	—	197	—	—
Exercise of options	—	330	—	—
Shares withheld related to net settlement of equity awards	—	—	—	(91)
Balance, September 30, 2020	19,350	54,400	(2,911)	(3,235)

	Shares of Common Stock Issued		Shares of Treasury Stock
	Class A	Class B	Class A	Class B
Balance, December 31, 2018	15,281	55,284	(856)	(2,147)
Issuance of shares	1	—	—	—
Share conversion - Class B to A	382	(382)	—	—
Repurchase of shares	—	—	(123)	—
Vesting of restricted share grants	—	40	—	—
Exercise of options	—	72	—	—
Shares withheld related to net settlement of equity awards	—	—	—	(29)
Balance, March 31, 2019	15,664	55,014	(979)	(2,176)
Issuance of shares	1	—	—	—
Share conversion - Class B to A	809	(809)	—	—
Repurchase of shares	—	—	(113)	—
Vesting of restricted share grants	—	4	—	—
Exercise of options	—	150	—	—
Shares withheld related to net settlement of equity awards	—	—	—	(8)
Balance, June 30, 2019	16,474	54,359	(1,092)	(2,184)
Issuance of shares	1	—	—	—
Share conversion - Class B to A	1,331	(1,331)	—	—
Repurchase of shares	—	—	(300)	—
Vesting of restricted share grants	—	169	—	—
Exercise of options	—	487	—	—
Shares withheld related to net settlement of equity awards	—	—	—	(216)
Balance, September 30, 2019	17,806	53,684	(1,392)	(2,400)

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

As of September 30, 2020, a total of 2,911,402 shares of Class A common stock had been repurchased under authorized share repurchase programs at a total cost of $42.5 million for an average price of $14.59 per share. As of September 30, 2020, $2.5 million was available for future purchases and on October 29, 2020, the 2020 Share Repurchase Program was completed. On November 2, 2020, the Company’s Board of Directors authorized the Company to repurchase up to an additional $15.0 million of the Company’s Class A common stock through December 31, 2022 in open market or privately negotiated transactions (“Additional 2020 Share Repurchase Program”). The amount and timing of the purchases under the 2020 Additional Share Repurchase Program will depend on a number of factors including the price and availability of the Company’s shares, trading volume, capital availability, Company performance and general economic and market conditions. The Additional 2020 Share Repurchase Program can be suspended or discontinued at any time. The Additional 2020 Share Repurchase Program expires when $15 million shares of Class A common stock are repurchased or on December 31, 2022.

Quarterly Dividends

During the three months ended September 30, 2020, the Company paid a quarterly dividend of $4.1 million. Dividends paid during the nine months ended September 30, 2020 totaled $11.5 million, comprised of $10.8 million in quarterly dividends and $0.7 million in cash bonuses and distributions related to dividends previously declared upon vesting of restricted stock and stock option awards.

NOTE 11. Share‑Based Compensation

Current Period Activity

During the three months ended September 30, 2020, the Company issued restricted stock awards for 484,010 shares of common stock, of which awards for 11,997 shares were fully vested on the grant date, awards for 57,576 shares vest based on service over a three year period, and awards for 414,437 shares vest based on service over a thirty month period. For the nine months ended September 30, 2020, the Company issued restricted stock awards for 781,843 shares of common stock, of which awards for 30,976 shares were fully vested on the grant date, awards for 336,430 shares vest based on service over a three year period and awards for 414,437 shares vest based on service over a thirty month period.

Stock option award and restricted stock award activity during the nine months ended September 30, 2020 and 2019 was as follows:

	Shares Subject to Stock Option Awards
	Nine Months Ended September 30,
	2020			2019
	Avg wtd	Avg wtd		Avg wtd	Avg wtd
	grant-date	exercise		grant-date	exercise
	fair value	price	Units	fair value	price	Units
Outstanding at beginning of period	$3.83	$6.27	7,880,167	$3.79	$6.12	9,070,052
Granted	—	—	—	7.25	17.64	31,178
Forfeited	5.86	12.40	(8,746)	5.00	9.63	(247,403)
Exercised	3.44	5.06	(617,412)	3.15	4.11	(708,949)
Outstanding at end of the period	$3.86	$6.36	7,254,009	$3.82	$6.24	8,144,878
Vested	$3.73	$5.97	6,641,955	$3.59	$5.51	6,860,289
Unvested	5.30	10.67	612,054	5.06	10.12	1,284,589

	Restricted Stock Awards
	Nine Months Ended September 30,
	2020		2019
	Avg wtd grant-		Avg wtd grant-
	date fair value	Units	date fair value	Units
Unvested at beginning of period	$14.29	3,215,619	$13.17	2,997,856
Granted	16.65	781,843	16.27	1,192,145
Vested	14.35	(1,089,780)	11.06	(212,929)
Forfeited	15.88	(78,839)	13.49	(433,549)
Unvested at end of period	$14.98	2,828,843	$14.25	3,543,523

Dividend Payments

At September 30, 2020 and December 31, 2019, the amount of cash bonuses and distributions related to dividends previously declared on unvested and outstanding restricted share awards and stock options totaled $1.0 million and $1.3 million, respectively, which was not recorded as a liability as of the balance sheet date. A liability will be recorded for these cash bonuses and dividends when the restricted shares and options vest.

Share-Based Compensation Expense

The Company recorded $3.6 million and $4.8 million of share-based compensation expense in the three months ended September 30, 2020 and 2019, respectively, and $13.5 million and $10.1 million of share-based compensation in the nine months ended September 30, 2020 and 2019, respectively, in personnel compensation and benefits in the unaudited Condensed Consolidated Statements of Operations.

NOTE 12. Earnings Per Share

The following table sets forth the reconciliation of basic earnings per share and diluted earnings per share from net income for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands except per share amounts)	2020	2019	2020	2019
Net income	$55,741	$25,992	$157,627	$54,902
Shares:
Basic: Weighted average number of shares outstanding	67,743	67,724	67,785	67,610
Plus: Incremental shares from assumed conversion of dilutive instruments	5,694	5,947	5,918	5,690
Diluted: Weighted average number of shares outstanding	73,437	73,671	73,703	73,300
Earnings per share
Basic:	$0.82	$0.38	$2.33	$0.81
Diluted:	$0.76	$0.35	$2.14	$0.75

Outstanding instruments excluded from the computation of weighted average shares for diluted earnings per share because the effect would be anti-dilutive totaled 43 thousand and 0.3 million for the three months ended September 30, 2020 and 2019, respectively, and 43 thousand and 1.3 million for the nine months ended September 30, 2020 and 2019, respectively. Holders of non-vested share-based compensation awards do not have rights to receive nonforfeitable dividends on the shares covered by the awards.

NOTE 13. Accumulated Other Comprehensive Loss

The following table presents changes in accumulated other comprehensive loss by component for the nine months ended September 30, 2020 and 2019.

	Available-for-		Cumulative
	Sale	Cash Flow	Translation
(in thousands)	Securities	Hedges	Adjustment	Total
Balance, December 31, 2019	$—	$—	$—	$—
Other comprehensive loss before reclassification and tax	—	(11,977)	(23)	(12,000)
Tax impact	—	2,853	6	2,859
Reclassifications, before tax	—	205	—	205
Tax impact	—	(51)	—	(51)
Net current period other comprehensive loss	—	(8,970)	(17)	(8,987)
Balance, September 30, 2020	$—	$(8,970)	$(17)	$(8,987)
Balance, December 31, 2018	$(59)	$—	$(27)	$(86)
Other comprehensive income before reclassification and tax	—	—	(28)	(28)
Tax impact	—	—	7	7
Net current period other comprehensive income	—	—	(21)	(21)
Cumulative effect of adoption of ASU 2016-01 and 2018-02	59	—	3	62
Balance, September 30, 2019	$—	$—	$(45)	$(45)

NOTE 14. DERIVATIVES

Interest Rate Swaps

On March 27, 2020, the Company entered into the Swap to manage interest rate risk associated with a portion of its floating-rate long-term debt. The Company does not purchase or hold any derivative instruments for trading or speculative purposes. Under the terms of the Swap, the Company pays interest at a fixed rate of interest and receive interest that varies with the three-month LIBOR rate. The notional value, fixed rate of interest and expiration date of the Swap as of September 30, 2020 was $450 million – 3.465% – July 1, 2026. Refer to Note 5, Fair Value Measurements, for additional disclosures regarding fair value measurements.

The designation of a derivative instrument as a hedge and its ability to meet the hedge accounting criteria determine how the Company reflects the change in fair value of the derivative instrument. A derivative qualifies for hedge accounting treatment if, at inception, it meets defined correlation and effectiveness criteria. These criteria require that the anticipated cash flows and/or changes in fair value of the hedging instrument substantially offset those of the position being hedged. The Swap is assessed for effectiveness and continued qualification for hedge accounting on a quarterly basis. For the three months ended September 30, 2020 and since inception, the Swap was deemed to be highly effective.

The Swap is designated as a cash flow hedge. Accordingly, the Swap is measured at fair value with mark-to-market gains or losses deferred and included in accumulated other comprehensive loss, net of tax, to the extent the hedge is determined to be effective. Gains or losses from the Swap are reclassified to interest expense in the same period during which the hedged transaction affects earnings. The amount payable to the Swap counterparty at September 30, 2020 of $0.7 million is recorded in other liabilities on the unaudited Condensed Consolidated Balance Sheets.

The following table summarizes the classification of the Swap in the unaudited Condensed Consolidated Balance Sheets at September 30, 2020 and December 31, 2019 (in thousands):

Balance Sheets	Description	September 30, 2020	December 31, 2019
Other liabilities	Fair value of interest rate swap	$11,772	$—
	Notional amount	450,000	—

The following tables summarize the effects of the Swap in the unaudited Condensed Consolidated Statements of Operations and unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2020 and 2019 and (in thousands):

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Statement of Operations	Description	2020	2019	2020	2019
Interest expense and other financing costs	Loss reclassified from AOCL	$724	$—	$205	$—

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Statements of Comprehensive Income	Description	2020	2019	2020	2019
Other comprehensive loss	Loss recognized in AOCL, net of tax	$621	$—	$8,970	$—

NOTE 15. EQUITY METHOD INVESTMENT

On September 20, 2020, the Company acquired, through a wholly owned subsidiary, a 15% interest voting share and income share in Alderwood. Alderwood’s operating entity, Alderwood Capital, is a London-based investment advisory firm focused on taking minority stakes in specialist boutique asset management businesses. The Company has commitments to contribute additional capital of $4.5 million to Alderwood and $50 million to a private fund to be launched by Alderwood, subject to certain terms and conditions.

The Company analyzed its investment in Alderwood under the voting interest model and determined that it does not have a controlling financial interest over Alderwood and should not consolidate under the voting interest model.

Given the level of ownership interest in Alderwood, which is an English limited liability partnership, and the fact that Alderwood will maintain specific ownership accounts for investors, the Company accounts for its investment in Alderwood using the equity method of accounting.

For the three and nine months ended September 30, 2020, the Company recorded no gains or losses from its equity investment in Alderwood. For the three and nine months ended September 30, 2019, the Company recognized a $2.9 million gain on sale of its equity investment in Cerebellum Capital, LLC (“Cerebellum”). Gains and losses on equity method investments, including the gain on sale of the Cerebellum equity investment, are recorded in “Interest income and other income (expense)” in the unaudited Condensed Consolidated Statements of Operations.

Equity method investments are recorded in “Other assets” in the unaudited Condensed Consolidated Balance Sheets. At September 30, 2020, the Company had a $1.5 million investment in Alderwood and no longer held an equity investment in Cerebellum.

NOTE 16. SUBSEQUENT EVENTS

Subsequent to September 30, 2020, the Company repaid $20.0 million in term loan principal, for a total debt reduction of $282.8 million since July 1, 2019.

On November 4, 2020, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.07 per share on the Company’s common stock, an increase of 17% and 40%, respectively, over the third quarter 2020 and second quarter 2020 quarterly cash dividend. The dividend is payable on December 28, 2020, to stockholders of record on December 10, 2020.

On November 4, 2020, the Company announced that its Board of Directors approved the Additional 2020 Share Repurchase Program authorizing the repurchase of up to $15 million of its Class A Common Stock through December 31, 2022. Under the new program, the Company may purchase its shares from time to time in the open market or in privately negotiated transactions. The amount and timing of the purchases will depend on a number of factors including the price and availability of the Company’s shares, trading volume, capital availability, Company performance and general economic and market conditions. The share repurchase program may be suspended or discontinued at any time.

On November 4, 2020, the Company announced the planned acquisition of THB Asset Management (“THB”), an investment management company headquartered in Norwalk, Connecticut. THB currently manages approximately $435 million in the micro-cap, small-cap and mid-cap asset classes, including U.S., global and international strategies. Aligning with the Company’s responsible investing initiatives, all of THB’s strategies have environmental, social and governance (“ESG”) considerations fully integrated into their investment processes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to the “Company,” “Victory,” or in the first-person notations of “we,” “us,” and “our” shall mean Victory Capital Holdings, Inc., a Delaware corporation, and its wholly-owned subsidiaries.

The following discussion is intended to assist in the understanding of our financial position at September 30, 2020 and December 31, 2019, results of operations for the three and nine months ended September 30, 2020 and 2019, and cash flows for the nine months ended September 30, 2020 and 2019, and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2019. This discussion and analysis contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2019.

On March 11, 2020, the World Health Organization declared the outbreak of the novel coronavirus (“COVID-19”) a pandemic. The global spread of COVID-19 has created significant volatility, uncertainty and economic disruption. We are closely monitoring the impact of the outbreak of COVID-19 on all aspects of our business. While COVID-19 did not have a material adverse effect on our reported results for our first three quarters, the extent to which the COVID-19 pandemic impacts our business, operations and financial results going forward will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on economic activity and actions taken in response; and the effect on our ability to sell and provide our services.

Overview

We are a diversified global asset management firm operating a next generation business model combining boutique investment qualities with the benefits of a fully integrated, centralized operating and distribution platform. We have $132.7 billion in assets under management (“AUM”) as of September 30, 2020. Our differentiated model features a scalable operating platform that provides centralized distribution, marketing and operations infrastructure to our Franchises and Solutions. Our earnings are primarily driven by asset-based fees charged for services related to the investment strategies we deliver and consist of investment management, fund administration and distribution fees.

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

We have grown our AUM from $17.9 billion following the management-led buyout with Crestview Partners II GP, L.P. (“Crestview GP”) in August 2013 to $132.7 billion at September 30, 2020. We attribute this growth to our success in sourcing acquisitions and evolving them into organic growers, generating strong investment returns, and developing institutional, retail, and direct distribution channels with deep penetration.

USAA AMCO Acquisition

Effective July 1, 2019, the Company completed the acquisition (the “USAA AMCO Acquisition”) of USAA Asset Management Company (“USAA Adviser”) and Victory Capital Transfer Agency, Inc. (“VCTA”), formally known as the USAA Transfer Agency Company. The transformative acquisition increased AUM by $81.1 billion and significantly impacted our financial results. The acquisition not only increased AUM and revenue, but also introduced additional personnel expenses and new and additional operating expenses such as third party distribution costs, expenses related to a transfer services agreement with USAA, 529 College Savings Plan, and direct distribution channel expenses that the Company did not incur prior to the acquisition. In conjunction with the USAA AMCO Acquisition, the Company entered into the 2019 Credit Agreement, dated July 1, 2019, and obtained a seven-year term loan in an aggregate principal amount of $1.1 billion. All indebtedness outstanding under the previous credit agreement was repaid and terminated as of July 1, 2019.

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

The estimated fair value of contingent consideration arrangements as of September 30, 2020 was $120.5 million and consist of the USAA AMCO earn-out payment liability, which is included in consideration payable for acquisition of business in the unaudited Condensed Consolidated Balance Sheets. Refer to Note 4, Acquisitions, for further details on the USAA AMCO Acquisition.

Business Highlights

Assets under management:

•

AUM at September 30, 2020 increased by $3.6 billion, or 2.8%, to $132.7 billion from $129.1 billion at June 30, 2020, driven by positive market action of $6.6 billion partially offset by net outflows of $3.0 billion. Net flows for the quarter ended September 30, 2020 were comprised of $2.9 billion of long-term outflows and $0.1 billion of short-term outflows.

•

AUM at September 30, 2020 and 2019 was $132.7 billion and $145.8 billion, respectively. We generated $5.4 billion in gross flows and $3.0 billion in net outflows for the three months ended September 30, 2020 compared to $11.9 billion in gross flows and $0.7 billion in net inflows for the same period in 2019.

•

AUM at September 30, 2020 and 2019 was $132.7 billion and $145.8 billion, respectively. We generated $30.0 billion in gross flows and $17.8 billion in net outflows for the nine months ended September 30, 2020 compared to $22.5 billion in gross flows and $3.2 billion in net inflows for the same period in 2019. Net flows for nine months ended September 30, 2020 were comprised of $9.4 billion of long-term outflows and $8.3 billion of short-term outflows.

Investment performance:

•

39 of our Victory Capital mutual funds and ETFs had overall Morningstar ratings of four or five stars and 67% of our fund and ETF AUM were rated four or five stars overall by Morningstar. 55% of our strategies by AUM had investment returns in excess of their respective benchmarks over a one-year period, 70% over a three-year period, 69% over a five-year period and 75% over a ten-year period. On an equal-weighted basis, 43% of our strategies have outperformed their benchmarks over a one-year period, 50% over a three-year period, 53% over a five-year period and 64% over a ten-year period.

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

Financial highlights:

•

Total revenue for the three months ended September 30, 2020 was $188.7 million compared to $215.0 million for the same period in 2019. For the nine months ended September 30, 2020 and 2019, total revenue was $575.0 million and $393.8 million, respectively.

•

Net income was $55.7 million for the three months ended September 30, 2020 compared to $26.0 million for the same period in 2019. For the nine months ended September 30, 2020 and 2019, net income was $157.6 million and $54.9 million, respectively.

•

Adjusted EBITDA was $95.6 million for the three months ended September 30, 2020, or 50.7% of revenue, compared to $96.3 million, or 44.8% of revenue, for the same period in 2019. For the nine months ended September 30, 2020, Adjusted EBITDA was $273.5 million, or 47.6% of revenue, compared to $166.5 million, 42.3% of revenue, for the same period in 2019. Refer to “Supplemental Non-GAAP Financial Information” for further information about the Adjusted EBITDA calculation and reconciliation of generally accepted accounting principles (“GAAP”) net income to Adjusted EBITDA.

•

Adjusted Net Income with tax benefit was $73.4 million for the three months ended September 30, 2020 compared to $67.3 million for the three months ended September 30, 2019. For the nine months ended September 30, 2020, Adjusted Net Income with tax benefit was $206.9 million compared to $120.3 million for the same period in 2019. Refer to “Supplemental Non-GAAP Financial Information” for further information about the Adjusted Net Income calculation and reconciliation of GAAP net income to Adjusted Net Income.

Key Performance Indicators

The following table is a summary of key performance indicators utilized by management to assess results of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions, except for basis points and percentages)	2020	2019	2020	2019
AUM at period end	$132,662	$145,832	$132,662	$145,832
Average AUM	133,096	145,904	135,378	87,670
Gross flows	5,433	11,905	29,935	22,457
Net short term flows	(96)	(65)	(8,311)	(65)
Net long term flows	(2,878)	726	(9,445)	3,314
Net flows	(2,974)	661	(17,756)	3,249
Total revenue	188.7	215.0	575.0	393.8
Revenue on average AUM	56.4 bps	58.5 bps	56.7 bps	60.1 bps
Net income	55.7	26.0	157.6	54.9
Adjusted EBITDA(1)	95.6	96.3	273.5	166.5
Adjusted EBITDA Margin(2)	50.7%	44.8%	47.6%	42.3%
Adjusted Net Income(1)	66.7	60.5	186.7	106.8
Tax benefit of goodwill and acquired intangibles(3)	6.7	6.8	20.2	13.5

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

The following table presents our AUM by asset class as of the dates indicated:

	As of
	September 30,
(in millions)	2020	2019
Fixed Income	$35,848	$37,784
Solutions	30,767	29,579
U.S. Mid Cap Equity	22,540	25,479
U.S. Small Cap Equity	14,453	16,266
U.S. Large Cap Equity	13,242	13,488
Global / Non-U.S. Equity	11,974	11,532
Other	207	243
Total Long-Term Assets	$129,031	$134,371
Money Market & Short-Term Assets	3,631	11,460
Total	$132,662	$145,832

The following tables summarize our asset flows by asset class for the periods indicated:

	U.S. Mid	U.S. Small		U.S. Large	Global /				Money
	Cap	Cap	Fixed	Cap	Non-U.S.			Total	Market /
(in millions)	Equity	Equity	Income	Equity	Equity	Solutions	Other	Long-term	Short-term	Total
For the Three Months Ended September 30, 2020
Beginning AUM	$22,483	$14,083	$35,622	$12,524	$11,130	$29,305	$195	$125,343	$3,727	$129,070
Gross client cash inflows	760	1,061	1,470	147	463	1,155	11	5,067	367	5,433
Gross client cash outflows	(1,890)	(1,175)	(1,850)	(753)	(568)	(1,694)	(16)	(7,944)	(463)	(8,408)
Net client cash flows	(1,129)	(114)	(380)	(606)	(105)	(539)	(5)	(2,878)	(96)	(2,974)
Market appreciation / (depreciation)	1,259	591	607	1,141	948	2,001	19	6,566	1	6,566
Net transfers	(73)	(107)	(2)	182	1	—	(1)	—	—	—
Ending AUM	$22,540	$14,453	$35,848	$13,242	$11,974	$30,767	$207	$129,031	$3,631	$132,662
For the Three Months Ended September 30, 2019
Beginning AUM	$24,203	$15,278	$7,300	$4,108	$5,498	$6,919	$771	$64,077	$—	$64,077
Gross client cash inflows	880	779	4,071	166	326	1,207	28	7,456	4,449	11,905
Gross client cash outflows	(1,396)	(1,069)	(1,789)	(497)	(566)	(1,296)	(118)	(6,730)	(4,514)	(11,244)
Net client cash flows	(516)	(290)	2,282	(331)	(240)	(89)	(90)	726	(65)	661
Market appreciation / (depreciation)	(26)	(249)	528	(301)	(192)	225	(83)	(98)	44	(54)
Net transfers	1,818	1,527	27,674	10,012	6,465	22,523	(354)	69,665	11,482	81,147
Ending AUM	$25,479	$16,266	$37,784	$13,488	$11,532	$29,579	$243	$134,371	$11,460	$145,832

		U.S.		U.S.
	U.S. Mid	Small		Large	Global /				Money
	Cap	Cap	Fixed	Cap	Non-U.S.			Total	Market /
(in millions)	Equity	Equity	Income	Equity	Equity	Solutions	Other	Long-term	Short-term	Total
Nine Months Ended September 30, 2020
Beginning AUM	$26,347	$17,346	$37,973	$14,091	$12,603	$31,649	$236	$140,245	$11,587	$151,832
Gross client cash inflows	3,177	3,291	4,918	600	1,570	3,917	32	17,506	12,429	29,935
Gross client cash outflows	(5,666)	(3,878)	(7,515)	(2,159)	(1,827)	(5,855)	(52)	(26,951)	(20,740)	(47,691)
Net client cash flows	(2,489)	(587)	(2,597)	(1,558)	(256)	(1,938)	(20)	(9,445)	(8,311)	(17,756)
Market appreciation / (depreciation)	(1,220)	(2,142)	749	520	(399)	1,045	(13)	(1,461)	48	(1,413)
Net transfers	(99)	(164)	(278)	190	27	11	5	(307)	307	—
Ending AUM	$22,540	$14,453	$35,848	$13,242	$11,974	$30,767	$207	$129,031	$3,631	$132,662
Nine Months Ended September 30, 2019
Beginning AUM	$20,019	$12,948	$6,836	$3,759	$4,610	$3,767	$823	$52,763	$—	$52,763
Gross client cash inflows	4,656	2,500	4,880	214	1,024	4,578	155	18,008	4,449	22,457
Gross client cash outflows	(5,021)	(3,052)	(2,502)	(809)	(1,048)	(1,940)	(321)	(14,694)	(4,514)	(19,208)
Net client cash flows	(365)	(552)	2,378	(595)	(24)	2,638	(166)	3,314	(65)	3,249
Market appreciation / (depreciation)	4,006	2,345	896	316	480	649	(60)	8,631	44	8,675
Net transfers	1,820	1,526	27,674	10,007	6,465	22,525	(354)	69,661	11,482	81,143
Ending AUM	$25,479	$16,266	$37,784	$13,488	$11,532	$29,579	$243	$134,372	$11,460	$145,832

The following table presents our AUM by distribution channel as of the dates indicated:

	As of September 30,
	2020		2019
(in millions)	Amount	% of total	Amount	% of total
Direct	$65,261	49%	$71,925	49%
Institutional	34,814	26%	38,246	26%
Retail	32,587	25%	35,661	25%
Total AUM(1)	$132,662	100%	$145,832	100%

(1)The allocation of AUM by distribution channel involves the use of estimates and the exercise of judgment.

The following tables summarize our asset flows by vehicle for the periods indicated:

			Separate
			Accounts and
			Other
(in millions)	Mutual Funds (1)	ETFs (2)	Vehicles (3)	Total
Three Months Ended September 30, 2020
Beginning AUM	$100,430	$3,462	$25,179	$129,070
Gross client cash inflows	4,251	18	1,164	5,433
Gross client cash outflows	(6,847)	(139)	(1,421)	(8,408)
Net client cash flows	(2,596)	(121)	(257)	(2,974)
Market appreciation (depreciation)	5,151	147	1,269	6,566
Net transfers	(63)	—	63	—
Ending AUM	$102,921	$3,488	$26,254	$132,662
Three Months Ended September 30, 2019
Beginning AUM	$34,258	$3,093	$26,726	$64,077
Gross client cash inflows	8,383	245	3,277	11,905
Gross client cash outflows	(9,643)	(258)	(1,343)	(11,244)
Net client cash flows	(1,260)	(13)	1,934	661
Market appreciation (depreciation)	267	4	(325)	(54)
Net transfers	80,806	782	(441)	81,147
Ending AUM	$114,071	$3,867	$27,894	$145,832

			Separate
			Accounts and
			Other
(in millions)	Mutual Funds (1)	ETFs (2)	Vehicles (3)	Total
Nine Months Ended September 30, 2020
Beginning AUM	$118,605	$4,213	$29,014	$151,832
Gross client cash inflows	26,617	363	2,954	29,935
Gross client cash outflows	(42,204)	(814)	(4,673)	(47,691)
Net client cash flows	(15,587)	(451)	(1,718)	(17,756)
Market appreciation (depreciation)	(33)	(274)	(1,105)	(1,413)
Net transfers	(63)	—	63	—
Ending AUM	$102,921	$3,488	$26,254	$132,662
Nine Months Ended September 30, 2019
Beginning AUM	$30,492	$2,956	$19,315	$52,763
Gross client cash inflows	12,760	594	9,103	22,457
Gross client cash outflows	(15,403)	(789)	(3,016)	(19,208)
Net client cash flows	(2,643)	(195)	6,087	3,249
Market appreciation (depreciation)	5,421	323	2,931	8,675
Net transfers	80,802	782	(441)	81,143
Ending AUM	$114,071	$3,867	$27,894	$145,832

(1)	Includes institutional and retail share classes, money market and Variable Insurance Products or VIP funds.
(2)	Excludes assets managed for other proprietary product (i.e. funds of funds) in order to adjust for double counting.
(3)	Includes collective trust funds, wrap program separate accounts and unified managed accounts or UMAs.

September 30, 2020 AUM compared to June 30, 2020 AUM. At September 30, 2020, our total AUM was $132.7 billion, an increase of $3.6 billion, or 2.8%, from $129.1 billion at June 30, 2020, primarily driven by positive market action of $6.6 billion partially offset by net outflows of $3.0 billion.

Net outflows were driven by our U.S. mid cap equity and U.S. large cap equity strategies as well as our Solutions platform of $1.1 billion, $0.6 billion and $0.5 billion, respectively.

September 30, 2020 AUM compared to December 31, 2019 AUM. Total AUM decreased by $19.2 billion, or 12.6%, to $132.7 billion at September 30, 2020 compared to $151.8 billion at December 31, 2019. The decrease in AUM was primarily due to net outflows of $17.8 billion and negative market action of $1.4 billion. The net outflows were driven by $8.3 billion of money market and short-term assets, $2.6 billion in our fixed income strategies, $2.5 billion in our U.S. mid cap equity strategies, and $1.9 billion in our Solutions Platform. Money market and short-term net outflows were primarily due to The Charles Schwab Company’s acquisition of USAA’s Investment Management Company in May 2020.

GAAP Results of Operations

The following table presents our GAAP results of operations for the three and nine months ended September 30, 2020 and 2019. The USAA AMCO Acquisition that closed on July 1, 2019 significantly impacted our financial results for the nine months ended September 30, 2020 when compared to the nine months ended September 30, 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2020	2019	2020	2019
Revenue
Investment management fees	$137,240	$155,406	$414,153	$307,859
Fund administration and distribution fees	51,416	59,574	160,810	85,960
Total revenue	188,656	214,980	574,963	393,819

Expenses
Personnel compensation and benefits	47,375	55,556	144,051	125,599
Distribution and other asset-based expenses	39,123	57,202	135,613	89,151
General and administrative	13,196	17,654	38,373	31,828
Depreciation and amortization	3,936	7,768	12,152	18,253
Change in value of consideration payable for acquisition of business	2,000	—	1,800	(14)
Acquisition-related costs	1,148	16,386	1,056	21,950
Restructuring and integration costs	1,285	4,841	4,888	6,629
Total operating expenses	108,063	159,407	337,933	293,396

Income from operations	80,593	55,573	237,030	100,423

Other income (expense)
Interest income and other income (expense)	1,120	2,742	(86)	5,231
Interest expense and other financing costs	(8,187)	(16,856)	(29,305)	(26,000)
Loss on debt extinguishment	(758)	(7,409)	(1,675)	(7,409)
Total other expense, net	(7,825)	(21,523)	(31,066)	(28,178)

Income before income taxes	72,768	34,050	205,964	72,245

Income tax expense	(17,027)	(8,058)	(48,337)	(17,343)

Net income	$55,741	$25,992	$157,627	$54,902

Earnings per share of common stock
Basic	$0.82	$0.38	$2.33	$0.81
Diluted	$0.76	$0.35	$2.14	$0.75

Weighted average number of shares outstanding
Basic	67,743	67,724	67,785	67,610
Diluted	73,437	73,671	73,703	73,300

Dividends declared per share of common stock	$0.06	$0.05	$0.16	$0.05

Investment Management Fees

Three months ended September 30, 2020 compared to September 30, 2019. Investment management fees decreased by $18.2 million, or 11.7%, to $137.2 million for the three months ended September 30, 2020 compared to $155.4 million for the same period in 2019 due to the combination of a decrease in average AUM and a decrease in investment management fee realization over the comparable period. Average AUM decreased $12.8 billion, or 8.7%, to $133.1 billion for the three months ended September 30, 2020 compared to $145.9 billion for the same period in 2019, largely attributable to net outflows.

Nine months ended September 30, 2020 compared to September 30, 2019.  Investment management fees increased by $106.3 million, or 34.5%, to $414.2 million for the nine months ended September 30, 2020 from $307.9 million for the same period in 2019 largely attributable to acquired assets in the USAA AMCO acquisition. Average AUM was $135.4 billion and $87.7 billion, respectively, for the nine months ended September 30, 2020 and 2019.

Fund Administration and Distribution Fees

Three months ended September 30, 2020 compared to September 30, 2019.  Fund administration and distribution fees decreased by $8.2 million, or 13.7%, to $51.4 million for the three months ended September 30, 2020 compared to $59.6 million for the same period in 2019 due to the combination of a decrease in average mutual fund AUM over the comparable period and a shift in the mix of assets to lower 12b-1 paying share classes.

Nine months ended September 30, 2020 compared to September 30, 2019.  Fund administration and distribution fees increased by $74.9 million, or 87.1%, to $160.8 million for the nine months ended September 30, 2020 from $86.0 million for the same period in 2019 due to the addition of $56.8 million in transfer agent fees related to the USAA AMCO Acquisition, partially offset by a decline in fee realization due to a shift in the mix of assets to lower 12b-1 paying share classes.

Personnel Compensation and Benefits

The following table presents the components of GAAP personnel compensation and benefits expense for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Salaries, payroll related taxes and employee benefits	$17,782	$16,647	$54,769	$44,158
Incentive compensation	22,306	29,493	63,639	60,137
Sales-based compensation(1)	3,086	3,397	10,374	9,984
Equity awards granted to employees and directors(2)	4,201	4,814	14,081	10,115
Acquisition and transaction-related compensation	—	1,205	1,188	1,205
Total personnel compensation and benefits expense	$47,375	$55,556	$144,051	$125,599

(1)	Represents sales-based commissions paid to our distribution teams. Sales-based compensation varies based on gross client cash flows and revenue earned on sales.
(2)

Equity awards typically vest over several years based on service and the achievement of specific business and financial targets. The value of the equity awards is recognized as compensation expense over the vesting period.

Three months ended September 30, 2020 compared to September 30, 2019.  Personnel compensation and benefits were $47.4 million for the three months ended September 30, 2020, a decrease of $8.2 million, or 14.7%, from $55.6 million for the same period in 2019 primarily attributable to a decrease in incentive compensation. Incentive compensation and equity awards granted to employees and directors were $22.3 million and $4.2 million, respectively, for the three months ended September 30, 2020, compared to $29.5 million and $4.8 million, respectively, for the same period in 2019. Salaries, payroll related taxes and employee benefits increased $1.1 million to $17.8 million for the three months ended September 30, 2020 compared to $16.6 million for the same period in 2019 primarily attributable to an increase in headcount.

Nine months ended September 30, 2020 compared to September 30, 2019.  Personnel compensation and benefits increased by $18.5 million, or 14.7%, to $144.1 million for the nine months ended September 30, 2020 from $125.6 million for the same period in 2019 primarily attributable to an increase in the headcount due to the USAA AMCO Acquisition. Salaries, payroll related taxes and employee benefits were $54.8 million and $44.2 million, respectively, for the nine months ended September 30, 2020 and 2019. Incentive compensation and equity awards granted to employees and directors were $63.6 million and $14.1 million, respectively, for the nine months ended September 30, 2020, compared to $60.1 million and $10.1 million, respectively, for the same period in 2019.

Distribution and Other Asset‑Based Expenses

The following table presents the components of distribution and other asset-based expenses for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Broker-dealer distribution fees	$5,594	$6,974	$17,045	$20,914
Platform distribution fees	24,082	36,293	90,971	45,856
Sub-administration	3,894	7,881	11,182	11,296
Sub-advisory	3,057	3,454	9,116	5,074
Middle-office	2,496	2,600	7,299	6,011
Total distribution and other asset-based expenses	$39,123	$57,202	$135,613	$89,151

Three months ended September 30, 2020 compared to September 30, 2019.  Distribution and other asset-based expenses are primarily based on AUM. For the three months ended September 30, 2020, distribution and other asset-based expenses were $39.1 million, a decrease of $18.1 million, or 31.6%, from $57.2 million for the same period in 2019, primarily due to the combination of a decrease in average mutual fund AUM over the comparable period and a change in asset mix of our underlying retail distribution platforms.

Nine months ended September 30, 2020 compared to September 30, 2019. Distribution and other asset-based expenses were $135.6 million for the nine months ended September 30, 2020, an increase of $46.5 million, or 52.1%, from $89.2 million for the same period in 2019 due primarily to the USAA AMCO Acquisition. The acquisition introduced new operating expenses that the Company did not incur prior to the acquisition, such as platform distribution costs paid to third parties and USAA, sub-transfer agent service costs and 529 College Savings Plan expenses.

General and Administrative

Three months ended September 30, 2020 compared to September 30, 2019. General and administrative expenses were $13.2 million for the three months ended September 30, 2020 compared to $17.7 million for the same period in 2019. The decrease of $4.5 million, or 25.3%, was primarily due to the combination of a decrease in costs associated with the transition service agreement related to the USAA AMCO Acquisition and expenses associated with travel and entertainment.

Nine months ended September 30, 2020 compared to September 30, 2019.  For the nine months ended September 30, 2020 and 2019, general and administrative expenses were $38.4 million and $31.8 million, respectively, for a year over year increase of $6.6 million, or 20.6%. The increase was primarily due to additional, ongoing costs associated with the transition service agreement related to the USAA AMCO Acquisition. Also contributing, but to a lesser extent, were increases in facility, technology and professional fees.

Depreciation and Amortization

Three months ended September 30, 2020 compared to September 30, 2019. Depreciation and amortization decreased by $3.8 million, or 49.3%, to $3.9 million for the three months ended September 30, 2020 from $7.8 million for the same period in 2019, due to a reduction in amortization expense related to definite-lived intangible assets in connection with the Munder Capital Management acquisition that became fully amortized in the fourth quarter of 2019.

Nine months ended September 30, 2020 compared to September 30, 2019. Depreciation and amortization decreased by $6.1 million, or 33.4%, to $12.2 million for the nine months ended September 30, 2020 from $18.3 million for the same period in 2019, due to the same factor as discussed above in the quarterly section.

Change in Value of Consideration Payable for Acquisition of Business

Three months ended September 30, 2020 compared to September 30, 2019. The fair value of the contingent consideration associated with the USAA AMCO acquisition increased by $2.0 million, resulting in a change in the estimated fair value of consideration payable of $2.0 million for the three months ended September 30, 2020. Refer to Note 4, Acquisitions, for further details on the fair value of contingent consideration payable.

Nine months ended September 30, 2020 compared to September 30, 2019. The fair value of the contingent consideration associated with the USAA AMCO acquisition increased by $1.8 million, resulting in a change in the estimated fair value of consideration payable of $1.8 million for the nine months ended September 30, 2020. Refer to Note 4, Acquisitions, for further details on the fair value of contingent consideration payable.

Acquisition‑Related Costs

Three months ended September 30, 2020 compared to September 30, 2019. Acquisition-related costs were $1.1 million and $16.4 million for the three months ended September 30, 2020 and 2019, respectively. The expense decrease is primarily due to costs recorded as a result of the USAA AMCO acquisition in July 2019 and include various transaction costs such as legal and filing fees and other professional fees.

Nine months ended September 30, 2020 compared to September 30, 2019.  Acquisition-related costs for the nine months ended September 30, 2020 and 2019 were $1.1 million and $22.0 million, respectively. The expense decrease was due to the same factors as discussed above in the quarterly section.

Restructuring and Integration Costs

Three months ended September 30, 2020 compared to September 30, 2019. Restructuring and integration costs for the three months ended September 30, 2020 were $1.3 million and $4.8 million for the three months ended September 30, 2019. The decrease is primarily due to a decrease in severance costs related to the USAA AMCO Acquisition.

Nine months ended September 30, 2020 compared to September 30, 2019.  Restructuring and integration costs were $4.9 million and $6.6 million, respectively, for the nine months ended September 30, 2020 and 2019, with the decrease due to the same factors as discussed above in the quarterly section.

Interest Income and Other Income (Expense)

Three months ended September 30, 2020 compared to September 30, 2019. Interest income and other income (expense) was income of $1.1 million for the three months ended September 30, 2020 compared to income of $2.7 million for the same period in 2019. The decrease was primarily due to a gain on sale of an equity method investment in Cerebellum Capital, LLC (“Cerebellum Capital”) recorded for the three months ended September 30, 2019.

Nine months ended September 30, 2020 compared to September 30, 2019.  For the nine months ended September 30, 2020 and 2019, interest income and other income/(expense) was expense of $0.1 million and income of $5.2 million, respectively. The decrease was primarily due to the same factors as discussed above in the quarterly section, as well as net unrealized gains on deferred compensation plan investments and higher yields on our cash invested in money market accounts recorded for the nine months ended September 30, 2019.

Interest Expense and Other Financing Costs

Three months ended September 30, 2020 compared to September 30, 2019. Interest expense and other financing costs were $8.2 million for the three months ended September 30, 2020, compared to $16.9 million for the same period in 2019. The expense decrease is largely due to a decrease in interest payments as a result of a decline in our term loan interest rate and a lower debt principal balance.

Nine months ended September 30, 2020 compared to September 30, 2019.  For the nine months ended September 30, 2020 and 2019, interest expense and other financing costs were $29.3 million and $26.0 million, respectively. The expense increase is primarily due to the increase in interest payments as a result of a higher debt principal balance over the comparable period as a result of the Company entering into the 2019 Credit Agreement on July 1, 2019 in conjunction with the USAA AMCO acquisition.

Loss on Debt Extinguishment

Three months ended September 30, 2020 compared to September 30, 2019. For the three months ended September 30, 2020 and 2019, loss on debt extinguishment was $0.8 million and $7.4 million, respectively. The expense decrease is primarily due to the write-off of unamortized debt issuance costs and unamortized debt discount in the third quarter of 2019 as a result of the termination of the previous credit agreement, dated February 2018.

Nine months ended September 30, 2020 compared to September 30, 2019. Loss on debt extinguishment was $1.7 million and $7.4 million for the nine months ended September 30, 2020 and 2019, respectively. The expense decrease was due to the same factors as discussed above in the quarterly section.

Income Tax Expense

Three months ended September 30, 2020 compared to September 30, 2019.  The effective tax rate for the three months ended September 30, 2020 and 2019 was 23.4% and 23.7%, respectively. The slight decrease in the effective tax rate was due to the combination of decreased excess tax benefits on share-based compensation and decreased expense related to state uncertain tax positions over the comparable period. Refer to Note 8, Income Taxes, for further details on our income taxes.

Nine months ended September 30, 2020 compared to September 30, 2019. For the nine months ended September 30, 2020 and 2019, the effective tax rate was 23.5% and 24.0%, respectively. The change in the effective tax rate was due to the same factors as discussed above in the quarterly section. Refer to Note 8, Income Taxes, for further details on our income taxes.

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

The following table sets forth a reconciliation from GAAP financial measures to non-GAAP measures for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Reconciliation of non-GAAP financial measures:
Net income (GAAP)	$55,741	$25,992	$157,627	$54,902
Income tax expense	(17,027)	(8,058)	(48,337)	(17,343)
Income before income taxes	$72,768	$34,050	$205,964	$72,245
Interest expense(1)	7,497	18,388	26,292	25,854
Depreciation(2)	814	682	2,444	1,865
Other business taxes(3)	256	146	(2,821)	1,125
Amortization of acquisition-related intangible assets(4)	3,122	7,086	9,708	16,388
Stock-based compensation(5)	2,806	4,326	11,246	9,125
Acquisition, restructuring and exit costs(6)	6,996	24,452	15,559	31,804
Debt issuance costs(7)	1,386	10,002	5,087	10,732
Losses from equity method investments(8)	—	(2,837)	—	(2,683)
Adjusted EBITDA	$95,645	$96,295	$273,479	$166,455

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Reconciliation of non-GAAP financial measures:
Net income (GAAP)	$55,741	$25,992	$157,627	$54,902
Adjustments to reflect the operating performance of the Company:
i. Other business taxes(3)	256	146	(2,821)	1,125
ii. Amortization of acquisition-related intangible assets(4)	3,122	7,086	9,708	16,388
iii. Stock-based compensation(5)	2,806	4,326	11,246	9,125
iv. Acquisition, restructuring and exit costs(6)	6,996	24,452	15,559	31,804
v. Debt issuance costs(7)	1,386	10,002	5,087	10,732
Tax effect of above adjustments(9)	(3,642)	(11,503)	(9,695)	(17,293)
Adjusted Net Income	$66,665	$60,501	$186,711	$106,783
Tax benefit of goodwill and acquired intangibles(10)	$6,745	$6,802	$20,218	$13,523

Adjustments made to GAAP Net Income to calculate Adjusted EBITDA and Adjusted Net Income, as applicable, are:

(1)	Adding back interest paid on debt and other financing costs, net of interest income.
(2)	Adding back depreciation on property and equipment.
(3)	Adding back other business taxes.
(4)	Adding back amortization expense on acquisition‑related intangible assets.
(5)

Adding back stock‑based compensation associated with equity awards issued from pools created in connection with the management‑led buyout and various acquisitions and as a result of equity grants related to the IPO.

(6)	Adding back direct incremental costs of acquisitions, including restructuring costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Acquisition-related costs	$1,148	$16,386	$1,056	$21,950
Restructuring and integration costs	1,285	4,841	4,888	6,629
Change in value of consideration payable for acquisition of business	2,000	—	1,800	—
General and administrative	2,563	2,020	6,627	2,020
Personnel compensation and benefits	—	1,205	1,188	1,205
Total acquisition, restructuring and exit costs	$6,996	$24,452	$15,559	$31,804

(7)	Adding back debt issuance costs.
(8)	We adjust for earnings/losses on equity method investments.
(9)	Subtracting an estimate of income tax expense applied to the sum of the adjustments above.
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

The following table shows our liquidity position as of September 30, 2020 and December 31, 2019.

	September 30,	December 31,
(in thousands)	2020	2019
Cash and cash equivalents	$56,284	$37,121
Accounts and other receivables	79,196	95,093
Undrawn commitment on revolving credit facility	100,000	100,000
Accounts and other payables	(97,172)	(144,045)

We manage our cash balances in order to fund our day-to-day operations. Our accounts receivable consists primarily of investment management fees that have been earned but not yet received from clients, income and other taxes receivable, and amounts receivable from the funds. We perform a review of our receivables on a monthly basis to assess collectability. We continue to actively monitor the impact of the COVID-19 pandemic on the collectability of certain receivables. We maintained a $100.0 million revolving credit facility at September 30, 2020 and December 31, 2019 (under the 2019 Credit Agreement) which had $100.0 million undrawn as of September 30, 2020 and December 31, 2019.

2019 Credit Agreement and 2020 Debt Repricing

In conjunction with the USAA AMCO Acquisition, the Company entered into the 2019 Credit Agreement, dated July 1, 2019, and obtained a seven-year term loan in an aggregate principal amount of $1.1 billion. All indebtedness outstanding under the previous credit agreement was repaid and terminated as of July 1, 2019. As of September 30, 2020, the Company has repaid or repurchased and retired $262.8 million of the outstanding term loans under the 2019 Credit Agreement. As of September 30, 2020, we were in compliance with our financial performance covenant. Refer to Note 4, Acquisitions, to the unaudited condensed consolidated financial statements for further details on the USAA AMCO Acquisition, as well as Note 9, Debt, for further information on the 2019 Credit Agreement.

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

In April 2020, the Company established a trading account to opportunistically take advantage of potential short-term trading arbitrage with respect to our term loan. An alternative to principal prepayments, this allows us to buy back our outstanding term loan in the open market and retire the debt. This alternative is preferable to principal prepayments when our debt trades at a discount to par. A total of $114.8 million of the outstanding term loans under the 2019 Credit Agreement was repaid or repurchased and retired during the first nine months of 2020. The Company repaid $38.0 million in outstanding term loans in the first three months of 2020 and recorded a $1.0 million loss on debt extinguishment. During the three months ended June 30, 2020, the Company repaid or repurchased and retired $33.3 million in outstanding term loans and recorded a $0.1 million gain on debt extinguishment. During the three months ended September 30, 2020, the Company repaid or repurchased and retired $43.5 million in outstanding term loans and recorded a $0.8 million loss on debt extinguishment. Subsequent to September 30, 2020, we reduced the outstanding term loan principal by an additional $20.0 million through prepayments, for a total debt reduction of $282.8 million since July 1, 2019.

2020 Swap Transaction

On March 27, 2020, the Company executed a floating-to-fixed interest rate swap transaction (“Swap”) to effectively fix the interest rate at 3.465% on $450 million of its outstanding Term Loan through the Term Loan maturity date of July 2026. At September 30, 2020, the $450 million notional value Swap had a fair value of $11.8 million, which was included in other liabilities on the unaudited Condensed Consolidated Balance Sheets. For the three and nine months ended September 30, 2020, the Company recognized a loss, net of tax, of $0.7 million and $9.0 million, respectively, in accumulated other comprehensive loss. For the three and nine months ended September 30, 2020, the Company reclassified a loss of $0.7 million and $0.2 million, respectively, from accumulated other comprehensive loss to interest expense and other financing costs on the unaudited Condensed Consolidated Statements of Operations. Refer to Note 14, Derivatives, for further information on the Swap.

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

Cash Flows

The following table is derived from our unaudited Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
(in thousands)	2020	2019
Net cash provided by operating activities	$182,720	$167,685
Net cash used in investing activities	(10,520)	(845,888)
Net cash used in financing activities	(153,007)	705,708

Operating Activities – Cash provided by operating activities during the nine months ended September 30, 2020 was $182.7 million, compared to $167.7 million of cash provided by operating activities for the same period in 2019. The $15.0 million increase in cash provided by operating activities was primarily due to a $102.7 million and $18.7 million increase in net income and non-cash items, partially offset by a $106.4 million net decrease in working capital source of cash.

The net decrease in working capital source of cash was primarily due to accrued expenses and compensation which was a $48.7 million use of cash for the nine months ended September 30, 2020 compared to a $77.3 million source of cash for the same period last year due to the timing of new operating expenses as a result of the USAA AMCO Acquisition. The acquisition introduced new operating expenses that the Company did not incur prior to the acquisition, such as distribution costs paid to third parties and USAA, sub-transfer agent service costs, 529 College Savings Plan expenses, and direct member channel expenses.

Investing Activities – Cash used in investing activities during the nine months ended September 30, 2020 was $10.5 million and consisted of property and equipment purchases of $7.0 million, $1.6 million of net trading activity and $1.5 million for an equity investment in Alderwood Partners LLP (“Alderwood”).

Cash used in investing activities during the nine months ended September 30, 2019 was $845.9 million and consisted primarily of $851.3 million paid in cash at the July 1, 2019 closing of the USAA AMCO Acquisition, partially offset by $10.6 million in proceeds from the Company selling 100% of its equity investment in Cerebellum Capital, LLC (“Cerebellum”).

Financing Activities – Cash used in financing activities during the nine months ended September 30, 2020 was $153.0 million and was mostly attributable to repayment of long-term debt under the 2019 Credit Agreement, repurchases of common stock, payment of dividends, and net activity related to stock-based equity awards of $113.4 million, $22.8 million, $11.5 million, and $5.9 million, respectively.

Cash provided by financing activities during the nine months ended September 30, 2019 was $705.7 million and was mostly attributable to $1,069 million of net proceeds from the 2019 Credit Agreement, partially offset by the repayment and termination of the previous credit agreement (dated February 2018) of $280.0 million. The Company also paid $63.0 million of the outstanding term loans under the 2019 Credit Agreement in the third quarter of 2019 and a dividend to stockholders in the amount of $3.4 million and $0.5 million in cash bonuses and distributions related to dividends previously declared upon vesting of restricted stock and stock option awards.

Contractual Obligations

On January 17, 2020, we entered into the First Amendment to the 2019 Credit Agreement with the other loan parties thereto, Barclays Bank PLC, as administrative agent, and the Royal Bank of Canada as fronting bank. Pursuant to the First Amendment, the Company repriced its Term Loan, lowering the interest rate spread by 75 basis points, from 3.25% over LIBOR, to 2.50% over LIBOR. On March 27, 2020, the Company executed a floating-to-fixed interest rate swap transaction to effectively fix the interest rate at 3.465% on $450 million of its outstanding Term Loan through the Term Loan maturity date of July 2026. As of September 30, 2020, the Company recorded an $11.8 million liability, representing the fair value of the swap, which is included in other liabilities in the unaudited Condensed Consolidated Balance Sheets. Refer to Note 14, Derivatives, for further discussion regarding the swap transaction.

For the nine month period ended September 30, 2020, the Company recorded a $1.8 million increase in contingent consideration arrangement liabilities representing the USAA AMCO Acquisition earn-out payment liability, which is included in consideration payable for acquisition of business in the unaudited Condensed Consolidated Balance Sheets. A maximum of $150.0 million ($37.5 million per year) in contingent payments is payable to sellers based on the annual revenue of USAA Adviser attributable to all “non-managed money”-related AUM in each of the first four years following the closing.

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

As of September 30, 2020 and December 31, 2019, the amount of cash bonuses and distributions related to dividends previously declared on unvested and outstanding restricted share awards and stock options totaled $1.0 million and $1.3 million, respectively, which was not recorded as a liability as of the balance sheet date. A liability will be recorded for these cash bonuses and dividends when the restricted shares and options vest.

On September 20, 2020, the Company acquired, through a wholly owned subsidiary, a 15% interest in Alderwood. Alderwood’s operating entity, Alderwood Capital, is a London-based investment advisory firm focused on taking minority stakes in specialist boutique asset management businesses. The Company has commitments to contribute additional capital of $4.5 million to Alderwood and $50 million to a private fund to be launched by Alderwood, upon the satisfaction of certain conditions. Until these conditions are satisfied, the Company does not have an obligation to contribute the additional capital and has not met the recognition criteria for a liability. Refer to Note 15, Equity Method Investment, for further discussion regarding the investment.

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

The value of our AUM was approximately $133 billion at September 30, 2020. A 10% increase or decrease in the value of our AUM, if proportionately distributed over all of our strategies, products and client relationships, would cause an annualized increase or decrease in our revenues of approximately $74.5 million at our weighted-average fee rate of 56 basis points for the quarter ended September 30, 2020. Because of declining fee rates from larger relationships and differences in our fee rates across investment strategies, a change in the composition of our AUM, in particular, an increase in the proportion of our total AUM attributable to strategies, clients or relationships with lower effective fee rates, could have a material negative impact on our overall weighted-average fee rate. The same 10% increase or decrease in the value of our total AUM, if attributed entirely to a proportionate increase or decrease in the AUM of the Victory Funds and USAA Funds, to which we provide a range of services in addition to those provided to institutional separate accounts, would cause an annualized increase or decrease in our revenues of approximately $83.8 million at the Victory Funds’ and USAA Funds’ aggregate weighted-average fee rate of 63 basis points for the quarter ended September 30, 2020. If the same 10% increase or decrease in the value of our total AUM was attributable entirely to a proportionate increase or decrease in the assets of our institutional separate accounts, it would cause an annualized increase or decrease in our revenues of approximately $46.6 million at the weighted-average fee rate across all of our institutional separate accounts of 35 basis points for the quarter ended September 30, 2020.

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

We have not adopted a corporate-level risk management policy to manage this exchange rate risk. Assuming 9% of our AUM are invested in securities denominated in currencies other than the U.S. dollar and excluding the impact of any hedging arrangement, a 10% increase or decrease in the value of the U.S. dollar would decrease or increase the fair value of our AUM by approximately $1,197 million, which would cause an annualized increase or decrease in revenues of approximately $6.7 million at our weighted-average fee rate for the business of 56 basis points for the quarter ended September 30, 2020.

We operate in several foreign countries and incur operating expenses associated with these operations. In addition, we have revenue and revenue-sharing arrangements that are denominated in non-U.S. currencies. We do not believe foreign currency fluctuations materially affect our results of operations.

Interest Rate Risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. On March 27, 2020, the Company executed the Swap, a floating-to-fixed interest rate swap transaction, to effectively fix the interest rate at 3.465% on $450 million of its outstanding Term Loan through the Term Loan maturity date of July 2026. Refer to Note 14, Derivatives, for further information on the Swap. At September 30, 2020, we were exposed to interest rate risk as a result of the unhedged amounts outstanding under the 2019 Credit Agreement. Refer to Note 9, Debt, for a description of the amounts outstanding as of such date and the applicable interest rate.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) at September 30, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The share repurchase program authorized in 2019 for $15.0 million of the Company’s Class A common stock was completed in June 2020. On May 26, 2020, the Company’s Board of Directors approved a common stock repurchase program authorizing the Company to repurchase up to an aggregate of $15.0 million of the Company’s Class A common stock through December 31, 2021 (“2020 Share Repurchase Program”). On November 4, 2020, the Company announced that its Board of Directors approved a new common stock repurchase program authorizing the repurchase of up to $15 million of its Class A Common Stock through December 31, 2022 (“Additional 2020 Share Repurchase Program”). Under the Additional 2020 Share Repurchase Program, which commenced immediately upon completion of the 2020 Share Repurchase Program, the Company may purchase its shares in privately negotiated transactions, through block trades, pursuant to open market purchases, or pursuant to any trading plan adopted in compliance with Rule 10b5-1. The Board’s authorization does not obligate the Company to acquire any particular amount of Class A common stock, and may be modified, suspended or terminated at any time. The following table sets out information regarding purchases of equity securities by the Company for the three months ended September 30, 2020.

			Total Number of Shares	Approximate Dollar Value
	Total Number of	Average Price	of Class A Common	That May Yet Be Purchased
	Shares of Class A	Paid Per Share	Stock Purchased as Part of	Under Outstanding
	Common Stock	of Class A	Publicly Announced	Plans or Programs
Period	Purchased	Common Stock	Plans or Programs	(in millions)
July 1-31, 2020	167,945	$18.42	167,945	$8.8
August 1-31, 2020	176,085	17.85	176,085	5.7
September 1-30, 2020	185,319	16.97	185,319	2.5
Total	529,349	$17.72	529,349

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
101

The following information formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2020 and 2019, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019, (v) Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2020 and 2019 and the three months ended June 30, 2020 and 2019 and the three months ended September 30, 2020 and 2019 and, (vi) Notes to Unaudited Condensed Consolidated Financial Statements for the three months ended September 30, 2020 and 2019.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of November, 2020.

VICTORY CAPITAL HOLDINGS, INC.

By:	/s/ MICHAEL D. POLICARPO
	Name:	Michael D. Policarpo
	Title:	President, Chief Financial Officer and Chief Administrative Officer