Form 10-K
period 2020-12-31
Victory Capital Holdings, Inc.
filed 2021-03-15
CIK 1570827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Aggregate market value of Class A common stock held by non-affiliates of the registrant as of June 30, 2020 was $313.4 million.

The number of outstanding shares of the registrant's Class A common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, as of February 28, 2021 was 16,236,249 and 51,466,049, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement related to its 2021 Annual Stockholders’ Meeting to be filed within 120 days of the end of the fiscal year ended December 31, 2020, are incorporated by reference into Part III hereof. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the registrant’s proxy statement is not deemed to be filed as part hereof.

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

The following text is qualified in its entirety by reference to the more detailed information and consolidated financial statements (including the notes thereto) appearing elsewhere in this Annual Report on Form 10-K. Unless the context otherwise requires, references in this Annual Report to “we,” “our,” “us,” “Victory” or the “Company” shall mean Victory Capital Holdings, Inc., (“VCH”) a Delaware corporation, and its wholly-owned subsidiaries. All references to years, unless otherwise noted, refer to our fiscal year which ends on December 31.

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

Overview – We are a diversified global asset management firm with $147.2 billion in assets under management (“AUM”) as of December 31, 2020. The Company operates a next-generation business model combining boutique investment qualities with the benefits of a fully integrated, centralized operating and distribution platform.

Victory Capital provides specialized investment strategies to institutions, intermediaries, retirement platforms and individual investors. With nine autonomous Investment Franchises and a Solutions Platform, Victory Capital offers a wide array of investment styles and investment vehicles including, actively managed mutual funds, separately managed accounts, rules-based and active exchange traded funds (“ETFs”), multi-asset class strategies, custom-designed solutions and a 529 College Savings Plan. As of December 31, 2020, our Franchises and our Solutions Platform collectively managed a diversified set of 117 investment strategies for a wide range of institutional and retail clients and direct investors.

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

Franchises – Our Franchises are operationally integrated but are separately branded and make investment decisions independently from one another within guidelines established by their respective investment mandates that we monitor. Our integrated model creates a supportive environment in which our investment professionals, for the most part are unencumbered by administrative and operational responsibilities, can focus on their pursuit of investment excellence. Victory Capital Management Inc. (“VCM”), is a single registered investment advisor (“RIA”), employs all of our U.S. investment professionals across our Franchises, which are not separate legal entities.

Solutions – Our Solutions Platform consists of multi‑Franchise and customized solutions strategies that are primarily thematic or rules‑based. We offer our Solutions Platform through a variety of vehicles, including separate accounts, mutual funds, unified managed account (“UMA”) products, and VictoryShares which is our exchanged-traded fund (“ETF”) brand. Like our Franchises, our Solutions Platform is operationally integrated and supported by our centralized distribution, marketing and operational support functions.

Our centralized key functions include distribution, marketing, trading, middle‑ and back‑office administration, technology, legal, human resources, compliance and finance. Our integrated model aims to “centralize, not standardize”. We believe by providing our Franchises with control over their selection of, and everyday use of, portfolio management tools, risk analytics and other investment‑related functions, we minimize disruptions to their investment process and ensure that they are able to invest in the fashion that they find most optimal.

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

2)

We have a track record of successfully sourcing, executing and integrating strategic acquisitions and making these acquisitions financially attractive by integrating the acquired entity onto our centralized operating platform. In addition, we have been able to expand the distribution for the products of acquired entities through our centralized distribution platform.

3)

We have a diversified business that offers a suite of active products and hybrid rules‑based products across a wide range of asset classes and distinct investment approaches, to a broad and diverse group of institutional, retail intermediary and direct clients. We offer our 117 investment strategies through nine Franchises and our Solutions Platform, with no Franchise accounting for more than 22% of total AUM as of December 31, 2020. Each of our Franchises employs a different investment approach, which we believe leads to diversification in investment return streams among Franchises, even when asset classes overlap. These factors also mitigate key man risk.

4)

We foster a culture that encourages long‑term thinking through promoting meaningful employee ownership. We have a high degree of employee ownership, with approximately 79% of our employees beneficially owning approximately 21% of our shares as of December 31, 2020. Many of such employees have purchased their equity interests in our firm. In addition, as of December 31, 2020 our current and former employees have collectively invested $190 million in products we manage, directly aligning their investment outcomes with those of our clients.

Acquisition Strategy – Since our management‑led buyout with Crestview Partners II GP, L.P. (“Crestview GP”) from KeyCorp in August 2013, we have completed four acquisitions and grown our AUM from $17.9 billion to $147.2 billion as of December 31, 2020. We regularly evaluate potential acquisition candidates and maintain a strong network of industry participants and advisors who provide opportunities to establish potential target relationships and source transactions. Our management team leads and participates in our acquisition strategy, leveraging their many years of experience actively operating our Company on a day‑to‑day basis to successfully source, execute and integrate acquisitions.

We believe, based on our successful acquisition track record, that there is a significant opportunity for us to continue to profitably grow through additional acquisitions, as industry dynamics have expanded the universe of potential acquisition targets. We primarily seek to acquire investment management firms that will add high quality investment teams, enhance our growth and financial profile, improve our diversification by asset class and investment strategy, achieve our integration expectations, expand our distribution capabilities, optimize our use of technology and improve our operating platform. We are also exploring expanding asset classes beyond the traditional asset classes we have historically managed. This includes potentially adding alternative investment capabilities such as those focused on illiquid and private markets.

One of our key advantages in a competitive sales process is our ability to provide access to new distribution channels. Our centralized distribution and marketing platform drive organic growth at our acquired Franchises both by opening new distribution channels and penetrating deeper into existing ones. This support received from our sales and marketing professionals allows our investment professionals to focus exclusively on delivering investment excellence. Acquired companies also benefit from our extensive experience developing and implementing industry best practices across our platform. Combined with the enhanced stability afforded by our scale, systems and technology, these competitive advantages can accelerate growth at acquired companies.

Through our acquisitions to date, we have added Franchises that we believe can outperform the market, and where we have a strong understanding of the core business’s ability to drive growth for those Franchises and our Company as a whole. Previous acquisitions have evolved and diversified our products resulting in a mix of compelling investment strategies in asset classes where we can be successful and earn sustainable management fees.

We offer an array of equity, fixed income and solutions strategies that encompass a diverse spectrum of market capitalization segments, investment styles and approaches. We believe that these strategies are positioned to attract positive net flows at sustainable fee rates over the long term and provide us with a next generation investment management platform. As outlined below, our current business is well diversified on multiple fronts, including by asset class, Franchise and Solutions Platform, and investment vehicle.

As outlined below, our business is diversified on multiple fronts, including by asset class, Franchise and Solutions Platform, and investment vehicle.

Asset Class

Fixed Income 24%
Global / Non-U.S. Equity 9%
Other 1%
Solutions 23%
U.S. Large Cap Equity 10%
U.S. Mid Cap Equity 18%
U.S. Small Cap Equity 13%
Short term / Money Market 2%

Franchise/Platform

Sophus 2%
Sycamore 17%
USAA Investments 22%
Munder 1%
INCORE 5%
Integrity 3%
Trivalent 3%
NewBridge 1%
RS Growth 7%
RS Value 2%
RS Global <1%
Solutions 37%

AUM by Investment Vehicle

ETFs 3%
Separate Accounts and Other Vehicles 21%
Mutual Funds 76%

Data as of December 31, 2020.

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

Our multi‑channel distribution capabilities provide another degree of diversification, with approximately 46% of our AUM from direct investor clients, 28% institutional clients and 26% from retail clients as of December 31, 2020. Within these channels, clients are further diversified among intermediary (broker dealer and RIAs) platforms, sub advisory relationships, corporate and public entities, insurance companies, 529 college saving plan participants, Taft-Hartley plans, endowments and family offices. We believe this broad diversification of customers has a stabilizing effect on revenue, as various types of investors have unique demand patterns and respond differently to trends and market cycles.

We believe we have created a strong alignment of interests with clients and shareholders through employee ownership, our Franchise revenue share structure and employee investments in Victory products. Notably, a significant number of our employee shareholders acquired their equity in connection with the management‑led buyout with Crestview GP from KeyCorp, as well as in connection with the USAA AMCO Acquisition, RS Acquisition and the Munder Acquisition. We believe the opportunity to own equity in a well‑diversified investment management company promotes long-term thinking and client alignment and is attractive, both to existing employees and those who join as part of acquisitions. We principally compensate our investment professionals through a revenue share program, which we believe further incentivizes our investment professionals to focus on investment performance, while simultaneously minimizing potential distractions from the expense allocation process that would be involved in a profit‑sharing program. We believe the combination of these mechanisms promotes long‑term thinking and enhances both the client experience and the creation of value for our shareholders.

Our senior management team, Franchises’ Chief Investment Officers (the “CIOs”) and sales leaders are highly experienced in the industry, each bringing significant expertise to his or her role, having tenures on average of 20 years or more.

Competitive Strengths – We believe we have significant competitive strengths that position us for sustained growth over the long term.

Integrated Model Providing Investment Boutique Autonomy, Centralized Distribution, Marketing and Support Functions to Investment Franchises – We believe our integrated model allows us to achieve the benefits from both the scale of large managers and the focus of specialized boutique managers. Our Franchises retain investment autonomy while benefiting from our centralized middle‑ and back‑office functions. We have demonstrated an ability to integrate our Franchises onto our flexible infrastructure without significantly increasing incremental fixed costs, which is a key component to the scalability of our business model. Our structure enables our Franchises to focus their efforts on the investment process, providing them the platform to enhance their investment performance and consequently their growth prospects. Our centralized operations allow our Franchises to customize their desired investment support functions in ways that are best suited for their investment workflow. Through our centralized distribution platform, our Franchises are able to efficiently sell their products to institutional investors, retirement plans, retail and retirement intermediaries of all sizes, wealth managers and direct clients, which can be challenging for smaller managers to gain access.

Within our model, each Franchise retains its own brand and logo, which has been built out over time. Unlike other models with unified branding, there is no requirement for newly acquired Franchises to adjust their product set due to pre‑existing products on our platform; they are marketed under their own brand as they were previously. Because of this dynamic, we have the flexibility to add new Franchises either to gain greater exposure to certain asset classes or increase capacity in places where we already have exposure.

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

Diversified Platform Across Investment Strategies, Franchises and Client Type – We have strategically built an investment platform that is diversified by investment strategy, Franchise and client type. Within each asset class, Franchises with overlapping investment mandates still contribute to our diversification by pursuing different investment philosophies and/or processes. For example, U.S. mid cap equities, which accounted for approximately 18% of total AUM as of December 31, 2020, consists of four Franchises, each following a different investment strategy. We believe the diversity in investment styles reduces the correlation between the return profiles of strategies within the same asset class, and consequently provides an additional layer of diversification of AUM and revenue stability.

We believe our AUM is well diversified at the Franchise level, with no Franchise accounting for more than 22% of total AUM. Furthermore, we believe our Franchises’ brand independence reduces the impact of each individual Franchise’s performance on clients’ perceptions of the other Franchises. The distribution of AUM by Franchise and the number of Franchises, as well as succession planning, mitigates the level of key man risk typically associated with investment management businesses.

We believe our client base serves as another important diversifying element, as different client segments have shown to have distinct characteristics, including asset class and product preferences, sales and redemptions trends, and exposure to secular trends. We strive to maintain a balance between direct investor, institutional, and retail clients, with 46%, 28% and 26% of our AUM as of December 31, 2020 in each of these channels, respectively. We also have the capability to deliver our strategies in investment vehicles designed to meet the needs and preferences of investors in each channel. These investment vehicles include mutual funds with channel‑specific share classes, institutional separate accounts, separately managed accounts (“SMAs”), UMAs, collective trust funds (“CTFs”), private funds, undertakings for the collective investment in transferrable securities (“UCITs”), other pooled vehicles and ETFs. If a strategy is currently not offered in the wrapper of choice for a client, we have the infrastructure and ability to create a new investment vehicle, which helps our Franchises further diversify their client bases.

Attractive Financial Profile – Our revenues are recurring in nature, as they are based on the level of client assets we manage. The majority of our strategies are in asset classes that require specialized skill, are in demand and typically command commensurate higher fee rates. With the growth of our Solutions Platform, our average fee rate is likely to decline as that business continues to grow, however, our fee revenue is generated from strategies with differing return profiles, thus diversifying our revenue stream. Moreover, by managing these lower-fee quantitative strategies on our integrated platform, we can earn higher than our firm-wide average margins on these products.

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

We have identified three primary net income growth drivers; (i) we grow our AUM organically through inflows into our strategies and the market appreciation of those strategies; (ii) we have a proven ability to grow via strategic and synergistic acquisitions; and (iii) we have constructed a scalable and efficient platform.

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

We believe the high percentage of employee ownership creates a collective alignment with our success. As of December 31, 2020, our employees beneficially owned approximately 21% of our shares. In addition to being aligned with our financial success through their equity ownership, our current employees collectively have invested approximately $190 million in products we manage as of December 31, 2020.

Our Growth Strategy – We have a purposeful strategy designed to achieve continued growth and success for our Company and our Franchises. The growth we pursue is both organic and inorganic. We seek to grow organically by offering strategies that are value-added to investment portfolios with strong performance track records over the long term. We continually evaluate and make investments to improve our operating platform and our Company. Recent initiatives include investments in data, technology and marketing to enhance organic growth in our direct investor business and increase efficiencies in our other distribution channels.

We plan to continue to supplement organic growth through strategic acquisitions. We primarily seek to acquire investment management firms that will add high quality investment teams, enhance our growth and financial profile, improve our diversification by asset class and investment strategy, achieve our integration expectations, expand our distribution capabilities, optimize our use of technology and improve our operating platform. We are also exploring expanding asset classes beyond the traditional asset classes we have historically managed. This could potentially include adding alternative investment capabilities such as those focused on illiquid and private markets. One of our key advantages in a competitive sales process is our ability to provide access to new distribution channels. Our centralized distribution and marketing platform drive organic growth at our acquired Franchises both by opening new distribution channels and penetrating deeper into existing ones. This support received from our sales and marketing professionals allows our investment professionals to focus exclusively on delivering investment excellence.

Organic Growth – A key driver of our growth strategy lies in enhancing the strength of our existing Franchises. We primarily do this by providing them with access to our operations platform, technology, centralized distribution and marketing. Largely unencumbered by the burdens of administrative and operational tasks, our investment professionals can focus on delivering investment excellence and maintaining strong client relationships. We also help our Franchises through fund and share class launches and new product development. We believe we are well positioned to help our Franchises grow their product offerings and diversify their client base, with the ability to offer their strategies in multiple investment vehicles to meet clients’ needs.

Our next generation integrated platform provides significant operating leverage to our Franchises and is a key factor in our continued success. As we continue to grow and expand, we will look for ways to invest in our operations, to achieve greater economies of scale and provide better services to our Franchises. We continue to expand our distribution capabilities as well, demonstrated by the addition of our direct investor business. We continually look to the future, and as a result, our infrastructure investments can range from the immediate to the long term.

Our Franchises – As of December 31, 2020, we had our nine Franchises diversified across investment approaches, with no Franchise accounting for more than 22% of total AUM. Our Franchises are independent from one another from an investment perspective, maintain their own separate brands and logos, which they have built over time, and are led by dedicated CIOs. We customize each Franchise’s interactions with our centralized platform.

INCORE Capital Management – INCORE Capital Management uses niche and customized fixed income strategies focusing on exploiting structural inefficiencies in the U.S. fixed income markets. INCORE conducts extensive research that includes identifying slower prepayment rates on mortgages, market inefficiencies along particular areas of the yield curve, and proprietary quantitative credit quality modeling. INCORE is based in Birmingham, MI and Brooklyn, OH and managed $7.1 billion in AUM as of December 31, 2020. INCORE’s investment team consists of 13 professionals with an average industry experience of approximately 20 years.

Integrity Asset Management – Integrity Asset Management utilizes a dynamic value‑oriented approach to U.S. mid‑ and small‑capitalization companies. Integrity conducts fundamental stock research to find attractive companies that have compelling discounts to the prevailing market conditions. Integrity is based in Rocky River, OH, and managed $4.3 billion in AUM as of December 31, 2020. Integrity’s investment team consists of 12 professionals with an average industry experience of approximately 21 years.

Munder Capital Management – Munder Capital Management has an experienced team utilizing a “Growth‑at‑a‑Reasonable‑Price” (GARP) strategy in the U.S. equity markets designed to generate consistently strong performance over a market cycle. Munder performs extensive fundamental research in order to find attractive growth companies that it expects will exceed market expectations. Of the companies with independently determined growth attributes, valuation is applied to find the most inexpensive growth companies. Munder is based in Birmingham, MI, and managed $1.8 billion in AUM as of December 31, 2020. Munder’s investment team consists of nine professionals with an average industry experience of approximately 27 years.

NewBridge Asset Management – NewBridge Asset Management applies a high conviction growth‑oriented strategy focusing on U.S. large‑capitalization companies experiencing superior long‑term growth rates with strong management teams. Most of NewBridge’s team has worked together since 1996 doing fundamental research on high growth companies. NewBridge usually holds between 25 and 35 securities. NewBridge is based in New York, NY and managed $1.0 billion in AUM as of December 31, 2020. NewBridge’s investment team consists of five professionals with an average industry experience of approximately 24 years.

RS Investments – RS Investments is made up of three distinct investment teams: (i) RS Value, (ii) RS Growth and (iii) RS Global. RS Value and RS Growth apply an original and proprietary fundamental approach to investing in value and growth‑oriented U.S. equity strategies. The RS Value and RS Growth teams conduct hundreds of company research meetings each year. RS Global utilizes a highly disciplined quantitative approach to managing core‑oriented global and international equity strategies. RS Investments is based in San Francisco, CA and managed $13.8 billion in AUM as of December 31, 2020. RS Investments’ three investment teams consist of 19 professionals with an average industry experience of approximately 21 years.

Sophus Capital – Sophus Capital utilizes a disciplined quantitative process that accesses market conditions in emerging equity markets and rank orders attractive companies that are further researched from a fundamental basis. Sophus’ team members travel to companies to conduct fundamental research. Sophus is based in Des Moines, IA, with employees in London, Hong Kong and Singapore, and managed $2.5 billion in AUM as of December 31, 2020. Sophus’ investment team consists of 10 professionals with an average industry experience of approximately 20 years.

Sycamore Capital – Sycamore Capital applies a quality value‑oriented approach to U.S. mid‑ and small‑ capitalization companies. Sycamore conducts fundamental research to find companies with strong high‑quality balance sheets that are undervalued versus comparable high quality companies. Sycamore is based in Cincinnati, OH and managed $24.4 billion in AUM as of December 31, 2020. Sycamore’s investment team consists of 11 professionals with an average industry experience of approximately 17 years.

Trivalent Investments – Trivalent Investments utilizes a disciplined approach to stock selection across large to small companies in the international and emerging markets space. Trivalent’s investment strategy is primarily a proprietary quantitative process that drives stock selection across various countries. Trivalent frequently conducts reviews of stock selection rankings within a portfolio construction and risk management context in order to isolate performance to stock selection. Trivalent is based in Boston, MA, and managed $4.7 billion in AUM as of December 31, 2020. Trivalent’s investment team consists of seven professionals with an average industry experience of approximately 24 years.

USAA Investments – USAA Investments joined Victory with the USAA AMCO Acquisition on July 1, 2019. USAA’s investment team utilizes a rigorous process rooted in a team-oriented approach among portfolio managers, research analysts and traders. Their taxable and tax exempt portfolios are built bond by bond using a fundamental, bottoms up and yield-focused analysis. USAA Investments is based in San Antonio, TX and managed $32.5 billion in AUM as of December 31, 2020. USAA’s investment team consists of 34 professionals with an average industry experience of approximately 23 years.

Solutions Platform

Our Solutions Platform consists of multi‑asset, multi-manager, quantitative, rules-based, factor-based, and customized portfolios. These strategies are designed to achieve specific return characteristics, including thematic- and impact-investing outcomes. We offer our Solutions Platform through a variety of vehicles, including separate accounts, mutual funds, UMA accounts, ETFs and active fixed income ETFs under our VictoryShares ETF brand. Like our Franchises, our Solutions Platform is operationally integrated and supported by our centralized distribution, marketing and operational support functions. Our Solutions Platform managed $55.0 billion in AUM as of December 31, 2020. Solutions Platform team consists of 13 professionals with an average industry experience of approximately 16 years.

Our Products and Investment Performance

As of December 31, 2020, our nine Franchises and Solutions Platform offered 117 investment strategies with the majority consisting of fixed income, U.S. small‑ and mid‑cap equities, global/non‑U.S. equities and solutions. These asset classes collectively comprised 88% of our $147.2 billion of total AUM, and 90% of $143.7 billion of long-term AUM, as of December 31, 2020.

Product Mix – Our investment strategies are offered through open‑end mutual funds, SMAs, UMAs, CTFs, private funds, UCITs, other pooled vehicles, wrap separate account programs, and ETFs. Our product mix could expand, as we have the ability to add investment vehicles to any strategy that is offered by our Franchises.

Each individual asset class is diversified through the investment strategies of our Franchises, which each employ different investment approaches. Due to the differences in investment approaches, each of our Franchises has different return profiles for investors in different market environments while having exposure to their desired asset classes.

Investment Performance – Our Franchises have established a long track record of benchmark‑relative outperformance, including prior to their acquisition by us. As of December 31, 2020, 76% of our strategies by AUM had returns in excess of their respective benchmarks over a ten‑year period, 67% over a five‑year period and 67% over a three‑year period. On an equal‑weighted basis, 65% of our strategies have outperformed their benchmarks over a ten‑year period, 52% over a five‑year period and 47% over a three‑year period. We consider both the AUM‑weighted and equal‑weighted metrics in evaluating our investment performance. The advantage of the AUM‑weighted metric is that it reflects the investment performance of our Company as a whole, indicating whether we tend to outperform our benchmarks for the assets we manage. The disadvantage is that the metric fails to capture the overall effectiveness of our individual investment strategies; it does not capture whether most of our strategies tend to outperform their respective benchmarks. Conversely, the equal‑weighted metric reflects the overall effectiveness of our individual investment strategies, but fails to capture the investment performance of our Company as a whole.

The table below sets forth our 10 largest strategies by AUM as of December 31, 2020 and their average annual total returns compared to their respective benchmark index over the one‑, three‑, five‑ and 10‑year periods ended December 31, 2020. These strategies represented approximately 45% of our total AUM as of December 31, 2020.

Strategy/Benchmark Index	1 year	3 years	5 years	10 years
Sycamore Mid Cap Value	8.77%	8.49%	12.67%	12.57%
Russell Midcap Value	4.96%	5.37%	9.73%	10.49%
Excess Return	3.81%	3.12%	2.94%	2.08%
Victory US 500	21.52%	15.17%	15.82%	14.18%
S&P 500	18.40%	14.18%	15.22%	13.88%
Excess Return	3.12%	0.99%	0.60%	0.30%
USAA Income	8.69%	6.36%	6.33%	5.27%
Bloomberg Barclays US Aggregate	7.51%	5.34%	4.44%	3.84%
Excess Return	1.18%	1.02%	1.89%	1.43%
Sycamore Small Cap Value	5.77%	7.82%	13.18%	12.22%
Russell 2000 Value	4.63%	3.72%	9.65%	8.66%
Excess Return	1.14%	4.10%	3.53%	3.56%
USAA Tax Exempt Intermediate-Term	5.16%	4.80%	4.12%	4.93%
Bloomberg Barclays Municipal Bond Blend 1-15 Year	4.73%	4.23%	3.39%	3.84%
Excess Return	0.43%	0.57%	0.73%	1.09%
RS Small Cap Growth	39.54%	21.66%	20.61%	17.45%
Russell 2000 Growth	34.63%	16.20%	16.36%	13.48%
Excess Return	4.91%	5.46%	4.25%	3.97%
Trivalent International Small-Capitalization Equity	16.20%	6.46%	10.83%	10.91%
S&P Developed ex-US SmallCap	13.81%	4.69%	9.35%	7.20%
Excess Return	2.39%	1.77%	1.48%	3.71%
USAA Intermediate-Term Bond	9.99%	6.98%	6.97%	6.00%
Bloomberg Barclays US Aggregate	7.51%	5.34%	4.44%	3.84%
Excess Return	2.48%	1.64%	2.53%	2.16%
Victory NASDAQ-100	48.94%	27.62%	24.27%	20.63%
NASDAQ-100	48.88%	27.59%	24.27%	20.63%
Excess Return	0.06%	0.03%	—%	—%
RS Mid Cap Growth	35.21%	17.91%	16.34%	15.17%
Russell Midcap Growth	35.59%	20.50%	18.66%	15.04%
Excess Return	(0.38)%	(2.59)%	(2.32)%	0.13%

A high percentage of our mutual fund assets have strong Morningstar ratings. As of December 31, 2020, 44 of our Victory Capital mutual funds and ETFs had Morningstar ratings of four or five stars overall and 64% of our fund and ETF AUM were rated four or five stars overall by Morningstar. On an AUM‑weighted basis, 64% of our fund AUM had an overall rating of four or five stars by Morningstar. Over a three‑year and five‑year basis, 48% and 59% of our fund AUM achieved four or five star ratings, respectively.

Fully Integrated Distribution, Marketing and Operations

The centralization of our distribution, marketing and operational functions is a key component in our model, allowing our Franchises to focus on their core competencies of security selection, portfolio construction, and client service. In addition, we believe it provides our Franchises with the benefits of operating at scale, providing them with access to a larger number of clients as well as a more streamlined cost structure. As of December 31, 2020, we had 97 employees in management and support functions, 180 sales and marketing professionals and 152 investment professionals.

Our centralized distribution and marketing functions lead the sales effort for our institutional, retail intermediary, and direct investor channels. Our sales teams are staffed with accomplished professionals that are given specific training on how to position each of our strategies. Our distribution teams have historically focused on developing strategic long-term relationships with institutional consultants and retail and retirement intermediaries.

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

Direct Investor Business – In 2020, the Company launched its new digital platform which features a modern design that is client-centric. Visitors to the site see channel-specific content, sophisticated investment tools and calculators, and timely investment insights from the Company’s investment experts. The site also showcases a live feed from the Company’s social platforms. At our direct investor business contact center, we have sales and service professionals focused on assisting our direct investors (the “Investors”) including USAA members. They provide Investors with account servicing, portfolio reviews, college planning assistance and investment guidance at no cost to the Investor. Many of our contact center professionals are Financial Industry Regulatory Authority (“FINRA”) licensed and joined us from USAA, so they are familiar with and understand the Investors’ investment needs. We have a referral agreement in place with USAA to ensure all Investors interested in investing directly in a USAA Mutual Fund or the USAA 529 college savings plan, or interacting with us otherwise, are promptly directed to us, either by phone or online.

Institutional Sales – Our institutional sales team attracts and builds relationships with institutional clients, a wide range of institutional consultants and mutual fund complexes and other organizations seeking sub‑advisers. Our institutional clientele includes more than 300 corporations, public funds, non‑profit organizations, Taft‑Hartley plans, sub‑advisory clients, international clients and insurance companies. Our institutional sales and client‑service professionals manage existing client relationships, serve consultants and prospects and/or focus on specific segments. They have extensive experience and a comprehensive understanding of our investment activities. Each of our client‑facing institutional sales professionals has over 20 years of industry tenure.

Retail Sales – Our retail sales team is split among regional external wholesalers, retirement specialists, RIA specialists and national account specialists, all of whom are supported by an internal calling desk. Additionally, we created and hired a team focused in RIA, Bank Trust & Multi Family Office specialists with exceptional product knowledge to enhance the growth in this sub-channel within our retail sales. In the retail channel, we focus on gathering assets through intermediaries, such as banks, broker‑dealers, wirehouses, retirement platforms and RIA networks. We offer mutual funds and separately managed wrap and unified managed accounts on intermediary and retirement platforms. We have agreements with many of the largest platforms in our retail channel, which has provided an opportunity to place our retail products on those platforms. Further, to enhance our presence on large distribution platforms, we have focused our efforts on servicing intermediary home offices and research departments. These efforts have led to strong growth in platform penetration, as measured by investment products on approved and recommended lists, as well as our inclusion in model portfolios. This penetration provides the opportunity for us to sell more products through distribution platforms. We have several products on the research recommended/model portfolios top U.S. intermediary platforms. We also have several products on the recommended list of the top retirement platforms.

Marketing – Our distribution efforts are supplemented by our marketing function, which is primarily responsible for enhancing the visibility and quality of our portfolio of brands. They are specifically tasked with managing corporate, Franchise and Solutions Platform branding efforts, database management, the development of marketing materials, our website and digital marketplace, digital marketing efforts and the publishing of white papers. They are also a key component in our responses to requests for proposals sent by prospective clients.

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

We outsource certain middle‑ and back‑office activities, such as sub-transfer agent, trade settlement, portfolio analytics, custodian reconciliation, portfolio accounting, corporate action processing, performance calculation and client reporting, to scaled, recognized service providers, who provide their services to us on a variable‑cost basis. Systems and processes are customized as necessary to support our investment processes and operations. We maintain relationships with multiple vendors for the majority of our outsourced functions, which we believe mitigates vendor‑specific risk. We also have cyber and information security, business continuity and data privacy programs in place to help mitigate risk.

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

Competition

We compete in various markets, asset classes and investment vehicles. We sell our investment products in the traditional institutional segments, intermediary and retirement distribution, and direct investor channels. We face competition in attracting and retaining assets from other investment management firms. Additionally, we compete with other acquirers of investment management firms, including independent, fully integrated investment management firms and multi‑boutique businesses, insurance companies, banks, private equity firms and other financial institutions.

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

Our ability to continue to compete effectively will also depend upon our ability to retain our current investment professionals and employees and to attract highly qualified new investment professionals and employees. For additional information concerning the competitive risks that we face, refer to “Risk Factors—Industry Risks—The investment management industry is intensely competitive.”

Human Capital

As an asset management firm, we are in the human capital business. As such, we value and appreciate our most important asset—our people. We employ “owners”, not employees. Accordingly, we strive to offer competitive salaries and a comprehensive benefits package to all our employees. We want them to own their contribution to Victory Capital’s success. In recognition of this mission, Victory Capital has established an equity awards program that a majority of employees participate in. As of December 31, 2020, we had 429 employees.

We believe that doing our part to maintain the health and welfare of our employees is a critical element for achieving commercial success. As such, we provide our employees with comprehensive health benefits and offer a wellness program which focuses on employee health strategies and includes a discount to employee medical premiums for the completion of certain wellness initiatives. We have taken a proactive approach to addressing the ongoing novel coronavirus (“COVID-19”) pandemic’s impact on our employees in order to protect their health, encouraging and in some instances requiring working from home, and balancing these steps with a carefully considered return to office policy that complies with local guidelines for each of our offices. In addition, we offer employee assistance programs, including confidential assistance for mental, physical and financial well-being as well as encouraging them to save for their retirement. Finally, we believe that the well-being of our employees is enhanced when they can give back to their local communities or charities and have programs that encourage our employees to give back to their local communities.

We recognize and appreciate the importance of creating an environment in which all employees feel valued, included, and empowered to do their best work and as a result our Diversity and Inclusion Committee is charged with integrating a diversity strategy that drives best practices, goals and objectives. The Committee’s mission is to foster an environment that attracts the best talent, values diversity of life experiences and perspectives, and encourages innovation and excellence.

We encourage you to review our Corporate Responsibility Statement (located on our website) for more detailed information regarding our human capital programs and initiatives. Nothing on our website is deemed incorporated by reference into this Report.

Business Organization

Victory Capital Holdings, Inc. was formed in 2013 for the purpose of acquiring VCM and Victory Capital Services, Inc. (“VCS”), formerly known as Victory Capital Advisors, Inc. (“VCA”) from KeyCorp. VCM is a registered investment adviser managing assets through open-end mutual funds, SMAs, UMAs, CTFs, wrap separate account programs, UCITs, and ETFs. VCM also provides mutual fund administrative services for the Victory Portfolios, Victory Variable Insurance Funds and the mutual fund series of the Victory Portfolios II (collectively, the “Victory Funds”), a family of open-end mutual funds, the VictoryShares (the Company’s ETF brand), as well as the USAA Mutual Fund Business, which includes the USAA Mutual Fund Trust, a family of open-end mutual funds (the “USAA Funds”). Additionally, VCM employs all of the Company’s United States investment professionals across its Franchises and Solutions, which are not separate legal entities. VCM’s three wholly-owned subsidiaries include RS Investment Management (Singapore) Pte. Ltd., RS Investments (Hong Kong) Limited, and RS Investments (UK) Limited. VCS is registered with the SEC as a limited purpose broker-dealer and serves as distributor and underwriter for the Victory Funds and USAA Funds. VCH holds indirectly Victory Capital Transfer Agency, Inc. (“VCTA”), a transfer agent registered with the SEC that acts as transfer agent for the USAA Funds.

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

SEC Investment Adviser and Investment Company Registration / Regulation – VCM is registered with the SEC as an investment adviser under the Advisers Act (the “Advisers Act”), and the Victory Funds, USAA Funds, VictoryShares and several of the investment companies we sub‑advise are registered under the 1940 Act (the “1940 Act”). The Advisers Act and the 1940 Act, together with the SEC’s regulations and interpretations thereunder, impose substantive and material restrictions and requirements on the operations of advisers and registered funds. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act and the 1940 Act, ranging from fines and censures to termination of an adviser’s registration. As an investment adviser, we have a fiduciary duty to our clients. The SEC has interpreted that duty to impose standards, requirements and limitations on, among other things: trading for proprietary, personal and client accounts; allocations of investment opportunities among clients; our use of soft dollars; execution of transactions; and recommendations to clients. We manage accounts for all of our clients on a discretionary basis, with authority to buy and sell securities for each portfolio, select broker‑dealers to execute trades and negotiate brokerage commission rates. In connection with certain of these transactions, we receive soft dollar credits from broker‑dealers that have the effect of reducing certain of our expenses. All of our soft dollar arrangements are intended to be within the safe harbor provided by Section 28(e) of the Exchange Act. If our ability to use soft dollars were reduced or eliminated as a result of the implementation of statutory amendments or new regulations, our operating expenses would increase.

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

For the year ended December 31, 2020, 80% of our total revenues were derived from our services to investment companies registered under the 1940 Act—i.e., mutual funds and ETFs. The 1940 Act imposes significant requirements and limitations on a registered fund, including with respect to its capital structure, investments and transactions. While we exercise broad discretion over the day‑to‑day management of the business and affairs of the Victory Funds, USAA Funds, VictoryShares and the investment portfolios of the Victory Funds, USAA Funds, and VictoryShares and the funds we sub‑advise, our own operations are subject to oversight and management by each fund’s board of directors. Under the 1940 Act, a majority of the directors of our registered funds must not be “interested persons” with respect to us (sometimes referred to as the “independent director” requirement) in order to rely on certain exemptive rules under the 1940 Act relevant to the operation of registered funds. The responsibilities of the fund’s board include, among other things: approving our investment advisory agreement with the fund (or, for sub‑advisory arrangements, our sub‑advisory agreement with the fund’s investment adviser); approving other service providers; determining the method of valuing assets; and monitoring transactions involving affiliates. Our investment advisory agreements with these funds may be terminated by the funds on not more than 60 days’ notice and are subject to annual renewal by the fund’s board after the initial term of one to two years. The 1940 Act also imposes on the investment adviser or sub‑adviser to a registered fund a fiduciary duty with respect to the receipt of the adviser’s investment management fees or the sub‑adviser’s sub‑advisory fees. That fiduciary duty may be enforced by the SEC, by administrative action or by litigation by investors in the fund pursuant to a private right of action.

As required by the Advisers Act, our investment advisory agreements may not be assigned without the client’s consent. Under the 1940 Act, investment advisory agreements with registered funds (such as the mutual funds and ETFs we manage) terminate automatically upon assignment. The term “assignment” is broadly defined and includes direct assignments as well as assignments that may be deemed to occur upon the transfer, directly or indirectly, of a “controlling block” of our outstanding voting securities. Refer to “Risk Factors—Business Risks—An assignment could result in termination of our investment advisory agreements to manage SEC‑registered funds and could trigger consent requirements in our other investment advisory agreements.”

SEC Broker‑Dealer Registration / FINRA Regulation – VCS is subject to regulation by the SEC, FINRA and various states. In addition, certain of our employees are registered with FINRA and such states and subject to SEC, state and FINRA regulation. The failure of these companies and/or employees to comply with relevant regulation could have a material adverse effect on our business.

SEC Transfer Agent Registration – VCTA is a SEC-registered transfer agent. Our registered transfer agent is subject to the 1934 Act and the rules and regulations promulgated thereunder. These laws and regulations generally grant the SEC and other supervisory bodies broad administrative powers to address non-compliance with regulatory requirements. Sanctions that may be imposed for non-compliance with these requirements include the suspension of individual employees, limitations on engaging in certain activities for specified periods of time or for specified types of clients, the revocation of registrations, other censures and significant fines.

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

CFTC Regulation – VCM is registered with the Commodity Futures Trading Commission (the “CFTC”) as a commodity operator and is a member of the NFA, a self‑regulatory organization for the U.S. derivatives industry. In addition, certain of our employees are registered with the CFTC and members of NFA. Registration with the CFTC and NFA membership subjects VCM to regulation by the CFTC and the NFA including, but not limited to, reporting, recordkeeping, disclosure, self‑examination and training requirements. Registration with the CFTC also subjects VCM to periodic on‑site audits. Each of the CFTC and NFA is authorized to institute proceedings and impose sanctions for violations of applicable regulations.

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

In Hong Kong, the Securities and Futures Ordinance, or the SFO, and its subsidiary legislation, governs the securities and futures markets and regulates, among others, offers of investments to the public and provides for the licensing of dealing in securities and investment management activities and intermediaries. This legislation is administered by the Securities and Futures Commission, or the SFC. The SFC is also empowered under the SFO to establish standards for compliance as well as codes and guidelines. We and our employees operate within an exemption to the relevant regulated activity specified in the SFO and so are not required to be licensed with the SFC. Failure to comply with the SFO and its subsidiary legislation could result in various sanctions being imposed, including imprisonment and fines.

VCM is also authorized by the Central Bank of Ireland, which regulates our Irish business activities, to act as an investment manager to Irish UCITS fund. We have historically operated in Australia on the basis of a “sufficient equivalence relief” exemption from local licensing with the Australian Securities and Investments Commission. This relief is expiring for foreign financial service providers like us and, as result, VCM will need to apply for an obtain a securities license by April 1, 2022.

Compliance – Our legal and compliance functions consist of 16 professionals as of December 31, 2020. This group is responsible for all legal and regulatory compliance matters, as well as for monitoring adherence to client investment guidelines. Our legal and compliance teams work through a well‑established reporting and communication structure to ensure we have a consistent and holistic program for legal and regulatory compliance. Senior management is also involved at various levels in all of these functions. We cannot assure that our legal and compliance functions will be effective to prevent all losses. Refer to “Item 1A. Risk Factors—General Risks—If our techniques for managing risk are ineffective, we may be exposed to material unanticipated losses.”

For more information about our regulatory environment, refer to “Risk Factors—Legal and Regulatory Risks—As an investment management firm, we are subject to extensive regulation” and “Risk Factors— Legal and Regulatory Risks —The regulatory environment in which we operate is subject to continual change and regulatory developments designed to increase oversight may materially adversely affect our business.”

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

Risk Factors Summary

The following is a summary of risks and uncertainties that affect our business, financial condition or results of operations. We are providing the following summary of risk factors to enhance readability of our risk factor disclosure. Material risks that may adversely affect our business, financial condition or results of operations include, but are not limited to, the following:

Market and Investment Performance Risks

•	We earn substantially all of our revenues based on AUM, and any reduction in AUM would reduce our revenues and profitability.
•	If our strategies perform poorly, clients could redeem their assets and we could suffer a decline in our AUM, which would reduce our earnings.
•	The historical returns of our strategies may not be indicative of their future results or of the strategies we may develop in the future.
•	We may support our money market funds to maintain their stable net asset values, or other products we manage, which could affect our revenues or operating results.
•	The performance of our strategies or the growth of our AUM may be constrained by unavailability of appropriate investment opportunities.

Business Risks

•	The ongoing COVID-19 pandemic has, and will likely continue to, negatively impact the global economy and interrupt normal business activity.
•	The loss of key investment professionals or members of our senior management team could have a material adverse effect on our business.
•	We derive substantially all of our revenues from contracts and relationships that may be terminated upon short or no notice.
•	Investors in certain funds that we advise can redeem their assets from those funds at any time without prior notice.
•

Investment recommendations provided to our direct investor channel may not be suitable or fulfill regulatory requirements; representatives may not disclose or address conflicts of interest, conduct inadequate due diligence, provide inadequate disclosure; mutual fund transactions may be subject to human error or fraud.

•

The significant growth we have experienced over the past few years may be difficult to sustain and our growth strategy is dependent in part upon our ability to make and successfully integrate new strategic acquisitions.

•	Our expenses are subject to fluctuations that could materially impact our results of operations.
•	A significant proportion of our existing AUM is managed in long‑only investments.
•	Our efforts to establish and develop new teams and strategies may be unsuccessful and could negatively impact our results of operations and could negatively impact our reputation and culture.
•	An assignment could result in termination of our investment advisory agreements to manage SEC‑registered funds and could trigger consent requirements in our other investment advisory agreements.
•

Our failure to comply with investment guidelines set by our clients, including the boards of registered funds, and limitations imposed by applicable law, could result in damage awards against us and a loss of AUM, either of which could adversely affect our results of operations or financial condition.

•	We provide a broad range of services to the Victory Funds, USAA Funds, VictoryShares and sub‑advised mutual funds which may expose us to liability.
•	Potential impairment of goodwill and intangible assets could result in not realizing the value of these assets.
•

If we were deemed an investment company required to register under the the Investment Company Act of 1940 (the “Investment Company Act”), we would become subject to burdensome regulatory requirements and our business activities could be restricted.

Merger and Acquisition Risks

•	We may not realize the benefits we expect from mergers and acquisitions because of integration difficulties and other challenges.
•	Certain liabilities resulting from acquisitions are estimated and could lead to a material impact on earnings.

Indebtedness Risks

•	Our substantial indebtedness may expose us to material risks.
•	The phase out of LIBOR may have a negative impact on our funds and our debt obligations and may require significant operational work.

Capital Structure and Public Company Risks

•	A relatively large percentage of our common stock is concentrated with a small number of shareholders, which could increase the volatility in our stock trading and affect our share price.
•	The dual class structure of our common stock has the effect of concentrating voting control with those shareholders who hold our Class B common stock.
•	Crestview GP controls us and its interests may conflict with ours or other shareholders’ in the future.
•	The market price of our Class A common stock is likely to be volatile and could decline.
•	Future sales of shares by shareholders could cause our stock price to decline.
•	If securities or industry analysts do not publish research or publish misleading or unfavorable research about our business, our stock price and trading volume could decline.

•

We are an “emerging growth company,” and any decision on our part to comply with certain reduced disclosure requirements applicable to emerging growth companies could make our Class A common stock less attractive to investors.

•

The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business, particularly after we are no longer an “emerging growth company.”

•	Failure to maintain effective internal control over financial reporting could have a material adverse effect on our business, operating results and stock price
•	Our ability to pay regular dividends is subject to our Board’s discretion and Delaware law.
•	Future offerings of debt or equity securities may rank senior to our Class A common stock.
•	We are a “controlled company” within the meaning of the rules of NASDAQ, and, as a result, we will qualify for, and intend to rely on, exemptions from certain corporate governance requirements.
•	Provisions in our charter documents could discourage a takeover that shareholders may consider favorable.
•

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Legal and Regulatory Risks

•	As an investment management firm, we are subject to extensive regulation.
•	The regulatory environment in which we operate is subject to continual change and regulatory developments designed to increase oversight may materially adversely affect our business.

Industry Risks

•	Recent trends in the investment management industry could reduce our AUM, revenues and net income.
•	The investment management industry is intensely competitive.

Third Party Risks

•	We depend primarily on third parties to market Victory Funds, USAA Funds and VictoryShares.
•

We rely on third parties to provide products or services for the operation of our business, and a failure or inability by such parties to provide these products or services could materially adversely affect our business.

Operational and Cybersecurity Risks

•	Operational risks may disrupt our business, result in losses or limit our growth.
•	Failure to implement effective information and cyber security policies, procedures and capabilities could disrupt operations and cause financial losses.
•

Disruption to the operations of third parties whose functions are integral to our ETF platform may adversely affect the prices at which VictoryShares trade, particularly during periods of market volatility.

General Risks

•	Reputational harm could result in a loss of AUM and revenues.
•	If our techniques for managing risk are ineffective, we may be exposed to material unanticipated losses.
•	Certain of our strategies invest principally in the securities of non‑U.S. companies, which involve foreign currency exchange, tax, political, social and economic uncertainties and risks.
•	The expansion of our business outside of the United States raises tax and regulatory risks, may adversely affect our profit margins and places additional demands on our resources and employees.
•	Failure to properly address conflicts of interest could harm our reputation, business and results of operations.
•	Insurance may not be available on a cost-effective basis to protect us from liability.

Market and Investment Performance Risks

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

We earn substantially all of our revenues from asset‑based fees from investment management products and services to individuals and institutions. Therefore, if our AUM declines, our fee revenue will decline, which will reduce our profitability as certain of our expenses are fixed. There are several reasons that AUM could decline:

•

The performance of our investment strategies is critical to our business, and any real or perceived negative absolute or relative performance could negatively impact the maintenance and growth of AUM. Net flows related to our strategies can be affected by investment performance relative to other competing strategies or to established benchmarks. Our investment strategies are rated, ranked, recommended or assessed by independent third parties, distribution partners, and industry periodicals and services. These assessments may influence the investment decisions of our clients. If the performance or assessment of our strategies is seen as underperforming relative to peers, it could result in an increase in the withdrawal of assets by existing clients and the inability to attract additional commitments from existing and new clients. In addition, certain of our strategies have or may have capacity constraints, as there is a limit to the number of securities available for the strategy to operate effectively. In those instances, we may choose to limit access to those strategies to new or existing investors, such as we have done for two mutual funds managed by the Sycamore Capital Franchise which had an aggregate of $18.3 billion in AUM as of December 31, 2020.

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

Our strategies can perform poorly for a number of reasons, including: general market conditions; investor sentiment about market and economic conditions; investment styles and philosophies; investment decisions; global events; the performance of the companies in which our strategies invest and the currencies in which those investment are made; the fees we charge; the liquidity of securities or instruments in which our strategies invest; and our inability to identify sufficient appropriate investment opportunities for existing and new client assets on a timely basis. In addition, while we seek to deliver long‑term value to our clients, volatility may lead to under‑performance in the short term, which could adversely affect our results of operations.

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

The historical returns of our strategies and the ratings and rankings we or the mutual funds, ETFs and other pooled investment vehicles that we advise have received in the past should not be considered indicative of the future results of these strategies or of any other strategies that we may develop in the future. The investment performance we achieve for our clients varies over time and the variance can be wide. The ratings and rankings we or the mutual funds, ETFs and other pooled investment vehicles that we advise have received are typically revised monthly. Our strategies’ returns have benefited during some periods from investment opportunities and positive economic and market conditions. In other periods, general economic and market conditions have negatively affected investment opportunities and our strategies’ returns. These negative conditions may occur again, and in the future, we may not be able to identify and invest in profitable investment opportunities within our current or future strategies.

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

Approximately 2% of our AUM as of December 31, 2020, consisted of assets in money market funds. Money market funds seek to preserve a stable net asset value. Market conditions could lead to severe liquidity or security pricing issues, which could impact the NAV of money market funds. If the NAV of a money market fund managed by our asset managers were to fall below its stable net asset value, we would likely experience significant redemptions in AUM and reputational harm, which could have a material adverse effect on our revenues or net income. If a money market fund's stable NAV comes under pressure, we may elect, to provide credit, liquidity, or other support to the fund. We may also elect to provide similar or other support, including by providing liquidity to a fund, to other products we manage for any number of reasons. If we elect to provide support, we could incur losses from the support we provide and incur additional costs, including financing costs, in connection with the support. These losses and additional costs could be material and could adversely affect our earnings. In addition, certain proposed regulatory reforms could adversely impact the operating results of our money market funds.

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

Business Risks

The ongoing COVID-19 pandemic has, and will likely continue to, negatively impact the global economy and interrupt normal business activity.

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. The global spread of COVID-19 has created significant volatility, uncertainty and economic disruption. While COVID-19 did not have a material adverse effect on our business, operations and financial results as of December 31, 2020, the extent to which the pandemic impacts our business, operations and financial results going forward will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on economic activity and actions taken in response; and the effect on our ability to sell and provide our services.

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

Investors in the mutual funds and certain other pooled investment vehicles that we advise or sub‑advise may redeem their assets from those funds at any time on fairly limited or no prior notice, thereby reducing our AUM. These investors may redeem for any number of reasons, including general financial market conditions, global events, the absolute or relative investment performance we have achieved, or their own financial conditions and requirements. In a declining stock market, the pace of redemptions could accelerate. Poor investment performance relative to other funds tends to result in decreased client commitments and increased redemptions. For the year ended December 31, 2020, we generated approximately 91% of our total revenues from mutual funds and other pooled investment vehicles that we advise (including our proprietary mutual funds, or the Victory Funds, USAA Funds, VictoryShares, and other entities for which we are adviser or sub‑adviser). The redemption of assets from those funds could adversely affect our revenues and have a material adverse effect on our earnings.

Investment recommendations provided to our direct investor channel may not be suitable or fulfill regulatory requirements; representatives may not disclose or address conflicts of interest, conduct inadequate due diligence, provide inadequate disclosure; mutual fund transactions subject to human error or fraud.

The direct channel serves existing or potential individual investors who invest in our USAA Mutual Funds and USAA 529 College Savings Plan. Our broker-dealer subsidiary has a dedicated retail investor-facing sales team who discuss the merits of investing in the USAA Mutual Funds and provide asset allocation recommendations based on the investor’s needs to aid them in their decision making. Our sales team’s recommendations may not fulfill regulatory requirements as a result of their failing to collect sufficient information about an investor or failing to understand the investor’s needs or risk tolerances. Risks associated with providing recommendations also include those arising from how we disclose and address actual or potential conflicts of interest, inadequate due diligence, inadequate disclosure, human error and fraud. In addition, Regulation Best Interest imposes heightened conduct standards, suitability analysis and disclosure requirements when we provide recommendations to retail investors. To the extent that we fail to satisfy regulatory requirements, fail to know our mutual fund shareholders, improperly advise these investors, or risks associated with providing investment recommendations otherwise materialize, we could be found liable for losses suffered by such investors, or could be subject to regulatory fines, and penalties, any of which could harm our reputation and business.

We may be subject to claims of unsuitable investments. If individual investors who invest in the USAA Mutual Funds or USAA 529 College Savings Plan suffer losses on their investment mandates, they may seek compensation from us on the basis of allegations that the USAA Mutual Funds or the investment options in the USAA 529 College Savings Plan were not suitable or that the fund prospectuses or other marketing materials contained material errors or were misleading. Despite the controls relating to disclosure in fund prospectuses and marketing materials, it is possible that such action may be successful, which in turn could adversely affect the business, financial condition and results of operations. Any claim for lack of suitability may also result in regulatory investigation, censure and/or fine and may damage our reputation.

The significant growth we have experienced over the past few years may be difficult to sustain and our growth strategy is dependent in part upon our ability to make and successfully integrate new strategic acquisitions.

Our AUM has increased from $17.9 billion following our 2013 management‑led buyout with Crestview GP from KeyCorp to $147.2 billion as of December 31, 2020, primarily as a result of acquisitions. The absolute measure of our AUM represents a significant rate of growth that may be difficult to sustain. The continued long‑term growth of our business will depend on, among other things, successfully making new acquisitions, retaining key investment professionals, maintaining existing strategies and selectively developing new, value‑added strategies. There is no certainty that we will be able to identify suitable candidates for acquisition at prices and terms we consider attractive, consummate any such acquisition on acceptable terms, have sufficient resources to complete an identified acquisition or that our strategy for pursuing acquisitions will be effective. In addition, any acquisition can involve a number of risks, including the existence of known, unknown or contingent liabilities. An acquisition may impose additional demands on our staff that could strain our operational resources and require expenditure of substantial legal, investment banking and accounting fees. We may be required to issue additional shares of common stock or spend significant cash to consummate an acquisition, resulting in dilution of ownership or additional debt leverage, or spend additional time and money on facilitating the acquisition that otherwise would be spent on the development and expansion of our existing business.

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

As of December 31, 2020, approximately 73% of our AUM was invested in U.S. and international equity. Under market conditions in which there is a general decline in the value of equity securities, the AUM in each of our equity strategies is likely to decline. Unlike some of our competitors, we do not currently offer strategies that invest in privately held companies or take short positions in equity securities, which could offset some of the poor performance of our long‑only equity strategies under such market conditions. Even if our investment performance remains strong during such market conditions relative to other long‑only equity strategies, investors may choose to withdraw assets from our management or allocate a larger portion of their assets to non‑long‑only or non‑equity strategies. In addition, the prices of equity securities may fluctuate more widely than the prices of other types of securities, making the level of our AUM and related revenues more volatile.

As of December 31, 2020, approximately 30% of our total AUM was concentrated in small‑ and mid‑cap equities. As a result, a substantial portion of our operating results depends upon the performance of those investments, and our ability to retain client assets in those investments. If a significant portion of the investors in such investments decided to withdraw their assets or terminate their investment advisory agreements for any reason, including poor investment performance or adverse market conditions, our revenues from those investments would decline, which would have a material adverse effect on our earnings and financial condition.

As of December 31, 2020, approximately 27% of our total AUM was invested in U.S. taxable and tax-exempt fixed-income and money market securities. While fixed-income is typically considered less volatile than the equity markets, it does exhibit different types of risks such as interest rate risk, credit risk, and over-the-counter liquidity risk. Also, retention of fixed income AUM depends upon the performance of those investments, and our ability to retain client assets in those investments. If a significant portion of the investors in such investments decided to withdraw their assets or terminate their investment advisory agreements for any reason, including poor investment performance or adverse market conditions, our revenues from those investments would decline, which would have a material adverse effect on our earnings and financial condition. Money market securities are about 2% of total AUM and are considered a low risk asset category.

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

An assignment could result in termination of our investment advisory agreements and could trigger consent requirements in our other investment advisory agreements.

Under the 1940 Act, each of the investment advisory agreements between registered funds and our subsidiary, VCM, and investment sub‑advisory agreements between the investment adviser to a registered fund and VCM, will terminate automatically in the event of its assignment, as defined in the 1940 Act.

Assignment, as generally defined under the 1940 Act and the Investment Advisers Act of 1940, as amended, or the Advisers Act, includes direct assignments as well as assignments that may be deemed to occur, under certain circumstances, upon the direct or indirect transfer of a “controlling block” of our outstanding voting securities. A transaction is not an assignment under the 1940 Act or the Advisers Act if it does not result in a change of actual control or management of VCM.

Upon the occurrence of such an assignment, VCM could continue to act as adviser or sub‑adviser to any such registered fund only if that fund’s board and shareholders approved a new investment advisory agreement, except in the case of certain of the registered funds that we sub‑advise for which only board approval would be necessary pursuant to a manager‑of‑managers SEC exemptive order. In addition, as required by the Advisers Act, each of the investment advisory agreements for the separate accounts and pooled investment vehicles we manage provides that it may not be assigned, as defined in the Advisers Act, without the consent of the client. In addition, the investment advisory agreements for certain pooled investment vehicles we manage outside the U.S. contain provisions requiring board approval and or client consent before they can be assigned. If an assignment were to occur, we cannot be certain that we would be able to obtain the necessary approvals from the boards and shareholders of the registered funds we advise or the necessary consents from our separate account or pooled investment vehicle clients.

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

When clients retain us to manage assets on their behalf, they generally specify certain guidelines regarding investment allocation and strategy that we are required to follow in managing their assets. The boards of registered funds we manage generally establish similar guidelines regarding the investment of assets in those funds. We are also required to invest the registered funds’ assets in accordance with limitations under the 1940 Act and applicable provisions of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. Other clients, such as plans subject to the Employee Retirement Income Security Act of 1974, as amended, or ERISA, or non‑U.S. funds and pooled investment vehicles, require us to invest their assets in accordance with applicable law. Our failure to comply with any of these guidelines and other limitations could result in losses to clients or investors in a fund which, depending on the circumstances, could result in our obligation to make clients or fund investors whole for such losses. If we believed that the circumstances did not justify a reimbursement, or clients and investors believed the reimbursement we offered was insufficient, they could seek to recover damages from us or could withdraw assets from our management or terminate their investment advisory agreement with us. Any of these events could harm our reputation and materially adversely affect our business.

We provide a broad range of services to the Victory Funds, USAA Funds, VictoryShares and sub‑advised mutual funds which may expose us to liability.

We provide a broad range of administrative services to the Victory Funds, the USAA Funds and VictoryShares, including providing personnel to the Victory Funds, the USAA Funds and VictoryShares to serve as directors and officers, the preparation or supervision of the preparation of the Victory Funds’, USAA Funds’ and VictoryShares’ regulatory filings, maintenance of board calendars and preparation or supervision of the preparation of board meeting materials, management of compliance and regulatory matters, provision of shareholder services and communications, accounting services, including the supervision of the activities of the Victory Funds’, USAA Funds’ and VictoryShares’ accounting services provider in the calculation of the funds’ net asset values, supervision of the preparation of the Victory Funds’, USAA Funds’ and VictoryShares’ financial statements and coordination of the audits of those financial statements, tax services, including calculation of dividend and distribution amounts and supervision of tax return preparation, supervision of the work of the USAA Funds’, Victory Funds’ and VictoryShares’ other service providers, VCTA acting as transfer agent to the USAA Funds and VCS acting as a distributor for the Victory Funds and USAA Funds. If we make a mistake in the provision of those services, the Victory Funds, USAA Funds or VictoryShares could incur costs for which we might be liable. In addition, if it were determined that the Victory Funds, USAA Funds or VictoryShares failed to comply with applicable regulatory requirements as a result of action or failure to act by our employees, we could be responsible for losses suffered or penalties imposed. In addition, we could have penalties imposed on us, be required to pay fines or be subject to private litigation, any of which could decrease our future income or negatively affect our current business or our future growth prospects. Although less extensive than the range of services we provide to the Victory Funds, USAA Funds’ and VictoryShares, we also provide a limited range of services, in addition to investment management services, to sub‑advised mutual funds.

In addition, we from time to time provide information to the funds for which we act as sub‑adviser (or to a person or entity providing administrative services to such a fund), and to the UCITS, for which we act as investment manager (or to the promotor of the UCITS or a person or entity providing administrative services to such a UCITS), which is used by those funds or UCITS in their efforts to comply with various regulatory requirements. If we make a mistake in the provision of those services, the sub‑advised fund or UCITS could incur costs for which we might be liable. In addition, if it were determined that the sub‑advised fund or UCITS failed to comply with applicable regulatory requirements as a result of action or failure to act by our employees, we could be responsible for losses suffered or penalties imposed. In addition, we could have penalties imposed on us, be required to pay fines or be subject to private litigation, any of which could decrease our future income or negatively affect our current business or our future growth prospects.

Potential impairment of goodwill and intangible assets could result in not realizing the value of these assets.

As of December 31, 2020, our goodwill and intangible assets totaled $1.6 billion. The value of these assets may not be realized for a variety of reasons, including, but not limited to, significant redemptions, loss of clients, damage to brand name and unfavorable economic conditions. In accordance with the guidance under Financial Accounting Standards Board, or FASB, ASC 350‑20, Intangibles—Goodwill and Other, we review the carrying value of goodwill and intangible assets not subject to amortization on an annual basis, or more frequently if indications exist suggesting that the fair value of our intangible assets may be below their carrying value. Determining goodwill and intangible assets, and evaluating them for impairment, requires significant management estimates and judgment, including estimating value and assessing useful life in connection with the allocation of purchase price in the acquisition creating them. We evaluate the value of intangible assets subject to amortization on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Should such reviews indicate impairment, a reduction of the carrying value of the intangible asset could occur.

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

Merger and Acquisition Risks

We may not realize the benefits we expect from mergers and acquisitions because of integration difficulties and other challenges.

We regularly review, and from time to time have discussions on and engage in, potential transactions, including potential acquisitions of other asset managers or their assets, consolidations, equity method investments or similar transactions, some of which may be material. The success of these transactions will depend in large part on the success of integrating the personnel, operations, strategies, technologies and other components of the businesses following the completion of the transaction. The Company may fail to realize some or all of the anticipated benefits if the integration process takes longer than expected or is more costly than expected. The failure of the Company to meet the challenges involved in successfully integrating the operations or to otherwise realize any of the anticipated benefits could impair the operations of the Company. Potential difficulties that we may encounter in the integration process include the following:

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

Indebtedness Risks

Our substantial indebtedness may expose us to material risks.

As of December 31, 2020, we had $788.2 million of outstanding term loans under the 2019 Credit Agreement. In 2020, we repaid $163.8 million of the outstanding term loans under the 2019 Credit Agreement and subsequent to December 31, 2020, we repaid an additional $47.5 million. Our substantial indebtedness may make it more difficult for us to withstand or respond to adverse or changing business, regulatory and economic conditions or to take advantage of new business opportunities or make necessary capital expenditures. In addition, the 2019 Credit Agreement contains financial and operating covenants that may limit our ability to conduct our business. While we are currently in compliance in all material respects with the financial and operating covenants under the 2019 Credit Agreement, we cannot assure that at all times in the future we will satisfy all such financial and operating covenants (or any such covenants applicable at the time) or obtain any required waiver or amendment, in which event all outstanding indebtedness could become immediately due and payable. This could result in a substantial reduction in our liquidity and could challenge our ability to meet future cash needs of the business.

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

Pursuant to the First Amendment, the Company refinanced the existing term loans (the “2019 Term Loans”) with replacement term loans in an aggregate principal amount of $952.0 million (the “2020 Term Loans”). The 2020 Term Loans provide for substantially the same terms as the 2019 Term Loans, including the same maturity date of July 1, 2026, except that the 2020 Term Loans provide for a reduced applicable margin on LIBOR of 75 basis points. The applicable margin on LIBOR under the 2020 Term Loans is 2.50%, compared to 3.25% under the 2019 Term Loans.

2021 Debt Refinancing

Subsequent to December 31, 2020, we entered into the Second Amendment (the “Second Amendment”) to the 2019 Credit Agreement (as amended by the First Amendment to the Credit Agreement dated as of January 17, 2020, the “2020 Term Loans”) with the other loan parties thereto, Barclays Bank PLC, as administrative agent and collateral agent, the Royal Bank of Canada as fronting bank, and the lenders party thereto from time to time.

Pursuant to the Second Amendment, the Company refinanced the 2020 Term Loans with replacement term loans in an aggregate principal amount of $755.7 million (the “Repriced Term Loans”). The Repriced Term Loans provide for substantially the same terms as the Existing Term Loans, including the same maturity date of July 1, 2026, except that the Repriced Term Loans provide for a reduced applicable margin on LIBOR of 25 basis points. The applicable margin on LIBOR under the Repriced Term Loans is 2.25%, compared to 2.50% under the Existing Term Loans.

The phase out of LIBOR may have a negative impact on our funds and our debt obligations and may require significant operational work.

The Financial Conduct Authority (“FCA”), which regulates the administrator of the London Interbank Offered Rate (“LIBOR”) has announced that it will no longer compel panel banks to submit rates for LIBOR after year-end 2021. On November 30, 2020, the ICE Benchmark Association announced its intention to cease publication of two LIBOR rates and to delay the timeline for LIBOR rates with other maturities:

•	The one-week and two-month U.S. dollar-denominated (“USD”) LIBOR rates will retire on December 31, 2021.
•	The overnight, one-month, three-month, six-month and 12-month USD LIBOR rates will continue to be published through June 30, 2023.

The expected phase-out of LIBOR could negatively impact our net interest revenue and require significant operational work. Certain securities in our investment portfolio and the floating rate loans that our strategies may hold reference LIBOR as the benchmark rate to determine the applicable interest rate or payment amount. If LIBOR is discontinued

after 2021 and 2023 as expected, there will be uncertainty or differences in the calculation of the applicable interest rate or payment amount depending on the terms of the governing instruments and there will be significant work required to transition using the new benchmark rates and implement necessary changes to our systems. Regulators and industry working groups have suggested alternative reference rates, but global consensus is lacking. This could result in different financial performance for previously booked transactions and may impact our existing transaction data, products, systems, operations, and pricing processes. The transition away from LIBOR may lead to increased volatility and illiquidity in markets that are tied to LIBOR, reduced values of LIBOR-related investments, and reduced effectiveness of hedging strategies. The calculation of interest rates under the replacement benchmarks could also impact our net interest revenue. In addition, LIBOR may perform differently during the phase-out period than in the past which could result in lower interest payments and a reduction in the value of certain securities in our investment portfolio. While our 2019 Credit Agreement provides for a mechanism for determining an alternative interest rate following the phase-out of LIBOR, uncertainty regarding alternative rates may make borrowing under our 2019 Credit Agreement or refinancing more expensive or difficult to achieve on terms we consider favorable.

Capital Structure and Public Company Risks

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

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. Our Employee Shareholders Committee, Crestview GP, Reverence Capital, our directors and executive officers and each of and their respective affiliates, hold in the aggregate 96.8% of the total voting power of our outstanding common stock and the unvested restricted stock as of December 31, 2020. Because of the ten‑to‑one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the voting power of our common stock and therefore will be able to control all matters submitted to our shareholders for approval. Our Class B common stock will be converted into shares of Class A common stock, which conversion will occur automatically, in the case of each share of Class B common stock, upon transfers (subject to limited exceptions, such as certain transfers effected for estate planning purposes), a termination of employment by an employee shareholder or upon the date the number of shares of Class B common stock then outstanding (including unvested restricted shares) is less than 10% of the aggregate number of shares of Class A common stock and Class B common stock then outstanding (including unvested restricted shares). We may issue additional shares of our Class B common stock in the future, including in connection with acquisitions or equity grants to employees.

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

Crestview GP does not hold any of our Class A common stock, but beneficially owns 52.2% of our common stock through its beneficial ownership of our Class B common stock and 66.2% of the total voting power of our outstanding common stock and unvested restricted stock as of December 31, 2019. As a result, Crestview GP has the ability to elect a majority of the members of our board of directors and thereby control our policies and operations, including the appointment of management, future issuances of our common stock or other securities, the payment of dividends, if any, on our common stock (including the Class A common stock), the incurrence of debt by us, amendments to our amended and restated certificate of incorporation and amended and restated bylaws, and the entering into of extraordinary transactions. Crestview GP will also be able to determine the outcome of all matters requiring shareholder approval and will be able to cause or prevent a change in control of us or a change in the composition of our board of directors and could preclude any acquisition of us. This concentration of voting control could deprive other shareholders of an opportunity to receive a premium for shares of their Class A common stock as part of a sale of us and ultimately might affect the market price of our Class A common stock. Further, the interests of Crestview GP may not in all cases be aligned with other shareholders’ interests.

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

Sales of substantial amounts of our Class A common stock in the public market, or the perception that these sales could occur, could cause the market price of our Class A common stock to decline. As of February 28, 2021, 16,236,249 shares of our Class A common stock and 51,466,049 shares of our Class B common stock, which are convertible, at the option of the holder, into an equal number of shares of Class A common stock, are outstanding. Of these shares, all of the shares of Class A common stock is freely tradable without restriction under the Securities Act, unless purchased by our “affiliates,” as that term is defined in Rule 144 under the Securities Act. The 51,336,177 shares of our Class B common stock held by Crestview GP, Reverence Capital, our directors and officers and other existing shareholders, are “restricted securities” within the meaning of Rule 144 under the Securities Act. Restricted securities may be sold in the public market only if they are registered under the Securities Act or are sold pursuant to an exemption from registration under Rule 144 or Rule 701 under the Securities Act.

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

We may take advantage of these exemptions until such time that we are no longer an emerging growth company. Accordingly, the information contained herein may be different than the information provided by other public companies. We could remain an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues are at least $1.07 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b‑2 under the Exchange Act, which would occur if, among other things, the market value of our common equity securities held by non‑affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in nonconvertible debt securities during the preceding three‑year period. The USAA Acquisition could accelerate the timing of when we cease to be an emerging growth company to a period shorter than the fifth anniversary of our IPO. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal control over financial reporting, investors could lose confidence in the reliability of our financial statements. Any decision on our part to comply with certain reduced disclosure requirements applicable to emerging growth companies could make our Class A common stock less attractive to investors.”

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

Section 404 of the Sarbanes-Oxley Act and related SEC rules require that we perform an annual management assessment of the design and effectiveness of our internal control over financial reporting. Our assessment concluded that our internal control over financial reporting was effective as of December 31, 2020; however, there can be no assurance that we will be able to maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time in future periods. Accordingly, we cannot assure that we will be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal control is necessary for us to produce reliable financial reports and is important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our Class A common stock could drop significantly.

Our ability to pay regular dividends is subject to our Board’s discretion and Delaware law.

We intend to pay dividends to holders of our Class A common stock as described in “Dividend Policy.” Our board of directors may, in its sole discretion, change the amount or frequency of dividends or discontinue the payment of dividends entirely. In making decisions regarding our quarterly dividends, we consider general economic and business conditions, our strategic plans and prospects, our businesses and investment opportunities, our financial condition and operating results, working capital requirements and anticipated cash needs, contractual restrictions (including under the terms of our Second Amendment to the 2019 Credit Agreement) and legal, tax, regulatory and such other factors as we may deem relevant.

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

Legal and Regulatory Risks

As an investment management firm, we are subject to extensive regulation.

Investment management firms are subject to extensive regulation in the United States, primarily at the federal level, including regulation by the SEC under the 1940 Act and the Advisers Act, by the U.S. Department of Labor, or the DOL, under ERISA, by the Commodity Futures Trading Commission, or the CFTC, by the National Futures Association, or NFA, under the Commodity Exchange Act, and by the Financial Industry Regulatory Authority, Inc., or FINRA. The U.S. mutual funds and ETFs we manage are registered with and regulated by the SEC as investment companies under the 1940 Act. The Advisers Act imposes numerous obligations on investment advisers, including recordkeeping, advertising, compliance and operating requirements, disclosure obligations and prohibitions on fraudulent activities. The 1940 Act imposes similar obligations, as well as additional detailed operational requirements, on registered funds, which must be adhered to by their investment advisers. Investment advisers also are subject to certain state securities laws and regulations. Non compliance with the Advisers Act, the 1940 Act or other federal and state securities laws and regulations could result in investigations, sanctions, disgorgement, fines and reputational damange.

Trading and investment activities conducted by the investment adviser for its client accounts are regulated under the Exchange Act, as well as the rules of various securities exchanges and self-regulatory organizations, including laws governing trading on inside information, market manipulation and a broad number of technical requirements (e.g., short sale limits, volume limitations and reporting obligations) and market regulation policies. Violation of any of these laws and regulations could result in fines or sanctions, as well as restrictions on the investment management firm’s activities and damage to its reputation.

Certain client accounts subject the investment adviser to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and to regulations promulgated thereunder by the DOL, since we act as a “fiduciary” under ERISA with respect to benefit plan clients that are subject to ERISA. ERISA and applicable provisions of the Internal Revenue Code impose certain duties on persons who are fiduciaries under ERISA, require the investment adviser to carry bonds insuring against losses caused by fraud or dishonesty, prohibit certain transactions involving ERISA plan clients and impose excise taxes for violations of these prohibitions, and mandate certain required periodic reporting and disclosures. ERISA also imposes additional compliance, reporting and operational requirements on investment advisers that otherwise are not applicable to clients that are not subject to ERISA.

We have also expanded our distribution effort into non‑U.S. markets through partnered distribution efforts and product offerings, including Australia, Europe, Japan, Singapore and Hong Kong. In the future, we may further expand our business outside of the United States in such a way or to such an extent that we may be required to register with additional foreign regulatory agencies or otherwise comply with additional non‑U.S. laws and regulations that do not currently apply to us and with respect to which we do not have compliance experience. Our lack of experience in complying with any such non‑U.S. laws and regulations may increase our risk of being subject to regulatory actions and becoming party to litigation in such non‑U.S. jurisdictions, which could be more expensive. Moreover, being subject to regulation in multiple jurisdictions may increase the cost, complexity and time required for engaging in transactions that require regulatory approval.

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

SEC ETF Rule: In September 2019, the SEC adopted rule 6c-11 under the Investment Company Act of 1940 known as the “ETF Rule”. The ETF Rule will allow ETFs that satisfy certain conditions to operate without first obtaining individual exemptive relief from the SEC. The ETF Rule is designed to create a clear and consistent regulatory framework for most ETFs operating today and will impact all ETFs registered under the Investment Company Act The ETF Rule and related form amendments became effective in December 2019. The form amendments will have a transition period of one year following the effective date. In addition, the ETF Rule rescinds, one year after its effective date, the existing exemptive relief for all eligible ETFs.

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

Consumer Privacy Protection Laws: In July 2020, certain business activities in California that involve the processing of personal information became subject to the California Consumer Privacy Act (“CCPA”), which provides for enhanced consumer protections for California residents. The CCPA imposes obligations on the firm for the handling, disclosure and deletion of personal information for California residents. Any failure by the firm to comply with the CCPA may result in fines, heightened regulatory scrutiny and/or reputational harm.

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

Industry Risks

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

Third Party Risks

We depend primarily on third parties to market and sell our products.

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

We access institutional clients primarily through consultants. Our institutional business is dependent upon referrals from consultants. Many of these consultants review and evaluate our products and our firm from time to time. As of December 31, 2020, 34% of our institutional separate and CTF accounts AUM was acquired through consultants. Poor reviews or evaluations of either a particular strategy or us as an investment management firm may result in client withdrawals or may impair our ability to attract new assets through these consultants.

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

Operational and Cybersecurity Risks

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

General Risks

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

As of December 31, 2020, approximately 9% of our total AUM was invested in strategies that primarily invest in securities of non‑U.S. companies and securities denominated in currencies other than the U.S. dollar. Fluctuations in foreign currency exchange rates could negatively affect the returns of our clients who are invested in these securities. In addition, an increase in the value of the U.S. dollar relative to non‑U.S. currencies is likely to result in a decrease in the U.S. dollar value of our AUM, which, in turn, would likely result in lower revenue and profits.

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

We have expanded and intend to continue to expand our distribution efforts into non‑U.S. markets through partnered distribution efforts and product offerings, including Europe, Japan, Singapore, Hong Kong and Australia. For example, we organized and serve as investment manager of Irish‑domiciled UCIT fund. Clients outside the United States may be adversely affected by political, social and economic uncertainty in their respective home countries and regions, which could result in a decrease in the net client cash flows that come from such clients. This expansion has required and will continue to require us to incur a number of up‑front expenses, including those associated with obtaining and maintaining regulatory approvals and office space, as well as additional ongoing expenses, including those associated with leases, the employment of additional support staff and regulatory compliance.

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

On June 23, 2016, the United Kingdom (“UK”) held a referendum in which voters approved an exit from the EU, commonly referred to as "Brexit". The UK’s withdrawal from the EU occurred on January 31, 2020, and the UK remained in the EU’s customs union and single market until December 31, 2020 (the “Transition Period”). The UK and the EU agreed a Trade and Cooperation Agreement on December 24, 2020 (the “TCA”), which is intended to be operative from the end of the Transition Period. The TCA was ratified by the UK on December 30, 2020 and is expected to come into full force in February 2021 once relevant EU institutions have also ratified the TCA. Until then, the TCA governs the UK's relationship with the EU on an interim basis. While the TCA regulates a number of important areas, significant parts of the UK economy are not addressed in detail by the TCA, including in particular the services sector, which represents the largest component of the UK’s economy. A number of issues, particularly in relation to the financial services sector, remain to be resolved through further bilateral negotiations, which are currently expected to begin in the early part of 2021. Although we do not currently expect Brexit to have a major impact on our business, the new relationship between the UK and the EU could in the short-term, and possibly for longer, cause disruptions to and create uncertainty in the UK and European economies and any negative impact to overall investor confidence or instability in the global macroeconomic environment could have an adverse economic impact on our results of operations.

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

The Company leases its principal executive offices, which are located in San Antonio, TX. In the United States, the Company also leases office space in Brooklyn, OH; Birmingham, MI; Boston, MA; Rocky River, OH; Cincinnati, OH; Denver, CO; Des Moines, IA; and San Francisco, CA. Outside the United States, the Company leases office space in Singapore and Hong Kong. The Company believes its existing facilities are adequate to meet its current and future business requirements.

Item 3.	Legal Proceedings.

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. The Company is not currently a party to any material legal proceedings.

Item 4.	Mine Safety Disclosures.

Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Shares of the Company’s Class A common stock are listed and trade on NASDAQ under the symbol “VCTR”. As of December 31, 2020, there were approximately 2,000 beneficial shareholders of the Company’s Class A common stock and 226 beneficial shareholders of the Company’s Class B common stock.

Performance Graph

The following graph shows a comparison from February 8, 2018 (the date our Class A common stock commenced trading on NASDAQ) through December 31, 2020 of the cumulative total return of our Class A common stock, the Standard & Poor’s 500 Stock Index (S&P 500 Index) and a peer group comprised of Affiliated Managers Group, Inc., Artisan Partners Asset Management Inc., BrightSphere Investment Group plc, Eaton Vance Corp., Legg Mason, Inc. and Virtus Investment Partners, Inc. Legg Mason was acquired and ceased to publicly trade on August 1, 2020. The graph assumes that $100 was invested at the market close on February 8, 2018 in our Class A common stock, the S&P 500 Index and the peer group and assumes reinvestment of any dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
2/8/2018
4/8/2018
6/8/2018
8/8/2018
10/8/2018
12/8/2018
2/8/2019
4/8/2019
6/8/2019
8/8/2019
10/8/2019
12/8/2019
2/8/2020
4/8/2020
6/8/2020
8/8/2020
10/8/2020
12/8/2020
VCTR
S&P 500
PEER SET

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following table sets out information regarding purchases of equity securities by the Company for the three months ended December 31, 2020.

	Total Number of Shares of Class A Common Stock	Average Price Paid Per Share of Class A Common	Total Number of Shares of Class A Common Stock Purchased as Part of Publicly Announced Plans	Approximate Dollar Value That May Yet Be Purchased Under Outstanding Plans or Programs
Period	Purchased	Stock	or Programs	(in millions)(1)
October 1-31, 2020	135,735	$18.54	135,735	$—
November 1-30, 2020	83,670	19.67	83,670	13.4
December 1-31, 2020	52,175	22.91	52,175	12.2
Total	271,580	$19.72	271,580

(1)

The initial share repurchase program authorized in 2018 and the second share repurchase program authorized in 2019, each for $15.0 million of the Company’s Class A common stock, were completed in September 2019 and June 2020, respectively. In May 2020, the Company’s Board of Directors authorized a third share repurchase program for $15.0 million of the Company’s Class A common stock, which was completed in October 2020. In November 2020, the Company’s Board of Directors authorized a fourth share repurchase program whereby the Company may repurchase up to an additional $15.0 million of the Company’s Class A common stock in the open market or in privately negotiated transactions. The amount and timing of purchases under the share repurchase program authorized in November 2020 will depend on a number of factors including the price and availability of our shares, trading volume, capital availability, our performance and general economic and market conditions. The program can be suspended or discontinued at any time and expires when $15 million shares of Class A common stock are repurchased or on December 31, 2022. Refer to Note 14, Equity, to the audited consolidated financial statements for further information on the share repurchase program. As of December 31, 2020, a total of 3,182,982 shares of Class A common stock had been repurchased under authorized share repurchase programs at a total cost of $47.8 million for an average price of $15.03 per share.

Dividend Policy

In 2019, the Company announced the initiation of quarterly cash dividends and paid its first quarterly dividend in September of that year. During 2020, the Board authorized two increases in the quarterly cash dividend. In August 2020, the dividend was increased by 20%; and, in November, the dividend was increased by 17%. Combined, the two increases resulted in the quarterly cash dividend growing by 40%, from $0.05 per share in the first quarter of 2020, to $0.07 per share in the fourth quarter of 2020.

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

Item 6. Selected Financial Data.

The following tables set forth our historical consolidated financial data as of and for the periods indicated. The selected consolidated financial data for the years ended, and as of, December 31, 2020, 2019, 2018, 2017 and 2016 have been derived from our audited consolidated financial statements and the notes thereto included elsewhere in this report. Our historical operating results are not necessarily indicative of future operating results.

The following data should be read together with our consolidated financial statements and the related notes thereto, as well as the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this report.

	Year Ended December 31,
($ in thousands, except per share data as noted)	2020	2019	2018	2017	2016
GAAP Statement of Operations Data:
Investment management fees	$562,036	$466,802	$352,683	$343,811	$248,482
Fund administration and distribution fees	213,315	145,571	60,729	65,818	49,401
Total revenue	775,351	612,373	413,412	409,629	297,883
Income from operations	$314,713	$164,620	$114,519	$90,168	$24,485
Other expense	(36,173)	(43,932)	(29,608)	(51,710)	(33,556)
Income (loss) before income taxes	278,540	120,688	84,911	38,458	(9,071)
Net income (loss)	212,522	92,491	63,704	25,826	(6,071)
GAAP operating margin	40.6%	26.9%	27.7%	22.0%	8.2%
Basic earnings (loss) per share	$3.14	$1.37	$0.96	$0.47	$(0.12)
Diluted earnings (loss) per share	$2.88	$1.26	$0.90	$0.43	$(0.12)

	Year Ended December 31,
($ in thousands)	2020	2019	2018	2017	2016
Balance Sheet Data:
Total assets	$1,730,729	$1,753,309	$801,511	$792,622	$850,951
Total debt(1)	769,009	924,539	268,857	483,225	418,528
Total liabilities	1,023,188	1,215,438	345,963	561,439	519,953
Total equity	707,541	537,871	455,548	231,183	330,998

(1)

Balance at December 31, 2020 is shown net of unamortized loan discount and debt issuance costs in the amount of $19.2 million. The gross principal amount of outstanding term loans under the 2019 Credit Agreement was $788.2 million.

On July 29, 2016, we acquired RS Investments, an SEC registered investment adviser, and RS Investments’ wholly owned subsidiaries. Our financial results for the year ended December 31, 2016 reflect five months of post‑acquisition RS Investments operations and significant acquisition‑related and restructuring and integration costs related to this transaction.

On July 1, 2019, we completed the USAA AMCO Acquisition. Our financial results for the year ended December 31, 2019 reflect six months of post‑acquisition USAA AMCO operations and significant acquisition‑related and restructuring and integration costs related to this transaction. Refer to Note 4, Acquisitions, to the audited consolidated financial statements for further information on the USAA AMCO Acquisition.

In the year ended December 31, 2018, we completed our IPO and used the proceeds to refinance the debt, then outstanding. In the year ended December 31, 2017, we made special distributions to shareholders and incurred incremental debt to fund these payments. In the years ended December 31, 2016 and 2019, we incurred incremental debt to partially finance the acquisitions of RS Investments and USAA AMCO, respectively. Refer to Note 11, Debt, to the audited consolidated financial statements for further information on debt.

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

Overview

Our Business – We are a diversified global asset management firm with $147.2 billion in assets under management as of December 31, 2020. The Company operates a next-generation business model combining boutique investment qualities with the benefits of a fully integrated, centralized operating and distribution platform.

We provide specialized investment strategies to institutions, intermediaries, retirement platforms and individual investors. With nine autonomous Investment Franchises and a Solutions Platform, Victory Capital offers a wide array of investment styles and investment vehicles including, actively managed mutual funds, separately managed accounts, rules-based, thematic and active ETFs, multi-asset class strategies, custom-designed solutions and a 529 College Savings Plan. Our earnings are primarily driven by asset-based fees charged for services related to the investment strategies we deliver and consist of investment management, fund administration and distribution fees.

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

Solutions – Our Solutions Platform consists of multi-Franchise and customized solutions strategies that are primarily rules-based. We offer our Solutions Platform through a variety of vehicles, including separate accounts, mutual funds and VictoryShares which is our ETF brand. Like our Franchises, our Solutions Platform is operationally integrated and supported by our centralized distribution, marketing and operational support functions. Our approach to rules‑based investing includes single and multi‑factor strategies designed to provide a variety of outcomes, including maximum diversification, dividend income, downside mitigation, minimum volatility, thematic and targeted factor exposure.

Professionals within our institutional and retail distribution channels, direct investor business and marketing organization sell our products through our centralized distribution model. Our institutional sales team focuses on cultivating relationships with institutional consultants, who account for the majority of the institutional market, as well as asset allocators seeking sub-advisers. Our retail sales team offers intermediary and retirement platform clients, including broker-dealers, retirement platforms and RIA networks, mutual funds and ETFs as well as SMAs through wrap fee programs and access to our investment models through UMAs. Our direct investor business serves the investment needs of clients including USAA members, the military community, and other individual clients.

We have grown our AUM from $17.9 billion following the management-led buyout with Crestview GP in August 2013 to $147.2 billion at December 31, 2020. We attribute this growth to our success in sourcing acquisitions and evolving them into organic growers, generating strong investment returns, and developing institutional, retail, and direct investor channels with deep penetration.

USAA AMCO Acquisition – Effective July 1, 2019, the Company completed the acquisition (the “USAA AMCO Acquisition”) of USAA Asset Management Company (“USAA Adviser”) and Victory Capital Transfer Agency, Inc. (“VCTA”), formally known as the USAA Transfer Agency Company. The transformative acquisition increased AUM by $81.1 billion and significantly impacted our financial results. The acquisition not only increased AUM and revenue, but also introduced additional personnel expenses and new and additional operating expenses such as third party distribution costs, expenses related to a transfer services agreement with USAA, 529 College Savings Plan, and direct investor channel expenses that the Company did not incur prior to the acquisition. In conjunction with the USAA AMCO Acquisition, the Company entered into the 2019 Credit Agreement, dated July 1, 2019, and obtained a seven-year term loan in an aggregate principal amount of $1.1 billion. All indebtedness outstanding under the previous credit agreement was repaid and terminated as of July 1, 2019.

The USAA AMCO Acquisition expanded and diversified our investment platform, particularly in the fixed income and solutions asset classes, and increased our size and scale. Additional products added to our investments platform include target date and target risk strategies, managed volatility mutual funds, active fixed income ETFs, sub-advised and multi-manager equity funds. We have also added to our lineup of asset allocation portfolios and smart beta equity ETFs. Through the acquisition, the Company has the rights to offer products and services using the USAA brand for a period of time and the opportunity to offer its products to USAA members through a direct investor channel. In addition, we have entered into a referral agreement with USAA for members that are interested in investing in USAA Funds or the USAA 529 College Savings Plan.

Total consideration for the USAA AMCO Acquisition was $949.4 million, comprising of $851.3 million of cash paid at closing plus $98.8 million as the estimated fair value of contingent consideration as of the acquisition date less $0.7 million in net working capital adjustments settled in the first quarter of 2020. A maximum of $150.0 million ($37.5 million per year) in contingent payments is payable to sellers based on the annual revenue of USAA Adviser attributable to all “non-managed money”-related AUM in each of the first four years following the closing date. In 2020, we paid $37.5 million in cash to sellers for the first annual contingent payment.

The estimated fair value of contingent consideration arrangements as of December 31, 2020 was $92.5 million and consists of the USAA AMCO earn-out payment liability, which is included in consideration payable for acquisition of business in the Consolidated Balance Sheets. Refer to Note 4, Acquisitions, for further details on the USAA AMCO Acquisition.

Business Highlights in 2020

Assets under management:

•

AUM at December 31, 2020 declined by $4.6 billion, or approximately 3.0%, to $147.2 billion from $151.8 billion at December 31, 2019, primarily driven by net outflows of $19.4 billion (consisting of $10.9 billion in long-term net outflows and $8.4 billion in short-term net outflows) partially offset by positive market action of $14.8 billion. We generated $35.9 billion in gross flows and $19.4 billion in net outflows for the year ended December 31, 2020, compared to $32.1 billion in gross flows and $1.9 billion in positive net inflows for the same period in 2019. We experienced $14.8 billion in market appreciation for the year ended December 31, 2020 compared to $16.1 billion in market appreciation for the same period in 2019.

Investment performance:

•

44 of our Total Victory Capital mutual funds and ETFs had overall Morningstar ratings of four or five stars and 64% of our fund and ETF AUM were rated four or five stars overall by Morningstar. 67% of our strategies by AUM had investment returns in excess of their respective benchmarks over a one-year period, 67% over a three-year period, 67% over a five-year period and 76% over a ten-year period. On an equal-weighted basis, 47% of our strategies have outperformed their respective benchmarks over a one-year period, 47% over a three-year period, 52% over a five-year period and 65% over a ten-year period.

2020 ESG initiatives:

•

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

•

The Company launched a committee for diversity, inclusion, community and equity (“DICE”) to promote training and events to bring awareness to diversity and inclusion in the workplace and to engage employees in diversity and inclusion conversation and training.

•

Our CEO signed the CEO Action Pledge for diversity and inclusion. Additionally, the Company joined the SASB Alliance as a User member and joined Ceres Investor Network on Climate Risk and Sustainability.

Financial highlights:

•

Total revenue for the year ended December 31, 2020 was $775.4 million compared to $612.4 million for the year ended December 31, 2019. Net income was $212.5 million and $92.5 million, respectively, for the years ended December 31, 2020 and 2019.

•

Earnings per diluted share were $2.88 for the year ended December 31, 2020 compared to $1.26 for the same period in 2019. Adjusted net income with tax benefit per diluted share was $3.87 and $2.63, respectively, for the years ended December 31, 2020 and 2019. Refer to “Supplemental Non‑GAAP Financial Information” for more information about how we calculate Adjusted Net Income and a reconciliation of net income to Adjusted Net Income.

•

Adjusted EBITDA was $377.3 million or 48.7% for the year ended December 31, 2020 compared to $268.8 million or 43.9% for the year ended December 31, 2019. Refer to “Supplemental Non‑GAAP Financial Information” for more information about how we calculate Adjusted EBITDA and a reconciliation of net income to Adjusted EBITDA.

•

Adjusted Net Income was $258.5 million for the year ended December 31, 2020 compared to $172.8 million for the year ended December 31, 2019. Refer to “Supplemental Non‑GAAP Financial Information” for more information about how we calculate Adjusted Net Income and a reconciliation of net income to Adjusted Net Income.

Key Performance Indicators

The following table presents the key performance indicators we focus on when reviewing our results:

	Year Ended December 31,
($ in millions, except for basis points and percentages)	2020		2019		2018
AUM at period end	$147,241		$151,832		$52,763
Average AUM	136,422		102,719		61,390
Gross flows	35,857		32,112		14,130
Net short term flows	(8,441)		20		—
Net long term flows	(10,911)		1,840		(2,427)
Net flows	(19,352)		1,860		(2,427)
Total revenue	775.4		612.4		413.4
Revenue on average AUM	56.8	bps	59.6	bps	67.3	bps
Net income	212.5		92.5		63.7
Adjusted EBITDA(1)	377.3		268.8		160.2
Adjusted EBITDA margin(1)(2)	48.7%			43.9%	38.7%
Adjusted Net Income(1)	258.5		172.8		102.3
Tax benefit of goodwill and acquired intangibles(3)	27.0		20.3		13.3

(1)

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

AUM by Asset Class – the following table presents our AUM by asset class as of the dates indicated:

	As of December 31,
(in millions)	2020	2019(1)	2018	2017	2016(2)
Fixed Income	$36,599	$37,973	$6,836	$7,551	$7,726
Solutions	34,041	31,649	3,767	3,028	1,575
U.S. Mid Cap Equity	26,230	26,347	20,019	25,185	20,083
U.S. Small Cap Equity	18,368	17,346	12,948	15,308	14,090
U.S. Large Cap Equity	14,230	14,091	3,759	4,789	5,921
Global / Non-U.S. Equity	13,982	12,603	4,610	4,105	3,460
Other	257	236	824	1,805	2,111
Total Long-Term Assets	$143,707	$140,245	$52,763	$61,771	$54,966
Money Market & Short-Term Assets	3,534	11,587	—	—	—
Total	$147,241	$151,832	$52,763	$61,771	$54,966

(1)

Includes the impact of the USAA AMCO Acquisition, which closed on July 1, 2019, increasing our AUM by $81.1 billion inclusive of managed portfolio assets invested through USAA’s brokerage business. We did not acquire the USAA brokerage business.

(2)	Includes the impact of the RS Acquisition, which closed on July 29, 2016, and increased our AUM by $16.7 billion.

Asset Flows by Asset Class – the following table summarizes our asset flows by asset class for the periods indicated:

		U.S.		U.S.
	U.S. Mid	Small		Large	Global /				Money
	Cap	Cap	Fixed	Cap	Non-U.S.			Total	Market /
(in millions)	Equity	Equity	Income	Equity	Equity	Solutions	Other	Long-term	Short-term	Total
Year Ended December 31, 2020
Beginning AUM	$26,347	$17,346	$37,973	$14,091	$12,603	$31,649	$236	$140,245	$11,587	$151,832
Gross client cash inflows	4,144	4,458	6,499	695	2,467	4,898	40	23,201	12,656	35,857
Gross client cash outflows	(7,605)	(5,201)	(9,140)	(2,631)	(2,501)	(6,974)	(60)	(34,112)	(21,097)	(55,209)
Net client cash flows	(3,460)	(742)	(2,641)	(1,936)	(34)	(2,076)	(21)	(10,911)	(8,441)	(19,352)
Market appreciation / (depreciation)	3,436	1,959	1,505	1,935	1,403	4,457	40	14,736	58	14,794
Net transfers	(93)	(195)	(239)	139	10	10	3	(364)	331	(33)
Ending AUM	$26,230	$18,368	$36,599	$14,230	$13,982	$34,041	$257	$143,707	$3,534	$147,241
Year Ended December 31, 2019
Beginning AUM	$20,019	$12,948	$6,836	$3,759	$4,610	$3,767	$823	$52,763	$—	$52,763
Gross client cash inflows	5,663	3,338	6,489	480	1,457	5,696	171	23,293	8,820	32,112
Gross client cash outflows	(6,663)	(4,194)	(4,186)	(1,419)	(1,538)	(3,079)	(375)	(21,453)	(8,800)	(30,252)
Net client cash flows	(1,000)	(856)	2,303	(939)	(81)	2,617	(204)	1,840	20	1,860
Market appreciation / (depreciation)	5,511	3,728	1,158	1,263	1,609	2,739	(29)	15,980	85	16,065
Net transfers	1,817	1,526	27,677	10,007	6,465	22,525	(356)	69,662	11,482	81,143
Ending AUM	$26,347	$17,346	$37,973	$14,091	$12,603	$31,649	$236	$140,245	$11,587	$151,832
Year Ended December 31, 2018
Beginning AUM	$25,185	$15,308	$7,551	$4,789	$4,105	$3,028	$1,805	$61,771	$—	$61,771
Gross client cash inflows	4,530	3,198	1,514	259	2,488	1,713	428	14,130	—	14,130
Gross client cash outflows	(7,207)	(3,762)	(2,303)	(848)	(1,003)	(588)	(846)	(16,557)	—	(16,557)
Net client cash flows	(2,677)	(564)	(789)	(589)	1,485	1,125	(418)	(2,427)	—	(2,427)
Market appreciation / (depreciation)	(2,485)	(1,792)	67	(455)	(972)	(426)	(510)	(6,573)	—	(6,573)
Net transfers	(4)	(4)	7	14	(8)	40	(53)	(8)	—	(8)
Ending AUM	$20,019	$12,948	$6,836	$3,759	$4,610	$3,767	$824	$52,763	$—	$52,763

AUM by Distribution Channel – the following table presents our AUM by distribution channel as of the dates indicated:

	As of December 31,
	2020		2019		2018
(in millions)	Amount	% of total	Amount	% of total	Amount	% of total
Investor	$68,749	46%	$74,118	49%	$—	—%
Institutional	40,840	28%	39,851	26%	29,731	56%
Retail	37,651	26%	37,863	25%	23,032	44%
Total AUM(1)	$147,241	100%	$151,832	100%	$52,763	100%

(1)	The allocation of AUM by distribution channel involves the use of estimates and the exercise of judgment.

Assets Flows by Vehicle – the following table summarizes our asset flows by vehicle for the periods indicated:

			Separate Accounts
			and Other
(in millions)	Mutual Funds(1)	ETFs(2)	Vehicles(3)	Total
Year Ended December 31, 2020
Beginning AUM	$118,605	$4,213	$29,014	$151,832
Gross client cash inflows	31,172	492	4,192	35,857
Gross client cash outflows	(48,398)	(913)	(5,898)	(55,209)
Net client cash flows	(17,226)	(420)	(1,705)	(19,352)
Market appreciation / (depreciation)	11,746	183	2,864	14,794
Net transfers	(127)	—	94	(33)
Ending AUM	$112,998	$3,976	$30,267	$147,241
Year Ended December 31, 2019
Beginning AUM	$30,492	$2,956	$19,315	$52,763
Gross client cash inflows	21,560	843	9,709	32,112
Gross client cash outflows	(25,239)	(914)	(4,099)	(30,252)
Net client cash flows	(3,679)	(71)	5,610	1,860
Market appreciation / (depreciation)	10,990	544	4,531	16,065
Net transfers	80,802	782	(441)	81,143
Ending AUM	$118,605	$4,213	$29,014	$151,832
Year Ended December 31, 2018
Beginning AUM	$37,967	$2,250	$21,555	$61,771
Gross client cash inflows	9,629	1,401	3,100	14,130
Gross client cash outflows	(12,781)	(341)	(3,435)	(16,557)
Net client cash flows	(3,152)	1,060	(335)	(2,427)
Market appreciation / (depreciation)	(4,312)	(354)	(1,907)	(6,573)
Net transfers	(11)	—	3	(8)
Ending AUM	$30,492	$2,956	$19,315	$52,763

(1)	Includes institutional and retail share classes and Variable Insurance Products or VIP funds.
(2)	Excludes assets managed for other proprietary product (i.e. funds of funds) in order to adjust for double counting.
(3)	Includes collective trust funds, wrap program separate accounts and unified managed accounts or UMAs.

December 31, 2020 AUM – Our total AUM at December 31, 2020 was $147.2 billion, a decrease of $4.6 billion, or 3.0%, compared to $151.8 billion at December 31, 2019. The decrease in AUM during 2020 is due to net outflows of $19.4 billion partially offset by $14.8 billion in positive market movement. Short-term money market assets accounted for $3.5 billion, or 2.4% of the total AUM at December 31, 2020.

The net outflows were driven by $8.4 billion in money market and short-term strategies, $3.5 billion in our U.S. mid cap equity strategies, $2.6 billion in our fixed income strategies, $2.1 billion in our Solutions Platform, $1.9 billion in our large cap equity strategies and $0.7 billion in our U.S. small cap equity strategies.

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

The net outflows were primarily a result of $2.7 billion in our U.S. mid cap equity strategies, $0.8 billion in our fixed income strategies, $0.6 billion in our U.S. large cap equity strategies, $0.6 billion in our U.S. small cap equity strategies and $0.4 billion in our other strategies, partially offset by net inflows of $1.5 billion in our global non-U.S. equity strategies and $1.1 billion in our Solutions Platform.

GAAP Results of Operations

Our GAAP revenues principally consist of: (i) investment management fees, which are based on our overall weighted average fee rate charged to our clients and our level of AUM and (ii) fund administration and distribution fees, which are asset‑based fees earned from open‑end mutual funds for administration and distribution services. Fund administration and fund distribution fees also include fund transfer agent fees (related to the USAA Funds), which are based on a contractual rate applied to average AUM or the number of accounts in these funds.

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

Investment Management Fees – Investment management fees are earned from managing clients’ assets. Our investment management fee revenue fluctuates based on a number of factors, including the total value of our AUM, the composition of AUM across investment strategies and vehicles, changes in the investment management fee rates on our products and the extent to which we enter into fee arrangements that differ from our standard fee schedule as well as the extent to which our fund expenses exceed fund caps. Investment management fees are earned based on a percentage of AUM as delineated in the respective investment management agreements. Our investment management fees are calculated based on daily average AUM, monthly average AUM or point in time AUM.

Fund Administration and Distribution Fees – Fund administration fees are primarily asset‑based fees earned from open‑end funds for administration services. Fund administration fees fluctuate based on the level of average open‑end fund AUM and the fee rates charged for these services.

Fund distribution fees are asset‑based fees earned from open‑end funds for distribution services. Fund distribution fees fluctuate based on the level of average open‑end fund AUM and the composition of those assets across share classes that pay varying levels of fund distribution fees.

The Company has contractual arrangements with a third party to provide certain sub-administration services. We are the primary obligor under the contracts with the Victory Funds, USAA Funds and VictoryShares and have the ability to select the service provider and establish pricing. As a result, fund administration fees and sub-administration expenses are recorded on a gross basis. VCS has contractual arrangements with third parties to provide certain distribution services. VCS is the primary obligor under the contracts with the Victory Funds and USAA Funds and has the ability to select the service provider and establish pricing. Substantially all of VCS’s revenue is recorded gross of payments made to third parties.

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

GAAP Expenses

Our GAAP expenses principally consist of: (i) personnel compensation and benefits; (ii) distribution and other asset‑based expenses; (iii) general and administrative expenses; (iv) depreciation and amortization charges; and (v) acquisition‑related expenses comprising of changes in the fair value of contingent acquisition payments and restructuring and acquisition costs.

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

Distribution and Other Asset‑based Expenses – Distribution and other asset‑based expenses consists of: (i) broker‑dealer distribution fees and platform distribution fees, (ii) fund expense reimbursements to affiliates and (iii) sub‑administration, sub-transfer agent, sub‑advisory expenses and middle‑office expenses.

Broker‑dealer distribution fees are paid by VCS as the broker‑dealer for the Victory Funds and USAA Funds to third‑party distributors. The Victory Funds and USAA Funds pay VCS for distribution services and VCS, in turn, pays third‑party distributors.

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

Fund expense reimbursements (contra revenue) result from VCM, as investment adviser for the Victory Funds, VictoryShares and USAA Funds, agreeing to cap the annual operating expenses for certain share classes of the Victory Funds, USAA Funds and VictoryShares. VCM has contractually agreed to reimburse the Victory Funds, USAA Funds and VictoryShares for expenses in excess of these caps but may recoup these reimbursements for a period of time if the applicable Fund’s share class expenses and/or VictoryShares ETF expenses fall below the cap. Following the Company’s adoption of Accounting Standards Update (“ASU”) 2014-09 on January 1, 2019, mutual fund and ETF waivers and expense reimbursements ($31.3 million in 2020 and $18.7 million in 2019) are recorded as a reduction to investment management fees. The comparative period of 2018 has not been restated and continues to be reported under the legacy guidance, as permitted by the Financial Accounting Standards Board (the “FASB”).

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

•

VCM, as the investment adviser for the Victory Funds and USAA Funds, has hired unaffiliated sub‑advisers to manage funds for which we do not have in‑house capabilities. The fees paid to the sub‑advisers are contractual based on a percentage of assets that they manage or based upon a percentage of revenue.

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

Other non‑operating items of income and expense consist of: (i) interest income and other income (expense); (ii) interest expense and other financing costs; (iii) loss on debt extinguishment; and (iv) income tax expense.

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

Loss on Debt Extinguishment – Loss on debt extinguishment consists of the write-off of unamortized debt issuance costs and unamortized debt discount as a result of debt refinancing, the acceleration of the paydown of debt principal and debt repurchased and retired in open market transactions.

Income Tax Expense – The provision for income taxes includes U.S. federal, state and local taxes, and foreign income taxes payable by certain of our subsidiaries. The effective tax rate is primarily driven by state and local taxes and excess tax benefits on share-based compensation, and for 2019, expense related to recording a liability for uncertain tax positions. The portion of the effective income tax rate attributable to state and local income taxes varies from year to year depending on amounts of income apportioned to each jurisdiction, whether we file income tax returns on a unitary or separate return basis and with changes in tax laws.

The following table presents our GAAP results of operations for the years ended December 31, 2020, 2019 and 2018.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2020	2019	2018
Revenue
Investment management fees	$562,036	$466,802	$352,683
Fund administration and distribution fees	213,315	145,571	60,729
Total revenue	775,351	612,373	413,412

Expenses
Personnel compensation and benefits	197,158	179,809	145,880
Distribution and other asset-based expenses	175,687	146,622	94,680
General and administrative	51,218	46,568	30,005
Depreciation and amortization	16,381	23,873	23,277
Change in value of consideration payable for acquisition of business	11,300	19,886	(37)
Acquisition-related costs	1,108	22,317	4,346
Restructuring and integration costs	7,786	8,678	742
Total operating expenses	460,638	447,753	298,893
Income from operations	314,713	164,620	114,519

Other income (expense)
Interest income and other income (expense)	3,703	6,829	(2,856)
Interest expense and other financing costs	(37,005)	(40,901)	(20,694)
Loss on debt extinguishment	(2,871)	(9,860)	(6,058)
Total other income (expense), net	(36,173)	(43,932)	(29,608)

Income before income taxes	278,540	120,688	84,911

Income tax expense	(66,018)	(28,197)	(21,207)

Net income	$212,522	$92,491	$63,704

Earnings per share of common stock
Basic	$3.14	$1.37	$0.96
Diluted	$2.88	$1.26	$0.90

Weighted average number of shares outstanding
Basic	67,710	67,616	66,295
Diluted	73,719	73,466	70,511

Dividends declared per share of common stock	$0.23	$0.10	$—

Investment Management Fees

2020 compared to 2019 – Investment management fees increased $95.2 million, or 20.4%, to $562.0 million in 2020 from $466.8 million in 2019 due to an increase in average AUM year over year, partially offset by a decrease in the realized fee rate due to a shift in asset mix. Average AUM was $136.4 billion in 2020 compared to $102.7 billion in 2019, mostly attributable to the acquired assets in the USAA AMCO Acquisition.

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

The Company adopted Accounting Standards Update (“ASU”) 2014-09 on January 1, 2019. Mutual fund and ETF waivers and expense reimbursements are recorded as a reduction to investment management fees under the new standard ($31.3 million and $18.7 million in 2020 and 2019, respectively). The comparative period has not been restated and continue to be reported under the legacy guidance, as permitted by the Financial Accounting Standards Board (the “FASB”).

Fund Administration and Distribution Fees

2020 compared to 2019 – Fund administration and distribution fees totaled $213.3 million in 2020, an increase of $67.7 million, or 46.5%, from $145.6 million in 2019. Fund administration fees increased by $41.0 million, or 57.0%, due to an increase in average AUM year over year, mostly attributable to the USAA AMCO Acquisition and the addition of $74.0 million in transfer agent fees with the USAA Funds, partially offset by a decline in distribution fee realization due to a shift in the mix of assets to lower 12b-1 paying share classes.

2019 compared to 2018 – Fund administration and distribution fees totaled $145.6 million in 2019, an increase of $84.8 million, or 139.7%, from $60.7 million in 2018. Fund administration fees increased by $48.7 million, or 210.2%, due to an increase in average AUM year over year, mostly attributable to the USAA AMCO Acquisition and the addition of $42.8 million in transfer agent fees with the USAA Funds, partially offset by a reduction in fund distribution fees due to a shift in the mix of assets to lower 12b-1 paying share classes. Transfer agent fees represented a new revenue stream for VCTA in 2019 in accordance with a contract with the USAA Funds.

Personnel Compensation and Benefits

The following table presents the components of GAAP compensation expense for the year ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Salaries, payroll related taxes and employee benefits	$76,304	$62,298	$45,820
Incentive compensation	87,412	85,614	71,273
Sales-based compensation(1)	14,158	13,973	13,549
Equity awards granted to employees and directors(2)	18,096	16,303	15,238
Acquisition and transaction-related compensation	1,188	1,621	—
Total personnel compensation and benefits expense	$197,158	$179,809	$145,880

(1)	Represents sales‑based commissions paid to our distribution teams. Sales‑based compensation varies based on gross and net client cash flows and revenue earned on sales.
(2)

Share-based compensation typically vests over several years based on service and the achievement of specific business and financial targets. The value of share-based compensation is recognized as compensation expense over the vesting period.

2020 compared to 2019 – Personnel compensation and benefits were $197.2 million in 2020, an increase of $17.3 million, or 9.6%, from $179.8 million in 2019 primarily attributable to an increase in headcount due to the USAA AMCO Acquisition. Salaries, payroll related taxes and employee benefits were $76.3 million and $62.3 million, respectively, for the years ended December 31, 2020 and 2019. Incentive compensation and equity awards granted to employees and directors were $87.4 million and $18.1 million, respectively, for the year ended December 31, 2020, compared to $85.6 million and $16.3 million, respectively, for the same period in 2019.

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

Distribution and Other Asset‑based Expenses

The following table presents the components of distribution and other asset‑based expenses for the year ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Broker-dealer distribution fees	$22,936	$27,753	$34,423
Platform distribution fees	115,614	90,706	27,177
Fund expense reimbursements	—	—	12,902
Sub-administration	15,144	11,115	6,763
Sub-advisory	12,174	8,399	6,452
Middle-office	9,820	8,649	6,963
Total distribution and other asset-based expenses	$175,687	$146,622	$94,680

2020 compared to 2019 – Distribution and other asset‑based expenses are primarily based on AUM. Distribution and other asset-based expenses were $175.7 million in 2020, an increase of $29.1 million, or 19.8%, from $146.6 million in 2019, primarily due to the USAA AMCO Acquisition which closed on July 1, 2019. The acquisition introduced new operating expenses that the Company did not incur prior to the acquisition, such as platform distribution costs paid to third parties and USAA, sub-transfer agent service costs and 529 College Savings Plan expenses. Also contributing to the overall change, but to a lesser extent, was the decrease in broker-dealer distribution fees due to the shift in the mix of assets to lower and non 12b-1 paying share classes.

2019 compared to 2018 – Distribution and other asset-based expenses were $146.6 million in 2019, an increase of $51.9 million, or 54.9%, from $94.7 million in 2018, primarily due to the USAA AMCO Acquisition. The acquisition introduced new operating expenses that the Company did not incur prior to the acquisition, such as platform distribution costs paid to third parties and USAA, sub-transfer agent service costs and 529 College Savings Plan expenses.

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

General and Administrative Expenses

2020 compared to 2019 – General and administrative expenses were $51.2 million in 2020 compared to $46.6 million in 2019. The increase of $4.7 million, or 10.0%, was primarily due to the addition of transition service agreement costs related to the USAA AMCO Acquisition. Also contributing, but to a lesser extent, were increases in facility, technology and professional fees mainly related to the USAA AMCO Acquisition.

2019 compared to 2018 – General and administrative expenses were $46.6 million in 2019 compared to $30.0 million in 2018. The increase of $16.6 million, or 55.2%, was primarily due to the addition of transition service agreement costs related to the USAA AMCO Acquisition, as well as one-time debt repricing expenses related to the 2019 Credit Agreement.

Depreciation and Amortization

2020 compared to 2019 – Depreciation and amortization decreased by $7.5 million, 31.4%, to $16.4 million in 2020, from $23.9 million in 2019, due to a reduction in amortization expense related to definite-lived intangible assets in connection with the Munder Capital Management acquisition that became fully amortized in the fourth quarter of 2019.

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

Change in Value of Consideration Payable for Acquisition of Business

2020 compared to 2019 - The fair value of the contingent consideration associated with the USAA AMCO acquisition decreased by $8.6 million, resulting in a change in the estimated fair value of consideration payable of $8.6 million for the year ended December 31, 2020. Refer to Note 4, Acquisitions, for further details on the fair value of contingent consideration payable.

2019 compared to 2018 – The $19.9 million of expense in 2019 relates to the fair value of the contingent consideration associated with the USAA AMCO acquisition. Refer to Note 4, Acquisitions, for further details on the fair value of contingent consideration payable.

Acquisition‑Related Costs

2020 compared to 2019 – Acquisition-related costs decreased $21.2 million, or 95%, to $1.1 million for the year ended December 31, 2020 compared to $22.3 million in the prior year. The decrease is due to the USAA AMCO Acquisition which closed on July 1, 2019. The 2019 acquisition-related expenses include various transaction costs such as legal and filing fees and other professional fees. On April 22, 2019, the Company and Harvest Volatility Management, LLC (“Harvest”) entered into an agreement to mutually terminate the purchase agreement entered into on September 21, 2018. Neither the Company nor Harvest was responsible for any termination fee to the other party as a result of the termination.

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

Restructuring and Integration Costs

2020 compared to 2019 – Restructuring and integration costs decreased $0.9 million, or 10.3%, to $7.8 million for the year ended December 31, 2020 compared to $8.7 million in the prior year. The 2020 and 2019 expenses related to severance costs and integration and conversion costs associated with the USAA AMCO Acquisition.

2019 compared to 2018 – Restructuring and integration costs were $8.7 million and $0.7 million, respectively, in 2019 and 2018, with the increase due to severance costs and integration and conversion costs related to the USAA AMCO Acquisition.

Interest Income and Other Income (Expense)

2020 compared to 2019 – Interest income and other income (expense) was income of $3.7 million in 2020, compared to income of $6.8 million in 2019. The decrease was due to the combination of a gain on sale of an equity method investment in Cerebellum of $2.9 million and higher yields on our cash invested in money market accounts in 2019.

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

Interest Expense and Other Financing Costs

2020 compared to 2019 – Interest expense and other financing costs decreased by $3.9 million, or 9.5%, to $37.0 million in 2020, from $40.9 million in 2019. The expense decrease is primarily due to a decrease in interest expense as a result of a lower debt principal balance over the comparable period.

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

Loss on Debt Extinguishment

2020 compared to 2019 – Loss on debt extinguishment decreased $7.0 million, or 70.9%, to $2.9 million in 2020 compared to $9.9 million in the prior year. The decrease is due to the 2019 write-off of unamortized debt issuance costs and unamortized debt discount due to (i) the termination of the previous credit agreement, dated February 2018 ($5.5 million) and (ii) accelerating the paydown of debt principal under the 2019 Credit Agreement ($4.4 million).

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

Income Tax Expense

2020 compared to 2019 – Our effective tax rate was relatively flat increasing 0.4% from 23.4% in 2019 to 23.7% in 2020. Refer to Note 10, Income Taxes, to the audited financial statements for further details on income taxes.

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

The following table sets forth a reconciliation from GAAP financial measures to non‑GAAP measures for the periods indicated:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Reconciliation of non-GAAP financial measures:
Net income (GAAP)	$212,522	$92,491	$63,704
Income tax expense	(66,018)	(28,197)	(21,207)
Income before income taxes	$278,540	$120,688	$84,911
Interest expense(1)	33,724	40,706	20,173
Depreciation(2)	3,551	2,995	2,956
Other business taxes(3)	(2,556)	1,484	1,505
Amortization of acquisition-related intangible assets(4)	12,830	20,878	20,321
Share-based compensation(5)	15,020	14,849	15,238
Acquisition, restructuring and exit costs(6)	29,463	56,751	6,389
Debt issuance costs(7)	6,546	13,119	7,807
Pre-IPO governance expenses(8)	—	—	138
Losses (earnings) from equity method investments(9)	193	(2,683)	730
Adjusted EBITDA	$377,311	$268,787	$160,168

	Year Ended December 31,
(in thousands)	2020	2019	2018
Reconciliation of non-GAAP financial measures:
Net income (GAAP)	$212,522	$92,491	$63,704
Adjustments to reflect the operating performance of the Company:
i. Other business taxes(3)	(2,556)	1,484	1,505
ii. Amortization of acquisition-related intangible assets(4)	12,830	20,878	20,321
iii. Share-based compensation(5)	15,020	14,849	15,238
iv. Acquisition, restructuring and exit costs(6)	29,463	56,751	6,389
v. Debt issuance costs(7)	6,546	13,119	7,807
vi. Pre-IPO governance expenses(8)	—	—	138
Tax effect of above adjustments(10)	(15,326)	(26,769)	(23,678)
viii. Remeasurement of net deferred taxes (11)	—	—	(2,422)
Adjusted Net Income	$258,499	$172,803	$89,002
Tax benefit of goodwill and acquired intangibles(12)	$26,992	$20,324	$13,278

Adjustments made to GAAP Net Income to calculate Adjusted EBITDA and Adjusted Net Income, as applicable, are:

(1)	Adding back interest paid on debt and other financing costs, net of interest income.
(2)	Adding back depreciation on property and equipment.
(3)	Adding back other business taxes.
(4)	Adding back amortization expense on acquisition‑related intangible assets.

(5)

Adding back share-based compensation associated with equity awards issued from pools created in connection with the management‑led buyout and various acquisitions and as a result of equity grants related to the initial public offering of our Class A common stock (the “IPO”).

(6)	Adding back direct incremental costs of acquisitions and the IPO, including restructuring costs.
(7)	Adding back debt issuance cost expense.
(8)	Adding back pre-IPO governance expenses paid to the Company’s private equity partners that terminated as of the completion of the IPO.
(9)	Adjusting for losses (earnings) on equity method investments.
(10)	Subtracting an estimate of income tax expense applied to the sum of the adjustments above.
(11)	Remeasurement of our U.S. net deferred taxes resulting in a one-time income tax expense of $2.4 million in 2017 due to the Tax Act enacted on December 22, 2017.
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

The following table presents the components of acquisition, restructuring and exit costs for the periods indicated:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Acquisition-related costs	$1,108	$22,317	$4,346
Change in value of consideration payable for acquisition of business	11,300	19,886	—
Restructuring and integration costs	7,786	8,678	742
General and administrative	8,081	4,249	303
Personnel compensation and benefits	1,188	1,621	—
Interest income and other income	—	—	998
Total acquisition, restructuring and exit costs	$29,463	$56,751	$6,389

Liquidity and Capital Resources

Sources and Uses of Cash – We generate strong cash flows from operations that allow us to meet our cash requirements.  Our primary uses of cash include: (i) repayment of our debt obligations, (ii) funding of acquisitions, (iii) payment of contingent consideration for previous acquisitions, and (iv) working capital needs. Cash flows from operations also allow us to meet certain other cash requirements such as quarterly cash dividends and the repurchase of our Class A common stock. We believe we have sufficient liquidity and capital resources to continue to paydown our debt obligations as well as to continue focusing on acquisition candidates that increase our size, scale, asset class and client diversification.

The following table presents our liquidity position as of December 31, 2020 and 2019:

	December 31,	December 31,
(in thousands)	2020	2019
Cash and cash equivalents(1)	$22,744	$37,121
Accounts and other receivables(2)	88,182	95,093
Undrawn commitment on revolving credit facility(3)	100,000	100,000
Accounts and other payables(4)	(89,422)	(144,045)

(1)	We manage our cash balances in order to fund our day-to-day operations and invest excess cash into money market funds and other short-term investments.
(2)

Our accounts receivables consist primarily of investment management, fund administrative and distribution fees that have been earned but not yet received from clients. We perform a review of our receivables on a monthly basis to access collectability.

(3)	Revolving credit facility of $100.0 million at December 31, 2020 and 2019, which had $100.0 million undrawn as of both periods.
(4)	Accounts and other payables consist primarily of various payables related to operations, transaction costs and interest payable on the term loan, as well as accrued compensation and benefits.

Excludes long-term debt, net due to the Company satisfying the required principal amortization of 1.00% per annum through the term loan, July 2026.

As previously noted, the USAA AMCO Acquisition introduced additional personnel expenses and new and additional operating expenses such as expenses related to a transfer services agreement with USAA, 529 College Savings Plan, and direct member channel expenses that the Company did not incur prior to the acquisition.

Excludes $36.0 million and $36.3 million at December 31, 2020 and 2019, respectively, related to the estimated fair value of the contingent consideration that is expected to be paid over the next twelve month period resulting from the USAA AMCO Acquisition

2019 Credit Agreement and 2020 and 2021 Debt Repricings - In conjunction with the USAA AMCO Acquisition, the Company entered into the 2019 Credit Agreement, dated July 1, 2019, and obtained a seven-year term loan in an aggregate principal amount of $1.1 billion. All indebtedness outstanding under the previous credit agreement was repaid and terminated as of July 1, 2019. As of December 31, 2020, the Company has repaid or repurchased and retired $311.8 million of the outstanding term loans under the 2019 Credit Agreement. As of December 31, 2020, we were in compliance with our financial performance covenant. Refer to Note 4, Acquisitions, to the  consolidated financial statements for further details on the USAA AMCO Acquisition, as well as Note 11, Debt, for further information on the 2019 Credit Agreement.

On January 17, 2020, we entered into the First Amendment (the “First Amendment”) to the 2019 Credit Agreement with the other loan parties thereto, Barclays Bank PLC, as administrative agent, and the Royal Bank of Canada as fronting bank. Pursuant to the First Amendment, the Company refinanced the existing term loans (the “2019 Term Loans”) with replacement term loans in an aggregate principal amount of $952.0 (the “2020 Term Loans”). The 2020 Term Loans provide for substantially the same terms as the 2019 Term Loans, including the same maturity date of July 1, 2026, except that the 2020 Term Loans provide for a reduced applicable margin on LIBOR of 75 basis points. The applicable margin on LIBOR under the 2020 Term Loans is 2.50%, compared to 3.25% under the 2019 Term Loans. The Company incurred costs of $0.9 million related to the First Amendment which were recorded in general and administrative expense in the Consolidated Statements of Operations. Refer to Note 11, Debt, for further information on the repricing.

In April 2020, the Company established a trading account to opportunistically take advantage of potential short-term trading arbitrage with respect to our term loan. An alternative to principal prepayments, this allows us to buy back our outstanding term loan in the open market and retire the debt. This alternative is preferable to principal prepayments when our debt trades at a discount to par. A total of $163.8 million of the outstanding term loans under the 2019 Credit Agreement was repaid or repurchased and retired in 2020. The Company repaid $38.0 million in outstanding term loans in the first three months of 2020 and recorded a $1.0 million loss on debt extinguishment. During the three months ended June 30, 2020, the Company repaid or repurchased and retired $33.3 million in outstanding term loans and recorded a $0.1 million gain on debt extinguishment. During the three months ended September 30, 2020, the Company repaid or repurchased and retired $43.5 million in outstanding term loans and recorded a $0.8 million loss on debt extinguishment. During the three months ended December 31, 2020, the Company repaid $49.0 million in outstanding term loans. Subsequent to December 31, 2020, we reduced the outstanding term loan principal by an additional $47.5 million through prepayments, for a total debt reduction of $359.3 million since July 1, 2019.

On February 18, 2021, we entered into the Second Amendment (the “Second Amendment”) to the 2019 Credit Agreement, as amended, with the other loan parties thereto, Barclays Bank PLC, as administrative agent, and the Royal Bank of Canada as fronting bank. Pursuant to the Second Amendment, the Company refinanced the 2020 Term Loans with replacement term loans in an aggregate principal amount of $755.7 (the “Repriced Term Loans”). The Repriced Term Loans provide for substantially the same terms as the 2020 Term Loans, including the same maturity date of July 1, 2026, except that the Repriced Term Loans provide for a reduced applicable margin on LIBOR of 25 basis points. The applicable margin on LIBOR under the Repriced Term Loans is 2.25%, compared to 2.50% under the First Amendment.

2020 Swap Transaction - On March 27, 2020, the Company executed a floating-to-fixed interest rate swap transaction (“Swap”) to effectively fix the interest rate at 3.465% on $450 million of its outstanding Term Loan through the Term Loan maturity date of July 2026. At December 31, 2020, the $450 million notional value Swap had a fair value of $10.0 million, which was included in other liabilities on the Consolidated Balance Sheets. For the three and twelve months ended December 31, 2020, the Company recognized a (gain) loss, net of tax, of ($1.4) million and $7.6 million, respectively, in accumulated other comprehensive loss. For the three and twelve months ended December 31, 2020, the Company reclassified a loss of $0.8 million and $1.0 million, respectively, from accumulated other comprehensive loss to interest expense and other financing costs on the Consolidated Statements of Operations. Refer to Note 12, Derivatives, for further information on the Swap.

Capital Requirements – VCS is a registered broker‑dealer subject to the Uniform Net Capital requirements under the Exchange Act, which requires maintenance of certain minimum net capital levels. In addition, we have certain non‑U.S. subsidiaries that have minimum capital requirements. As a result, such subsidiaries of our Company may be restricted in their ability to transfer cash to their parents. VCS and our non‑U.S. subsidiaries were in compliance with these requirements as of and for the years ended December 31, 2020, 2019 and 2018.

Cash Flows – the following table is derived from our Consolidated Statements of Cash Flows for the year ended December 31, 2020, 2019 and 2018.

	Year Ended December 31,
(in thousands)	2020	2019	2018
Net cash provided by operating activities	$250,616	$227,384	$134,345
Net cash used in investing activities	(12,340)	(849,812)	(11,549)
Net cash (used in) provided by financing activities	(252,696)	608,016	(84,161)

Operating Activities

2020 compared to 2019 – Cash provided by operating activities was $250.6 million in 2020, compared to $227.4 million in 2019. The $23.2 million net increase in cash provided by operating activities was primarily due to a $120.0 million increase in net income partially offset by a $113.4 million net decrease in working capital as a result of timing of accrued expenses and compensation. Also contributing were adjustments for certain non-cash items which contributed $16.6 million to the increase in cash provided by operating activities.

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

Investing Activities

2020 compared to 2019 – Cash used in investing activities decreased by $837.5 million to $12.3 million in 2020, from $849.8 million in 2019. The decrease was primarily due to $851.3 million paid in cash at the July 1, 2019 closing of the USAA AMCO Acquisition.

2019 compared to 2018 – Cash used in investing activities increased by $838.3 million to $849.8 million in 2019, from $11.5 million in 2018. The increase was primarily due to $851.3 million paid in cash at the July 1, 2019 closing of the USAA AMCO Acquisition, partially offset by $10.6 million in proceeds from the Company selling 100% of its equity investment in Cerebellum.

Financing Activities

2020 compared to 2019 – Cash used financing activities decreased $860.7 million to $252.7 million in 2020 compared to cash provided of $608.0 million in 2019. The decrease was due to $1,069.0 million of net proceeds from the 2019 Credit Agreement received in 2019, which was partially offset by the repayment and termination of the previous credit agreement (dated February 2018) of $280.0 million. The repurchase of our Class A common stock and payment of dividends contributed $29.9 million and $16.2 million, respectively, in cash used in financing activities during 2020.

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

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2020:

	Payments Due
					2026 and
(in thousands)	Total	2021	2022-2023	2024-2025	Thereafter
Principal payments on borrowings(1)	$788,239	$—	$—	$—	$788,239
Interest payable(1)(2)	142,083	21,850	43,700	43,760	32,775
Contingent consideration payable for acquisition(3)	97,740	37,225	60,515	—	—
Lease obligations(4)	16,668	4,958	6,499	3,426	1,785
Total	$1,044,730	$64,033	$110,714	$47,186	$822,799

(1)

The total principal payments on borrowings reflects the gross amount of principal outstanding on the term loans under the 2019 Credit Agreement as of December 31, 2020. The Company has satisfied the required principal amortization of 1.00% per annum through the term of the loan, July 2026. Subsequent to December 31, 2020, the Company has repaid an additional $47.5 million of principal outstanding on the term loans under the 2019 Credit Agreement.

(2)

The total interest payable reflects the interest obligation over the life of the loans calculated based on the principal amount of the term loans outstanding under the 2019 Credit Agreement as of December 31, 2020 using the 2.73400% interest rate in effect on that date.

The Company entered into the First Amendment to the Credit Agreement on January 17, 2020. Pursuant to the First Amendment, the Company refinanced the Existing Term Loans with Repriced Term Loans in an aggregate principal amount of $952.0 million. The Repriced Term Loans provide for a reduced applicable margin on LIBOR of 75 basis points (2.50% compared to 3.25%).

(3)

Represents the undiscounted contingent consideration that is estimated to be payable over the next three years resulting from the USAA AMCO Acquisition. At December 31, 2020, the estimated fair value of these payments was $92.5 million, and a maximum of $112.5 million ($37.5 million per year) is potentially payable to the sellers.

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

As of December 31, 2020, the cash bonuses and distributions related to dividends on restricted shares and options that are expected to vest in the future totaled $1.2 million.

On September 20, 2020, the Company acquired, through a wholly owned subsidiary, a 15% interest in Alderwood and made a capital contribution of $1.5 million in cash. Alderwood’s operating entity, Alderwood Capital, is a London-based investment advisory firm focused on taking minority stakes in specialist boutique asset management businesses. The Company has commitments to contribute additional capital of $4.5 million to Alderwood and $50 million to a private fund to be launched by Alderwood, upon the satisfaction of certain conditions. Until these conditions are satisfied, the Company does not have an obligation to contribute the additional capital and has not met the recognition criteria for a liability. Refer to Note 13, Equity Method Investment, for further discussion regarding the investment.

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

In January 2017, the FASB issued ASU 2017-04 which simplifies the test for goodwill impairment. ASU 2017-04 eliminates the requirement to calculate the implied fair value of goodwill (step two) to measure a goodwill impairment charge and requires a prospective approach to adoption. Goodwill impairment will be based upon the results of step one of the impairment test, which is defined as the excess of the carrying amount of a reporting unit over its fair value, not to exceed the carrying amount of goodwill allocated to that reporting unit. The effective date for calendar-year public business entities was January 1, 2020. The Company adopted ASU 2017-04 on January 1, 2021. There was no impact to the Company’s consolidated financial statements on the adoption date; the future impact of the new guidance will depend upon the performance of our one reporting unit and the market conditions impacting its fair value.

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

The value of our AUM was $147.2 billion at December 31, 2020. A 10% increase or decrease in the value of our AUM, if proportionately distributed over all of our strategies, products and client relationships, would cause an annualized increase or decrease in our revenues of approximately $83.9 million at our weighted‑average fee rate of 57 basis points for the year ended December 31, 2020. Because of declining fee rates from larger relationships and differences in our fee rates across investment strategies, a change in the composition of our AUM, in particular, an increase in the proportion of our total AUM attributable to strategies, clients or relationships with lower effective fee rates, could have a material negative impact on our overall weighted‑average fee rate. The same 10% increase or decrease in the value of our total AUM, if attributed entirely to a proportionate increase or decrease in the AUM of the Victory Funds, to which we provide a range of services in addition to those provided to institutional separate accounts, would cause an annualized increase or decrease in our revenues of approximately $92.7 million at the Victory Funds’ aggregate weighted‑average fee rate of 63 basis points. If the same 10% increase or decrease in the value of our total AUM was attributable entirely to a proportionate increase or decrease in the assets of our institutional separate accounts, it would cause an annualized increase or decrease in our revenues of approximately $57.4 million at the weighted‑average fee rate across all of our institutional separate accounts of 39 basis points for the year ended December 31, 2020.

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

We have not adopted a corporate‑level risk management policy to manage this exchange rate risk. Assuming 9% of our AUM are invested in securities denominated in currencies other than the U.S. dollar and excluding the impact of any hedging arrangement, a 10% increase or decrease in the value of the U.S. dollar would decrease or increase the fair value of our AUM by $1.3 billion, which would cause an annualized increase or decrease in revenues of approximately $7.6 million at our weighted‑average fee rate for the business of 57 basis points for the year December 31, 2020.

We operate in several foreign countries and incur operating expenses associated with these operations. In addition, we have revenue and revenue‑sharing arrangements that are denominated in non‑U.S. currencies. We do not believe foreign currency fluctuations materially affect our results of operations.

Interest Rate Risk – Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. On March 27, 2020, the Company entered into the Swap to manage interest rate risk associated with $450 million of its floating-rate long-term debt. At December 31, 2020, the Company was exposed to interest rate risk as a result of the unhedged amount outstanding under the 2019 Credit Agreement.

Item 8.	Financial Information and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Victory Capital Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Victory Capital Holdings, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

Cleveland, Ohio

March 15, 2021

Victory Capital Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except for shares)

	December 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$22,744	$37,121
Investment management fees receivable	67,957	74,321
Fund administration and distribution fees receivable	16,971	19,313
Other receivables	3,254	1,459
Prepaid expenses	6,082	4,852
Investments in proprietary funds, at fair value	922	771
Deferred compensation plan investments, at fair value	22,571	18,305
Property and equipment, net	18,747	13,240
Goodwill	404,750	404,750
Other intangible assets, net	1,162,641	1,175,471
Other assets	4,090	3,706
Total assets	$1,730,729	$1,753,309

Liabilities and stockholders' equity
Accounts payable	$1,358	$271
Accrued compensation and benefits	47,278	54,842
Accrued expenses	40,786	88,932
Consideration payable for acquisition of business	92,500	118,700
Deferred compensation plan liability	22,571	18,305
Deferred tax liability, net	37,684	5,486
Other liabilities	12,002	4,363
Long-term debt, net	769,009	924,539
Total liabilities	1,023,188	1,215,438

Stockholders' equity
Class A common stock, $0.01 par value per share: 2020 - 400,000,000 shares authorized, 19,388,671 shares issued and 16,205,689 shares outstanding; 2019 - 400,000,000 shares authorized, 18,099,772 shares issued and 16,414,617 shares outstanding	194	181
Class B common stock, $0.01 par value per share: 2020 - 200,000,000 shares authorized, 54,766,934 shares issued and 51,336,177 shares outstanding; 2019 - 200,000,000 shares authorized, 53,937,394 shares issued and 51,281,512 shares outstanding	548	539
Additional paid-in capital	647,602	624,766
Class A treasury stock, at cost: 2020 - 3,182,982 shares; 2019 - 1,685,155 shares	(47,844)	(21,524)
Class B treasury stock, at cost: 2020 - 3,430,757 shares; 2019 - 2,655,882 shares	(47,080)	(31,386)
Accumulated other comprehensive loss	(7,460)	—
Retained earnings (deficit)	161,581	(34,705)
Total stockholders' equity	707,541	537,871
Total liabilities and stockholders' equity	$1,730,729	$1,753,309

The accompanying notes are an integral part of the consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except for shares)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2020	2019	2018
Revenue
Investment management fees	$562,036	$466,802	$352,683
Fund administration and distribution fees	213,315	145,571	60,729
Total revenue	775,351	612,373	413,412

Expenses
Personnel compensation and benefits	197,158	179,809	145,880
Distribution and other asset-based expenses	175,687	146,622	94,680
General and administrative	51,218	46,568	30,005
Depreciation and amortization	16,381	23,873	23,277
Change in value of consideration payable for acquisition of business	11,300	19,886	(37)
Acquisition-related costs	1,108	22,317	4,346
Restructuring and integration costs	7,786	8,678	742
Total operating expenses	460,638	447,753	298,893
Income from operations	314,713	164,620	114,519

Other income (expense)
Interest income and other income (expense)	3,703	6,829	(2,856)
Interest expense and other financing costs	(37,005)	(40,901)	(20,694)
Loss on debt extinguishment	(2,871)	(9,860)	(6,058)
Total other income (expense), net	(36,173)	(43,932)	(29,608)

Income before income taxes	278,540	120,688	84,911

Income tax expense	(66,018)	(28,197)	(21,207)

Net income	$212,522	$92,491	$63,704

Earnings per share of common stock
Basic	$3.14	$1.37	$0.96
Diluted	$2.88	$1.26	$0.90

Weighted average number of shares outstanding
Basic	67,710	67,616	66,295
Diluted	73,719	73,466	70,511

Dividends declared per share of common stock	$0.23	$0.10	$—

The accompanying notes are an integral part of the consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2020	2019	2018
Net income	$212,522	$92,491	$63,704

Other comprehensive income (loss), net of tax
Net unrealized loss on investments in proprietary funds	—	—	(110)
Net unrealized loss on cash flow hedges	(7,573)	—	—
Net unrealized gain (loss) on foreign currency translation	113	24	(40)
Total other comprehensive income (loss), net of tax	(7,460)	24	(150)

Comprehensive income	$205,062	$92,515	$63,554

The accompanying notes are an integral part of the consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

(in thousands)

								Accumulated
							Additional	Other	Retained
	Common Stock			Treasury Stock			Paid-In	Comprehensive	Earnings
	Class A	Class B	Pre-IPO	Class A	Class B	Pre-IPO	Capital	Income (Loss)	(Deficit)	Total
Balance, December 31, 2017	$—	$—	$572	$—	$—	$(20,899)	$435,334	$64	$(183,888)	$231,183
Issuance of Class A common stock, net of underwriter discount	128	—	—	—	—	—	156,421	—	—	156,549
Class A common stock offering costs	—	—	—	—	—	—	(4,553)	—	—	(4,553)
Redesignation of common stock	—	572	(572)	—	(20,899)	20,899	—	—	—	—
Share conversion - Class B to A	25	(25)	—	—	—	—	—	—	—	—
Repurchase of shares	—	—	—	(8,045)	—		—	—	—	(8,045)
Shares withheld related to net settlement of equity awards	—	—	—	—	(820)	—	—	—	—	(820)
Vesting of restricted share grants	—	2	—	—	—	—	(2)	—	—	—
Exercise of options	—	4	—	—	—	—	1,248	—	—	1,252
Shares issued under 2018 ESPP	—	—	—	—	—	—	26	—	—	26
Fractional shares retired	—	—	—	—	—	—	(2)	—	—	(2)
Cumulative effect adjustment for adoption of ASU 2016-09	—	—	—	—	—	—	512	—	1,306	1,818
Other comprehensive loss	—	—	—	—	—	—	—	(150)	—	(150)
Share-based compensation	—	—	—	—	—	—	15,417	—	—	15,417
Dividends paid	—	—	—	—	—	—	—	—	(831)	(831)
Net income	—	—	—	—	—	—	—	—	63,704	63,704
Balance, December 31, 2018	$153	$553	$—	$(8,045)	$(21,719)	$—	$604,401	$(86)	$(119,709)	$455,548
Issuance of shares	—	—	—	—	—	—	62	—	—	62
Share conversion - Class B to A	28	(28)	—	—	—	—	—	—	—	—
Repurchase of shares	—	—	—	(13,479)	—	—	—	—	—	(13,479)
Shares withheld related to net settlement of equity awards	—	—	—	—	(9,667)	—	—	—	—	(9,667)
Vesting of restricted share grants	—	4	—	—	—	—	(4)	—	—	—
Exercise of options	—	10	—	—	—	—	4,004	—	—	4,014
Cumulative effect of adoption of ASU 2016-01 and 2018-02	—	—	—	—	—	—	—	62	(62)	—
Other comprehensive income	—	—	—	—	—	—	—	24	—	24
Share-based compensation	—	—	—	—	—	—	16,303	—	—	16,303
Dividends paid	—	—	—	—	—	—	—	—	(7,425)	(7,425)
Net income	—	—	—	—	—	—	—	—	92,491	92,491
Balance, December 31, 2019	$181	$539	$—	$(21,524)	$(31,386)	$—	$624,766	$—	$(34,705)	$537,871
Issuance of shares	1	—	—	—	—	—	134	—	—	135
Share conversion - Class B to A	12	(12)	—	—	—	—	—	—	—	—
Repurchase of shares	—	—	—	(26,320)	—	—	—	—	—	(26,320)
Shares withheld related to net settlement of equity awards	—	—	—	—	(15,694)	—	—	—	—	(15,694)
Vesting of restricted share grants	—	11	—	—	—	—	(11)	—	—	—
Exercise of options	—	10	—	—	—	—	4,617	—	—	4,627
Other comprehensive income (loss)	—	—	—	—	—	—	—	(7,460)	—	(7,460)
Stock-based compensation	—	—	—	—	—	—	18,096	—	—	18,096
Dividends paid	—	—	—	—	—	—	—	—	(16,236)	(16,236)
Net income	—	—	—	—	—	—	—	—	212,522	212,522
Balance, December 31, 2020	$194	$548	$—	$(47,844)	$(47,080)	$—	$647,602	$(7,460)	$161,581	$707,541

The accompanying notes are an integral part of the consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended	Year Ended	Year Ended
	2020	2019	2018
Cash flows from operating activities
Net income	$212,522	$92,491	$63,704
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	34,599	(745)	4,116
Depreciation and amortization	16,381	23,873	23,277
Deferred financing costs and derivative and accretion expense	4,468	3,892	2,875
Share-based and deferred compensation	22,519	22,124	17,346
Change in fair value of contingent consideration obligations	11,300	19,886	(37)
Loss on other receivable	—	—	998
Unrealized (appreciation) depreciation on investments	(1,658)	(1,887)	2,872
Loss (gain) on equity method investment	193	(2,683)	730
Loss on debt extinguishment	2,871	9,860	6,058
Loss on disposal of property and equipment due to restructuring	263	—	—
Changes in operating assets and liabilities:
Investment management fees receivable	6,364	(10,988)	4,284
Fund administration and distribution fees receivable	2,342	(11,380)	772
Other receivables	(3,075)	322	5,640
Prepaid expenses	(1,230)	(2,141)	(215)
Other assets	(11)	(836)	57
Accounts payable	1,087	(336)	278
Accrued compensation and benefits	(7,620)	18,700	931
Accrued expenses	(48,342)	64,597	261
Deferred compensation plan liability	(157)	(236)	(48)
Other liabilities	(2,200)	2,871	446
Net cash provided by operating activities	250,616	227,384	134,345

Cash flows from investing activities
Purchases of property and equipment	(8,059)	(5,239)	(2,546)
Purchases of deferred compensation plan investments	(6,777)	(6,594)	(7,704)
Sales of deferred compensation plan investments	4,063	2,749	2,772
Purchases of proprietary funds	(551)	(182)	(71)
Sales of proprietary funds	507	158	—
(Purchase) sale of equity method investment	(1,523)	10,572	(4,000)
Acquisition of business, net of cash acquired	—	(851,276)	—
Net cash used in investing activities	(12,340)	(849,812)	(11,549)

Cash flows from financing activities
Issuance of Class A common stock, net of underwriter discount	135	62	156,549
Payment of Class A common stock deferred offering costs	—	—	(4,287)
Issuance of Class B common stock from exercise of stock options	4,627	4,014	1,250
Repurchase of common stock	(29,875)	(15,535)	(8,178)
Payments of taxes related to net share settlement of equity awards	(12,109)	(7,659)	(510)
Payment of equity awards modified to liabilities	—	—	26
Proceeds from long-term senior debt	—	1,088,503	359,100
Payment of debt financing fees	—	(19,820)	(2,508)
Repayment and repurchases of long-term senior debt	(162,387)	(428,000)	(579,750)
Repayment of promissory note	—	(96)	(575)
Payment of dividends	(16,236)	(7,436)	(831)
Payment of consideration for acquisition	(36,851)	(6,017)	(4,447)
Net cash (used in) provided by financing activities	(252,696)	608,016	(84,161)

Effect of changes of foreign exchange rate on cash and cash equivalents	43	42	(65)

Net (decrease) increase in cash and cash equivalents	(14,377)	(14,370)	38,570
Cash and cash equivalents, beginning of period	37,121	51,491	12,921
Cash and cash equivalents, end of period	$22,744	$37,121	$51,491

Supplemental cash flow information
Cash paid for interest	$38,687	$23,454	$17,530
Cash paid for income taxes	37,812	24,634	17,993

The accompanying notes are an integral part of the consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1. Organization and Nature of Business

Victory Capital Holdings, Inc., a Delaware corporation (along with its wholly-owned subsidiaries, collectively referred to as “the Company” or “Victory”) was formed on February 13, 2013 for the purpose of acquiring Victory Capital Management Inc. (“VCM”) and Victory Capital Services, Inc. (“VCS”), formerly known as Victory Capital Advisers, Inc., which occurred on August 1, 2013.

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

VCM is a registered investment adviser managing assets through mutual funds, institutional separate accounts, separately managed account products, unified managed account products, collective trust funds, private funds, undertakings for the collective investment in transferrable securities, other pooled vehicles and ETFs. VCM also provides mutual fund administrative services for the Victory Portfolios, Victory Variable Insurance Funds and the mutual fund series of the Victory Portfolios II (collectively, the “Victory Funds”), a family of open-end mutual funds, the VictoryShares (the Company’s ETF brand), as well as the USAA Mutual Fund Business, which includes the USAA Mutual Fund Trust, a family of open-end mutual funds (the “USAA Funds”). Additionally, VCM employs all of the Company’s United States investment professionals across its Franchises and Solutions, which are not separate legal entities. VCM’s three wholly-owned subsidiaries include RS Investment Management (Singapore) Pte. Ltd., RS Investments (Hong Kong) Limited, and RS Investments (UK) Limited. VCS is registered with the SEC as a limited purpose broker-dealer and serves as distributor and underwriter for the Victory Funds and USAA Funds. VCTA is registered with the SEC as a transfer agent for the USAA Funds.

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

On July 1, 2019, concurrent with the USAA AMCO Acquisition, the Company (i) entered into the 2019 Credit Agreement, (ii) repaid all indebtedness outstanding under the 2018 Credit Agreement and (iii) terminated the 2018 Credit Agreement. The 2019 Credit Agreement was entered into among the Company, as borrower, the lenders from time to time party thereto and Barclays Bank PLC, as administrative agent and collateral agent, pursuant to which the Company obtained seven-year term loans in an aggregate principal amount of $1.1 billion and established a five-year revolving credit facility (which was unfunded as of the closing date) with aggregate commitments of $100.0 million.

On January 17, 2020, the Company entered into the First Amendment to the 2019 Credit Agreement. Pursuant to the First Amendment, the Company refinanced the existing term loans (the “Existing Term Loans”) with replacement term loans (the “Repriced Term Loans”) in an aggregate principal amount of $952.0 million. The Repriced Term Loans provide for substantially the same terms as the Existing Term Loans, including the same maturity date of July 2026, except that the Repriced Term Loans provide for a reduced applicable margin on the London Interbank Offered Rate (“LIBOR”) of 75 basis points. The applicable margin on LIBOR under the Repriced Term Loans is 2.50%, compared to 3.25% under the Existing Term Loans.

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

The Company evaluates entities in which it invests and investment funds that it sponsors to determine whether the Company has a controlling financial interest in these entities and is required to consolidate them. A controlling financial interest generally exists if (i) the Company holds greater than 50% voting interest in entities controlled through voting interests or if (ii) the Company has the ability to direct significant activities of a fund not controlled through voting interests (a variable interest entity or VIE) and the obligation to absorb losses of and/or the right to receive benefits from the VIE that could potentially be significant to the VIE.

The Company’s involvement with non‑consolidated sponsored investment funds that are considered VIEs include providing investment advisory services, fund administration, fund compliance, fund transfer agent and fund distribution services and/or holding a minority interest. At December 31, 2020 and 2019, the Company's investments in and maximum risk of loss related to unconsolidated sponsored VIE investment funds totaled $22.9 million and $18.7 million, respectively which are included in investments in proprietary funds and deferred compensation plan investments in the Consolidated Balance Sheets. The Company has not provided financial support to these entities outside the ordinary course of business, which includes assuming operating expenses of funds for competitive or contractual reasons through fee waivers and fund expense reimbursements. The Company does not consolidate the sponsored investment funds in which it has an equity investment as it holds a minority interest, does not direct significant activities of these funds and does not have the right to receive benefits nor the obligation to absorb losses that could potentially be significant to these funds.

During 2019, the Company’s involvement with other non‑consolidated VIEs included an equity method investment in Cerebellum Capital, LLC (“Cerebellum”). The Company sold 100% of its equity investment in Cerebellum in the third quarter of 2019.

On September 20, 2020, the Company acquired a 15% equity interest in Alderwood Partners LLP (“Alderwood”) and made a capital contribution of $1.5 million in cash. Alderwood’s operating entity, Alderwood Capital, is a London-based investment advisory firm focused on taking minority stakes in specialist boutique asset management businesses. The Company analyzed its investment in Alderwood under the voting interest model and determined that it would not consolidate. Alderwood as it does not have a controlling financial interest. Refer to Note 13, Equity Method Investment, for further information.

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

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. The global spread of COVID-19 has created significant volatility, uncertainty and economic disruption. Financial markets experienced significant declines during the first quarter of 2020, although certain markets, including domestic equity securities, experienced recoveries that more than offset the first quarter decline. While COVID-19 did not have a material adverse effect on our business, operations and financial results, the extent to which the pandemic impacts our business, operations and financial results going forward will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on economic activity and actions taken in response; and the effect on our ability to sell and provide our services.

Revenue Recognition

The Company accounts for revenue in accordance with Accounting Standards Update (“ASU”) 2019-04, Revenue from Contracts with Customers, which was adopted on January 1, 2019 using the modified retrospective transition method. The Company’s revenue includes fees earned from providing investment management services, fund administration services, fund compliance, fund transfer agent services and fund distribution services.

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

For further information on the Company’s various streams of revenue, refer to Note 3, Revenue.

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

Investments

Investments in Proprietary Funds

Investments in proprietary funds include investments in affiliated mutual funds and are recorded in investments in proprietary funds, at fair value in the Consolidated Balance Sheets. Following the adoption of ASU 2016-01 on January 1, 2019, changes in fair value are recognized in other income (expense) in the Consolidated Statements of Operations. The cost of securities sold is determined using the specific identification method. Dividend income is accrued on the declaration date and is included in other income in the Consolidated Statements of Operations. Transactions are recorded on a trade‑date basis.

The Company periodically reviews each individual security that is in an unrealized loss position to determine if the impairment is other‑than‑temporary. Factors that are considered in determining whether other‑than‑temporary declines in value have occurred include the severity and duration of the unrealized loss and the Company’s ability and intent to hold the security for a length of time sufficient to allow for recovery of such unrealized losses. Impairment charges are recorded in other income (expense) in the Consolidated Statements of Operations. No impairments were recognized as a result of such review in the years ended December 31, 2020, 2019 and 2018.

Deferred Compensation Plan Investments

Deferred compensation plan investments include investments in affiliated and third party mutual funds held in a rabbi trust under a deferred compensation plan. Deferred compensation plan investments are recorded at fair value in the Consolidated Balance Sheets. Changes in value in deferred compensation plan investments are recognized by the Company in other income (expense) in the Consolidated Statements of Operations.

The Company's investments in proprietary funds and deferred compensation plan investments are valued through the use of quoted market prices available in an active market, which is the net asset value of the funds.

Derivative Financial Instruments

On March 27, 2020, the Company entered into an interest rate swap transaction (the “Swap”) to manage interest rate risk associated with a portion of its floating-rate long-term debt. The Company does not purchase or hold any derivative instruments for trading or speculative purposes. Under the terms of the Swap, the Company pays interest at a fixed rate of interest and receive interest that varies with the three-month LIBOR rate. The notional value, fixed rate of interest and expiration date of the Swap as of December 31, 2020 were $450 million – 0.965% – July 1, 2026.

The designation of a derivative instrument as a hedge and its ability to meet the hedge accounting criteria determine how the Company reflects the change in fair value of the derivative instrument. A derivative qualifies for hedge accounting treatment if, at inception, it meets defined correlation and effectiveness criteria. These criteria require that the anticipated cash flows and/or changes in fair value of the hedging instrument substantially offset those of the position being hedged. The Swap is assessed for effectiveness and continued qualification for hedge accounting on a quarterly basis. For the year ended December 31, 2020 and since inception, the Swap was deemed to be highly effective.

The Swap is designated as a cash flow hedge. Accordingly, the Swap is measured at fair value with mark-to-market gains or losses deferred and included in accumulated other comprehensive loss (“AOCL”), net of tax, to the extent the hedge is determined to be effective. Gains or losses from the Swap are reclassified to interest expense in the same period during which the hedged transaction affects earnings. Refer to Note 12, Derivatives, for further information.

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

The Company tests goodwill for impairment on an annual basis, or more frequently if facts and circumstances indicate that goodwill may be impaired. Factors that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the Company's use of the acquired assets in a business combination or strategy for the Company's overall business, and significant negative industry or economic trends. The Company conducts the annual impairment assessment as of October 1st and uses a qualitative approach to test for potential impairment of goodwill. If, after considering various factors, management determines that it is more likely than not that goodwill is impaired, a two‑step process to test for and measure impairment is performed which begins with an estimation of the fair value of the Company by considering discounted cash flows. The assumptions used to estimate fair value include management's estimates of future growth rates, operating cash flows, discount rates and terminal value. These assumptions and estimates can change in future periods based on market movement and factors impacting the expected business performance. Changes in assumptions or estimates could materially affect the determination of our fair value. If the present value of future expected cash flows falls below the recorded book value of equity, our goodwill would be considered impaired.

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

Provision for credit losses on these receivables is made in amounts required to maintain an adequate allowance to cover anticipated losses. All investment management fees receivable and fund administration and distribution fees receivable were determined to be collectible as of December 31, 2020, 2019 and 2018, and accordingly, no reserve for credit losses and no provision for credit losses were recognized as of and for the years ended December 31, 2020, 2019 and 2018.

Other Receivables

Other receivables primarily include income and other taxes receivable and were determined to be collectible as of December 31, 2020, 2019 and 2018.

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

Debt Modification

Gains and losses on debt modifications that are considered extinguishments are recognized in current earnings. Debt modifications that are not considered extinguishments are accounted for prospectively through yield adjustments, based on the revised terms. Legal fees and other costs incurred with third parties that are directly related to debt modifications are expensed as incurred and generally are included in general and administrative expense in the Consolidated Statements of Operations. The Company expensed $0.9 million, $4.4 million and $1.9 million in costs related to debt modifications in 2020, 2019 and 2018. The analysis as to whether a modification of debt is an extinguishment or modification is performed on a creditor‑by‑creditor basis. Refer to Note 11, Debt, for further information on debt refinancings and modifications.

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

Treasury Stock

Acquisitions of treasury stock are recorded at cost. Treasury stock held is reported as a deduction from stockholders' equity in the Consolidated Balance Sheets. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock on a specific‑identification basis. Additional paid‑in capital from treasury stock transactions is increased as the Company reissues treasury stock for more than the cost of the shares. If the Company issues treasury stock for less than its cost, additional paid‑in capital from treasury stock transactions is reduced to no less than zero. Once this account is at zero, any further required reductions are recorded to retained earnings in the Consolidated Balance Sheets.

Foreign Currency Transactions

The financial statements of the Company’s subsidiaries which operate outside of the United States (U.S.) are measured using the local currency as the functional currency. Adjustments to translate those statements into U.S. dollars are recorded in other comprehensive income (loss), which were immaterial in amount at December 31, 2020, 2019 and 2018.

Transactions denominated in currencies other than the functional currency are recorded using the exchange rate on the date of the transaction. Exchange differences arising on the settlement of financial assets and liabilities are recorded in other income (expense) in the Consolidated Statements of Operations. Foreign exchange gains and losses for the years ended December 31, 2020, 2019 and 2018 were immaterial.

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

The Company accretes obligations under deferred payment arrangements to their expected payment amounts over the period covered by the arrangement. Accretion expense related to deferred payment obligations is reflected in interest expense and other financing costs in the Consolidated Statements of Operations and totaled $0.0 million, $0.2 million and $0.5 million in 2020, 2019 and 2018, respectively.

New Accounting Pronouncements

Accounting Standards Adopted in 2020

•

Derivatives and Hedging: Effective January 1, 2020, the Company early adopted Accounting Standards Update (“ASU”) 2017-12 (“ASU 2017-12”), “Derivatives and Hedging (Topic 815)” and ASU 2019-04, “Codification Improvements to Topic 815, Derivatives and Hedging” (“ASU 2019-04”). ASU 2017-12 improves and simplifies accounting rules for hedge accounting to better present the economic results of an entity’s risk management activities in its financial statements and improves the disclosures of hedging arrangements. Various provisions of ASU 2017-12 were subsequently clarified by the Financial Accounting Standards Board (“FASB”) in April 2019 through the issuance of ASU 2019-04. The Company did not have any existing hedging relationships at the time of adoption; therefore, the adoption of ASU 2017-12 and ASU 2019-04 had no impact on our consolidated financial statements.

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

Recently Issued Accounting Standards

•

Reference Rate Reform: In March 2020, the FASB issued ASU 2020-04, (“ASU 2020-04”), “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 contains optional practical expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments in this guidance are effective for all entities through December 31, 2022. The Company is currently evaluating the effect of this new standard on its consolidated financial statements.

•

Internal-Use Software: In August 2018, the FASB issued ASU 2018-15 (“ASU 2018-15”), "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)," which aligns the requirements for capitalizing implementation costs incurred in a service contract hosting arrangement with those of developing or obtaining internal-use software. This standard is effective for interim and annual reporting periods beginning after December 15, 2019 for public companies and can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The new guidance will be effective for the Company’s fiscal year that begins on January 1, 2021. The Company has elected to adopt ASU 2018-15 on a prospective basis and the adoption is not expected to have a material impact on its consolidated financial statements.

•

Subsequent Measurement of Goodwill: In January 2017, the FASB issued ASU 2017-04 (“ASU 2017-04”), “Intangibles – Goodwill and Other (Topic 350)” which simplifies the test for goodwill impairment. ASU 2017-04 eliminates the requirement to calculate the implied fair value of goodwill (step two) to measure a goodwill impairment charge. Goodwill impairment will be based upon the results of step one of the impairment test, which is defined as the excess of the carrying amount of a reporting unit over its fair value, not to exceed the carrying amount of goodwill allocated to that reporting unit. The effective date for calendar-year public business entities was January 1, 2020. The new guidance will be effective for the Company’s fiscal year that begins on January 1, 2021 and requires a prospective approach to adoption. The impact of this new guidance will depend upon the performance of our one reporting unit and the market conditions impacting the fair value.

•

Expected Credit Losses: In June 2016, the FASB issued ASU 2016-13 (“ASU 2016-13”), “Financial Instruments — Credit Losses: Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 creates a new model for determining current expected credit losses (“CECL”) on trade and other receivables, net investments in leases, contract assets and long-term receivables. The CECL impairment model requires companies to consider the risk of loss even if it is remote and to include forecasts of future economic conditions as well as information about past events and current conditions. The effective date for calendar-year public business entities was January 1, 2020. In November 2019, the FASB deferred the effective date for ASU 2016-13 for private companies and other companies who had not yet been required to adopt the standard. As a result of the Company’s EGC status, the Company will adopt ASU 2016-13 on January 1, 2023. The Company is currently reviewing the effect of this new standard on its consolidated financial statements.

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

Management has assessed and evaluated the Company’s portfolio of active real estate leases and is currently surveying the business for other leases. The Company has approximately $16.7 million in net undiscounted, future minimum cash commitments under operating leases. The New Lease Standard is expected to result in a gross up of assets and liabilities on the Consolidated Balance Sheets and to have no material impact on the Consolidated Statements of Operations or the Company’s liquidity or debt covenant compliance under the current credit agreement.

NOTE 3. Revenue

In accordance with the new revenue recognition standard requirements, the following table disaggregates our revenue by type and product:

	Year Ended December 31,
(in thousands)	2020	2019	2017
Investment management fees
Mutual funds (Victory/USAA Funds)	$455,715	$355,969	$248,771
ETFs (VictoryShares)	11,604	10,422	8,999
Separate accounts and other vehicles	99,125	99,726	93,043
Performance-based fees
Mutual funds (USAA Funds)	(4,771)	—	—
Separate accounts and other vehicles	363	685	1,870
Total investment management fees	$562,036	$466,802	$352,683

Fund administration and distribution fees
Administration fees
Mutual funds (Victory/USAA Funds)	$112,279	$71,131	$22,527
ETFs (VictoryShares)	1,460	1,317	949
Distribution fees
Mutual funds (Victory/USAA Funds)	25,599	30,356	37,253
Transfer agent fees
Mutual funds (USAA Funds)	73,977	42,767	—
Total fund administration and distribution fees	$213,315	$145,571	$60,729

Total revenue	$775,351	$612,373	$413,412

Beginning on January 1, 2019, and as a result of adopting ASU 2014-09, fund expense reimbursements are presented as a reduction of investment management fees. This change in presentation reduced revenue, and operating expenses, by $18.7 million year for the ended December 31, 2019.

The following table presents balances of receivables:

(in thousands)	December 31, 2020	December 31, 2019
Customer receivables
Mutual funds (Victory/USAA Funds)	$60,868	$64,407
ETFs (VictoryShares)	1,419	1,391
Separate accounts and other vehicles	22,641	27,836
Receivables from contracts with customers	84,928	93,634
Non-customer receivables	3,254	1,459
Total receivables	$88,182	$95,093

Investment management fees receivable	$67,957	$74,321
Fund administration and distribution fees receivable	16,971	19,313
Other receivables	3,254	1,459
Total receivables	$88,182	$95,093

Revenue

The Company’s revenue includes fees earned from providing;

•	investment management services,
•	fund administration services,
•	fund transfer agent services, and
•	fund distribution services.

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

Performance-based investment management fees, which include fees under performance fee and fulcrum fee arrangements, are included in the transaction price for providing investment management services. Performance-based investment management fees are calculated as a percentage of investment performance on a client’s account versus a specified benchmark or hurdle based on the terms of the contract with the customer. Performance-based investment management fees are variable consideration and are recognized as revenue when and to the extent that it is probable that a significant reversal of the cumulative revenue for the contractual performance period will not occur. Performance-based investment management fees recognized as revenue in the current period may pertain to performance obligations satisfied in prior periods. Fulcrum fee arrangements include a base investment management fee and a performance fee adjustment to the base investment management fee depending on whether the assets being managed experienced better or worse investment performance than the index specified in the customer’s contract. The performance fee adjustment arrangement with certain equity and fixed income USAA Funds took effect on July 1, 2020 and is calculated monthly based on the investment performance of those funds relative to their specified benchmark indexes over the discrete performance period ending with that month.

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

NOTE 4. Acquisitions

USAA AMCO Acquisition

On July 1, 2019, the Company completed the acquisition of USAA Adviser and VCTA (collectively, the “USAA Acquired Companies”), which includes the USAA Mutual Fund Business, and executed Amendment No. 1 (the “Amendment”) to the stock purchase agreement (the “Stock Purchase Agreement”). The Amendment amended the Stock Purchase Agreement entered into on November 6, 2018 between the Company, USAA Investment Corporation, and for certain limited purposes, USAA Capital Corporation. The assets acquired and liabilities assumed and results of the USAA Mutual Fund Business are reflected in the consolidated financial statements from the closing date of July 1, 2019.

The USAA AMCO Acquisition expanded and diversified the Company’s investment platform, particularly in the fixed income and solutions asset classes, and increased the Company’s size and scale. Additional products added to the investments platform include target date and target risk strategies, managed volatility mutual funds, active fixed income ETFs, sub-advised and multi-manager equity funds. The acquisition also added to the Company’s lineup of asset allocation portfolios and smart beta equity ETFs and provided the Company the rights to offer products and services using the USAA brand and the opportunity to offer its products to USAA members through a direct investor channel.

Purchase Price

The Company purchased 100% of the outstanding common stock of the USAA Acquired Companies. The purchase price for the USAA Acquired Companies was $949.4 million, comprised of $851.3 million of cash paid at closing plus the acquisition date value of contingent payments due to sellers of $98.8 million less $0.7 million in net working capital adjustments settled in the first quarter of 2020. No further purchase price adjustments were recorded during the measurement period and there was no change in the goodwill balance from December 31, 2019 to December 31, 2020.

A maximum of $150.0 million ($37.5 million per year) in contingent payments is payable to sellers based on the annual revenue of USAA Adviser attributable to all “non-managed money”-related AUM in each of the first annual earn out periods following the closing as defined in the Stock Purchase Agreement. To receive any contingent payment in respect of “non-managed money”-related assets for a given year, annual revenue from “non-managed money”-related assets must be at least 80% of the revenue run-rate (as calculated under the Stock Purchase Agreement) of the USAA Adviser’s “non-managed money”-related assets under management as of the Closing, and to achieve the maximum contingent payment for a given year, such annual revenue must total at least 100% of that Closing revenue run-rate. Annual contingent payments in respect of “non-managed money”-related assets are subject to certain “catch-up” provisions set forth in the USAA Stock Purchase Agreement.

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

The excess purchase price over the estimated fair values of assets acquired and liabilities assumed of $120.6 million was recorded to goodwill in the Consolidated Balance Sheets, all of which is expected to be deductible for tax purposes. The goodwill arising from the acquisition primarily results from expected future earnings and cash flows, as well as the expected synergies created by the integration of the USAA Acquired Companies within our organization.

The following table presents the estimated amounts of assets acquired and liabilities assumed as of the acquisition date:

(in thousands)
Cash and cash equivalents	$17,473
Investment management fees receivable	25,353
Fund administration and distribution fees receivable	4,779
Other receivables and prepaid expenses	299
Property and equipment	1,165
Other intangible assets(1)	808,670
Goodwill	120,643
Accounts payable and accrued expenses	(5,575)
Accrued compensation and benefits	(5,907)
Payable to members and custodians	(17,473)
Purchase price	$949,427

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

Contingent Consideration

The estimated fair value for contingent consideration payable to sellers is estimated using the real options method. Revenue related to “non-managed money” assets is simulated in a risk-neutral framework to calculate expected probability-weighted earn out payments, which are then discounted from the expected payment dates at the relevant cost of debt. Significant assumptions and inputs include the “non-managed money” revenue projected annual growth rate, the market price of risk, which adjusts the projected revenue growth rate to a risk-neutral expected growth rate, revenue volatility and discount rate. The market price of risk and revenue volatility are based on data for comparable companies. As the contingent consideration represents a subordinate, unsecured claim of the Company, the Company assesses a discount rate which incorporates adjustments for credit risk and the subordination of the contingent consideration.

A maximum of $150 million ($37.5 million per year) is payable to sellers in contingent payments. During the fourth quarter of 2020, the Company paid $37.5 million in cash to sellers for the first annual earn out period.

The fair value of contingent consideration payable to sellers was estimated at $92.5 million and $118.7 million at December 31, 2020 and 2019, respectively, and $98.8 million as of the acquisition date. The Company recognized expense of $11.3 million and $19.9 million in 2020 and 2019, respectively, which was recorded in change in value of consideration payable for acquisition of business in the Consolidated Statements of Operations.

Significant inputs to the valuation of contingent consideration payable to sellers as of December 31, 2020 and 2019 and the acquisition date are as follows and are approximate values:

			July 1, 2019
	December 31, 2020	December 31, 2019	Acquisition Date
Non-managed money revenue average annual growth rate	3%	4%	3%
Market price of risk	7%	4%	4%
Revenue volatility	16%	19%	20%
Discount rate	3%	5%	7%
Years remaining in earn out period	2.9	3.8	4.3
Undiscounted estimated remaining earn out payments in millions	$98 - $113	$133 - $150	$119 - $150

USAA Acquired Companies

In 2020 and 2019, the Company incurred $7.8 million $8.7 million, respectively, in restructuring and integration costs associated with the USAA AMCO Acquisition. No USAA AMCO restructuring and integration costs were incurred in 2018.

Revenue of the USAA Acquired Companies subsequent to the effective closing date of July 1, 2019 for the six months ended December 31, 2019 and the six months ended June 30, 2020, was as follows:

	Unaudited	Unaudited
	Six Months Ended	Six Months Ended
(in millions)	June 30, 2020	December 31, 2019
Revenue	$221.3	$244.5

Net income attributable to the USAA Acquired Companies for the six months ended December 31, 2019 and the first six months of 2020 is impractical to determine as the Company does not prepare discrete financial information at that level.

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

CEMP Acquisition

Under the terms of the acquisition of Compass Efficient Model Portfolios, LLC (the “CEMP Acquisition”), the Company paid cash related to base payments and contingent earnouts annually following each of the first four anniversaries of the CEMP Acquisition. Each annual base payment was fixed in amount, with the amounts increasing over the four-year period. The earn‑out payments were calculated as a fixed percentage of the net revenue earned by the Company on the CEMP business over the twelve-month period ending on each of the first four anniversaries of the CEMP closing date.

In 2019, the Company paid the fourth and final payment of $6.0 million in cash to the sellers. The cumulative total in base payments and earn out payments paid to the sellers was $13.1 million, which includes $6.0 million paid in 2019 and $4.4 million paid in 2018.

Restructuring and Integration Costs

In connection with business combinations, asset purchases and changes in business strategy, the Company incurs costs integrating investment platforms, products and personnel into existing systems, processes and service provider arrangements and restructuring the business to capture operating expense synergies.

The following table presents a rollforward of restructuring and integration liabilities:

(in millions)	2020	2019	2018
Liability balance, beginning of period	$3.0	$0.1	$0.1
Severance expense
USAA AMCO Acquisition	1.2	6.2	—
Other	—	—	0.7
Contract termination expense
USAA AMCO Acquisition	0.1	0.2	—
Integration costs - USAA AMCO Acquisition	6.5	2.3	—
Restructuring and integration costs	7.8	8.7	0.7
Settlement of liabilities	(9.8)	(5.8)	(0.7)
Liability balance, end of period	$1.0	$3.0	$0.1
Accrued expenses	$1.0	$2.9	$0.1
Other liabilities	—	0.1	—
Liability balance, end of period	$1.0	$3.0	$0.1

Acquisition-related costs

Costs related to acquisitions are summarized below and include legal and filing fees, advisory services, mutual fund proxy voting costs and other one‑time expenses related to the transactions. These costs were expensed in 2020, 2019 and 2018 and are included in acquisition‑related costs in the Consolidated Statements of Operations.

	Acquisition-related costs
(in thousands)	2020	2019	2018
USAA AMCO	$426	$21,333	$3,180
Other	682	984	1,166
Total acquisition-related costs	$1,108	$22,317	$4,346

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

The following table presents liabilities measured at fair value on a recurring basis:

	As of December 31, 2020
(in thousands)	Total	Level 1	Level 2	Level 3
Financial Liabilities
Interest rate swap liability	$(10,006)	$—	$(10,006)	$—
Contingent consideration arrangements	(92,500)	—	-	(92,500)
Total financial liabilities	$(102,506)	$—	$(10,006)	$(92,500)

	As of December 31, 2019
(in thousands)	Total	Level 1	Level 2	Level 3
Financial Liabilities
Contingent consideration arrangements	$(118,700)	$—	$-	$(118,700)

The interest rate swap liability represents amounts owed as of December 31, 2020 under the Swap entered into by the Company on March 27, 2020. The Swap effectively fixed the interest rate at 3.465% on $450 million of the outstanding Term Loan balance through the Term Loan’s maturity in July 2026. The fair value of the Swap is included in other liabilities on the Consolidated Balance Sheets at December 31, 2020. Pricing was determined based on a third party, model-derived valuation in which all significant inputs are observable in active markets (Level 2). Refer to Note 12, Derivatives, for further detail on the Swap.

Contingent consideration arrangements at December 31, 2020 and 2019 consisted of the USAA AMCO earn-out payment liability, which is included in the consideration payable for acquisition of business in the Consolidated Balance Sheets.

Significant unobservable inputs for the option pricing model used to determine the estimated fair value of the USAA AMCO Acquisition earn-out payment liability include the “non-managed money” revenue projected growth rate, revenue volatility, market price of risk and discount rate.  An increase in market price of risk, discount rate and revenue volatility results in a lower fair value for the earn-out payment liability, while an increase in the projected growth rate for “non-managed money” revenue results in a higher fair value for the earn-out payment liability. Refer to Note 4, Acquisitions, for further details and significant unobservable inputs related to the valuation of contingent consideration payable related to the USAA AMCO Acquisition.

Changes in the fair value of contingent consideration arrangement liabilities are recorded in earnings in change in value of consideration payable for acquisition of business in the Consolidated Statements of Operations.

The following table presents the balance of the contingent consideration arrangement liabilities at December 31, 2020, 2019 and 2018, respectively.

(in thousands)	Contingent Consideration Liabilities
Balance, December 31, 2018	$(716)
CEMP change in fair value measurement	14
CEMP year 4 earn-out payment	702
USAA AMCO estimated liability as of closing date	(98,800)
USAA AMCO change in fair value measurement	(19,900)
Balance, December 31, 2019	$(118,700)
USAA AMCO earn-out payment	37,500
USAA AMCO change in fair value measurement	(11,300)
Balance, December 31, 2020	$(92,500)

There were no transfers between any of the Level 1, 2 and 3 categories in the fair value measurement hierarchy for the years ended December 31, 2020 and 2019. The Company recognizes transfers at the end of the reporting period.

The net carrying value of accounts receivable and accounts payable approximates fair value due to the short‑term nature of these assets and liabilities. The fair value of our long-term debt at December 31, 2020 is considered to be its carrying value as the interest rate on the bank debt is variable and approximates current market rates. As a result, Level 2 inputs are utilized to determine the fair value of our long‑term debt.

The fair value of the Company’s money market investment ($10.1 million within cash and cash equivalents), investments in proprietary funds and deferred compensation plan investments are measured using Level 1 inputs, which are the market prices for shares in these open-end mutual funds.

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

The Company receives investment management, administrative and compliance fees in accordance with contracts that VCM has with the VictoryShares.

We also receive investment management fees from the Victory Collective Funds under VCM’s advisory contracts with these funds. In addition, VCTA receives fees for transfer agency services under contracts with the USAA Funds and sub-transfer agency services under contracts with the Victory Funds for member class shares.

In 2020, the Company paid director fees to and made contributions under the Director DC Plan for non-employee members of our Board of Directors, which are included in general and administrative expense in the Consolidated Statements of Operations. In 2018, under the terms of monitoring agreements with affiliates of two shareholders of the Company, we paid fees for monitoring services, which are included in general and administrative expense in the Consolidated Statements of Operations. These monitoring agreements terminated upon the completion of the IPO.

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
•

Realized and unrealized gains and losses and dividend income on investments in the Victory Funds and USAA Funds classified as investments in proprietary funds and deferred compensation plan investments as well as dividend income on investments in the USAA Treasury Money Market Fund are recorded in interest income and other income (expense) in the Consolidated Statements of Operations.

•

Amounts due to the Victory Funds, USAA Funds and VictoryShares for waivers of investment management fees and reimbursements of fund operating expenses are included in accrued expenses in the Consolidated Balance Sheets and represent consideration payable to customers.

(in thousands)	2020	2019
Related party assets
Cash and cash equivalents	$10,088	$10,060
Receivables (investment management fees)	46,958	47,872
Receivables (fund administration and distribution fees)	16,971	19,313
Investment in proprietary funds, fair value	922	771
Deferred compensation plan investments, fair value	22,062	17,914
Total	$97,001	$95,930

Related party liabilities
Accounts payable and accrued expenses (fund reimbursements)	$5,978	$4,316
Total	$5,978	$4,316

	Year ended December 31,
(in thousands)	2020	2019	2018
Related party revenue
Investment management fees (1)	$471,153	$371,807	$261,538
Fund administration and distribution fees	213,315	145,571	60,729
Total	$684,468	$517,378	$322,267

Related party expense
Distribution and other asset-based expenses (fund reimbursements) (1)	$—	$—	$12,902
General and administrative	702	—	135
Total	$702	$—	$13,037

Related party other income (expense)
Interest income (expense) and other income (expense)	$2,337	$2,693	$(2,834)
Interest expense and other financing costs (promissory note)	—	(1)	(18)
Total	$2,337	$2,692	$(2,852)

(1)

Effective January 1, 2019, upon the adoption of ASU 2014-09, expense reimbursements have been reclassified to investment management fees. This change in presentation reduced revenue, and operating expenses, by $31.3 million and $18.7 million for the years ended December 31, 2020 and December 31, 2019, respectively.

NOTE 7. Investments

As of December 31, 2020 and 2019, the Company had investments in proprietary funds and deferred compensation plan investments. Investments in proprietary funds consist entirely of seed capital investments in certain Victory Funds and USAA Funds. Deferred compensation plan investments are held under deferred compensation plans and include Victory Funds, USAA Funds and third party mutual funds.

Investments in Proprietary Funds

The following table presents a summary of the cost and fair value of investments in proprietary funds:

		Gross Unrealized		Fair
(in thousands)	Cost	Gains	(Losses)	Value
As of December 31, 2020	$758	$164	$—	$922
As of December 31, 2019	696	$85	$(10)	$771

Following the adoption of ASU 2016-01 on January 1, 2019, proprietary funds, which are accounted for as available for sale investments, are recorded in other income (expense) in the Consolidated Statements of Operations. In 2018, unrealized gains and losses on investments in proprietary funds were recorded, net of tax, in accumulated other comprehensive income (loss) and upon sale, accrued unrealized gains or losses were reclassed out of accumulated comprehensive income (loss). Refer to Note 20, Accumulated Other Income (Loss). Realized gains and losses on investments in proprietary funds are recognized in the Consolidated Statements of Operations as other income (expense).

The following table presents proceeds from sales of investments in proprietary funds and realized gains and losses recognized during the years ended December 31, 2020, 2019 and 2018:

	Sale	Realized
(in thousands)	Proceeds	Gains	(Losses)
For the year ending December 31, 2020	$507	$31	$(13)
For the year ending December 31, 2019	158	6	—
For the year ending December 31, 2018	—	—	—

Deferred Compensation Plan Investments

The following table presents a summary of the cost and fair value of deferred compensation plan investments:

		Gross Unrealized		Fair
(in thousands)	Cost	Gains	(Losses)	Value
As of December 31, 2020	$21,205	$1,725	$(359)	$22,571
As of December 31, 2019	18,670	733	(1,098)	18,305

Unrealized gains and losses on deferred compensation plan investments are recorded in earnings in other income (expense). Sales of deferred compensation plan investments result in realized gains or losses that are recognized in the Consolidated Statements of Operations as other income (expense).

The following table presents proceeds from sales of deferred compensation plan investments and realized gains and losses recognized during the years ended December 31, 2020, 2019 and 2018:

	Sale	Realized
	Proceeds	Gains	(Losses)
For the year ending December 31, 2020	$4,063	$130	$(309)
For the year ending December 31, 2019	2,749	22	(71)
For the year ending December 31, 2018	2,772	37	(73)

NOTE 8. Property and Equipment

The following table presents property and equipment as of December 31, 2020 and 2019:

	As of December 31,
(in thousands)	2020	2019
Equipment, purchased software and implementation costs	$21,710	$21,548
Leasehold improvements	3,155	2,854
Furniture and fixtures	2,743	2,631
Total	27,608	27,033
Accumulated depreciation and amortization	(8,861)	(13,793)
Total property and equipment, net	$18,747	$13,240

Depreciation and amortization expense for property and equipment was $3.7 million, $3.0 million and $3.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.

NOTE 9. Goodwill and Other Intangible Assets

The following table presents changes in the goodwill balance from December 31, 2019 to December 31, 2020:

	As of December 31,
(in thousands)	2020	2019
Balance, beginning of period	$404,750	$284,108
Goodwill recorded in acquisition	—	120,642
Balance, end of period	$404,750	$404,750

There were no impairments to goodwill recognized during the years ended December 31, 2020, 2019 or 2018.

Identifiable Intangible Assets

The following table presents a summary of definite‑lived intangible assets by type:

		Fund		Intellectual
	Customer	Advisory	Trade	Property/
(in thousands)	Relationships	Contracts	Names	Other	Totals
Gross book value - December 31, 2019	$123,200	$2,368	$39,332	$7,547	$172,447
Accumulated amortization	(118,577)	(2,368)	(5,607)	(7,124)	(133,676)
Net book value - December 31, 2019	$4,623	$—	$33,725	$423	$38,771
Weighted average useful life (yrs)	0.2	—	3.1	0.1	3.4
Gross book value - December 31, 2020	$123,200	$2,368	$39,332	$7,547	$172,447
Accumulated amortization	(121,497)	(2,368)	(15,406)	(7,235)	(146,506)
Net book value - December 31, 2020	$1,703	$—	$23,926	$312	$25,941
Weighted average useful life (yrs)	0.1	—	2.2	0.1	2.4

Amortization expense for definite‑lived intangible assets for the years ended December 31, 2020, 2019 and 2018, was $12.8 million, $20.9 million and $20.3 million, respectively, and is recorded in depreciation and amortization within the Consolidated Statements of Operations. There were no impairments to definite-lived intangible assets recognized in 2020, 2019 or 2018.

The following table presents estimated amortization expense for definite‑lived intangible assets for each of the five succeeding years and thereafter:

2021	$11,271
2022	9,568
2023	4,855
2024	143
2025	51
Thereafter	53
Total	$25,941

The following table presents a summary of indefinite‑lived intangible assets by type:

	Fund Advisory, Transfer
	Agent and Distribution	Trade
(in thousands)	Contracts	Names	Totals
December 31, 2018 balance	$342,900	$23,700	$366,600
Additions or transfers	770,100	—	770,100
December 31, 2019 balance	$1,113,000	$23,700	$1,136,700
Additions or transfers	—	—	—
December 31, 2020 balance	$1,113,000	$23,700	$1,136,700

There were no impairments to indefinite-lived intangible assets recognized in 2020, 2019 or 2018.

NOTE 10. Income Taxes

The following table presents the provision for income taxes for the years ended December 31, 2020, 2019 and 2018:

(in thousands)	2020	2019	2018
Current tax expense (benefit):
Federal	$24,048	$22,234	$13,130
State	7,263	6,656	3,944
Foreign	108	52	17
Total current tax expense (benefit)	31,419	28,942	17,091
Deferred tax expense (benefit):
Federal	27,793	(449)	3,577
State	6,860	(289)	549
Foreign	(54)	(7)	(10)
Total deferred tax expense (benefit)	34,599	(745)	4,116
Income tax expense	$66,018	$28,197	$21,207

During 2019, the Company recorded a liability for $2.9 million ($2.3 million net of federal benefit) for unrecognized tax benefits, which included $0.3 million of interest and penalties. During 2020, the Company recognized all of the unrecognized tax benefits established at December 31, 2019 as a result of settlements with state taxing authorities, and as of December 31, 2020, the Company had no liability for unrecognized tax benefits.

As of December 31, 2019, the liability for gross unrecognized tax benefits and interest and penalties totaled $2.9 million which was included in other liabilities in the Consolidated Balance Sheets ($0 for 2020 and 2018).

The following table presents the changes in gross unrecognized tax benefits, excluding interest and penalties, for the years ended December 31, 2020, 2019 and 2018.

(in thousands)	2020	2019	2018
Beginning balance	$2,582	$-	$-
Additions for tax positions of prior years	-	1,703	-
Additions based on tax positions related to current year	-	879	-
Reductions related to settlement of tax matters	(2,582)	-	-
Ending balance	$-	$2,582	$-

The Company recognized $0.2 million in interest expense, net of federal benefit, and penalties related to the liability for unrecognized tax benefits in its income tax provision for the year ended December 31, 2019 ($0 in 2020 and 2018).

The effective tax rate for the years ended December 31, 2020 and 2019 differs from the United States federal statutory rate primarily as a result of state and local income taxes and excess tax benefits on share-based compensation, and for 2019, expense related to recording the uncertain tax position (“UTP”) liability for unrecognized tax benefits. In 2018, the effective tax rate differed from the United States federal statutory rate primarily as a result of state and local income taxes.

The following table presents the tax rates for the years ended December 31, 2020, 2019 and 2018.

	2020	2019	2018
Federal income tax at U.S. statutory rate	21.0%	21.0%	21.0%
State income tax rate, net of federal tax benefit	3.8%	3.3%	4.1%
UTP liability	—%	1.9%	—%
Excess tax benefits on share-based compensation	(1.4)%	(2.8)%	(0.5)%
Foreign taxes and other	0.3%	—%	0.4%
Income tax expense	23.7%	23.4%	25.0%

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax reporting purposes.

In assessing the realization of deferred tax assets, management considers the reversal of deferred tax liabilities as well as projections of future taxable income during the periods in which temporary differences are expected to reverse. Based on the consideration of these facts, the Company believes it is more likely than not that all of its gross deferred tax assets will be realized in the future, and as a result has not recorded a valuation allowance on these amounts as of December 31, 2020 and 2019.

The following table presents the components of deferred income tax assets and deferred tax liabilities at December 31, 2020 and 2019:

(in thousands)	2020	2019
Deferred tax assets:
Definite-lived intangibles	$21,455	$20,571
Share-based compensation expense	10,318	10,242
Acquisition-related costs	4,194	7,368
Deferred compensation	5,621	4,429
Restructuring expenses	1,616	3,256
Contingent consideration arrangements	431	472
Goodwill	7,454	5,094
Debt issuance costs	—	1,336
Unrealized loss on deferred compensation investments	—	85
OCI - Swap liability and cumulative translation adjustment	2,432	—
Other	83	13
Total deferred tax assets	53,604	52,866
Deferred tax liabilities:
Indefinite-lived intangibles	81,429	56,365
Debt issuance costs	5,085	—
Depreciation	4,216	1,801
Prepaid expenses	220	186
Unrealized gain on deferred compensation investments	338	—
Total deferred tax liabilities	91,288	58,352
Net deferred tax asset/(liability)	$(37,684)	$(5,486)

As of December 31, 2020 and 2019, the Company had no net operating loss carryforwards.

In the normal course of business, the Company is subject to examination by federal and certain state and local tax regulators. As of December 31, 2020, U.S. federal income tax returns for 2018 and 2019 are open and therefore subject to examination. State and local income tax returns filed are generally subject to examination from 2014 to 2019. We have analyzed our tax positions for all open years and have concluded that no additional provision for income tax is required in the consolidated financial statements.

NOTE 11. Debt

2019 Credit Agreement

On July 1, 2019, concurrent with the USAA AMCO Acquisition, the Company entered into the 2019 Credit Agreement, repaid all indebtedness outstanding under the 2018 Credit Agreement, and terminated the 2018 Credit Agreement.

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

The obligations of the Company under the 2019 Credit Agreement are guaranteed by the USAA Acquired Companies and all of the Company’s other domestic subsidiaries (other than VCS) (the “Guarantors”) and secured by substantially all of the assets of the Company and the Guarantors, subject in each case to certain customary exceptions.

The 2019 Credit Agreement contains customary affirmative and negative covenants, including covenants that affect, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, create liens, merge or dissolve, make investments, dispose of assets, engage in sale and leaseback transactions, make distributions and dividends and prepayments of junior indebtedness, engage in transactions with affiliates, enter into restrictive agreements, amend documentation governing junior indebtedness, modify its fiscal year and modify its organizational documents, subject to customary exceptions, thresholds, qualifications and “baskets.” In addition, the 2019 Credit Agreement contains a financial performance covenant, requiring a maximum first lien leverage ratio, measured as of the last day of each fiscal quarter on which outstanding borrowings under the revolving credit facility exceed 35.0% of the commitments thereunder (excluding certain letters of credit), of no greater than 3.80 to 1.00. As of December 31, 2020, there were no outstanding borrowings under the revolving credit facility and the Company was in compliance with its financial performance covenant.

Original issue discount was $11.5 million for the term loans and $1.5 million for the revolving credit facility under the 2019 Credit Agreement. The Company incurred a total of $22.8 million in other third party costs related to the 2019 Credit Agreement and recorded $18.0 million as term loan debt issuance costs, $0.3 million as revolving credit facility debt issuance cost and $4.5 million as expense related to modified debt in general and administrative expense in the Consolidated Statements of Operations.

A total of $148.0 million of the outstanding term loans under 2019, Credit Agreement was repaid in 2019.

The Company recognized a $9.9 million loss on debt extinguishment in 2019, which consisted of the write-off of $6.3 million and $3.6 million of unamortized debt issuance costs and debt discount, respectively, due to the termination of the previous credit agreement and repayments of term loan principal. Debt extinguishment costs relating to the termination of the 2018 Credit Agreement and repayments of term loan principal under the 2019 Credit Agreement totaled $5.5 million and $4.4 million, respectively.

2020 Debt Refinancing

On January 17, 2020, we entered into the First Amendment (the “First Amendment”) to the 2019 Credit Agreement with the other loan parties thereto, Barclays Bank PLC, as administrative agent, and the Royal Bank of Canada as fronting bank.

Pursuant to the First Amendment, the Company refinanced the existing term loans (the “2019 Term Loans”) with replacement term loans in an aggregate principal amount of $952.0 million (the “2020 Term Loans”). The 2020 Term Loans provide for substantially the same terms as the 2019 Term Loans, including the same maturity date of July 1, 2026, except that the 2020 Term Loans provide for a reduced applicable margin on LIBOR of 75 basis points. The applicable margin on LIBOR under the 2020 Term Loans is 2.50%, compared to 3.25% under the 2019 Term Loans. The Company incurred costs of $0.9 million related to the First Amendment which were recorded in general and administrative expense in the Consolidated Statements of Operations.

The Company recognized a $2.9 million loss on debt extinguishment in 2020 due to the repayments and repurchases of term loan principal, which consisted of the write-off of $2.7 million and $1.6 million of unamortized debt issuance costs and debt discount, respectively, net of a gain on repurchase of $1.4 million.

In 2020, a total of $163.8 million of the outstanding term loans under the 2019 Credit Agreement was repaid or repurchased and retired. Refer to Note 22, Subsequent Events, for information related to loan activity subsequent to December 31, 2020.

The following table presents the components of long-term debt in the Consolidated Balance Sheets at December 31, 2020 and 2019.

			Effective
(in thousands)	2020	2019	Interest Rate
Term Loans
Due July 2026, 5.35% interest rate	$—	$952,000	5.79%
Due July 2026, 2.73% interest rate	788,239	—	3.17%
Term loan principal outstanding	788,239	952,000
Unamortized debt issuance costs	(12,065)	(17,230)
Unamortized debt discount	(7,165)	(10,231)
Long-term debt	$769,009	$924,539

As of December 31, 2020 and 2019, the outstanding term loans under the 2019 Credit Agreement had an interest rate of 2.73% and 5.35% per annum, respectively. Including the impact of amortization of debt issuance costs and original issue discount described herein, the effective yield for term loans under the 2019 Credit Agreement as of December 31, 2020 and 2019 was 3.17% and 5.79% per annum, respectively.

Debt issuance costs related to the Term Loans totaled $39.6 million at December 31, 2020 and 2019 and are reflected net of accumulated amortization and loss on debt extinguishment of $27.6 million and $22.4 million, respectively. Debt issuance costs of $3.7 million at December 31, 2020 and 2019 related to the revolving credit facility are included in other assets in the Consolidated Balance Sheets and are reflected net of accumulated amortization and loss on debt extinguishment of $2.0 million and $1.5 million as of December 31, 2020 and 2019, respectively. Debt discount related to the Term Loans totaled $20.7 million at December 31, 2020 and 2019 and is reflected net of accumulated amortization and loss on debt extinguishment of $13.5 million and $10.5 million, respectively.

The following table presents the components of interest expense and other financing costs on the Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018.

(in thousands)	2020	2019	2018
Interest expense	$30,941	$36,423	$17,289
Amortization of debt issuance costs	2,984	2,499	1,708
Amortization of debt discount	1,485	1,200	700
Interest rate swap expense	1,042	—	—
CEMP base payment accretion expense	—	193	467
Other	553	586	530
Total	$37,005	$40,901	$20,694

NOTE 12. Derivatives

Interest Rate Swap

On March 27, 2020, the Company entered into the Swap to manage interest rate risk associated with a portion of its floating-rate long-term debt. The Company does not purchase or hold any derivative instruments for trading or speculative purposes. Under the terms of the Swap, the Company pays interest at a fixed rate of interest on a quarterly basis and receives interest at the three-month LIBOR rate in effect for that quarter. The notional value, fixed rate of interest and expiration date of the Swap as of December 31, 2020 were $450 million – 0.965% – July 1, 2026. Refer to Note 5, Fair Value Measurements, for additional disclosures regarding fair value measurements.

The designation of a derivative instrument as a hedge and its ability to meet the hedge accounting criteria determine how the Company reflects the change in fair value of the derivative instrument. A derivative qualifies for hedge accounting treatment if, at inception, it meets defined correlation and effectiveness criteria. These criteria require that the anticipated cash flows and/or changes in fair value of the hedging instrument substantially offset those of the position being hedged. The Swap is assessed for effectiveness and continued qualification for hedge accounting on a quarterly basis. For the year ended December 31, 2020 and since inception, the Swap was deemed to be highly effective.

The Swap is designated as a cash flow hedge. Accordingly, the Swap is measured at fair value with mark-to-market gains or losses deferred and included in AOCL, net of tax, to the extent the hedge is determined to be effective. Gains or losses from the Swap are reclassified to interest expense in the same period during which the hedged transaction affects earnings. The amount payable to the Swap counterparty at December 31, 2020 of $0.8 million is recorded in other liabilities on the Consolidated Balance Sheets.

The following tables summarize the classification of the Swap in our consolidated financial statements (in thousands):

Balance Sheets	Description	December 31, 2020	December 31, 2019
Other liabilities	Fair value of interest rate swap	$10,006	$—
	Notional amount	450,000	—

		Twelve Months Ended
		December 31,
Statements of Operations	Description	2020	2019	2018
Interest expense and other financing costs	Loss reclassified from AOCL	$1,042	$—	$—

		Twelve Months Ended
		December 31,
Statements of Comprehensive Income	Description	2020	2019	2018
Other comprehensive income (loss)	Loss recognized in AOCL, net of tax	$7,573	$—	$—

NOTE 13. Equity Method Investment

On September 20, 2020, the Company acquired, through a wholly owned subsidiary, a 15% interest voting share and income share in Alderwood and made a capital contribution to Alderwood of $1.5 million in cash. Alderwood’s operating entity, Alderwood Capital, is a London-based investment advisory firm focused on taking minority stakes in specialist boutique asset management businesses. The Company has commitments to contribute additional capital of $4.5 million to Alderwood and $50 million to a private fund to be launched by Alderwood, subject to certain terms and conditions, which include receipt of required regulatory approvals and obtaining an agreed amount of aggregate legally binding commitments from investors in the private fund. Refer to Note 22, Subsequent Events, for information related to the receipt of regulatory approval subsequent to December 31, 2020.

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

For the years ended December 31, 2020 and 2019, losses from equity method investments recorded in interest income and other income (expense) in the Consolidated Statements of Operations were not material to our consolidated results of operations.

On August 30, 2019, the Company sold 100% of its equity investment in Cerebellum Capital LLC (“Cerebellum”) for $10.6 million in cash and recognized $2.9 million on the gain on sale, which was recorded in interest income and other income (expense) in the Consolidated Statements of Operations.

Equity method investments are recorded in other assets in the Consolidated Balance Sheets. At December 31, 2020, the Company held a $1.4 million equity investment in Alderwood. At December 31, 2019, the Company no longer held an equity investment in Cerebellum.

NOTE 14. Equity

Equity Structure

Until the closing of the Company’s IPO on February 12, 2018, the Company had one class of common stock with a par value of $0.01 per share. Holders of this common stock were entitled to one vote per share.

With the closing of the Company’s IPO, authorized capital stock consisted of 400,000,000 shares of Class A common stock, $0.01 par value per share, 200,000,000 shares of Class B common stock, $0.01 par value per share, and 10,000,000 shares of “blank check” preferred stock, $0.01 par value per share.

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

All shares of common stock outstanding, all shares of common stock held as treasury stock and all unvested restricted shares of common stock outstanding prior to the IPO were redesignated as shares of Class B common stock with a par value of $0.01 per share upon completion of the IPO. The first shares of Class A common stock were issued in the IPO; no shares of preferred stock were issued as of December 31, 2020.

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

Each share of Class B common stock is convertible into one share of the Company’s Class A common stock at any time, at the option of the holder, and will convert automatically upon termination of employment by an employee shareholder and upon transfers (subject to certain exceptions). Shares of Class B common stock will convert automatically into shares of Class A common stock at a one to one ratio upon the date the number of shares of Class B common stock then outstanding (including unvested restricted shares) is less than 10% of the aggregate number of shares of Class A common stock and Class B common stock outstanding (including unvested restricted shares).

Share Rollforward

The following tables present the changes in the number of shares of common stock issued and repurchased (in thousands):

	Shares of Common Stock			Shares of Treasury Stock
	Class A	Class B	Pre-IPO	Class A	Class B	Pre-IPO
Balance, December 2017	—	—	57,182	—	—	(2,064)
Issuance of Class A common stock	12,811	—	—	—	—	—
Redesignation of common stock	—	57,185	(57,184)	—	(2,064)	2,064
Share conversion - Class B to A	2,467	(2,467)	—	—	—	—
Repurchase of shares	—	—	—	(856)	(83)	—
Vesting of restricted share grants	—	215	2	—	—	—
Exercise of options	—	351	—	—	—	—
Shares issued under 2018 ESPP	3	—	—	—	—	—
Fractional shares retired	—	—	—	—	—	—
Balance, December 31, 2018	15,281	55,284	—	(856)	(2,147)	—
Issuance of shares	4	—	—	—	—	—
Share conversion - Class B to A	2,815	(2,815)	—	—	—	—
Repurchase of shares	—	—	—	(829)	—	—
Vesting of restricted share grants	—	522	—	—	—	—
Exercise of options	—	946	—	—	—	—
Shares withheld related to net settlement of equity awards	—	—	—	—	(509)	—
Balance, December 31, 2019	18,100	53,937	—	(1,685)	(2,656)	—
Issuance of shares	8	—	—	—	—	—
Share conversion - Class B to A	1,281	(1,281)	—	—	—	—
Repurchase of shares	—	—	—	(1,498)	—	—
Vesting of restricted share grants	—	1,105	—	—	—	—
Exercise of options	—	1,006	—	—	—	—
Shares withheld related to net settlement of equity awards	—	—	—	—	(775)	—
Balance, December 31, 2020	19,389	54,767	—	(3,183)	(3,431)	—

Share Repurchase Program

The initial share repurchase program authorized in 2018 and the second share repurchase program authorized in 2019, each for $15.0 million of the Company’s Class A common stock, were completed in September 2019 and June 2020, respectively. In May 2020, the Company’s Board of Directors authorized a third share repurchase program for $15.0 million of the Company’s Class A common stock, which was completed in October 2020.

In November 2020, the Company’s Board of Directors authorized a fourth share repurchase program whereby the Company may repurchase up to an additional $15.0 million of the Company’s Class A common stock in the open market or in privately negotiated transactions. The amount and timing of purchases under the share repurchase program authorized in November 2020 will depend on a number of factors including the price and availability of our shares, trading volume, capital availability, our performance and general economic and market conditions. The program can be suspended or discontinued at any time.

In 2020, the Company repurchased 1,497,827 shares of Class A common stock at a total cost of $26.3 million for an average price of $17.57 per share under programs authorized by the Company’s Board of Directors, while in 2019, the Company share repurchases totaled 828,880 shares of Class A common stock at a total cost of $13.5 million for an average price of $16.26 per share. In 2018, a total of 856,275 shares of Class A common stock had been repurchased at a total cost of $8.0 million and an average price of $9.40 per share.

As of December 31, 2020, a cumulative total of 3,182,982 shares of Class A common stock had been repurchased under programs authorized by the Company’s Board of Directors at a total cost of $47.8 million for an average price of $15.03 per share. As of December 31, 2020, $12.1 million was available for future repurchases under the share repurchase program authorized in November 2020, which expires on December 31, 2022.

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

The 2018 Plan authorizes the grant of non-qualified stock options, incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance awards and other awards that may be settled in or based upon shares of the Company’s Class A common stock or Class B common stock (collectively, the “Shares”), though the Company currently intends to grant these awards based upon shares of Class B common stock. As the 2018 Plan took effect upon completion of the IPO, no further grants will be made under the 2013 Plan.

A total of 1,322,360 shares outstanding out of 3,372,484 of either Class A or Class B common stock, or any combination thereof, as determined by the Compensation Committee are reserved for and available for issuance under the 2018 Plan. Shares underlying awards that are settled in cash, expire or are canceled, forfeited or otherwise terminated without delivery to a participant will again be available for issuance under the 2018 Plan. Shares withheld or surrendered in connection with the payment of an exercise price of an award or to satisfy tax withholding will again become available for issuance under the 2018 Plan.

In June 2018, the Compensation Committee of the Company’s board of directors approved the terms and conditions for the first offering under the 2018 ESPP Plan. A total of 350,388 shares of Class A common stock was available to issue under the 2018 ESPP Plan. The first offering ran for eighteen months, from July 1, 2018 to December 31, 2019, and included three, six month offering periods.

In October 2019, the Compensation Committee of the Company’s board of directors approved the terms and conditions for a second offering under the 2018 ESPP Plan. The second offering runs for twenty-four months from January 1, 2020 to December 31, 2021 and includes four, six month offering periods.

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

As of December 31, 2020, 2,142,413 restricted share grants and 31,178 stock option awards had been issued and were outstanding under the 2018 Plan, and 14,328 shares of Class A common stock had been issued under the 2018 ESPP Plan.

All stock option awards are considered non‑qualified. Shares of common stock subject to stock option awards granted in 2019 and 2020 vest based on service. Sixty percent of the shares of common stock subject to stock option awards granted prior to 2019 generally vest based on service; the remaining forty percent of the shares of common stock subject to each option vest upon satisfaction of various performance conditions. For certain stock option awards granted on July 29, 2016, fifty percent of the shares of common stock subject to each option vest based on service and the remaining fifty percent of the shares of common stock subject to each option vest upon satisfaction of various performance conditions.

As of December 31, 2020, stock option awards to purchase an aggregate of 6,865,101 shares of common stock had been granted and were outstanding, and restricted share awards for 2,827,008 shares of common stock had been granted and were unvested. As of December 31, 2019, stock option awards to purchase an aggregate of 7,880,167 shares of common stock had been granted and were outstanding, and restricted share awards for 3,215,619 shares of common stock had been granted and were unvested. As of December 31, 2018, stock option awards to purchase an aggregate of 9,070,052 shares of common stock and restricted share awards for 2,997,856 shares of common stock had been granted and were outstanding.

Grant Activity

In 2020, the Company issued grants for 795,487 restricted shares of common stock under the 2018 Plan. No stock option awards were issued in 2020.

The 2020 grants of restricted shares included grants for 42,848 restricted shares of common stock that were fully vested on the grant date, grants for 338,202 restricted shares of common stock that vest over three years and 414,437 restricted shares of common stock that vest over thirty months.

The following tables presents activity during the years ended December 31, 2020, 2019 and 2018 related to stock option awards and restricted stock awards.

	Shares Subject to Stock Option Awards
	Year to Date Ended December 31,
	2020			2019			2018
	Avg wtd	Avg wtd		Avg wtd	Avg wtd		Avg wtd	Avg wtd
	grant-date	exercise		grant-date	exercise		grant-date	exercise
	fair value	price	Units	fair value	price	Units	fair value	price	Units
Outstanding at beginning of period	$3.83	$6.27	7,880,167	$3.79	$6.12	9,070,052	$3.66	$5.71	9,078,728
Granted	—	—	—	7.25	17.64	31,178	6.51	14.25	359,618
Forfeited	5.87	12.42	(8,949)	5.01	9.68	(274,774)	6.39	14.00	(16,791)
Exercised	3.27	4.60	(1,006,117)	3.19	4.24	(946,289)	3.01	3.56	(351,503)
Outstanding at end of the period	$3.91	$6.50	6,865,101	$3.83	$6.27	7,880,167	$3.79	$6.12	9,070,052
Vested	$3.78	$6.10	6,259,420	$3.61	$5.59	6,724,030	$3.35	$4.76	6,653,228
Unvested	5.31	10.69	605,681	5.10	10.25	1,156,137	5.00	9.88	2,416,824

Total intrinsic value of stock options exercised in 2020, 2019, and 2018 was $16.3 million, $12.8 million and $2.3 million, respectively.

	Restricted Stock Awards
	For Year Ended December 31,
	2020		2019		2018
	Avg wtd		Avg wtd		Avg wtd
	fair value	Units	fair value	Units	fair value	Units
Unvested at beginning of period	$14.29	3,215,619	$13.17	2,997,856	$11.82	1,293,107
Granted	16.70	795,487	16.27	1,196,820	13.77	1,924,691
Vested	14.39	(1,104,710)	12.83	(521,701)	10.42	(217,630)
Forfeited	15.89	(79,388)	13.42	(457,356)	14.27	(2,312)
Unvested at end of period	$14.99	2,827,008	$14.29	3,215,619	$13.17	2,997,856

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

The grant date fair value of stock option awards with service and performance conditions is computed using Black‑Scholes option pricing framework. The grant date fair value of stock option awards granted in 2019 and 2018 were computed using the following assumptions:

	2019	2018
Stock price at time of grant	$17.64	$14.27
Exercise price	$17.64	$14.27
Expected volatility	40%	50%
Risk free rate	1.85%	2.27%
Expected average years to exit	6	5

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

Award Modifications

In 2018, the Company's board of directors approved modifications to a limited number of stock option awards to revise performance conditions to be achieved for vesting. These modifications resulted in an adjustment to share-based compensation expense of an immaterial amount. Also in 2018, the Company revised the estimate of time it expected to take to achieve the performance conditions on certain performance-vested restricted share awards. Cumulative catch up adjustments were recorded so that the cumulative recognized share-based compensation cost on the performance options was equal to what would have been recognized had the new estimate been used since the grant date.

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

In August 2019, the Company announced the initiation of quarterly cash dividends to be paid beginning in September 2019. Holders of restricted stock awards that are unvested at the time the quarterly dividends are declared are entitled to be paid these dividends as and when the restricted stock vests.

As of December 31, 2020, 2019 and 2018, the amount of cash bonuses and distributions related to dividends previously declared on restricted shares and options expected to vest in the future totaled $1.2 million, $1.3 million and $1.8 million, respectively, which is not recorded as a liability as of the balance sheet date. A liability will be recorded for these cash bonuses and dividends when the restricted shares and options vest.

Share-based Compensation Expense

The Company recorded $18.1 million, $16.3 million and $15.2 million of share-based compensation expense related to the 2018 Plan and 2013 Plan in 2020, 2019 and 2018, respectively. Share-based compensation expense is recorded in personnel compensation and benefits in the Consolidated Statements of Operations. The related tax benefits were $4.5 million, $4.0 million, and $3.8 million for the fiscal years 2020, 2019, and 2018, respectively.

As of December 31, 2020, the Company expects to recognize total share-based compensation expense of $26.8 million over a weighted average period of 1.8 years. The total fair value of restricted share awards vested during the years ended December 31, 2020, 2019, and 2018 was $20.8 million, $9.7 million, and $2.0 million respectively. The aggregate intrinsic value of stock options currently exercisable at December 31, 2020, 2019 and 2018 was $117.1 million, $103.4 million, and $36.3 million, respectively.

NOTE 16. Commitments

The Company leases office space and equipment under operating leases expiring at various dates. We have the right to renew or extend the leases under the agreements for certain non‑headquarter office spaces. Future calendar year minimum lease payments under the leases are as follows (in thousands):

	Gross Operating		Net Operating
	Lease Commitments	Sub-Leases	Lease Commitments
2021	$5,380	$422	$4,958
2022	4,241	432	3,809
2023	3,127	437	2,690
2024	2,258	454	1,804
2025	2,088	466	1,622
Thereafter	2,282	497	1,785
Total	$19,376	$2,708	$16,668

Rent expense for the years ended December 31, 2020, 2019 and 2018 was $7.5 million, $4.9 million, and $4.6 million, respectively, and is included in general and administrative expense in the Consolidated Statements of Operations.

NOTE 17. Employee Benefit Plans

The Company maintains a defined contribution 401(k) Plan (the “401(k) Plan”), covering substantially all employees who have met the eligibility requirements. The 401(k) Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 and the Economic Growth and Tax Relief Reconciliation Act of 2001. In 2020, 2019 and 2018 the Company recognized expense of $4.7 million, $3.3 million and $2.5 million in employer matched contributions, respectively.

The Company sponsors a deferred compensation plan for key investment professionals and executives (“Employee DC Plan”) as a means to reward and motivate them. The Company purchases mutual funds as directed by the plan participants to fund its related obligations. Such securities are held in a rabbi trust for the participants, and under the terms of the trust agreement, the assets of the trust are available to satisfy the claims of the Company’s general creditors in the event of bankruptcy.

Effective January 1, 2020, the Company created a deferred compensation plan for non-employee members of our board of directors (the “Director DC Plan”). Benefits payable under the Director DC Plan are payable from the Company’s general assets. Amounts contributed under the Director DC Plan and earnings on those amounts are subject to the claims of the Company’s general creditors.

Gains and losses from fluctuations in value of deferred compensation plan investments are included in interest income and other income (expense) in the Consolidated Statements of Operations and are offset entirely by the corresponding changes in value of the deferred compensation liability. Changes in the value of the Employee DC Plan and Director DC Plan liabilities are recorded in personnel compensation and benefits and general and administrative expense, respectively, in the Consolidated Statements of Operations. Investments held under both deferred compensation plans are recorded in deferred compensation plan investments in the Consolidated Balance Sheets.

The following table presents the components of deferred compensation plan-related expense related to the Employee DC Plan.

(in thousands)	2020	2019	2018
Employee contributions	$1,293	$2,202	$3,011
Employer contributions	819	1,017	746
Change in value of deferred compensation plan liability	2,155	2,603	(1,649)
Total	$4,267	$5,822	$2,108

Expenses related to the Director DC plan totaled $0.2 million in 2020.

NOTE 18. Earnings Per Share

The following table sets forth the computation of basic earnings per share and diluted earnings per share for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
(in thousands, except per share amounts)	2020	2019	2018
Net income	$212,522	$92,491	$63,704
Shares:
Basic weighted average common shares outstanding	67,710	67,616	66,295
Assumed conversion of dilutive instruments	6,009	5,850	4,216
Diluted weighted average common shares outstanding	73,719	73,466	70,511
Earnings per share
Basic:	$3.14	$1.37	$0.96
Diluted:	$2.88	$1.26	$0.90

For the years ended December 31, 2020, 2019 and 2018, there were 31,178, 821,544 and 1,738,813 outstanding instruments, respectively, excluded from the above computations of weighted average shares for diluted earnings per share because the effects would be anti‑dilutive. Holders of non‑vested share‑based compensation awards do not have rights to receive nonforfeitable dividends on the shares covered by the awards.

NOTE 19. Net Capital Requirements

VCS is subject to the SEC Uniform Net Capital Rule (Rule 15c3‑1 under the Exchange Act) administered by the SEC and FINRA, which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, cannot exceed 15 to 1. Net capital and the related net capital requirement may fluctuate on a daily basis.

At December 31, 2020, VCS had net capital under the Rule 15c3‑1 of $2.2 million which was $2.0 million in excess of its minimum required net capital of $0.2 million. At December 31, 2019, VCS had net capital under the Rule 15c3‑1 of $2.0 million which was $1.8 million in excess of its minimum required net capital of $0.2 million. The Company's ratio of aggregate indebtedness to net capital at December 31, 2020 and 2019 was 1.10 to 1 and 1.26 to 1, respectively.

Capital requirements may limit the amount of cash available for dividend from VCS to the parent company. VCS's cash and cash equivalents are generally not available for corporate purposes.

NOTE 20. Accumulated Other Comprehensive INCOME (Loss)

The following table presents changes in accumulated other comprehensive income (loss) by component for the years ending December 31, 2020, 2019, and 2018.

	Investments in		Cumulative
	Proprietary	Cash Flow	Translation
(in thousands)	Funds (a)	Hedges (b)	Adjustment	Total
Balance, December 31, 2017	$51	$—	$13	$64
Other comprehensive loss before reclassification and tax	(147)	—	(53)	(200)
Tax impact	37	—	13	50
Reclassification adjustments, before tax	—	—	—	—
Tax impact	—	—	—	—
Net current period other comprehensive loss	(110)	—	(40)	(150)
Balance, December 31, 2018	$(59)	$—	$(27)	$(86)
Other comprehensive income before reclassification and tax	—	—	32	32
Tax impact	—	—	(8)	(8)
Reclassification adjustments, before tax	—	—	—	—
Tax impact	—	—	—	—
Net current period other comprehensive income	—	—	24	24
Cumulative effect of adoption of ASU 2016-01 and 2018-02	59		3	62
Balance, December 31, 2019	$—	$—	$—	$—
Other comprehensive (loss) income before reclassification and tax	—	(11,047)	151	(10,896)
Tax impact	—	2,685	(38)	2,647
Reclassification adjustments, before tax	—	1,042	—	1,042
Tax impact	—	(253)	—	(253)
Net current period other comprehensive (loss) income	—	(7,573)	113	(7,460)
Balance, December 31, 2020	$—	$(7,573)	$113	$(7,460)

(a) Reclassifications out of AOCL related to investments in proprietary funds are recorded in interest income and other income (expense)
(b) Reclassifications out of AOCL related to cash flow hedges are recorded in interest expense and other financing costs

NOTE 21. Selected Quarterly Financial Data (Unaudited)

The following tables present select unaudited quarterly financial results for the years ended December 31, 2020 and 2019 (in thousands, except per share amounts). Quarterly earnings per share may not always sum to the full year amounts due to the averaging of common shares outstanding.

	For the Quarters Ended
	March 31, 2020	June 30, 2020	Sep 30, 2020	Dec 31, 2020
Total revenue	$204,421	$181,886	$188,656	$200,388
Operating expenses	$113,798	$116,072	$108,063	$122,705
Income from operations	$90,623	$65,814	$80,593	$77,683
Net income	$57,166	$44,720	$55,741	$54,895
Basic earnings per share	$0.84	$0.66	$0.82	$0.81
Diluted earnings per share	$0.77	$0.61	$0.76	$0.75

	For the Quarters Ended
	March 31, 2019	June 30, 2019	Sep 30, 2019	Dec 31, 2019
Total revenue	$87,479	$91,360	$214,980	$218,554
Operating expenses	$65,354	$68,635	$159,407	$154,357
Income from operations	$22,125	$22,725	$55,573	$64,197
Net income	$14,527	$14,383	$25,992	$37,589
Basic earnings per share	$0.22	$0.21	$0.38	$0.56
Diluted earnings per share	$0.20	$0.20	$0.35	$0.51

NOTE 22. Subsequent Events

On March 8, 2021, the Company announced that Alderwood Capital had received authorization from the Financial Conduct Authority of the United Kingdom and Alderwood’s private fund had been formally launched to institutional investors.

On March 1, 2021, the Company completed the acquisition of THB Asset Management (“THB”). As of January 31st, THB managed approximately $555 million in socially responsible investment portfolios in the micro-cap, small-cap and mid-cap asset classes, including U.S., global and international strategies.

On February 18, 2021, the Company entered into the Second Amendment (the “Second Amendment”) to the 2019 Credit Agreement, as amended, with the other loan parties thereto, Barclays Bank PLC, as administrative agent, and the Royal Bank of Canada as fronting bank. Pursuant to the Second Amendment, the Company refinanced the 2020 Term Loans with replacement term loans in an aggregate principal amount of $755.7 (the “Repriced Term Loans”). The Repriced Term Loans provide for substantially the same terms as the 2020 Term Loans, including the same maturity date of July 1, 2026, except that the Repriced Term Loans provide for a reduced applicable margin on LIBOR of 25 basis points. The applicable margin on LIBOR under the Repriced Term Loans is 2.25%, compared to 2.50% under the First Amendment.

On February 10, 2021, our Board of Directors declared a quarterly cash dividend of $0.09 per share on Victory common stock. The dividend is payable on March 25, 2021, to stockholders of record on March 10, 2021.

Subsequent to December 31, 2020, the Company repaid an additional $47.5 million, for a total principal debt reduction of approximately $359.3 million since July 1, 2019, thus satisfying the required annual principal payment of 1.00% of the original principal amount through the term of the loan, July 2026.
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

Based on the evaluation of the effectiveness of the disclosure controls and procedures by our management as of December 31, 2020, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 using the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting is effective as of December 31, 2020 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

The information required by this Item is set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2021 annual meeting of shareholders.

Item 11.	Executive Compensation.

The information required by this Item is set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2021 annual meeting of shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this Item is set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2021 annual meeting of shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2021 annual meeting of shareholders.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item is set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2021 annual meeting of shareholders.

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

4.5

Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.5 to the Company’s Report on Form 10-K, File No. 001-38388, on March 13, 2020, and incorporated herein by reference).

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

10.31+

Amendment and Restatement of the Victory Capital Management Inc. Deferred Compensation Plan, dated as of March 11, 2020 (filed as Exhibit 10.31 to the Company’s Report on Form 10-K, File No. 001-38388, on March 13, 2020, and incorporated herein by reference).

10.32+

Victory Capital Management Inc. Director Deferred Compensation Plan dated as of December 12, 2019 (filed as Exhibit 10.31 to the Company’s Report on Form 10-K, File No. 001-38388, on March 13, 2020, and incorporated herein by reference).

10.33

Second Amendment to the 2019 Credit Agreement dated as of February 18, 2021 (filed as Exhibit 10.1 to the Company’s Report on Form 8-K, File No. 001-38388, on February 18, 2021, and incorporated herein by reference).

10.34

Victory Capital Management Inc. Director Deferred Compensation Plan dated as of December 12, 2019 (filed as Exhibit 10.31 to the Company’s Report on Form 10-K, File No. 001-38388, on March 13, 2020, and incorporated herein by reference).

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

101*

The following information formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Audited Consolidated Balance Sheets as of December 31, 2020 and 2019, (ii) Audited Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018, (iii) Audited Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018, (iv) Audited Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018, (v) Audited Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2020, 2019 and 2018 and (vi) Notes to the Audited Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith
+	This exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of March, 2021.

VICTORY CAPITAL HOLDINGS, INC.

By:	/s/ DAVID C. BROWN
Name:	David C. Brown
Title:	Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID C. BROWN David C. Brown	Chief Executive Officer and Chairman (Principal Executive Officer)	March 15, 2021

/s/ MICHAEL D. POLICARPO Michael D. Policarpo	President, Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2021

/s/ MILTON R. BERLINSKI Milton R. Berlinski	Director	March 15, 2021

/s/ ALEX BINDEROW Alex Binderow	Director	March 15, 2021

/s/ LAWRENCE DAVANZO Lawrence Davanzo	Director	March 15, 2021

/s/ RICHARD M. DEMARTINI Richard M. DeMartini	Director	March 15, 2021

/s/ JAMES B. HAWKES James B. Hawkes	Director	March 15, 2021

/s/ ROBERT J. HURST Robert J. Hurst	Director	March 15, 2021

/s/ KARIN HIRTLER‑GARVEY Karin Hirtler‑Garvey	Director	March 15, 2021

/s/ ALAN H. RAPPAPORT Alan H. Rappaport	Director	March 15, 2021