Form 10-Q
period 2021-03-31
Victory Capital Holdings, Inc.
filed 2021-05-07
CIK 1570827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share and Class B common stock, par value $0.01 per share, as of April 30, 2021 was 16,051,788 and 51,758,141 respectively.

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

Forward‑looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Although we believe the expectations reflected in the forward‑looking statements are reasonable, we can give no assurance that these expectations will prove to have been correct. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. Actual events, results and outcomes may differ materially from our expectations due to a variety of known and unknown risks, uncertainties and other factors. Although it is not possible to identify all of these risks and factors, they include, among others, the following; reductions in assets under management (“AUM”) based on investment performance, client withdrawals, difficult market conditions and other factors such as a pandemic; the nature of our contracts and investment advisory agreements; our ability to maintain historical returns and sustain our historical growth; our dependence on third parties to market our strategies and provide products or services for the operation of our business; our ability to retain key investment professionals or members of our senior management team; our reliance on the technology systems supporting our operations; our ability to successfully acquire and integrate new companies; the concentration of our investments in long only small‑ and mid‑cap equity and U.S. clients; risks and uncertainties associated with non‑U.S. investments; our efforts to establish and develop new teams and strategies; the ability of our investment teams to identify appropriate investment opportunities; our ability to limit employee misconduct; our ability to meet the guidelines set by our clients; our exposure to potential litigation (including administrative or tax proceedings) or regulatory actions; our ability to implement effective information and cyber security policies, procedures and capabilities; our substantial indebtedness; the potential impairment of our goodwill and intangible assets; disruption to the operations of third parties whose functions are integral to our exchange traded fund (“ETF”) platform; our determination that we are not required to register as an “investment company” under the 1940 Act; the fluctuation of our expenses; our ability to respond to recent trends in the investment management industry; the level of regulation on investment management firms and our ability to respond to regulatory developments; the competitiveness of the investment management industry; the dual class structure of our common stock; the level of control over us retained by Crestview Partners II GP, L.P. (“Crestview GP”); our status as an emerging growth company and a controlled company; and other risks and factors included, but not limited to, those listed under the caption “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2021, which is accessible on the SEC’s website at www.sec.gov.

In light of these risks, uncertainties and other factors, the forward‑looking statements contained in this report might not prove to be accurate. All forward‑looking statements speak only as of the date made and we undertake no obligation to update or revise publicly any forward‑looking statements, whether as a result of new information, future events or otherwise.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except shares data)

	March 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$30,386	$22,744
Receivables	91,924	88,182
Prepaid expenses	6,776	6,082
Investments, at fair value	26,931	23,493
Property and equipment, net	20,699	18,747
Goodwill	404,750	404,750
Other intangible assets, net	1,160,089	1,162,641
Other assets	8,115	4,090
Total assets	$1,749,670	$1,730,729

Liabilities and stockholders' equity
Accounts payable and accrued expenses	$56,428	$42,144
Accrued compensation and benefits	34,892	47,278
Consideration payable for acquisition of business	95,000	92,500
Deferred tax liability, net	47,411	37,684
Other liabilities	27,911	34,573
Long-term debt, net	722,652	769,009
Total liabilities	984,294	1,023,188

Stockholders' equity
Class A common stock, $0.01 par value per share: 2021 - 400,000,000 shares authorized, 19,611,469 shares issued and 16,141,937 shares outstanding; 2020 - 400,000,000 shares authorized, 19,388,671 shares issued and 16,205,689 shares outstanding	196	194
Class B common stock, $0.01 par value per share: 2021 - 200,000,000 shares authorized, 55,607,894 shares issued and 51,746,187 shares outstanding; 2020 - 200,000,000 shares authorized, 54,766,934 shares issued and 51,336,177 shares outstanding	556	548
Additional paid-in capital	653,973	647,602
Class A treasury stock, at cost: 2021 - 3,469,532 shares; 2020 - 3,182,982 shares	(54,966)	(47,844)
Class B treasury stock, at cost: 2021 - 3,861,707 shares; 2020 - 3,430,757 shares	(57,996)	(47,080)
Accumulated other comprehensive income (loss)	3,311	(7,460)
Retained earnings	220,302	161,581
Total stockholders' equity	765,376	707,541
Total liabilities and stockholders' equity	$1,749,670	$1,730,729

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Revenue
Investment management fees	$160,284	$146,881
Fund administration and distribution fees	52,665	57,540
Total revenue	212,949	204,421

Expenses
Personnel compensation and benefits	59,006	47,571
Distribution and other asset-based expenses	42,103	54,860
General and administrative	13,310	11,888
Depreciation and amortization	4,385	4,050
Change in value of consideration payable for acquisition of business	2,500	(5,500)
Acquisition-related costs	(164)	(69)
Restructuring and integration costs	2,053	998
Total operating expenses	123,193	113,798

Income from operations	89,756	90,623

Other income (expense)
Interest income and other income (expense)	2,734	(4,172)
Interest expense and other financing costs	(6,845)	(11,408)
Loss on debt extinguishment	(2,781)	(1,054)
Total other income (expense), net	(6,892)	(16,634)

Income before income taxes	82,864	73,989

Income tax expense	(17,662)	(16,823)

Net income	$65,202	$57,166

Earnings per share of common stock
Basic	$0.96	$0.84
Diluted	$0.88	$0.77

Weighted average number of shares outstanding
Basic	67,761	67,790
Diluted	74,108	74,350

Dividends declared per share of common stock	$0.09	$0.05

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2021	2020
Net income	$65,202	$57,166

Other comprehensive income (loss), net of tax
Net unrealized income (loss) on cash flow hedges	10,773	(4,820)
Net unrealized income (loss) on foreign currency translation	(2)	(67)
Total other comprehensive income (loss), net of tax	10,771	(4,887)

Comprehensive income	$75,973	$52,279

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In thousands)

						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-In	Comprehensive	Retained
	Class A	Class B	Class A	Class B	Capital	Income (Loss)	Earnings	Total
Balance, December 31, 2020	$194	$548	$(47,844)	$(47,080)	$647,602	$(7,460)	$161,581	$707,541
Issuance of common stock	—	—	—	—	44	—	—	44
Share conversion - Class B to A	2	(2)	—	—	—	—	—	—
Repurchase of shares	—	—	(7,122)	—	—	—	—	(7,122)
Shares withheld related to net settlement of equity awards	—	—	—	(10,916)	—	—	—	(10,916)
Vesting of restricted share grants	—	9	—	—	(9)	—	—	—
Exercise of options	—	1	—	—	789	—	—	790
Other comprehensive loss	—	—	—	—	—	10,771	—	10,771
Share-based compensation	—	—	—	—	5,547	—	—	5,547
Dividends paid	—	—	—	—	—	—	(6,481)	(6,481)
Net income	—	—	—	—	—	—	65,202	65,202
Balance, March 31, 2021	$196	$556	$(54,966)	$(57,996)	$653,973	$3,311	$220,302	$765,376

						Accumulated
					Additional	Other	Retained
	Common Stock		Treasury Stock		Paid-In	Comprehensive	(Deficit)
	Class A	Class B	Class A	Class B	Capital	(Loss) Income	Earnings	Total
Balance, December 31, 2019	$181	$539	$(21,524)	$(31,386)	$624,766	$—	$(34,705)	$537,871
Issuance of common stock	—	—	—	—	26	—	—	26
Share conversion - Class B to A	4	(4)	—	—	—	—	—	—
Repurchase of shares	—	—	(4,394)	—	—	—	—	(4,394)
Shares withheld related to net settlement of equity awards	—	—	—	(8,787)	—	—	—	(8,787)
Vesting of restricted share grants	—	7	—	—	(7)
Exercise of options	—	3	—	—	1,690	—	—	1,693
Other comprehensive loss	—	—	—	—	—	(4,887)	—	(4,887)
Share-based compensation	—	—	—	—	5,993	—	—	5,993
Dividends paid	—	—	—	—	—	—	(3,601)	(3,601)
Net income	—	—	—	—	—	—	57,166	57,166
Balance, March 31, 2020	$185	$545	$(25,918)	$(40,173)	$632,468	$(4,887)	$18,860	$581,080

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net income	$65,202	$57,166
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	6,269	7,182
Depreciation and amortization	4,385	4,050
Deferred financing costs and derivative and accretion expense	983	1,174
Stock-based and deferred compensation	9,471	2,772
Change in fair value of contingent consideration obligations	2,500	(5,500)
Unrealized depreciation (appreciation) on investments	(2,720)	4,971
Loss on equity method investment	92	—
Loss on debt extinguishment	2,781	1,054
Changes in operating assets and liabilities:
Receivables	(6,730)	16,439
Prepaid expenses	(695)	(1,857)
Other assets	—	(18)
Accounts payable and accrued expenses	13,573	(11,760)
Accrued compensation and benefits	(14,987)	(23,990)
Other liabilities	(490)	239
Net cash provided by operating activities	79,634	51,922

Cash flows from investing activities
Purchases of property and equipment	(393)	(708)
Purchases of investments	(2,626)	(2,617)
Sales of investments	1,909	1,091
Cost of asset acquisition	(30)	—
Net cash used in investing activities	(1,140)	(2,234)

Cash flows from financing activities
Issuance of Class A common stock, net of underwriter discount	44	26
Issuance of Class B common stock from exercise of stock options	790	1,693
Repurchase of common stock	(7,661)	(6,020)
Payments of taxes related to net share settlement of equity awards	(7,614)	(4,431)
Repayment of long-term senior debt	(50,000)	(38,000)
Payment of dividends	(6,393)	(3,490)
Receipt of consideration for acquisition	—	649
Net cash used in financing activities	(70,834)	(49,573)

Effect of changes of foreign exchange rate on cash and cash equivalents	(18)	(106)

Net increase in cash and cash equivalents	7,642	9
Cash and cash equivalents, beginning of period	22,744	37,121
Cash and cash equivalents, end of period	$30,386	$37,130

Supplemental cash flow information
Cash paid for interest	$8,096	$20,112
Cash paid for income taxes	831	1,345

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

On and effective July 1, 2019, the Company completed the acquisition (the “USAA AMCO Acquisition”) of USAA Asset Management Company (“USAA Adviser”) and the Victory Capital Transfer Agency, Inc. (“VCTA”), formerly known as the USAA Transfer Agency Company d/b/a USAA Shareholder Account Services (together with USAA Adviser, the “USAA Acquired Companies”). The USAA AMCO Acquisition includes USAA’s mutual fund and ETF businesses and its 529 College Savings Plan (collectively, the “USAA Mutual Fund Business”). Refer to Note 4, Acquisitions, for further details on the acquisition.

On March 1, 2021, the Company completed the acquisition of THB Asset Management (“THB”), resulting in THB becoming the Company’s tenth investment franchise. At March 1, 2021, the THB AUM that was acquired totaled $547 million. THB manages responsible investment portfolios in the micro-cap, small-cap and mid-cap asset classes, including U.S., global and international strategies. Refer to Note 4, Acquisitions, for further details on the acquisition.

VCM is a registered investment adviser managing assets through mutual funds, institutional separate accounts, separately managed account products, unified managed account products, collective trust funds, private funds, undertakings for the collective investment in transferrable securities, other pooled vehicles and ETFs. VCM also provides mutual fund administrative services for the Victory Portfolios, Victory Variable Insurance Funds, Victory Institutional Funds and the mutual fund series of the Victory Portfolios II (collectively, the “Victory Funds”), a family of open-end mutual funds, the VictoryShares (the Company’s ETF brand), as well as the USAA Mutual Fund Business, which includes the USAA Mutual Fund Trust, a family of open-end mutual funds (the “USAA Funds”). Additionally, VCM employs all of the Company’s United States investment professionals across its Franchises and Solutions, which are not separate legal entities. VCM’s three wholly-owned subsidiaries are RS Investment Management (Singapore) Pte. Ltd., RS Investments (Hong Kong) Limited, and RS Investments (UK) Limited. VCS is registered with the SEC as a limited purpose broker-dealer and serves as distributor and underwriter for the Victory Funds and USAA Funds. VCTA is registered with the SEC as a transfer agent for the USAA Funds.

NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by GAAP for complete annual financial statements. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the financial condition, results of operations, and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

The Company’s involvement with non-consolidated variable interest entities (“VIEs”) include sponsored investment funds. For further discussion regarding VIEs, refer to Note 2, Significant Accounting Policies, in our Annual Report on Form 10-K for the year ended December 31, 2020.

Use of Estimates and Assumptions

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements and the notes. Actual results may ultimately differ materially from those estimates.

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. The global spread of COVID-19 has created significant volatility, uncertainty, and economic disruption. COVID-19 did not have a material adverse effect on the Company’s reported results for the three months ended March 31, 2021.

New Accounting Pronouncements

Accounting Standards Adopted in 2021

•

Internal-Use Software: Effective January 1, 2021, the Company adopted, on a prospective basis, Accounting Standards Update (“ASU”) 2018-15 (“ASU 2018-15”), "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)," which aligns the requirements for capitalizing implementation costs incurred in a service contract hosting arrangement with those of developing or obtaining internal-use software. The adoption had no impact on the Company’s consolidated financial statements.

•

Subsequent Measurement of Goodwill: Effective January 1, 2021, the Company adopted, on a prospective basis, ASU 2017-04 (“ASU 2017-04”), “Intangibles – Goodwill and Other (Topic 350)” (“ASU 2017-04”) which simplifies the test for goodwill impairment. ASU 2017-04 eliminates the requirement to calculate the implied fair value of goodwill (step two) to measure a goodwill impairment charge. Goodwill impairment will be based upon the results of step one of the impairment test, which is defined as the excess of the carrying amount of a reporting unit over its fair value, not to exceed the carrying amount of goodwill allocated to that reporting unit. The adoption had no impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards

•

Reference Rate Reform: In March 2020, the Financial Accounting Standards Board (the “FASB”) issued ASU 2020-04, (“ASU 2020-04”), “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 contains optional practical expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments in this guidance are effective for all entities through December 31, 2022. The Company is currently evaluating the effect of this new standard on its consolidated financial statements.

•

Expected Credit Losses: In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 creates a new model for determining current expected credit losses (“CECL”) on trade and other receivables, net investments in leases, contract assets and long-term receivables. The CECL impairment model requires companies to consider the risk of loss even if it is remote and to include forecasts of future economic conditions as well as information about past events and current conditions. The effective date for calendar-year public business entities is January 1, 2020. As an emerging growth company (“EGC”), the Company will adopt ASU 2016-13 on January 1, 2023 and is currently reviewing the effect of this new standard on its consolidated financial statements.

•

Leases: In February 2016, the FASB issued ASU 2016‑02, “Leases (Topic 842)” (the “New Lease Standard”) which supersedes previous lease guidance, Accounting Standards Codification (“ASC”) Topic 840 (“ASC Topic 840”). The New Lease Standard requires lessees to recognize a right-of-use asset and a lease liability for all leases (with the exception of short-term leases) on their balance sheet at the commencement date and recognize expenses on their income statement similar to ASC Topic 840 guidance. In addition, the FASB issued ASU 2018-11, “Leases Targeted Improvements,” which provides a package of practical expedients for entities to apply upon adoption. The effective date for calendar-year public business entities was January 1, 2019. In June 2020, the FASB deferred the effective date of the New Lease Standard for private companies and other companies who had not yet been required to adopt the standard. Due to Victory’s EGC status, the Company will adopt the New Lease Standard on January 1, 2022.

Management has assessed and evaluated the Company’s portfolio of active real estate leases and is currently surveying the business for other leases. As outlined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, the Company has approximately $16.7 million in undiscounted, future minimum cash commitments under net operating leases. The New Lease Standard is expected to result in a gross up on the Consolidated Balance Sheets and to have no material impact to the Consolidated Statements of Operations, liquidity or the Company’s debt covenant compliance under our current credit agreement.

NOTE 3. Revenue RECOGNITION

In accordance with the revenue recognition standard requirements, the following table disaggregates our revenue by type and product:

	Three Months Ended March 31,
(in thousands)	2021	2020
Investment management fees
Mutual funds (Victory/USAA Funds)	$127,746	$119,514
ETFs (VictoryShares)	3,454	3,162
Separate accounts and other vehicles	29,541	24,545
Performance-based fees
Mutual funds (USAA Funds)	(1,439)	—
Separate accounts and other vehicles	982	(340)
Total investment management fees	$160,284	$146,881

Fund administration and distribution fees
Administration fees
Mutual funds (Victory/USAA Funds)	$29,004	$29,610
ETFs (VictoryShares)	441	385
Distribution fees
Mutual funds (Victory/USAA Funds)	6,938	6,796
Transfer agent fees
Mutual funds (USAA Funds)	16,282	20,749
Total fund administration and distribution fees	$52,665	$57,540

Total revenue	$212,949	$204,421

The following table presents balances of receivables:

(in thousands)	March 31, 2021	December 31, 2020
Customer receivables
Mutual funds (Victory/USAA Funds)	$66,036	$60,868
ETFs (VictoryShares)	1,522	1,419
Separate accounts and other vehicles	24,237	22,641
Receivables from contracts with customers	91,795	84,928
Non-customer receivables	129	3,254
Total receivables	$91,924	$88,182

Revenue

The Company’s revenue includes fees earned from providing;

•	investment management services,
•	fund administration services,
•	fund transfer agent services, and
•	fund distribution services.

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

The Company may waive certain fees for investment management services provided to the Victory Funds, USAA Funds, VictoryShares and other pooled investment vehicles and may subsidize certain share classes of the Victory Funds, USAA Funds, VictoryShares and other pooled investment vehicles to ensure that specified operating expenses attributable to such share classes do not exceed a specified percentage. These waivers and reimbursements reduce the transaction price allocated to investment management services and are recognized as a reduction to investment management fees revenue. The amounts due to the Victory Funds, USAA Funds, VictoryShares and other pooled investment vehicles for waivers and expense reimbursements represent consideration payable to customers, which is recorded in accounts payable and accrued expenses in the unaudited Condensed Consolidated Balance Sheets, and no distinct services are received in exchange for these payments.

Performance‑based investment management fees, which include fees under performance fee and fulcrum fee arrangements, are included in the transaction price for providing investment management services. Performance-based investment management fees are calculated as a percentage of investment performance on a client’s account versus a specified benchmark or hurdle based on the terms of the contract with the customer. Performance-based investment management fees are variable consideration and are recognized as revenue when and to the extent that it is probable that a significant reversal of the cumulative revenue for the contractual performance period will not occur. Performance-based investment management fees recognized as revenue in the current period may pertain to performance obligations satisfied in prior periods. Fulcrum fee arrangements include a base investment management fee and a performance fee adjustment, increasing or decreasing the base investment management fee depending on whether the assets being managed experienced better or worse investment performance than the index specified in the customer’s contract. The performance fee adjustment arrangement with certain equity and fixed income USAA Funds took effect on July 1, 2020 and is calculated monthly based on the investment performance of those funds relative to their specified benchmark indexes over the discrete performance period ending with that month.

Fund Administration Fees

The Company recognizes fund administration fees as revenue using a time-based output method to measure progress. Fund administration fees are determined based on the contractual rate applied to average daily net assets of the Victory Funds, USAA Funds and VictoryShares for which administration services are provided. Revenue is recorded on a monthly basis when the value of consideration is measured using actual average daily net assets and constraints are removed. The Company’s fund administration fee revenue is recorded in fund administration and distribution fees in the unaudited Condensed Consolidated Statements of Operations.

The Company has contractual arrangements with a third party to provide certain sub-administration services. We are the primary obligor under the contracts with the Victory Funds, USAA Funds and VictoryShares and have the ability to select the service provider and establish pricing. As a result, fund administration fees and sub-administration expenses are recorded on a gross basis.

Fund Transfer Agent Fees

The Company recognizes fund transfer agent fees using a time-based output method to measure progress. Fund transfer agent fees are determined based on the contractual rate applied to either the average daily net assets of the USAA Funds for which transfer agent services are provided or number of accounts in the USAA Funds. Revenue is recorded on a monthly basis when the value of consideration is measured using actual average daily net assets or actual number of accounts and constraints are removed. The Company’s fund transfer agent fee revenue is recorded in fund administration and distribution fees in the unaudited Condensed Consolidated Statements of Operations.

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

NOTE 4. ACQUISITIONS

THB Acquisition

On March 1, 2021, the Company completed the acquisition of certain assets of THB Asset Management (“THB”), including without limitation, (i) certain investment advisory and business contracts, (ii) certain books and records, (iii) the investment performance track record, and (iv) all business intellectual property and proprietary software, and hired the THB investment team, resulting in THB becoming the Company’s tenth investment franchise. At March 1, 2021, the THB AUM that was acquired totaled $547 million. THB manages responsible investment portfolios in the micro-cap, small-cap and mid-cap asset classes, including U.S., global and international strategies.

Because substantially all of the fair value of the acquired assets was concentrated in a single identifiable asset, the transaction was accounted for as an asset acquisition. Estimated acquisition costs of $0.6 million were allocated to a definite-lived customer relationship intangible asset.

USAA AMCO Acquisition

On and effective July 1, 2019, the Company completed the USAA AMCO Acquisition which expanded and diversified the Company’s investment platform and increased the Company’s size and scale. The acquisition also provided the Company the rights to offer products and services using the USAA brand and the opportunity to offer its products to USAA members through a direct distribution channel.

A maximum of $150.0 million ($37.5 million per year) in contingent payments is payable to sellers based on the annual revenue of USAA Adviser attributable to all “non-managed money”-related AUM in each of the first four years following the closing. To receive any contingent payment in respect of “non-managed money”-related assets for a given year, annual revenue from “non-managed money”-related assets must be at least 80% of the revenue run-rate (as calculated under the Stock Purchase Agreement) of the USAA Adviser’s “non-managed money”-related assets under management as of the closing date, and to achieve the maximum contingent payment for a given year, such annual revenue must total at least 100% of that closing date revenue run-rate. Annual contingent payments in respect of “non-managed money”-related assets are subject to certain “catch-up” provisions set forth in the USAA Stock Purchase Agreement. During the fourth quarter of 2020, the Company paid $37.5 million in cash to sellers for the first annual earn out period. A maximum of $112.5 million in contingent consideration ($37.5 million per year for the remaining 3 years of the earn out period) was payable to sellers at March 31, 2021.

The estimated fair value of contingent consideration payable to sellers is determined using the real options method. Revenue related to “non-managed money” assets is simulated in a risk-neutral framework to calculate expected probability-weighted earn out payments, which are then discounted from the expected payment dates at the relevant cost of debt. Significant assumptions and inputs include the “non-managed money” revenue projected annual growth rate, the market price of risk, which adjusts the projected revenue growth rate to a risk-neutral expected growth rate, revenue volatility and discount rate. The market price of risk and revenue volatility are based on data for comparable companies. As the contingent consideration represents a subordinate, unsecured claim of the Company, the Company assesses a discount rate which incorporates adjustments for credit risk and the subordination of the contingent consideration.

Significant inputs to the valuation of contingent consideration payable to sellers as of March 31, 2021 and December 31, 2020 are as follows and are approximate values:

	March 31, 2021	December 31, 2020
Non-managed money revenue average annual growth rate	3%	3%
Market price of risk	7%	7%
Revenue volatility	16%	16%
Discount rate	3%	3%
Years remaining in earn out period	2.6	2.9
Undiscounted estimated remaining earn out payments in millions	$99.6 - $112.5	$97.7 - $112.5

The estimated fair value of contingent consideration payable to sellers is recorded in consideration payable for acquisition of business in the unaudited Condensed Consolidated Balance Sheets and was estimated at $95.0 million at March 31, 2021 as compared to $92.5 million at December 31, 2020. The increase in the liability of $2.5 million in the first quarter of 2021 was recorded in change in value of consideration payable for acquisition of business in the unaudited Condensed Consolidated Statements of Operations.

Acquisition-Related Costs

Costs related to acquisitions are summarized below and include legal and filing fees, advisory services, mutual fund proxy voting costs and other one-time expenses related to the transactions. These costs are included in acquisition-related costs in the unaudited Condensed Consolidated Statements of Operations.

	Acquisition-related costs
	Three Months Ended March 31,
(in thousands)	2021	2020
USAA AMCO Acquisition	$10	$(124)
Other	(174)	55
Total acquisition-related costs	$(164)	$(69)

Restructuring and Integration Costs

In connection with business combinations, asset purchases and changes in business strategy, the Company incurs costs integrating investment platforms, products and personnel into existing systems, processes and service provider arrangements and restructuring the business to capture operating expense synergies.

The following table presents the rollforward of restructuring and integration liabilities, which are recorded in accounts payable and accrued expenses in the unaudited Condensed Consolidated Balance Sheets, for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(in millions)	2021	2020
Liability balance, beginning of period	$1.0	$3.0
Severance expense - USAA AMCO	1.6	—
Integration costs - THB	0.1	—
Integration costs - USAA AMCO	0.4	1.0
Total restructuring and integration costs	2.1	1.0
Settlement of liabilities	(1.7)	(1.5)
Liability balance, end of period	$1.4	$2.5

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

The table below shows liabilities measured at fair value on a recurring basis.

	As of March 31, 2021
(in thousands)	Total	Level 1	Level 2	Level 3
Financial Assets
Interest Rate Swap Asset	$4,226	$-	$4,226	$-
Total Financial Assets	$4,226	$-	$4,226	$-
Financial Liabilities
Interest Rate Swap Liability	$-	$-	$-	$-
Contingent Consideration Arrangements	(95,000)	-	-	(95,000)
Total Financial Liabilities	$(95,000)	$-	$-	$(95,000)

	As of December 31, 2020
(in thousands)	Total	Level 1	Level 2	Level 3
Financial Assets
Interest Rate Swap Asset	$-	$-	$-	$-
Total Financial Assets	$-	$-	$-	$-
Financial Liabilities
Interest Rate Swap Liability	$(10,006)	$-	$(10,006)	$-
Contingent Consideration Arrangements	(92,500)	-	-	(92,500)
Total Financial Liabilities	$(102,506)	$-	$(10,006)	$(92,500)

The interest rate swap (the “Swap”) asset and liability represent amounts receivable or payable under a floating-to-fixed interest rate swap transaction entered into by the Company on March 27, 2020. The Swap effectively fixes the interest rate at 3.465% on $450 million of the outstanding Term Loan balance through the Term Loan’s maturity in July 2026. The fair value of the Swap is included in the unaudited Condensed Balance Sheets in other assets at March 31, 2021 and in other liabilities as of December 31, 2020. Pricing is determined based on a third party, model-derived valuation in which all significant inputs are observable in active markets (Level 2). Refer to Note 14, Derivatives, for further detail on the Swap.

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

Changes in the fair value of contingent consideration arrangement liabilities, realized or unrealized, are recorded in earnings and are included in change in value of consideration payable for acquisition of business in the unaudited Condensed Consolidated Statements of Operations.

The following table presents the change in contingent consideration arrangement liabilities for the three months ended March 31, 2021.

(in thousands)	Contingent Consideration Liabilities
Balance, December 31, 2020	$(92,500)
USAA AMCO change in fair value measurement	(2,500)
Balance, March 31, 2021	$(95,000)

There were no transfers between any of the Level 1, 2 and 3 categories in the fair value measurement hierarchy from December 31, 2020 to March 31, 2021. The Company recognizes transfers at the end of the reporting period.

The net carrying value of accounts receivable and accounts payable approximates fair value due to the short‑term nature of these assets and liabilities. The fair value of our long-term debt at March 31, 2021 is considered to be its carrying value as the interest rate on the bank debt is variable and approximates current market rates. As a result, Level 2 inputs are utilized to determine the fair value of our long‑term debt.

The fair value of the Company’s money market investment ($10.1 million within cash and cash equivalents), investments in proprietary funds and deferred compensation plan investments are measured using Level 1 inputs, which are the market prices for shares in these open-end mutual funds.

NOTE 6.  Related-Party Transactions

The Company considers certain funds that it manages, including the Victory Funds, the USAA Funds, the VictoryShares, collective trust funds that it sponsors (the “Victory Collective Funds”) and certain other pooled investment vehicles, to be related parties as a result of our advisory relationship.

The Company receives investment management, administrative, distribution and compliance fees in accordance with contracts that VCM and VCS have with the Victory Funds and the USAA Funds and has invested a portion of its balance sheet cash in the USAA Treasury Money Market Fund and earns interest on the amount invested in this fund.

The Company receives investment management, administrative and compliance fees in accordance with contracts that VCM has with the VictoryShares. We also receive investment management fees from the Victory Collective Funds and certain other pooled investment vehicles under VCM’s advisory contracts with these funds. In addition, VCTA receives fees for transfer agency services under contracts with the USAA Funds and sub-transfer agency services under contracts with the Victory Funds for member class shares.

Director fees payable by the Company in cash and contributions made under the Director Deferred Compensation Plan for non-employee members of our Board of Directors are included in general and administrative expense in the unaudited Condensed Consolidated Statements of Operations.

The table below presents balances and transactions involving related parties included in the unaudited Condensed Consolidated Balance Sheets and unaudited Condensed Consolidated Statements of Operations.

•	Included in cash and cash equivalents is cash held in the USAA Treasury Money Market Fund.

•

Included in receivables (fund administration and distribution fees) are amounts due from the Victory Funds and USAA Funds for compliance services and amounts due from the USAA Funds and Victory Funds for transfer agent and sub-transfer agent services.

•	Included in revenue (fund administration and distribution fees) are amounts earned for compliance services, transfer agent services and sub-transfer agent services.
•

Realized and unrealized gains and losses and dividend income on investments in the Victory Funds and USAA Funds classified as investments in proprietary funds and deferred compensation plan investments and dividend income on investments in the USAA Treasury Money Market Fund are recorded in interest income and other income (expense) in the unaudited Condensed Consolidated Statements of Operations.

•

Amounts due to the Victory Funds, USAA Funds, VictoryShares and certain other pooled investment vehicles for waivers of investment management fees and reimbursements of fund operating expenses are included in accounts payable and accrued expenses in the unaudited Condensed Consolidated Balance Sheets and represent consideration payable to customers.

(in thousands)	March 31, 2021	December 31, 2020
Related party assets
Cash and cash equivalents	$10,089	$10,088
Receivables (investment management fees)	50,569	46,958
Receivables (fund administration and distribution fees)	19,097	16,971
Investment in proprietary funds, fair value	979	922
Deferred compensation plan investments, fair value	25,447	22,062
Total	$106,181	$97,001

Related party liabilities
Accounts payable and accrued expenses (fund reimbursements)	$6,126	$5,978
Total	$6,126	$5,978

	Three Months Ended March 31,
(in thousands)	2021	2020
Related party revenue
Investment management fees	$133,294	$124,312
Fund administration and distribution fees	52,665	57,540
Total	$185,959	$181,852

Related party expense
General and administrative	$130	$—
Total	$130	$—

Related party other (expense) income
Interest income and other (expense) income	$2,675	$(4,798)
Total	$2,675	$(4,798)

NOTE 7. Investments

At March 31, 2021 and December 31, 2020, the Company had investments in proprietary funds and deferred compensation plan investments. Investments in proprietary funds consist entirely of seed capital investments in certain Victory Funds and USAA Funds. Deferred compensation plan investments are held under deferred compensation plans and include Victory Funds, USAA Funds and third-party mutual funds.

Unrealized and realized gains and losses on investments in proprietary funds and deferred compensation plan investments are recorded in earnings as interest income and other income (expense).

Investments in Proprietary Funds

The following table presents a summary of the cost and fair value of investments in proprietary funds:

		Gross Unrealized		Fair
(in thousands)	Cost	Gains	(Losses)	Value
As of March 31, 2021	$759	$221	$(1)	$979
As of December 31, 2020	758	164	—	922

Proceeds from sales of investments in proprietary funds and realized gains and losses recognized during the three months ended March 31, 2021 and 2020 are as follows:

	Sale	Realized
(in thousands)	Proceeds	Gains	(Losses)
For the three months ended March 31, 2021	$19	$—	$—
For the three months ended March 31, 2020	—	—	—

Deferred Compensation Plan Investments

The following table presents a summary of the cost and fair value of deferred compensation plan investments:

		Gross Unrealized		Fair
(in thousands)	Cost	Gains	(Losses)	Value
As of March 31, 2021	$21,983	$4,114	$(145)	$25,952
As of December 31, 2020	21,205	1,725	(359)	22,571

Proceeds from sales of deferred compensation plan investments and realized gains and losses recognized during the three months ended March 31, 2021 and 2020 are as follows:

	Sale	Realized
(in thousands)	Proceeds	Gains	(Losses)
For the three months ended March 31, 2021	$1,890	$89	$(28)
For the three months ended March 31, 2020	1,091	20	(46)

NOTE 8.  Income Taxes

The effective tax rate for the three months ended March 31, 2021 and 2020 differs from the United States federal statutory rate primarily as a result of state and local income taxes, excess tax benefits on share-based compensation and certain non-deductible expenses, and for 2020, expense related to increasing the liability for previously unrecorded state tax benefits.

For the three months ended March 31, 2021 and 2020, the provision for income taxes was $17.7 million and $16.8 million, or 21.3% and 22.7%, of pre-tax income respectively. The effective tax rate for the three months ended March 31, 2021 was lower than the effective tax rate for the same period in 2020 mainly due to higher excess tax benefits on share-based compensation.

No valuation allowance was recorded for deferred tax assets in the period ended March 31, 2021 and 2020.

NOTE 9.  Debt

2020 Debt Repricing

On January 17, 2020, the Company entered into the First Amendment (the “First Amendment”) to the 2019 Credit Agreement with the other loan parties thereto, Barclays Bank PLC, as administrative agent, and the Royal Bank of Canada as fronting bank. The Company refinanced the 2019 term loans for a reduced applicable margin on LIBOR of 75 basis points. After the January 2020 repricing, the applicable margin on LIBOR was 2.50%, compared to 3.25% under the 2019 term loans.

2021 Debt Repricing

On February 18, 2021, the Company entered into the Second Amendment (the “Second Amendment”) to the 2019 Credit Agreement with the other loan parties thereto, Barclays Bank PLC, as administrative agent, and the Royal Bank of Canada as fronting bank. Pursuant to the Second Amendment, the Company repriced the existing term loans (the “Existing Term Loans”) with replacement term loans in an aggregate principal amount of $755.7 million (the “Repriced Term Loans”). The Repriced Term Loans provide for substantially the same terms as the Existing Term Loans, including the same maturity date of July 2026, except that the

Repriced Term Loans provide for a reduced applicable margin on LIBOR of 25 basis points. The applicable margin on LIBOR under the Repriced Term Loans is 2.25%, compared to 2.50% under the Existing Term Loans.

The following table summarizes the components of long-term debt in the unaudited Condensed Consolidated Balance Sheets at March 31, 2021 and December 31, 2020:

(in thousands)	March 31, 2021	December 31, 2020	Effective Interest Rate
Term Loans
Due July 2026, 2.73% interest rate	$—	$788,239	3.17%
Due July 2026, 2.44% interest rate	738,239	—	2.84%
Term loan principal outstanding	738,239	788,239
Unamortized debt issuance costs	(9,780)	(12,065)
Unamortized debt discount	(5,807)	(7,165)
Long-term debt, net	$722,652	$769,009

The 2019 Credit Agreement contains customary affirmative and negative covenants, including covenants that affect, among other things, the ability of the first lien leverage ratio, measured as of the last day of each fiscal quarter on which outstanding borrowings under the revolving credit facility exceed 35.0% of the commitments thereunder (excluding certain letters of credit), of no greater than 3.80 to 1.00. As of March 31, 2021, there were no outstanding borrowings under the revolving credit facility and the Company was in compliance with its financial performance covenant.

A total of $50.0 million of the outstanding term loans under the 2019 Credit Agreement was repaid in the first quarter of 2021. Refer to Note 16, Subsequent Events, for information related to term loan activity subsequent to March 31, 2021.

During the three months ended March 31, 2020 and 2021, the Company incurred costs of $0.9 million and $0.4 million related to the First Amendment and Second Amendment, respectively, which were recorded in general and administrative expense in the unaudited Condensed Consolidated Statements of Operations.

The Company recognized a $1.1 million loss on debt extinguishment in the first quarter of 2020 due to repayments of term loan principal, consisting of the write-off of $0.7 million and $0.4 million of unamortized debt issuance costs and debt discount, respectively.

The Company recognized a $2.8 million loss on debt extinguishment in the first quarter of 2021 due to the Second Amendment and repayments of term loan principal, consisting of the write-off of $1.8 million and $1.0 million of unamortized debt issuance costs and debt discount, respectively.

Interest Expense

The following table summarizes the components of interest expense and other financing costs in the unaudited Condensed Consolidated Statements of Operations for the periods ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
(in thousands)	2021	2020
Interest expense	$4,929	$10,056
Amortization of debt issuance costs	662	781
Amortization of debt discount	321	392
Interest rate swap expense	818	—
Other	115	179
Total	$6,845	$11,408

NOTE 10. Equity

Shares Rollforward

The following tables present the changes in the number of shares of common stock issued and repurchased (in thousands):

	Shares of Common Stock Issued		Shares of Treasury Stock
	Class A	Class B	Class A	Class B
Balance, December 31, 2020	19,389	54,767	(3,183)	(3,431)
Issuance of shares	1	—	—	—
Share conversion - Class B to A	221	(221)	—	—
Repurchase of shares	—	—	(287)	—
Vesting of restricted share grants	—	953	—	—
Exercise of options	—	109	—	—
Shares withheld related to net settlement of equity awards	—	—	—	(431)
Balance, March 31, 2021	19,611	55,608	(3,470)	(3,862)

	Shares of Common Stock Issued		Shares of Treasury Stock
	Class A	Class B	Class A	Class B
Balance, December 31, 2019	18,100	53,937	(1,685)	(2,656)
Issuance of shares	2	—	—	—
Share conversion - Class B to A	406	(406)	—	—
Repurchase of shares	—	—	(240)	—
Vesting of restricted share grants	—	719	—	—
Exercise of options	—	288	—	—
Shares withheld related to net settlement of equity awards	—	—	—	(445)
Balance, March 31, 2020	18,508	54,538	(1,925)	(3,101)

Share Repurchase Program

In November 2020, the Company’s Board of Directors authorized a share repurchase program whereby the Company may repurchase up to an additional $15.0 million of the Company’s Class A common stock in the open market or in privately negotiated transactions. The amount and timing of purchases under the share repurchase program authorized in November 2020 will depend on a number of factors, including the price and availability of the Company’s shares, trading volume, capital availability, Company performance and general economic and market conditions. The program can be suspended or discontinued at any time and expires when $15 million shares of Class A common stock have been repurchased or on December 31, 2022.

During the three months ended March 31, 2021, the Company repurchased 286,550 shares of Class A common stock at a total cost of $7.1 million for an average price of $24.85 per share and $5.0 million was available for future repurchases under the current share repurchase program. As of March 31, 2021, a cumulative total of 3,469,532 shares of Class A common stock had been repurchased under programs authorized by the Company’s Board of Directors at a total cost of $55.0 million for an average price of $15.84 per share.

Dividend Payments

Dividends paid during the three months ended March 31, 2021 totaled $6.5 million and included $6.1 million for the March 2021 quarterly dividend and $0.4 million in cash bonuses and distributions related to dividends previously declared upon vesting of restricted stock and stock option awards.

NOTE 11. Share‑Based Compensation

During the three months ended March 31, 2021, the Company issued restricted stock awards for 231,568 shares of common stock, of which awards for 9,568 shares were fully vested on the grant date and awards for 222,000 shares vest based on service over a three year period.

Stock option award and restricted stock award activity during the three months ended March 31, 2021 and 2020 was as follows:

	Shares Subject to Stock Option Awards
	Three Months Ended March 31,
	2021			2020
	Avg wtd	Avg wtd		Avg wtd	Avg wtd
	grant-date	exercise		grant-date	exercise
	fair value	price	Units	fair value	price	Units
Outstanding at beginning of period	$3.91	$6.50	6,865,101	$3.83	$6.27	7,880,167
Forfeited	5.12	10.19	(69,989)	6.32	13.80	1,708
Exercised	4.28	7.23	(109,237)	3.74	5.89	(287,565)
Outstanding at end of period	$3.89	$6.45	6,685,875	$3.84	$6.28	7,594,310
Vested	$3.81	$6.20	6,254,734	$3.67	$5.75	6,659,406
Unvested	5.11	10.07	431,141	5.04	10.05	934,904

	Restricted Stock Awards
	Three Months Ended March 31,
	2021		2020
	Avg wtd grant-		Avg wtd grant-
	date fair value	Units	date fair value	Units
Unvested at beginning of period	$14.99	2,827,008	$14.29	3,215,619
Granted	26.49	231,568	16.62	276,981
Vested	14.61	(952,696)	14.14	(719,531)
Forfeited	15.24	(47,301)	16.07	(2,390)
Unvested at end of period	$16.45	2,058,579	$14.62	2,770,679

At March 31, 2021 and December 31, 2020, the amount of cash bonuses and distributions related to dividends previously declared on unvested and outstanding restricted share awards and stock options totaled $1.0 million and $1.2 million, respectively, which was not recorded as a liability as of the balance sheet date. A liability will be recorded for these cash bonuses and dividends when the restricted shares and options vest.

The Company recorded $5.5 million and $6.0 million of share-based compensation expense during the three months ended March 31, 2021 and 2020, respectively, in personnel compensation and benefits in the unaudited Condensed Consolidated Statements of Operations.

NOTE 12. Earnings Per Share

The following table sets forth the reconciliation of basic earnings per share and diluted earnings per share from net income for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(in thousands except per share amounts)	2021	2020
Net income	$65,202	$57,166
Shares:
Basic: Weighted average number of shares outstanding	67,761	67,790
Plus: Incremental shares from assumed conversion of dilutive instruments	6,347	6,560
Diluted: Weighted average number of shares outstanding	74,108	74,350
Earnings per share
Basic:	$0.96	$0.84
Diluted:	$0.88	$0.77

There were no outstanding instruments excluded from the computation of weighted average shares for diluted earnings per share because the effect would be anti-dilutive for the three months ended March 31, 2021. Outstanding instruments excluded from the computation of weighted average shares for diluted earnings per share because the effect would be anti-dilutive totaled 31 thousand shares for the three months ended March 31, 2020. Holders of non-vested share-based compensation awards do not have rights to receive nonforfeitable dividends on the shares covered by the awards.

NOTE 13. Accumulated Other Comprehensive Income (Loss)

The following table presents changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2021 and 2020.

		Cumulative
	Cash Flow	Translation
(in thousands)	Hedges (a)	Adjustment	Total
Balance, December 31, 2020	$(7,573)	$113	$(7,460)
Other comprehensive income (loss) before reclassification and tax	13,414	(3)	13,411
Tax impact	(3,260)	1	(3,259)
Reclassification adjustments, before tax	818	—	818
Tax impact	(199)	—	(199)
Net current period other comprehensive income (loss)	10,773	(2)	10,771
Balance, March 31, 2021	$3,200	$111	$3,311
Balance, December 31, 2019	$—	$—	$—
Other comprehensive loss before reclassification and tax	(6,318)	(88)	(6,406)
Tax impact	1,498	21	1,519
Net current period other comprehensive loss	(4,820)	(67)	(4,887)
Balance, March 31, 2020	$(4,820)	$(67)	$(4,887)

(a)	Reclassifications out of accumulated other comprehensive income (loss) related to cash flow hedges are recorded in interest expense and other financing costs.

NOTE 14. DERIVATIVES

Interest Rate Swaps

On March 27, 2020, the Company entered into the Swap to manage interest rate risk associated with a portion of its floating-rate long-term debt. The Company does not purchase or hold any derivative instruments for trading or speculative purposes. Under the terms of the Swap, the Company pays interest at a fixed rate of interest on a quarterly basis and receives interest at the three-month LIBOR rate in effect for that quarter. The notional value, fixed rate of interest and expiration date of the Swap as of March 31, 2021 were $450 million – 0.965% – July 1, 2026. Refer to Note 5, Fair Value Measurements, for additional disclosures regarding fair value measurements.

The designation of a derivative instrument as a hedge and its ability to meet the hedge accounting criteria determine how the Company reflects the change in fair value of the derivative instrument. A derivative qualifies for hedge accounting treatment if, at inception, it meets defined correlation and effectiveness criteria. These criteria require that the anticipated cash flows and/or changes in fair value of the hedging instrument substantially offset those of the position being hedged. The Swap is assessed for effectiveness and continued qualification for hedge accounting on a quarterly basis. For the three months ended March 31, 2021 and since inception, the Swap was deemed to be highly effective.

The Swap is designated as a cash flow hedge. Accordingly, the Swap is measured at fair value with mark-to-market gains or losses deferred and included in accumulated other comprehensive income (loss), net of tax, to the extent the hedge is determined to be effective. Gains or losses from the Swap are reclassified to interest expense in the same period during which the hedged transaction affects earnings. The amount payable to the Swap counterparty at March 31, 2021 of $0.8 million is recorded in other liabilities on the unaudited Condensed Consolidated Balance Sheets.

All derivative instruments are recorded on the unaudited Condensed Consolidated Balance Sheets at fair value as an asset (if the derivative is in a gain position) or a liability (if the derivative is in a loss position). On March 31, 2021, the Swap had a fair value of $4.2 million and was recorded in other assets. On December 31, 2020, the Swap had a fair value of $10.0 million and was recorded in other liabilities. The following table summarizes the classification of the Swap in the unaudited Condensed Consolidated Balance Sheets and the notional amount at March 31, 2021 and December 31, 2020 (in thousands):

Balance Sheets	Description	March 31, 2021	December 31, 2020
Other assets (Other liabilities)	Fair value of interest rate swap	$4,226	$(10,006)
	Notional amount	450,000	450,000

The following tables summarize the effects of the Swap in the unaudited Condensed Consolidated Statements of Operations and unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2021 and 2020 (in thousands):

		Three Months Ended
		March 31
Statement of Operations	Description	2021	2020
Interest expense and other financing costs	Loss reclassified from AOCI(L)	$818	$—

		Three Months Ended
		March 31
Statements of Comprehensive Income	Description	2021	2020
Other comprehensive income (loss)	Income (loss) recognized in AOCI(L), net of tax	$10,773	$(4,820)

NOTE 15. EQUITY METHOD INVESTMENT

On September 20, 2020, the Company acquired, through a wholly owned subsidiary, a 15% interest voting share and income share in Alderwood. Alderwood’s operating entity, Alderwood Capital, is a London-based investment advisory firm focused on taking minority stakes in specialist boutique asset management businesses. The Company has commitments to contribute additional capital of $4.5 million to Alderwood and $50 million to a private fund to be launched by Alderwood, subject to certain terms and conditions, which include receipt of required regulatory approvals from the Financial Conduct Authority of the United Kingdom and obtaining an agreed amount of aggregate legally binding commitments from investors in the private fund. On March 8, 2021, the Company announced that Alderwood Capital had received authorization from the Financial Conduct Authority of the United Kingdom and that Alderwood’s private fund had been formally launched to institutional investors.

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

Equity method investments are recorded in other assets in the unaudited Condensed Consolidated Balance Sheets. At March 31, 2021 and December 31, 2020, the Company’s equity method investment in Alderwood totaled $1.4 million. Gains and losses from equity method investments are recorded in interest income and other income (expense) in the unaudited Condensed Consolidated Statements of Operations. For the three months ended March 31, 2021, losses from equity method investments were not material to our consolidated results of operations ($0 for the three months ended March 31, 2020).

NOTE 16. SUBSEQUENT EVENTS

Subsequent to March 31, 2021, the Company repaid $27 million of outstanding term loans for a total debt reduction of $388.8 million since July 1, 2019.

On May 6, 2021, our Board of Directors declared a quarterly cash dividend of $0.12 per share on Victory common stock. The dividend is payable on June 25, 2021, to stockholders of record on June 10, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to the “Company,” “Victory,” or in the first-person notations of “we,” “us,” and “our” shall mean Victory Capital Holdings, Inc., a Delaware corporation, and its wholly-owned subsidiaries.

The following discussion is intended to assist in the understanding of our financial position at March 31, 2021 and December 31, 2020, results of operations for the three months ended March 31, 2021 and 2020, and cash flows for the three months ended March 31, 2021 and 2020, and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2020. This discussion and analysis contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2020.

Overview

Our Business – We are a diversified global asset management firm with $154.3 billion in assets under management as of March 31, 2021. The Company operates a next-generation business model combining boutique investment qualities with the benefits of a fully integrated, centralized operating and distribution platform.

We provide specialized investment strategies to institutions, intermediaries, retirement platforms and individual investors. With 10 autonomous Investment Franchises and a Solutions Platform, Victory Capital offers a wide array of investment styles and investment vehicles including, actively managed mutual funds, institutional separate accounts, separately managed accounts, unified managed account products, collective trust funds, private funds, undertakings for the collective investment in transferrable securities, other pooled vehicles and ETFs. Our earnings are primarily driven by asset-based fees charged for services related to the investment strategies we deliver and consist of investment management, fund administration and distribution fees.

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

Professionals within our institutional and retail distribution channels, direct to investor business and marketing organization sell our products through our centralized distribution model. Our institutional sales team focuses on cultivating relationships with institutional consultants, who account for the majority of the institutional market, as well as asset allocators seeking sub-advisers. Our retail sales team offers intermediary and retirement platform clients, including broker-dealers, retirement platforms and RIA networks, mutual funds and ETFs as well as SMAs through wrap fee programs and access to our investment models through UMAs. Our direct to investor business serves the investment needs of clients including USAA members, the military community, and other individual clients.

We have grown our AUM from $17.9 billion following the management-led buyout with Crestview GP in August 2013 to $154.3 billion at March 31, 2021. We attribute this growth to our success in sourcing acquisitions and evolving them into organic growers, generating strong investment returns, and developing institutional, retail, and direct to investor channels with deep penetration.

THB Asset Management Acquisition – Effective March 1, 2021, the Company completed the acquisition of certain assets of THB Asset Management (“THB”). The acquisition expands and diversifies our investment platform, adding capacity constrained assets classes that we like and know well. The team manages strategies in U.S. micro-cap, small-cap and mid-cap assets classes as well as international small cap and global small cap portfolios; all of which are asset classes in which active management is an important part of a well-diversified portfolio. At March 1, 2021, the THB AUM that was acquired totaled $547 million.

In addition to servicing clients in the U.S., THB has a footprint in Australia and Europe which provides us with expanded distribution opportunities in regions in which we have a limited presence today. This will benefit all of our Franchises as we look to leverage THB’s distribution footprint to sell more of our investment strategies outside the U.S.

Aligning with the Company’s responsible investing initiatives, all of THB’s strategies have environmental, social and governance (“ESG”) considerations fully integrated into their investment processes. THB was an early adopter of responsible investment practices and have been managing responsible investment portfolios for decades.

Nominal consideration was paid for the assets of THB. The THB investment team will share in the revenue generated on their products and benefit from our centralized operational, marketing and distribution platforms. THB has significant room for AUM growth across its product set, which we think will significantly accelerate with our distribution support.

USAA AMCO Acquisition – Effective July 1, 2019, the Company completed the acquisition (the “USAA AMCO Acquisition”) of USAA Asset Management Company (“USAA Adviser”) and Victory Capital Transfer Agency, Inc. (“VCTA”), formally known as the USAA Transfer Agency Company. The transformative acquisition increased AUM by $81.1 billion and significantly impacted our financial results. The acquisition expanded and diversified our investment platform, particularly in the fixed income and solutions asset classes, and increased our size and scale. The acquisition increased AUM and revenue and introduced additional personnel expenses and new and additional operating expenses. In conjunction with the USAA AMCO Acquisition, the Company entered into the 2019 Credit Agreement, dated July 1, 2019, and obtained a seven-year term loan in an aggregate principal amount of $1.1 billion. All indebtedness outstanding under the previous credit agreement was repaid and terminated as of July 1, 2019.

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

The estimated fair value of contingent consideration payable to sellers was estimated at $95.0 million at March 31, 2021 as compared to $92.5 million at December 31, 2020 and is included in consideration payable for acquisition of business in the unaudited Condensed Consolidated Balance Sheets. The increase in the liability of $2.5 million in the first quarter of 2021 was recorded in change in value of consideration payable for acquisition of business in the unaudited Condensed Consolidated Statements of Operations.

COVID-19 Pandemic – The global spread of COVID-19 has created significant volatility, uncertainty and economic disruption. While COVID-19 did not have a material adverse effect on our business, operations and financial results, the extent to which the pandemic impacts our business, operations and financial results going forward will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on economic activity and actions taken in response; and the effect on our ability to sell and provide our services.

COVID-19 continues to impact the manner in which we operate.  As of the date of this filing, the majority of our employees are working from home and our employees have significantly reduced business travel.  Additionally, many third-party vendors on whom we rely for certain critical functions are also operating in remote environments.  Given the continued uncertainty surrounding COVID-19, it is difficult to predict how long such remote working conditions and travel restrictions will last, however; we believe we are operating well under these circumstances, benefitting from the flexible and highly mobile operating environment we have built.

Business Highlights

Assets under management:

•

AUM at March 31, 2021 increased $7.1 billion, or 4.8%, to $154.3 billion from $147.2 billion at December 31, 2020, driven by positive market action of $7.7 billion and acquired assets of $547 million partially offset by net outflows of $1.2 billion. Net flows for the quarter ended March 31, 2021 were comprised of $1.0 billion of long-term outflows and $0.2 billion of short-term outflows.

•

AUM at March 31, 2021 and 2020 was $154.3 billion and $123.8 billion, respectively. We generated $6.8 billion in gross sales including $0.1 billion in short-term gross sales and $1.2 billion in net outflows for the three months ended March 31, 2021 compared to $14.9 billion in gross flows inclusive of $7.7 billion in short-term gross sales and $2.9 billion in net outflows for the same period in 2020. We experienced $7.7 billion in market appreciation for the three months ended March 31, 2021 compared to $25.2 billion in negative market action for the same period in 2020.

Investment performance:

•

45 of our Victory Capital mutual funds and ETFs had overall Morningstar ratings of four or five stars and 62% of our fund and ETF AUM were rated four or five stars overall by Morningstar. 64% of our strategies by AUM had investment returns in excess of their respective benchmarks over a one-year period, 69% over a three-year period, 72% over a five-year period and 75% over a ten-year period. On an equal-weighted basis, 58% of our strategies have outperformed their benchmarks over a one-year period, 53% over a three-year period, 61% over a five-year period and 66% over a ten-year period.

Financial highlights:

•	Total revenue for the three months ended March 31, 2021 was $212.9 million compared to $204.4 million for the same period in 2020.
•	Net income was $65.2 million for the three months ended March 31, 2021 compared to $57.2 million for the same period in 2020.
•

Adjusted EBITDA was $106.8 million for the three months ended March 31, 2021, or 50.2% of revenue, compared to $91.5 million, or 44.8% of revenue, for the same period in 2020. Refer to “Supplemental Non-GAAP Financial Information” for further information about the Adjusted EBITDA calculation and reconciliation of generally accepted accounting principles (“GAAP”) net income to Adjusted EBITDA.

•

Adjusted Net Income with tax benefit was $83.6 million for the three months ended March 31, 2021 compared to $68.5 million for the three months ended March 31, 2020. Refer to “Supplemental Non-GAAP Financial Information” for further information about the Adjusted Net Income calculation and reconciliation of GAAP net income to Adjusted Net Income.

Key Performance Indicators

The following table is a summary of key performance indicators utilized by management to assess results of operations:

	Three Months Ended March 31,
($ in millions, except for basis points and percentages)	2021	2020
AUM at period end	$154,331	$123,779
Average AUM	151,090	144,112
Gross flows	6,833	14,925
Net short term flows	(191)	201
Net long term flows	(983)	(3,101)
Net flows	(1,174)	(2,900)
Total revenue	212.9	204.4
Revenue on average AUM	57 bps	57 bps
Net income	65.2	57.2
Adjusted EBITDA(1)	106.8	91.5
Adjusted EBITDA Margin(2)	50.2%	44.8%
Adjusted Net Income(1)	76.7	61.7
Tax benefit of goodwill and acquired intangibles(3)	6.9	6.7

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

The following table presents our AUM by asset class as of the dates indicated:

	As of
	March 31,
(in millions)	2021	2020
Fixed Income	$36,776	$35,402
Solutions	35,356	25,526
U.S. Mid Cap Equity	29,156	18,622
U.S. Small Cap Equity	20,230	11,885
U.S. Large Cap Equity	14,448	10,703
Global / Non-U.S. Equity	14,652	9,372
Other	341	140
Total Long-Term Assets	$150,958	$111,650
Money Market & Short-Term Assets	3,373	12,129
Total	$154,331	$123,779

The following tables summarize our asset flows by asset class for the periods indicated:

	U.S. Mid	U.S. Small		U.S. Large	Global /				Money
	Cap	Cap	Fixed	Cap	Non-U.S.			Total	Market /
(in millions)	Equity	Equity	Income	Equity	Equity	Solutions	Other	Long-term	Short-term	Total
For the Three Months Ended March 31, 2021
Beginning AUM	$26,230	$18,368	$36,599	$14,230	$13,982	$34,041	$257	$143,706	$3,534	$147,241
Gross client cash inflows	1,741	1,072	2,024	98	593	1,143	55	6,726	108	6,833
Gross client cash outflows	(1,854)	(1,696)	(1,701)	(432)	(648)	(1,350)	(28)	(7,709)	(299)	(8,007)
Net client cash flows	(112)	(624)	323	(334)	(55)	(207)	27	(983)	(191)	(1,174)
Market appreciation / (depreciation)	3,032	2,024	(219)	604	700	1,521	57	7,720	(2)	7,718
Net transfers	6	461	73	(52)	25	1	—	515	32	547
Ending AUM	$29,156	$20,230	$36,776	$14,448	$14,652	$35,356	$341	$150,958	$3,373	$154,331
For the Three Months Ended March 31, 2020
Beginning AUM	$26,347	$17,346	$37,973	$14,091	$12,603	$31,649	$236	$140,245	$11,587	$151,832
Gross client cash inflows	1,474	1,233	1,951	238	671	1,695	11	7,273	7,652	14,925
Gross client cash outflows	(2,265)	(1,310)	(2,890)	(807)	(684)	(2,394)	(24)	(10,374)	(7,451)	(17,825)
Net client cash flows	(791)	(77)	(939)	(569)	(13)	(699)	(12)	(3,101)	201	(2,900)
Market appreciation / (depreciation)	(6,907)	(5,325)	(1,361)	(2,828)	(3,245)	(5,436)	(86)	(25,187)	34	(25,153)
Net transfers	(28)	(59)	(272)	9	27	12	3	(307)	307	—
Ending AUM	$18,622	$11,885	$35,402	$10,703	$9,372	$25,526	$140	$111,650	$12,129	$123,779

The following table presents our AUM by distribution channel as of the dates indicated:

	As of March 31,
	2021		2020
(in millions)	Amount	% of total	Amount	% of total
Investor	$68,477	44%	$64,188	52%
Institutional	44,469	29%	30,235	24%
Retail	41,385	27%	29,356	24%
Total AUM(1)	$154,331	100%	$123,779	100%

(1)The allocation of AUM by distribution channel involves the use of estimates and the exercise of judgment.

The following tables summarize our asset flows by vehicle for the periods indicated:

			Separate
			Accounts and
			Other Pooled
(in millions)	Mutual Funds(1)	ETFs(2)	Vehicles(3)	Total
Three Months Ended March 31, 2021
Beginning AUM	$112,998	$3,976	$30,267	$147,241
Gross client cash inflows	5,465	240	1,128	6,833
Gross client cash outflows	(6,293)	(117)	(1,598)	(8,007)
Net client cash flows	(828)	123	(469)	(1,174)
Market appreciation (depreciation)	5,575	343	1,801	7,718
Net transfers	85	—	462	547
Ending AUM	$117,830	$4,441	$32,061	$154,331
Three Months Ended March 31, 2020
Beginning AUM	$118,605	$4,213	$29,014	$151,832
Gross client cash inflows	13,745	255	925	14,925
Gross client cash outflows	(15,631)	(461)	(1,733)	(17,825)
Net client cash flows	(1,886)	(205)	(809)	(2,900)
Market appreciation (depreciation)	(18,413)	(830)	(5,910)	(25,153)
Net transfers	—	—	—	—
Ending AUM	$98,305	$3,177	$22,296	$123,779

(1)Includes institutional and retail share classes, money market and Variable Insurance Products or VIP funds.

(2)Excludes assets managed for other proprietary product (i.e. funds of funds) in order to adjust for double counting.

(3)Includes collective trust funds, wrap program accounts, UMAs, UCITS, private funds and non-U.S. domiciled pooled vehicles.

March 31, 2021 AUM compared to December 31, 2020 AUM.  At March 31, 2021, our total AUM was $154.3 billion, an increase of $7.1 billion, or 4.8%, from $147.2 billion at December 31, 2020, primarily due to positive market action of $7.7 billion and acquired assets of $547 million partially offset by net outflows of $1.2 billion.

Net inflows into our fixed income strategies of $0.3 billion were offset by net outflows in our U.S. small cap equity and U.S. large cap equity strategies of $0.6 billion and $0.3 billion, respectively, as well as net outflows in our Solutions platform and money markets of $0.2 billion each.

GAAP Results of Operations

The following table presents our GAAP results of operations for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
(in thousands, except per share data)	2021	2020
Revenue
Investment management fees	$160,284	$146,881
Fund administration and distribution fees	52,665	57,540
Total revenue	212,949	204,421

Expenses
Personnel compensation and benefits	59,006	47,571
Distribution and other asset-based expenses	42,103	54,860
General and administrative	13,310	11,888
Depreciation and amortization	4,385	4,050
Change in value of consideration payable for acquisition of business	2,500	(5,500)
Acquisition-related costs	(164)	(69)
Restructuring and integration costs	2,053	998
Total operating expenses	123,193	113,798

Income from operations	89,756	90,623

Other income (expense)
Interest income and other income (expense)	2,734	(4,172)
Interest expense and other financing costs	(6,845)	(11,408)
Loss on debt extinguishment	(2,781)	(1,054)
Total other income (expense), net	(6,892)	(16,634)

Income before income taxes	82,864	73,989

Income tax expense	(17,662)	(16,823)

Net income	$65,202	$57,166

Earnings per share of common stock
Basic	$0.96	$0.84
Diluted	$0.88	$0.77

Weighted average number of shares outstanding
Basic	67,761	67,790
Diluted	74,108	74,350

Dividends declared per share of common stock	$0.09	$0.05

Investment Management Fees

Three months ended March 31, 2021 compared to March 31, 2020. Investment management fees increased by $13.4 million, or 9.1%, to $160.3 million for the three months ended March 31, 2021 from $146.9 million for the same period in 2020 due to an increase in average AUM year over year. Average AUM was $151.1 billion for the three months ended March 31, 2021 compared to $144.1 billion for the same period in 2020, largely attributable to positive market action.

Fund Administration and Distribution Fees

Three months ended March 31, 2021 compared to March 31, 2020.  Fund administration and distribution fees decreased by $4.9 million, or 8.5%, to $52.7 million for the three months ended March 31, 2021 from $57.5 million for the same period in 2020 due to the combination of a decrease in transfer agent fees and a shift in the mix of assets to lower 12b-1 paying share classes.

Personnel Compensation and Benefits

The following table presents the components of GAAP personnel compensation and benefits expense for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(in thousands)	2021	2020
Salaries, payroll related taxes and employee benefits	$25,201	$16,562
Incentive compensation	23,168	20,504
Sales-based compensation(1)	5,090	3,919
Equity awards granted to employees and directors(2)	5,547	5,993
Acquisition and transaction-related compensation	—	593
Total personnel compensation and benefits expense	$59,006	$47,571

(1)	Represents sales-based commissions paid to our distribution teams. Sales-based compensation varies based on gross client cash flows and revenue earned on sales.
(2)

Equity awards typically vest over several years based on service and the achievement of specific business and financial targets. The value of the equity awards is recognized as compensation expense over the vesting period.

Three months ended March 31, 2021 compared to March 31, 2020.  Personnel compensation and benefits were $59.0 million for the three months ended March 31, 2021, an increase of $11.4 million, or 24.0%, from $47.6 million for the same period in 2020 primarily attributable to the combination of an increase in the change in deferred compensation plan liability as well as an increase in headcount due to the launch of the new direct to investor digital platform. Incentive compensation and equity awards granted to employees and directors were $23.2 million and $5.5 million, respectively, for the three months ended March 31, 2021, compared to $20.5 million and $6.0 million, respectively, for the same period in 2020. Salaries, payroll related taxes and employee benefits were $25.2 million and $16.6 million, respectively, for the three months ended March 31, 2021 and 2020.

Distribution and Other Asset‑Based Expenses

The following table presents the components of distribution and other asset-based expenses for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(in thousands)	2021	2020
Broker-dealer distribution fees	$6,201	$6,108
Platform distribution fees	25,832	38,992
Sub-administration	4,091	4,082
Sub-advisory	3,330	3,237
Middle-office	2,649	2,441
Total distribution and other asset-based expenses	$42,103	$54,860

Three months ended March 31, 2021 compared to March 31, 2020.  Distribution and other asset-based expenses are based on amount and composition of AUM. For the three months ended March 31, 2021, distribution and other asset-based expenses were $42.1 million, a decrease of $12.8 million, or 23.3%, from $54.9 million for the same period in 2020, primarily due to a change in asset mix of our underlying retail distribution platforms.

General and Administrative

Three months ended March 31, 2021 compared to March 31, 2020. General and administrative expenses were $13.3 million for the three months ended March 31, 2021 compared to $11.9 million for the same period in 2020. The increase of $1.4 million, or 12.0%, was primarily due to increases in technology and professional fees partially offset by a reduction in transition service agreement costs related to the USAA AMCO Acquisition, which ended in the fourth quarter 2020.

Depreciation and Amortization

Three months ended March 31, 2021 compared to March 31, 2020. Depreciation and amortization increased by $0.3 million, or 8.3%, to $4.4 million for the three months ended March 31, 2021 from $4.1 million for the same period in 2020, due to the addition of depreciation expense related to the launch of the Company’s new direct to investor digital platform, which went live in November 2020.

Change in Value of Consideration Payable for Acquisition of Business

Three months ended March 31, 2021 compared to March 31, 2020.  The fair value of the contingent consideration associated with the USAA AMCO acquisition increased by $2.5 million, resulting in a change in the estimated fair value of consideration payable of $2.5 million for the three months ended March 31, 2021. Refer to Note 4, Acquisitions, for further details on the fair value of contingent consideration payable.

Acquisition‑Related Costs

Three months ended March 31, 2021 compared to March 31, 2020.  Acquisition-related costs were relatively flat at ($0.2) million and ($0.1) million for the three months ended March 31, 2021 and 2020, respectively.

Restructuring and Integration Costs

Three months ended March 31, 2021 compared to March 31, 2020.  Restructuring and integration costs for the three months ended March 31, 2021 and 2020 were $2.1 million and $1.0 million, respectively. The increase is primarily due personnel restructuring within the direct to investor business.

Interest Income and Other Income/(Expense)

Three months ended March 31, 2021 compared to March 31, 2020.  Interest income and other income/(expense) was income of $2.7 million for the three months ended March 31, 2021 compared to expense of $4.2 million for the same period in 2020. The income for the three months ended March 31, 2021 was due to a $2.6 million increase in the net unrealized fair value of deferred compensation plan investments compared to a $4.8 million reduction in the net unrealized fair value of deferred compensation plan investments for the same period in 2020.

Interest Expense and Other Financing Costs

Three months ended March 31, 2021 compared to March 31, 2020.  Interest expense and other financing costs decreased $4.6 million to $6.8 million for the three months ended March 31, 2021, compared to $11.4 million for the same period in 2020 due a decrease in interest payments as a result of a lower debt principal balance and interest rate over the comparable period.

Loss on Debt Extinguishment

Three months ended March 31, 2021 compared to March 31, 2020. Loss on debt extinguishment was $2.8 million and $1.1 million, respectively, for the three months ended March 31, 2021 and 2020. The Company wrote-off a pro-rata portion of the unamortized debt issuance costs and unamortized debt discount due to accelerating the paydown of debt principal under the 2019 Credit Agreement and 2021 term loan repricing. The Company paid down $50.0 million of debt during the first quarter of 2021 compared to $38.0 million for the same period in 2020. Refer to Note 9, Debt, for further details on the 2019 Credit Agreement.

Income Tax Expense

Three months ended March 31, 2021 compared to March 31, 2020.  The effective tax rate for the three months ended March 31, 2021 and 2020 was 21.3% and 22.7%, respectively. The decrease in the effective tax rate was primarily due to higher excess tax benefits on share-based compensation.

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

The following table sets forth a reconciliation from GAAP financial measures to non-GAAP measures for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2021	2020
Reconciliation of non-GAAP financial measures:
Net income (GAAP)	$65,202	$57,166
Income tax expense	(17,662)	(16,823)
Income before income taxes	$82,864	$73,989
Interest expense(1)	7,310	10,528
Depreciation(2)	1,246	884
Other business taxes(3)	374	(3,296)
Amortization of acquisition-related intangible assets(4)	3,138	3,166
Stock-based compensation(5)	4,636	5,372
Acquisition, restructuring and exit costs(6)	4,389	(1,542)
Debt issuance costs(7)	2,793	2,389
Earnings/losses from equity method investments(8)	92	—
Adjusted EBITDA	$106,842	$91,490

	Three Months Ended March 31,
(in thousands)	2021	2020
Reconciliation of non-GAAP financial measures:
Net income (GAAP)	$65,202	$57,166
Adjustments to reflect the operating performance of the Company:
i. Other business taxes(3)	374	(3,296)
ii. Amortization of acquisition-related intangible assets(4)	3,138	3,166
iii. Stock-based compensation(5)	4,636	5,372
iv. Acquisition, restructuring and exit costs(6)	4,389	(1,542)
v. Debt issuance costs(7)	2,793	2,389
Tax effect of above adjustments(9)	(3,832)	(1,522)
Adjusted Net Income	$76,700	$61,733
Tax benefit of goodwill and acquired intangibles(10)	$6,918	$6,728

Adjustments made to GAAP Net Income to calculate Adjusted EBITDA and Adjusted Net Income, as applicable, are:

(1)Adding back interest paid on debt and other financing costs, net of interest income.

(2)Adding back depreciation on property and equipment.

(3)Adding back other business taxes.

(4)Adding back amortization expense on acquisition‑related intangible assets.

(5)Adding back stock‑based compensation associated with equity awards issued from pools created in connection with the management‑led buyout and various acquisitions and as a result of equity grants related to the IPO.

(6)Adding back direct incremental costs of acquisitions, including restructuring costs.

	Three Months Ended March 31,
(in thousands)	2021	2020
Acquisition-related costs	$(164)	$(69)
Restructuring and integration costs	2,053	998
Change in value of consideration payable for acquisition of business	2,500	(5,500)
General and administrative	—	2,436
Personnel compensation and benefits	—	593
Total acquisition, restructuring and exit costs	$4,389	$(1,542)

(7)	Adding back debt issuance costs.
(8)	We adjust for earnings/losses on equity method investments.
(9)	Subtracting an estimate of income tax expense applied to the sum of the adjustments above.
(10)

Represents the tax benefits associated with deductions allowed for intangible assets and goodwill generated from prior acquisitions in which we received a step-up in basis for tax purposes. Acquired intangible assets and goodwill may be amortized for tax purposes, generally over a 15-

year period. The tax benefit from amortization on these assets is included to show the full economic benefit of deductions for all acquired intangible assets with a step-up in tax basis. Due to our acquisitive nature, tax deductions allowed on acquired intangible assets and goodwill provide us with a significant supplemental economic benefit.

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

We cannot predict the duration or scope of the COVID-19 pandemic, its impact on our business, and the potential negative financial impact to our results, but the Company has actively positioned itself so that our cash flows from operations and financing sources will be sufficient to meet our needs. During the period of uncertainty related to the COVID-19 pandemic, we continue to monitor our liquidity.

The following table shows our liquidity position as of March 31, 2021 and December 31, 2020.

	March 31,	December 31,
(in thousands)	2021	2020
Cash and cash equivalents	$30,386	$22,744
Accounts and other receivables	91,924	88,182
Undrawn commitment on credit facility(1)	100,000	100,000
Accounts and other payables	(91,320)	(89,422)

(1)	The balance at March 31, 2021 represents the Company’s $99.9 million revolving credit facility and a $0.1 million standby letter of credit used as collateral for THB’s real estate location.

We manage our cash balances in order to fund our day-to-day operations. Our accounts receivable consists primarily of investment management fees that have been earned but not yet received from clients, income and other taxes receivable, and amounts receivable from the funds. We perform a review of our receivables on a monthly basis to assess collectability. We continue to actively monitor the impact of the COVID-19 pandemic on the collectability of certain receivables. We maintained a $100.0 million revolving credit facility at March 31, 2021 and December 31, 2020 (under the 2019 Credit Agreement) which had approximately $100.0 million undrawn as of March 31, 2021 and December 31, 2020.

2019 Credit Agreement and 2020 and 2021 Debt Repricing

In conjunction with the USAA AMCO Acquisition, the Company entered into the 2019 Credit Agreement, dated July 1, 2019, and obtained a seven-year term loan in an aggregate principal amount of $1.1 billion. All indebtedness outstanding under the previous credit agreement was repaid and terminated as of July 1, 2019. During the first quarter, the Company reduced outstanding debt by an additional $50.0 million. Subsequent to March 31, 2021, the Company reduced outstanding debt by $27.0 million, for a total debt reduction of $388.8 million since July 1, 2019. As of March 31, 2021, we were in compliance with our financial performance covenant. Refer to Note 4, Acquisitions, to the unaudited condensed consolidated financial statements for further details on the USAA AMCO Acquisition, as well as Note 9, Debt, for further information on the 2019 Credit Agreement.

On January 17, 2020, the Company entered into the First Amendment (the “First Amendment”) to the 2019 Credit Agreement with the other loan parties thereto, Barclays Bank PLC, as administrative agent, and the Royal Bank of Canada as fronting bank. The Company refinanced the 2019 term loans for a reduced applicable margin on LIBOR of 75 basis points. After the January 2020 repricing, the applicable margin on LIBOR was 2.50%, compared to 3.25% under the 2019 term loans.

On February 18, 2021, the Company entered into the Second Amendment (the “Second Amendment”) to the 2019 Credit Agreement, as amended, with the other loan parties thereto, Barclays Bank PLC, as administrative agent, and the Royal Bank of Canada as fronting bank. Pursuant to the Second Amendment, the Company refinanced the existing term loans (the “Existing Term Loans”) with replacement term loans in an aggregate principal amount of $755.7 (the “Repriced Term Loans”). The Repriced Term Loans provide for substantially the same terms as the Existing Term Loans, including the same maturity date of July 1, 2026, except that the Repriced Term Loans provide for a reduced applicable margin on LIBOR of 25 basis points. The applicable margin on LIBOR under the Repriced Term Loans is 2.25%, compared to 2.50% under the First Amendment. Refer to Note 9, Debt, for further information on the repricing.

2020 Swap Transaction

On March 27, 2020, the Company executed a floating-to-fixed interest rate swap transaction (“Swap”) to effectively fix the interest rate at 3.465% on $450 million of its outstanding Term Loan through the Term Loan maturity date of July 2026. At March 31, 2021, the $450 million notional value Swap had a fair value of $4.2 million, which was included in other assets on the unaudited Condensed Consolidated Balance Sheets. For the three months ended March 31, 2021, the Company recognized income, net of tax, of $10.8 million in accumulated other comprehensive income (loss). For the three months ended March 31, 2021, the Company reclassified a loss of $0.8 million from accumulated other comprehensive income (loss) to interest expense and other financing costs on the unaudited Condensed Consolidated Statements of Operations. Refer to Note 14, Derivatives, for further information on the Swap.

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

Cash Flows

The following table is derived from our unaudited Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Net cash provided by operating activities	$79,634	$51,922
Net cash used in investing activities	(1,140)	(2,234)
Net cash used in financing activities	(70,834)	(49,573)

Operating Activities – Cash provided by operating activities during the three months ended March 31, 2021 was $79.6 million, compared to $51.9 million of cash provided by operating activities for the same period in 2020. The $27.7 million increase in cash provided by operating activities was primarily due to an $8.0 million increase in net income, $8.1 million increase in non-cash items, a $11.6 million net increase in working capital items.

Cash provided by operating activities during the three months ended March 31, 2020 was $51.9 million and consisted of $57.2 million of net income and $15.7 million of non-cash items, partially offset by $20.9 million in working capital items.

Investing Activities – Cash used in investing activities during the three months ended March 31, 2021 was $1.1 million and consisted of net trading activity of $0.7 million and $0.4 million of property and equipment purchases. The nature of our trading activities is further described in Note 2, Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Cash used in investing activities during the three months ended March 31, 2020 was $2.2 million and consisted of net trading activity of $1.5 million and $0.7 million of property and equipment purchases.

Financing Activities – Cash used in financing activities during the three months ended March 31, 2021 was $70.8 million and was mostly attributable to repayment of long-term debt under the 2019 Credit Agreement, repurchases of common stock, payment of taxes related to net share settlements, and payment of dividends of $50.0 million, $7.7 million, $7.7 million and $6.4 million, respectively.

Cash used in financing activities during the three months ended March 31, 2020 was $49.6 million and was mostly attributable to repayment of long-term debt under the 2019 Credit Agreement, repurchases of common stock, and payment of dividends of $38.0 million, $6.0 million and $3.5 million, respectively.

Contractual Obligations

On February 18, 2021, the Company entered into the Second Amendment to the 2019 Credit Agreement with the other loan parties thereto, Barclays Bank PLC, as administrative agent, and the Royal Bank of Canada as fronting bank. Pursuant to the Second Amendment, the Company repriced its Term Loan, lowering the interest rate spread by 25 basis points, from 2.50% over LIBOR, to 2.25% over LIBOR.

For the three months ended March 31, 2021, the Company recorded a $2.5 million increase in the USAA AMCO Acquisition contingent payment liability, which is included in consideration payable for acquisition of business in the unaudited Condensed Consolidated Balance Sheets. A maximum of $150.0 million ($37.5 million per year) in contingent payments is payable to sellers based on the annual revenue of USAA Adviser attributable to all “non-managed money”-related AUM in each of the first four years following the closing. During the fourth quarter of 2020, the Company paid $37.5 million in cash to sellers for the first annual earn out period. A maximum of $112.5 million in contingent consideration ($37.5 million per year for the remaining 3 years of the earn out period) was payable to sellers at March 31, 2021.

There were no other significant changes to our contractual obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

As of March 31, 2021 and December 31, 2020, the amount of cash bonuses and distributions related to dividends previously declared on unvested and outstanding restricted share awards and stock options totaled $1.0 million and $1.2 million, respectively, which was not recorded as a liability as of the balance sheet date. A liability will be recorded for these cash bonuses and dividends when the restricted shares and options vest.

On September 20, 2020, the Company acquired, through a wholly owned subsidiary, a 15% interest in Alderwood and made a capital contribution of $1.5 million in cash. Alderwood’s operating entity, Alderwood Capital, is a London-based investment advisory firm focused on taking minority stakes in specialist boutique asset management businesses. The Company has commitments to contribute additional capital of $4.5 million to Alderwood and $50 million to a private fund to be launched by Alderwood, upon the satisfaction of certain conditions. Until these conditions are satisfied, the Company does not have an obligation to contribute the additional capital and has not met the recognition criteria for a liability. On March 8, 2021, the Company announced that one of the conditions had been met. Alderwood Capital had received authorization from the Financial Conduct Authority of the United Kingdom and Alderwood’s private fund had been formally launched to investors. Refer to Note 15, Equity Method Investment, for further discussion regarding the investment.

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

The value of our AUM was approximately $154 billion at March 31, 2021. A 10% increase or decrease in the value of our AUM, if proportionately distributed over all of our strategies, products and client relationships, would cause an annualized increase or decrease in our revenues of approximately $87.8 million at our weighted-average fee rate of 57 basis points for the quarter ended March 31, 2021. Because of declining fee rates from larger relationships and differences in our fee rates across investment strategies, a change in the composition of our AUM, in particular, an increase in the proportion of our total AUM attributable to strategies, clients or relationships with lower effective fee rates, could have a material negative impact on our overall weighted-average fee rate. The same 10% increase or decrease in the value of our total AUM, if attributed entirely to a proportionate increase or decrease in the AUM of the Victory Funds and USAA Funds, to which we provide a range of services in addition to those provided to institutional separate accounts, would cause an annualized increase or decrease in our revenues of approximately $95.5 million at the Victory Funds’ and USAA Funds’ aggregate weighted-average fee rate of 62 basis points for the quarter ended March 31, 2021. If the same 10% increase or decrease in the value of our total AUM was attributable entirely to a proportionate increase or decrease in the assets of our institutional separate accounts, it would cause an annualized increase or decrease in our revenues of approximately $58.5 million at the weighted-average fee rate across all of our institutional separate accounts of 38 basis points for the quarter ended March 31, 2021.

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

We have not adopted a corporate-level risk management policy to manage this exchange rate risk. Assuming 9% of our AUM are invested in securities denominated in currencies other than the U.S. dollar and excluding the impact of any hedging arrangement, a 10% increase or decrease in the value of the U.S. dollar would decrease or increase the fair value of our AUM by approximately $1,389 million, which would cause an annualized increase or decrease in revenues of approximately $7.9 million at our weighted-average fee rate for the business of 57 basis points for the quarter ended March 31, 2021.

We operate in several foreign countries and incur operating expenses associated with these operations. In addition, we have revenue and revenue-sharing arrangements that are denominated in non-U.S. currencies. We do not believe foreign currency fluctuations materially affect our results of operations.

Interest Rate Risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. On March 27, 2020, the Company executed the Swap, a floating-to-fixed interest rate swap transaction, to effectively fix the interest rate at 3.465% on $450 million of its outstanding Term Loan through the Term Loan maturity date of July 2026. Refer to Note 14, Derivatives, for further information on the Swap. At March 31, 2021, we were exposed to interest rate risk as a result of the unhedged amounts outstanding under the 2019 Credit Agreement. Refer to Note 9, Debt, for a description of the amounts outstanding as of such date and the applicable interest rate.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) at March 31, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. The Company is not currently a party to any material legal proceedings.

Item 1A.  Risk Factors

For a discussion of our potential risks and uncertainties, see the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC and the information contained in this report. The declaration, payment and determination of the amount of our quarterly dividends may change at any time. In making decisions regarding our quarterly dividends, we consider general economic and business conditions, our strategic plans and prospects, our businesses and investment opportunities, our financial condition and operating results, working capital requirements and anticipated cash needs, contractual restrictions (including under the terms of our 2019 Credit Agreement as amended) and legal, tax, regulatory and such other factors as we may deem relevant. There have been no material changes to the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer purchases of equity securities.

In November 2020, the Company’s Board of Directors authorized a share repurchase program whereby the Company may repurchase up to an additional $15.0 million of the Company’s Class A common stock in the open market or in privately negotiated transactions. The amount and timing of purchases under the share repurchase program authorized in November 2020 will depend on a number of factors, including the price and availability of the Company’s shares, trading volume, capital availability, Company performance and general economic and market conditions. The program can be suspended or discontinued at any time and expires when $15 million shares of Class A common stock have been repurchased or on December 31, 2022.

During the three months ended March 31, 2021, the Company repurchased 286,550 shares of Class A common stock at a total cost of $7.1 million for an average price of $24.85 per share and $5.0 million was available for future repurchases under the current share repurchase program. As of March 31, 2021, a cumulative total of 3,469,532 shares of Class A common stock had been repurchased under programs authorized by the Company’s Board of Directors at a total cost of $55.0 million for an average price of $15.84 per share. The Board’s authorization does not obligate the Company to acquire any particular amount of Class A common stock, and may be modified, suspended or terminated at any time. The following table sets out information regarding purchases of equity securities by the Company for the three months ended March 31, 2021.

			Total Number of Shares	Approximate Dollar Value
	Total Number of	Average Price	of Class A Common	That May Yet Be Purchased
	Shares of Class A	Paid Per Share	Stock Purchased as Part of	Under Outstanding
	Common Stock	of Class A	Publicly Announced	Plans or Programs
Period	Purchased	Common Stock	Plans or Programs	(in millions)
Jan 1-31, 2021	44,515	$23.44	44,515	$11.1
Feb 1-28, 2021	84,910	24.30	84,910	9.1
March 1-31, 2021	157,125	25.55	157,125	5.0
Total	286,550	$24.85	286,550

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description
10.1	Amendment No. 2 to the Stock Purchase Agreement with USAA Investment Corporation and USAA Capital Corporation dated April 15, 2021
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101

The following information formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021 and 2020, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020, (v) Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2021 and 2020; (vi) Notes to Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2021 and 2020.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of May, 2021.

VICTORY CAPITAL HOLDINGS, INC.

By:	/s/ MICHAEL D. POLICARPO
	Name:	Michael D. Policarpo
	Title:	President, Chief Financial Officer and Chief Administrative Officer