Form 10-Q
period 2021-06-30
Victory Capital Holdings, Inc.
filed 2021-08-06
CIK 1570827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share and Class B common stock, par value $0.01 per share, as of July 31, 2021 were 16,028,798 and 52,014,095 respectively.

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

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except shares data)

	June 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$31,622	$22,744
Receivables	98,684	88,182
Prepaid expenses	6,230	6,082
Investments, at fair value	29,566	23,493
Property and equipment, net	24,290	18,747
Goodwill	404,750	404,750
Other intangible assets, net	1,156,919	1,162,641
Other assets	4,014	4,090
Total assets	$1,756,075	$1,730,729

Liabilities and stockholders' equity
Accounts payable and accrued expenses	$51,153	$42,144
Accrued compensation and benefits	38,885	47,278
Consideration payable for acquisition of business	100,700	92,500
Deferred tax liability, net	51,022	37,684
Other liabilities	30,620	34,573
Long-term debt, net	667,539	769,009
Total liabilities	939,919	1,023,188

Stockholders' equity
Class A common stock, $0.01 par value per share: 2021 - 400,000,000 shares authorized, 19,816,767 shares issued and 16,059,105 shares outstanding; 2020 - 400,000,000 shares authorized, 19,388,671 shares issued and 16,205,689 shares outstanding	198	194
Class B common stock, $0.01 par value per share: 2021 - 200,000,000 shares authorized, 55,782,820 shares issued and 51,761,697 shares outstanding; 2020 - 200,000,000 shares authorized, 54,766,934 shares issued and 51,336,177 shares outstanding	558	548
Additional paid-in capital	659,920	647,602
Class A treasury stock, at cost: 2021 - 3,757,662 shares; 2020 - 3,182,982 shares	(63,290)	(47,844)
Class B treasury stock, at cost: 2021 - 4,021,123 shares; 2020 - 3,430,757 shares	(62,925)	(47,080)
Accumulated other comprehensive income (loss)	351	(7,460)
Retained earnings	281,344	161,581
Total stockholders' equity	816,156	707,541
Total liabilities and stockholders' equity	$1,756,075	$1,730,729

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Investment management fees	$168,033	$130,032	$328,317	$276,913
Fund administration and distribution fees	53,871	51,854	106,536	109,394
Total revenue	221,904	181,886	434,853	386,307

Expenses
Personnel compensation and benefits	57,462	49,105	116,468	96,676
Distribution and other asset-based expenses	44,223	41,630	86,326	96,490
General and administrative	13,713	13,289	27,023	25,177
Depreciation and amortization	4,694	4,166	9,079	8,216
Change in value of consideration payable for acquisition of business	5,700	5,300	8,200	(200)
Acquisition-related costs	422	(23)	258	(92)
Restructuring and integration costs	422	2,605	2,475	3,603
Total operating expenses	126,636	116,072	249,829	229,870

Income from operations	95,268	65,814	185,024	156,437

Other (expense) income
Interest income and other (expense) income	1,932	2,966	4,666	(1,206)
Interest expense and other financing costs	(6,155)	(9,710)	(13,000)	(21,118)
Gain (loss) on debt extinguishment	(1,146)	137	(3,927)	(917)
Total other expense, net	(5,369)	(6,607)	(12,261)	(23,241)

Income before income taxes	89,899	59,207	172,763	133,196

Income tax expense	(20,629)	(14,487)	(38,291)	(31,310)

Net income	$69,270	$44,720	$134,472	$101,886

Earnings per share of common stock
Basic	$1.02	$0.66	$1.98	$1.50
Diluted	$0.93	$0.61	$1.81	$1.38

Weighted average number of shares outstanding
Basic	67,776	67,821	67,769	67,806
Diluted	74,166	73,204	74,155	73,818

Dividends declared per share of common stock	$0.12	$0.05	$0.21	$0.10

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$69,270	$44,720	$134,472	$101,886

Other comprehensive income (loss), net of tax
Net unrealized income (loss) on cash flow hedges	(2,971)	(3,529)	7,802	(8,349)
Net unrealized income (loss) on foreign currency translation	11	13	9	(54)
Total other comprehensive income (loss), net of tax	(2,960)	(3,516)	7,811	(8,403)

Comprehensive income	$66,310	$41,204	$142,283	$93,483

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In thousands)

						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-In	Comprehensive	Retained
	Class A	Class B	Class A	Class B	Capital	(Loss) Income	Earnings	Total
Balance, December 31, 2020	$194	$548	$(47,844)	$(47,080)	$647,602	$(7,460)	$161,581	$707,541
Issuance of common stock	—	—	—	—	44	—	—	44
Share conversion - Class B to A	2	(2)	—	—	—	—	—	—
Repurchase of shares	—	—	(7,122)	—	—	—	—	(7,122)
Shares withheld related to net settlement of equity awards	—	—	—	(10,916)	—	—	—	(10,916)
Vesting of restricted share grants	—	9	—	—	(9)	—	—	—
Exercise of options	—	1	—	—	789	—	—	790
Other comprehensive loss	—	—	—	—	—	10,771	—	10,771
Share-based compensation	—	—	—	—	5,547	—	—	5,547
Dividends paid	—	—	—	—	—	—	(6,481)	(6,481)
Net income	—	—	—	—	—	—	65,202	65,202
Balance, March 31, 2021	196	556	(54,966)	(57,996)	653,973	3,311	220,302	765,376
Issuance of common stock	—	—	—	—	53	—	—	53
Share conversion - Class B to A	2	(2)	—	—	—	—	—	—
Repurchase of shares	—	—	(8,324)	—	—	—	—	(8,324)
Shares withheld related to net settlement of equity awards	—	—	—	(4,929)	—	—	—	(4,929)
Vesting of restricted share grants	—	2	—	—	(2)	—	—	—
Exercise of options	—	2	—	—	1,551	—	—	1,553
Other comprehensive loss	—	—	—	—	—	(2,960)	—	(2,960)
Share-based compensation	—	—	—	—	4,345	—	—	4,345
Dividends paid	—	—	—	—	—	—	(8,228)	(8,228)
Net income	—	—	—	—	—	—	69,270	69,270
Balance, June 30, 2021	$198	$558	$(63,290)	$(62,925)	$659,920	$351	$281,344	$816,156

						Accumulated
					Additional	Other	Retained
	Common Stock		Treasury Stock		Paid-In	Comprehensive	(Deficit)
	Class A	Class B	Class A	Class B	Capital	(Loss) Income	Earnings	Total
Balance, December 31, 2019	$181	$539	$(21,524)	$(31,386)	$624,766	$—	$(34,705)	$537,871
Issuance of common stock	—	—	—	—	26	—	—	26
Share conversion - Class B to A	4	(4)	—	—	—	—	—	—
Repurchase of shares	—	—	(4,394)	—	—	—	—	(4,394)
Shares withheld related to net settlement of equity awards	—	—	—	(8,787)	—	—	—	(8,787)
Vesting of restricted share grants	—	7	—	—	(7)	—	—
Exercise of options	—	3	—	—	1,690	—	—	1,693
Other comprehensive loss	—	—	—	—	—	(4,887)	—	(4,887)
Share-based compensation	—	—	—	—	5,993	—	—	5,993
Dividends paid	—	—	—	—	—	—	(3,601)	(3,601)
Net income	—	—	—	—	—	—	57,166	57,166
Balance, March 31, 2020	185	545	(25,918)	(40,173)	632,468	(4,887)	18,860	581,080
Issuance of common stock	—	—	—	—	32	—	—	32
Share conversion - Class B to A	2	(2)	—	—	—	—	—	—
Repurchase of shares	—	—	(7,186)	—	—	—	—	(7,186)
Shares withheld related to net settlement of equity awards	—	—	—	(739)	—	—	—	(739)
Vesting of restricted share grants	—	2	—	—	(2)	—	—
Exercise of options	—	—	—	—	1	—	—	1
Other comprehensive loss	—	—	—	—	—	(3,516)	—	(3,516)
Share-based compensation	—	—	—	—	3,887	—	—	3,887
Dividends paid	—	—	—	—	—	—	(3,439)	(3,439)
Net income	—	—	—	—	—	—	44,720	44,720
Balance, June 30, 2020	$187	$545	$(33,104)	$(40,912)	$636,386	$(8,403)	$60,141	$614,840

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net income	$134,472	$101,886
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	10,623	11,907
Depreciation and amortization	9,079	8,216
Deferred financing costs and derivative and accretion expense	1,844	2,306
Stock-based and deferred compensation	16,476	9,446
Change in fair value of contingent consideration obligations	8,200	(200)
Unrealized (appreciation) depreciation on investments	(4,530)	2,269
Loss on equity method investment	157	—
Loss on debt extinguishment	3,927	917
Changes in operating assets and liabilities:
Receivables	(10,300)	19,244
Prepaid expenses	(148)	(1,400)
Other assets	—	14
Accounts payable and accrued expenses	5,707	(12,615)
Accrued compensation and benefits	(10,886)	(20,881)
Deferred compensation plan liability	(495)	(151)
Other liabilities	46	(47)
Net cash provided by operating activities	164,172	120,911

Cash flows from investing activities
Purchases of property and equipment	(5,567)	(5,280)
Purchases of investments	(5,563)	(3,915)
Sales of investments	4,020	2,264
Cost of asset acquisition	(207)	—
Net cash used in investing activities	(7,317)	(6,931)

Cash flows from financing activities
Issuance of Class A common stock, net of underwriter discount	97	58
Issuance of Class B common stock from exercise of stock options	2,343	1,694
Repurchase of common stock	(17,689)	(13,057)
Payments of taxes related to net share settlement of equity awards	(11,083)	(7,880)
Repayments and repurchases of long-term senior debt	(107,000)	(70,287)
Payment of dividends	(14,638)	(7,008)
Receipt of consideration for acquisition	—	649
Net cash used in financing activities	(147,970)	(95,831)

Effect of changes of foreign exchange rate on cash and cash equivalents	(7)	(86)

Net increase in cash and cash equivalents	8,878	18,063
Cash and cash equivalents, beginning of period	22,744	37,121
Cash and cash equivalents, end of period	$31,622	$55,184

Supplemental cash flow information
Cash paid for interest	$10,567	$23,296
Cash paid for income taxes	34,181	3,269

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

In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the financial condition, results of operations, and cash flows for the interim periods presented. Operating results for the three- and six-month periods ending June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the operations of the Company and its wholly-owned subsidiaries, after elimination of all intercompany balances and transactions.

The Company owns a 15% equity interest in Alderwood Partners LLP (“Alderwood”). Alderwood’s operating entity, Alderwood Capital, is a London-based investment advisory firm focused on taking minority stakes in specialist boutique asset management businesses. The Company analyzed its investment in Alderwood under the voting interest model and determined that it would not consolidate Alderwood as it does not have a controlling financial interest.

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

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. The global spread of COVID-19 has created significant volatility, uncertainty, and economic disruption. COVID-19 did not have a material adverse effect on our reported results for the three and six months ended June 30, 2021.

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

Recently Issued Accounting Standards

•

Reference Rate Reform: In March 2020, the Financial Accounting Standards Board (the “FASB”) issued ASU 2020-04, (“ASU 2020-04”), “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 contains optional practical expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. The amendments in this guidance are effective for all entities from March 12, 2020 through December 31, 2022, and the amendments for contract modifications may be applied as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020. Interest payable on the Company’s outstanding term loans under the 2019 Credit Agreement and amounts receivable or payable under the Company’s Swap are based on the three month LIBOR rate. The Company is currently assessing the practical expedients and exceptions available under ASU 2020-04 as it prepares for the future discontinuance of this LIBOR rate.

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

Management has assessed and evaluated the Company’s portfolio of active real estate leases and is currently surveying the business for other leases. As outlined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, the Company has approximately $16.7 million in undiscounted, future minimum cash commitments under net operating leases. The New Lease Standard is expected to result in a gross up on the Consolidated Balance Sheets and to have no material impact to the Consolidated Statements of Operations, liquidity or the Company’s debt covenant compliance under the current credit agreement.

NOTE 3. Revenue RECOGNITION

In accordance with revenue recognition standard requirements, the following table disaggregates our revenue by type and product:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Investment management fees
Mutual funds (Victory/USAA Funds)	$134,675	$104,858	$262,421	$224,372
ETFs (VictoryShares)	4,000	2,446	7,454	5,608
Separate accounts and other vehicles	31,102	23,057	60,643	47,602
Performance-based fees
Mutual funds (USAA Funds)	(1,553)	—	(2,992)	—
Separate accounts and other vehicles	(191)	(329)	791	(669)
Total investment management fees	168,033	130,032	328,317	276,913

Fund administration and distribution fees
Administration fees
Mutual funds (Victory/USAA Funds)	30,013	26,733	59,017	56,343
ETFs (VictoryShares)	460	300	901	685
Distribution fees
Mutual funds (Victory/USAA Funds)	7,346	5,907	14,284	12,703
Transfer agent fees
Mutual funds (USAA Funds)	16,052	18,914	32,334	39,663
Total fund administration and distribution fees	53,871	51,854	106,536	109,394

Total revenue	$221,904	$181,886	$434,853	$386,307

The following table presents balances of receivables:

(in thousands)	June 30, 2021	December 31, 2020
Customer receivables
Mutual funds (Victory/USAA Funds)	$64,242	$60,868
ETFs (VictoryShares)	1,626	1,419
Separate accounts and other vehicles	23,415	22,641
Receivables from contracts with customers	89,283	84,928
Non-customer receivables	9,401	3,254
Total receivables	$98,684	$88,182

Revenue

The Company’s revenue includes fees earned from providing;

•	investment management services,
•	fund administration services,
•	fund transfer agent services, and
•	fund distribution services.

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

Performance‑based investment management fees, which include fees under performance fee and fulcrum fee arrangements, are included in the transaction price for providing investment management services. Performance-based investment management fees are calculated as a percentage of investment performance on a client’s account versus a specified benchmark or hurdle based on the terms of the contract with the customer. Performance-based investment management fees are variable consideration and are recognized as revenue when and to the extent that it is probable that a significant reversal of the cumulative revenue for the contractual performance period will not occur. Performance-based investment management fees recognized as revenue in the current period may pertain to performance obligations satisfied in prior periods. Fulcrum fee arrangements include a performance fee adjustment, increasing or decreasing the total investment management fee depending on whether the assets being managed experienced better or worse investment performance than the index specified in the customer’s contract. The performance fee adjustment arrangement with certain equity and fixed income USAA Funds took effect on July 1, 2020 and is calculated monthly based on the investment performance of those funds relative to their specified benchmark indexes over the discrete performance period ending with that month.

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

The Company also receives fees for sub-transfer agency services under contracts with the Victory Funds for member class shares. Sub-transfer agency fees are recognized and recorded in a manner similar to fund transfer agent fees and are recorded in fund administration and distribution fees in the unaudited Condensed Consolidated Statements of Operations.

The Company has contractual arrangements with a third party to provide certain sub-transfer agent services. As the Company is the primary obligor under the transfer agency contracts with the USAA Funds and has the ability to select the service provider and establish pricing, fund transfer agent fees and sub-transfer agent expenses are recorded on a gross basis.

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

A maximum of $150.0 million ($37.5 million per year) in contingent payments is payable to sellers based on the annual revenue of USAA Adviser attributable to all “non-managed money”-related AUM in each of the first four years following the closing. To receive any contingent payment in respect of “non-managed money”-related assets for a given year, annual revenue from “non-managed money”-related assets must be at least 80% of the revenue run-rate (as calculated under the Stock Purchase Agreement) of the USAA Adviser’s “non-managed money”-related assets under management as of the closing date, and to achieve the maximum contingent payment for a given year, such annual revenue must total at least 100% of that closing date revenue run-rate. Annual contingent payments in respect of “non-managed money”-related assets are subject to certain “catch-up” provisions set forth in the USAA Stock Purchase Agreement. During the fourth quarter of 2020, the Company paid $37.5 million in cash to sellers for the first annual earn out period. A maximum of $112.5 million in contingent consideration ($37.5 million per year for the remaining 3 years of the earn out period) was payable to sellers as of June 30, 2021.

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

Significant inputs to the valuation of contingent consideration payable to sellers as of June 30, 2021 and December 31, 2020 are as follows and are approximate values:

	June 30, 2021	December 31, 2020
Non-managed money revenue average annual growth rate	4.1%	2.8%
Market price of risk (continuous)	6.9%	6.8%
Revenue volatility	15.8%	15.6%
Discount rate	2.4%	3.1%
Years remaining in earn out period	2.4	2.9
Undiscounted estimated remaining earn out payments in millions	$104.1 - $112.5	$97.7 - $112.5

The estimated fair value of contingent consideration payable to sellers is recorded in consideration payable for acquisition of business in the unaudited Condensed Consolidated Balance Sheets and was estimated at $100.7 million at June 30, 2021 as compared to $92.5 million at December 31, 2020. The increase in the liability of $5.7 million and $8.2 million in the three and six months ended June 30, 2021, respectively, and an increase of $5.3 million and decrease of $0.2 million for the three and six months ended June 30, 2020, respectively, was recorded in change in value of consideration payable for acquisition of business in the unaudited Condensed Consolidated Statements of Operations.

Acquisition-Related Costs

Costs related to acquisitions are summarized below and include legal and filing fees, advisory services, mutual fund proxy voting costs and other one-time expenses related to the transactions. These costs are included in acquisition-related costs in the unaudited Condensed Consolidated Statements of Operations.

	Acquisition-related costs
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
USAA AMCO Acquisition	$7	$12	$17	$(112)
Other	415	(35)	241	20
Total acquisition-related costs	$422	$(23)	$258	$(92)

Restructuring and Integration Costs

In connection with business combinations, asset purchases and changes in business strategy, the Company incurs costs integrating investment platforms, products and personnel into existing systems, processes and service provider arrangements and restructuring the business to capture operating expense synergies.

The following table presents the rollforward of restructuring and integration liabilities, which are recorded in accounts payable and accrued expenses in the unaudited Condensed Consolidated Balance Sheets, for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Liability balance, beginning of period	$1.4	$2.5	$1.0	$3.0
Severance Expense - USAA AMCO	0.1	0.9	1.6	0.9
Severance Expense - THB	-	-	0.2	-
Integration costs - USAA AMCO	0.1	1.7	0.5	2.7
Integration costs - THB	0.2	-	0.2	-
Total restructuring and integration costs	0.4	2.6	2.5	3.6
Settlement of liabilities	(1.0)	(2.3)	(2.7)	(3.8)
Liability balance, end of period	$0.8	$2.8	$0.8	$2.8

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

The table below shows assets and liabilities measured at fair value on a recurring basis.

	As of June 30, 2021
(in thousands)	Total	Level 1	Level 2	Level 3
Financial Assets
Money Market Fund	$10,089	$10,089	$—	$—
Investments in Proprietary Funds	905	905	—	—
Deferred Compensation Plan Investments	28,661	28,661	—	—
Interest Rate Swap Asset	303	—	303	—
Total Financial Assets	$39,958	$39,655	$303	$—
Financial Liabilities
Interest Rate Swap Liability	$—	$—	$—	$—
Contingent Consideration Arrangements	(100,700)	—	—	(100,700)
Total Financial Liabilities	$(100,700)	$—	$—	$(100,700)

	As of December 31, 2020
(in thousands)	Total	Level 1	Level 2	Level 3
Financial Assets
Money Market Fund	$10,088	$10,088	$—	$—
Investments in Proprietary Funds	922	922	—	—
Deferred Compensation Plan Investments	22,571	22,571	—	—
Total Financial Assets	$33,581	$33,581	$—	$—
Financial Liabilities
Interest Rate Swap Liability	$(10,006)	$—	$(10,006)	$—
Contingent Consideration Arrangements	(92,500)	—	—	(92,500)
Total Financial Liabilities	$(102,506)	$—	$(10,006)	$(92,500)

Level 1 assets consist of money market funds and open-end mutual funds. The fair values for these assets are determined utilizing quoted market prices for identical assets. The money market fund is included in cash and cash equivalents in the unaudited Condensed Consolidated Balance Sheets and proprietary fund investments and deferred compensation plan investments are included in investments in the unaudited Condensed Consolidated Balance Sheets.

The interest rate swap (the “Swap”) asset and liability represent amounts receivable or payable under a floating-to-fixed interest rate swap transaction entered into by the Company on March 27, 2020. The Swap effectively fixes the interest rate at 3.465% on $450 million of the outstanding Term Loan balance through the Term Loan’s maturity in July 2026. The fair value of the Swap is included in the unaudited Condensed Balance Sheets in other assets at June 30, 2021 and in other liabilities as of December 31, 2020. Pricing is determined based on a third party, model-derived valuation in which all significant inputs are observable in active markets (Level 2). Refer to Note 14, Derivatives, for further detail on the Swap.

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

The following table presents the change in contingent consideration arrangement liabilities for the six months ended June 30, 2021.

(in thousands)	Contingent Consideration Liabilities
Balance, December 31, 2020	$(92,500)
USAA AMCO change in fair value measurement	(8,200)
Balance, June 30, 2021	$(100,700)

There were no transfers between any of the Level 1, 2 and 3 categories in the fair value measurement hierarchy from December 31, 2020 to June 30, 2021. The Company recognizes transfers at the end of the reporting period.

The net carrying value of accounts receivable and accounts payable approximates fair value due to the short‑term nature of these assets and liabilities. The fair value of our long-term debt at June 30, 2021 is considered to be its carrying value as the interest rate on the bank debt is variable and approximates current market rates. As a result, Level 2 inputs are utilized to determine the fair value of our long‑term debt.

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

(in thousands)	June 30, 2021	December 31, 2020
Related party assets
Cash and cash equivalents	$10,089	$10,088
Receivables (investment management fees)	51,717	46,958
Receivables (fund administration and distribution fees)	16,857	16,971
Investments (investments in proprietary funds, fair value)	905	922
Investments (deferred compensation plan investments, fair value)	27,029	22,062
Total	$106,597	$97,001

Related party liabilities
Accounts payable and accrued expenses (fund reimbursements)	$6,837	$5,978

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Related party revenue
Investment management fees	$141,472	$108,966	$274,766	$233,276
Fund administration and distribution fees	53,871	51,854	106,536	109,394
Total	$195,343	$160,820	$381,302	$342,670

Related party expense
General and administrative	$133	$—	$263	$—
Total	$133	$—	$263	$—

Related party other income (expense)
Interest income and other income (expense)	$1,908	$2,702	$4,583	$(2,096)

NOTE 7. Investments

At June 30, 2021 and December 31, 2020, the Company had investments in proprietary funds and deferred compensation plan investments. Investments in proprietary funds consist entirely of seed capital investments in certain Victory Funds and USAA Funds. Deferred compensation plan investments are held under deferred compensation plans and include Victory Funds, USAA Funds and third-party mutual funds.

Unrealized and realized gains and losses on investments in proprietary funds and deferred compensation plan investments are recorded in earnings as interest income and other income (expense).

Investments in Proprietary Funds

The following table presents a summary of the cost and fair value of investments in proprietary funds:

		Gross Unrealized		Fair
(in thousands)	Cost	Gains	(Losses)	Value
As of June 30, 2021	$684	$222	$(1)	$905
As of December 31, 2020	758	164	—	922

Unrealized and realized gains and losses on investments in proprietary funds are recognized in the accompanying unaudited Condensed Consolidated Statements of Operations as “Interest income and other income (expense).” Proceeds from sales and realized gains and losses from investments in proprietary funds in the periods ended June 30, 2021 and 2020 were as follows:

	Sale	Realized
(in thousands)	Proceeds	Gains	(Losses)
For the three months ended June 30, 2021	$196	$50	$—
For the three months ended June 30, 2020	274	18	(13)

	Sale	Realized
(in thousands)	Proceeds	Gains	(Losses)
For the six months ended June 30, 2021	$215	$50	$—
For the six months ended June 30, 2020	274	18	(13)

Deferred Compensation Plan Investments

The following table presents a summary of the cost and fair value of deferred compensation plan investments:

		Gross Unrealized		Fair
(in thousands)	Cost	Gains	(Losses)	Value
As of June 30, 2021	$23,150	$5,581	$(70)	$28,661
As of December 31, 2020	21,205	1,725	(359)	22,571

Proceeds from sales of deferred compensation plan investments and realized gains and losses recognized during the three and six months ended June 30, 2021 and 2020 are as follows:

	Sale	Realized
(in thousands)	Proceeds	Gains	(Losses)
For the three months ended June 30, 2021	$1,915	$218	$—
For the three months ended June 30, 2020	899	17	(96)

	Sale	Realized
(in thousands)	Proceeds	Gains	(Losses)
For the six months ended June 30, 2021	$3,805	$307	$(28)
For the six months ended June 30, 2020	1,990	37	(142)

NOTE 8.  Income Taxes

The effective tax rate for the three and six months ended June 30, 2021 and 2020 differs from the United States federal statutory rate primarily as a result of state and local income taxes and excess tax benefits on share-based compensation.

For the three months ended June 30, 2021 and 2020, the provision for income taxes was $20.6 million and $14.5 million, or 22.9% and 24.5%, of pre-tax income respectively. For the six months ended June 30, 2021 and 2020, the provision for income taxes was $38.3 million and $31.3 million, or 22.2% and 23.5% of pre-tax income, respectively.

The effective tax rate for the three and six months ended June 30, 2021 was lower than the effective tax rate for the same periods in 2020 mainly due to higher excess tax benefits on share-based compensation.

No valuation allowance was recorded for deferred tax assets in the periods ended June 30, 2021 and 2020.

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

During the six months ended June 30, 2021 and 2020, the Company incurred costs of $0.4 million and $0.9 million related to the Second Amendment and First Amendment, respectively, which were recorded in general and administrative expense in the unaudited Condensed Consolidated Statements of Operations ($0 for the three months ended June 30, 2021 and 2020).

The following table summarizes the components of long-term debt in the unaudited Condensed Consolidated Balance Sheets at June 30, 2021 and December 31, 2020:

(in thousands)	June 30, 2021	December 31, 2020	Effective Interest Rate
Term Loans
Due July 2026, 2.73% interest rate	$—	$788,239	3.17%
Due July 2026, 2.44% interest rate	681,239	—	2.84%
Term loan principal outstanding	681,239	788,239
Unamortized debt issuance costs	(8,596)	(12,065)
Unamortized debt discount	(5,104)	(7,165)
Long-term debt, net	$667,539	$769,009

The 2019 Credit Agreement contains customary affirmative and negative covenants, including covenants that affect, among other things, the ability of the first lien leverage ratio, measured as of the last day of each fiscal quarter on which outstanding borrowings under the revolving credit facility exceed 35.0% of the commitments thereunder (excluding certain letters of credit), of no greater than 3.80 to 1.00. As of June 30, 2021, there were no outstanding borrowings under the revolving credit facility and the Company was in compliance with its financial performance covenant.

Repayments of outstanding term loans under the 2019 Credit Agreement totaled $57.0 million and $107.0 million for the three and six months ended June 30, 2021, respectively. Refer to Note 16, Subsequent Events, for information related to term loan activity subsequent to June 30, 2021.

The Company recognized a loss on debt extinguishment of $1.1 million and $3.9 million in the three and six months ended June 30, 2021, respectively, due to repayments of term loan principal and entering into the Second Amendment.

A total of $33.3 million and $71.3 million of the outstanding term loans under the 2019 Credit Agreement was repaid or repurchased and retired during the three and six months ended June 30, 2020, respectively. The Company recognized a net gain on debt extinguishment of $0.1 million and a net loss on debt extinguishment of $0.9 million in the three and six months ended June 30, 2020 due to term loan repurchases and repayments and entering into the First Amendment.

Interest Expense

The following table summarizes the components of interest expense and other financing costs in the unaudited Condensed Consolidated Statements of Operations for the periods ended June 30, 2021 and 2020:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Interest expense	$4,348	$8,967	$9,277	$19,023
Amortization of debt issuance costs	585	756	1,247	1,537
Amortization of debt discount	276	377	597	769
Interest rate swap expense (income)	874	(519)	1,692	(519)
Other	72	129	187	308
Total	$6,155	$9,710	$13,000	$21,118

NOTE 10. Equity

Shares Rollforward

The following tables present the changes in the number of shares of common stock issued and repurchased (in thousands):

	Shares of Common Stock Issued		Shares of Treasury Stock
	Class A	Class B	Class A	Class B
Balance, December 31, 2020	19,389	54,767	(3,183)	(3,431)
Issuance of shares	1	—	—	—
Share conversion - Class B to A	221	(221)	—	—
Repurchase of shares	—	—	(287)	—
Vesting of restricted share grants	—	953	—	—
Exercise of options	—	109	—	—
Shares withheld related to net settlement of equity awards	—	—	—	(431)
Balance, March 31, 2021	19,611	55,608	(3,470)	(3,862)
Issuance of shares	2	—	—	—
Share conversion - Class B to A	204	(204)	—	—
Repurchase of shares	—	—	(288)	—
Vesting of restricted share grants	—	143	—	—
Exercise of options	—	236	—	—
Shares withheld related to net settlement of equity awards	—	—	—	(159)
Balance, June 30, 2021	19,817	55,783	(3,758)	(4,021)

	Shares of Common Stock Issued		Shares of Treasury Stock
	Class A	Class B	Class A	Class B
Balance, December 31, 2019	18,100	53,937	(1,685)	(2,656)
Issuance of shares	2	—	—	—
Share conversion - Class B to A	406	(406)	—	—
Repurchase of shares	—	—	(240)	—
Vesting of restricted share grants	—	719	—	—
Exercise of options	—	288	—	—
Shares withheld related to net settlement of equity awards	—	—	—	(445)
Balance, March 31, 2020	18,508	54,538	(1,925)	(3,101)
Issuance of shares	2	—	—	—
Share conversion - Class B to A	207	(207)	—	—
Repurchase of shares	—	—	(457)	—
Vesting of restricted share grants	—	173	—	—
Exercise of options	—	—	—	—
Shares withheld related to net settlement of equity awards	—	—	—	(43)
Balance, June 30, 2020	18,717	54,504	(2,382)	(3,144)

Share Repurchase Program

On May 13, 2021, the Company’s Board of Directors authorized a share repurchase program whereby the Company may repurchase up to an additional $15.0 million of the Company’s Class A common stock in the open market or in privately negotiated transactions. The amount and timing of purchases under the share repurchase program authorized in May 2021 will depend on a number of factors, including the price and availability of the Company’s shares, trading volume, capital availability, Company performance and general economic and market conditions. The program can be suspended or discontinued at any time and expires when $15 million shares of Class A common stock have been repurchased or on December 31, 2022.

During the three and six months ended June 30, 2021, the Company repurchased 288,130 and 574,680 shares of Class A common stock at a total cost of $8.3 million and $15.4 million for an average price of $28.89 and $26.88 per share. At June 30, 2021, a total of $11.7 million was available for future repurchases under the current share repurchase program, and a cumulative total of 3,757,662 shares of Class A common stock had been repurchased under programs authorized by the Company’s Board of Directors at a total cost of $63.3 million for an average price of $16.84 per share.

Dividend Payments

Dividends paid or payable for the three and six months ended June 30, 2021 totaled $8.2 million and $14.7 million, respectively, and included $8.1 million and $14.2 million for quarterly dividends and $0.1 million and $0.5 million in cash bonuses and distributions related to dividends previously declared upon vesting of restricted stock and stock option awards.

NOTE 11. Share‑Based Compensation

Current Period Activity

During the three months ended June 30, 2021, the Company issued restricted stock awards for 19,032 shares of common stock, of which awards for 9,536 shares were fully vested on the grant date, awards for 6,595 shares vest based on service over a two year period, and awards for 2,901 shares vest based on service over a three year period. For the six months ended June 30, 2021, the Company issued restricted stock awards for 250,600 shares of common stock, of which awards for 19,104 shares were fully vested on the grant date, awards for 6,595 shares vest based on service over a two year period, and awards for 224,901 shares vest based on service over a three year period.

Stock option award and restricted stock award activity during the six months ended June 30, 2021 and 2020 was as follows:

	Shares Subject to Stock Option Awards
	Six Months Ended June 30,
	2021			2020
	Avg wtd	Avg wtd		Avg wtd	Avg wtd
	grant-date	exercise		grant-date	exercise
	fair value	price	Units	fair value	price	Units
Outstanding at beginning of period	$3.91	$6.50	6,865,101	$3.83	$6.27	7,880,167
Forfeited	5.26	10.63	(75,887)	6.34	13.86	1,272
Exercised	4.09	6.80	(344,780)	3.74	5.89	(287,621)
Outstanding at end of the period	$3.89	$6.44	6,444,434	$3.84	$6.28	7,593,818
Vested	$3.80	$6.18	6,016,911	$3.67	$5.78	6,758,066
Unvested	5.10	10.04	427,523	5.20	10.35	835,752

	Restricted Stock Awards
	Six Months Ended June 30,
	2021		2020
	Avg wtd grant-		Avg wtd grant-
	date fair value	Units	date fair value	Units
Unvested at beginning of period	$14.99	2,827,008	$14.29	3,215,619
Granted	26.71	250,600	16.18	297,833
Vested	15.02	(1,095,668)	14.66	(892,921)
Forfeited	16.13	(89,719)	17.29	(18,277)
Unvested at end of period	$16.46	1,892,221	$14.45	2,602,254

At June 30, 2021 and December 31, 2020, the amount of cash bonuses and distributions related to dividends previously declared on unvested and outstanding restricted share awards and stock options totaled $1.2 million, which was not recorded as a liability as of the balance sheet date. A liability will be recorded for these cash bonuses and dividends when the restricted shares and options vest.

The Company recorded $4.3 million and $3.9 million of share-based compensation expense in the three months ended June 30, 2021 and 2020, respectively, and $9.9 million of share-based compensation in the six months ended June 30, 2021 and 2020, in personnel compensation and benefits in the unaudited Condensed Consolidated Statements of Operations.

NOTE 12. Earnings Per Share

The following table sets forth the reconciliation of basic earnings per share and diluted earnings per share from net income for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands except per share amounts)	2021	2020	2021	2020
Net income	$69,270	$44,720	$134,472	$101,886
Shares:
Basic: Weighted average number of shares outstanding	67,776	67,821	67,769	67,806
Plus: Incremental shares from assumed conversion of dilutive instruments	6,390	5,383	6,386	6,012
Diluted: Weighted average number of shares outstanding	74,166	73,204	74,155	73,818
Earnings per share
Basic:	$1.02	$0.66	$1.98	$1.50
Diluted:	$0.93	$0.61	$1.81	$1.38

Outstanding instruments excluded from the computation of weighted average shares for diluted earnings per share because the effect would be anti-dilutive were de minimus in amount for the three months ended June 30, 2021 and for the six months ended June 30, 2021 and 2020. Outstanding instruments excluded from the computation of weighted average shares for diluted earnings per share because the effect would be anti-dilutive was $0.6 million for the three months ended June 30, 2020. Holders of non-vested share-based compensation awards do not have rights to receive nonforfeitable dividends on the shares covered by the awards.

NOTE 13. Accumulated Other Comprehensive Income (Loss)

The following table presents changes in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2021 and 2020.

		Cumulative
	Cash Flow	Translation
(in thousands)	Hedges (a)	Adjustment	Total
Balance, December 31, 2020	$(7,573)	$113	$(7,460)
Other comprehensive income (loss) before reclassification and tax	8,616	11	8,627
Tax impact	(2,095)	(2)	(2,097)
Reclassifications, before tax	1,692	—	1,692
Tax impact	(411)	—	(411)
Net current period other comprehensive income (loss)	7,802	9	7,811
Balance, June 30, 2021	$229	$122	$351
Balance, December 31, 2019	$—	$—	$—
Other comprehensive income (loss) before reclassification and tax	(10,438)	(72)	(10,510)
Tax impact	2,485	18	2,503
Reclassifications, before tax	(519)	—	(519)
Tax impact	123	—	123
Net current period other comprehensive income (loss)	(8,349)	(54)	(8,403)
Balance, June 30, 2020	$(8,349)	$(54)	$(8,403)
(a)	Reclassifications out of accumulated other comprehensive income (loss) related to cash flow hedges are recorded in interest expense and other financing costs.

NOTE 14. DERIVATIVES

Interest Rate Swaps

On March 27, 2020, the Company entered into the Swap to manage interest rate risk associated with a portion of its floating-rate long-term debt. The Company does not purchase or hold any derivative instruments for trading or speculative purposes. Under the terms of the Swap, the Company pays interest at a fixed rate of interest on a quarterly basis and receives interest at the three-month LIBOR rate in effect for that quarter. The notional value, fixed rate of interest and expiration date of the Swap as of June 30, 2021 were $450 million – 0.965% – July 1, 2026. Refer to Note 5, Fair Value Measurements, for additional disclosures regarding fair value measurements.

The designation of a derivative instrument as a hedge and its ability to meet the hedge accounting criteria determine how the Company reflects the change in fair value of the derivative instrument. A derivative qualifies for hedge accounting treatment if, at inception, it meets defined correlation and effectiveness criteria. These criteria require that the anticipated cash flows and/or changes in fair value of the hedging instrument substantially offset those of the position being hedged. The Swap is assessed for effectiveness and continued qualification for hedge accounting on a quarterly basis. For the three and six months ended June 30, 2021 and since inception, the Swap was deemed to be highly effective.

The Swap is designated as a cash flow hedge. Accordingly, the Swap is measured at fair value with mark-to-market gains or losses deferred and included in accumulated other comprehensive income (loss), net of tax, to the extent the hedge is determined to be effective. Gains or losses from the Swap are reclassified to interest expense in the same period during which the hedged transaction affects earnings. The amount payable to the Swap counterparty at June 30, 2021 of $0.8 million is recorded in other liabilities in the unaudited Condensed Consolidated Balance Sheets.

The following table summarizes the classification of the Swap in the unaudited Condensed Consolidated Balance Sheets at June 30, 2021 (in thousands):

Balance Sheets	Description	June 30, 2021	December 31, 2020
Other assets (Other liabilities)	Fair value of interest rate swap	$303	$(10,006)
	Notional amount	450,000	450,000

The following table summarizes the effects of the Swap in the unaudited Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2021 and 2020 (in thousands):

		Three Months Ended		Six Months Ended
		June 30,		June 30,
Statement of Operations	Description	2021	2020	2021	2020
Interest expense and other financing costs	(Loss) gain reclassified from AOCI(L)	$(874)	$519	$(1,692)	$519

		Three Months Ended		Six Months Ended
		June 30,		June 30,
Statements of Comprehensive Income	Description	2021	2020	2021	2020
Other comprehensive income (loss)	Income (loss) recognized in AOCI(L), net of tax	$(2,971)	$(3,529)	$7,802	$(8,349)

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

Equity method investments are recorded in other assets in the unaudited Condensed Consolidated Balance Sheets. At June 30, 2021 and December 31, 2020, the Company’s equity method investment in Alderwood totaled $1.3 million and $1.4 million, respectively. Gains and losses from equity method investments are recorded in interest income and other income (expense) in the unaudited Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2021, losses from equity method investments were $0.1 million ($0 for the three and six months ended June 30, 2020).

NOTE 16. SUBSEQUENT EVENTS

Subsequent to June 30, 2021, the Company repaid $35 million of outstanding term loans for a total debt reduction of $453.8 million since July 1, 2019.

On August 5, 2021, our Board of Directors declared a quarterly cash dividend of $0.15 per share on Victory common stock. The dividend is payable on September 27, 2021, to stockholders of record on September 10, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to the “Company,” “Victory,” or in the first-person notations of “we,” “us,” and “our” shall mean Victory Capital Holdings, Inc., a Delaware corporation, and its wholly-owned subsidiaries.

The following discussion is intended to assist in the understanding of our financial position at June 30, 2021 and December 31, 2020, results of operations for the three and six months ended June 30, 2021 and 2020, and cash flows for the six months ended June 30, 2021 and 2020, and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2020. This discussion and analysis contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2020.

Overview

Our Business – We are a diversified global asset management firm with $161.9 billion in assets under management as of June 30, 2021. The Company operates a next-generation business model combining boutique investment qualities with the benefits of a fully integrated, centralized operating and distribution platform.

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

Professionals within our institutional and retail distribution channels, direct to investor business and marketing organization sell our products through our centralized distribution model. Our institutional sales team focuses on cultivating relationships with institutional consultants, who account for the majority of the institutional market, as well as asset allocators seeking sub-advisers. Our retail sales team offers intermediary and retirement platform clients, including broker-dealers, retirement platforms and RIA networks, mutual funds and ETFs as well as SMAs through wrap fee programs and access to our investment models through UMAs. Our direct to investor business serves the investment needs of individual clients including USAA members and the military community.

We have grown our AUM from $17.9 billion following the management-led buyout with Crestview GP in August 2013 to $161.9 billion at June 30, 2021. We attribute this growth to our success in sourcing acquisitions and evolving them into organic growers, generating strong investment returns, and developing institutional, retail, and direct to investor channels with deep penetration.

THB Asset Management Acquisition – Effective March 1, 2021, the Company completed the acquisition of certain assets of THB Asset Management (“THB”). The acquisition expanded and diversified our investment platform, adding capacity constrained assets classes that we like and know well. The team manages strategies in U.S. micro-cap, small-cap and mid-cap assets classes as well as international small cap and global small cap portfolios; all of which are asset classes in which active management is an important part of a well-diversified portfolio. At March 1, 2021, the THB AUM that was acquired totaled $547 million.

In addition to servicing clients in the U.S., THB has a footprint in Australia and Europe which provides us with expanded distribution opportunities in regions in which we have a limited presence today. This will benefit all of our Franchises as we look to leverage THB’s distribution footprint to sell more of our investment strategies outside the U.S.

Aligning with the Company’s responsible investing initiatives, all of THB’s strategies have environmental, social and governance (“ESG”) considerations fully integrated into their investment processes. THB was an early adopter of responsible investment practices and has been managing responsible investment portfolios for decades.

Nominal consideration was paid for the assets of THB. The THB investment team will share in the revenue generated on their products and benefit from our centralized operational, marketing and distribution platforms. THB has significant room for AUM growth across its product set, which we think will significantly accelerate with our distribution support.

USAA AMCO Acquisition – Effective July 1, 2019, the Company completed the acquisition (the “USAA AMCO Acquisition”) of USAA Asset Management Company (“USAA Adviser”) and Victory Capital Transfer Agency, Inc. (“VCTA”), formally known as the USAA Transfer Agency Company. The acquisition expanded and diversified the Company’s investment platform and increased the Company’s size and scale. The acquisition also provided the Company the rights to offer products and services using the USAA brand and the opportunity to offer its products to USAA members through a direct distribution channel.

A maximum of $150.0 million ($37.5 million per year) in contingent payments is payable to sellers based on the annual revenue of USAA Adviser attributable to all “non-managed money”-related AUM in each of the first four years following the closing date. In 2020, we paid $37.5 million in cash to sellers for the first annual contingent payment.

The estimated fair value of contingent consideration payable to sellers was estimated at $100.7 million at June 30, 2021 as compared to $92.5 million at December 31, 2020 and is included in consideration payable for acquisition of business in the unaudited Condensed Consolidated Balance Sheets. The increase in the liability of $8.2 million in the first six months of 2021 was recorded in change in value of consideration payable for acquisition of business in the unaudited Condensed Consolidated Statements of Operations.

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

Business Highlights

Assets under management:

•

AUM at June 30, 2021 increased by $7.6 billion, or 4.9%, to $161.9 billion from $154.3 billion at March 31, 2021, driven by positive market action of $7.7 billion and net inflows of $176 million partially offset by seed capital liquidation and fund closures totaling $275 million. Net flows for the quarter ended June 30, 2021 were comprised of $302 million of net long-term inflows and $126 million of net short-term outflows.

•

AUM at June 30, 2021 and 2020 was $161.9 billion and $129.1 billion, respectively. We generated $10.1 billion in gross flows and $176 million in positive net flows for the three months ended June 30, 2021 compared to $9.6 billion in gross flows and $11.9 billion in negative net flows for the same period in 2020. Net flows for the three months ended June 30, 2021 were comprised of $0.3 billion of long-term inflows and $0.1 billion of short-term outflows.

•

AUM at June 30, 2021 and 2020 was $161.9 billion and $129.1 billion, respectively. We generated $16.9 billion in gross flows and $1.0 billion in negative net flows for the six months ended June 30, 2021 compared to $24.5 billion in gross flows and $14.8 billion in negative net flows for the same period in 2020. Net flows for the six months ended June 30, 2021 were comprised of $0.7 billion of net long-term outflows and $0.3 billion of net short-term outflows.

Investment performance:

•

44 of our Victory Capital mutual funds and ETFs had overall Morningstar ratings of four or five stars and 62% of our fund and ETF AUM were rated four or five stars overall by Morningstar. 64% of our strategies by AUM had investment returns in excess of their respective benchmarks over a one-year period, 71% over a three-year period, 72% over a five-year period and 71% over a ten-year period. On an equal-weighted basis, 60% of our strategies have outperformed their benchmarks over a one-year period, 54% over a three-year period, 60% over a five-year period and 65% over a ten-year period.

Financial highlights:

•

Total revenue for the three months ended June 30, 2021 was $221.9 million compared to $181.9 million for the same period in 2020. For the six months ended June 30, 2021 and 2020, total revenue was $434.9 million and $386.3 million, respectively.

•

Net income was $69.3 million for the three months ended June 30, 2021 compared to $44.7 million for the same period in 2020. For the six months ended June 30, 2021 and 2020, net income was $134.5 million and $101.9 million, respectively.

•

Adjusted EBITDA was $112.2 million for the three months ended June 30, 2021, or 50.6% of revenue, compared to $86.3 million, or 47.5% of revenue, for the same period in 2020. For the six months ended June 30, 2021, Adjusted EBITDA was $219.1 million, or 50.4% of revenue, compared to $177.8 million, or 46.0% of revenue, for the same period in 2020. Refer to “Supplemental Non-GAAP Financial Information” for further information about the Adjusted EBITDA calculation and reconciliation of generally accepted accounting principles (“GAAP”) net income to Adjusted EBITDA.

•

Adjusted Net Income with tax benefit was $87.2 million for the three months ended June 30, 2021 compared to $65.1 million for the three months ended June 30, 2020. For the six months ended June 30, 2021, Adjusted Net Income with tax benefit was $170.8 million compared to $133.5 million for the same period in 2020. Refer to “Supplemental Non-GAAP Financial

Information” for further information about the Adjusted Net Income calculation and reconciliation of GAAP net income to Adjusted Net Income.

Key Performance Indicators

The following table is a summary of key performance indicators utilized by management to assess results of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions, except for basis points and percentages)	2021	2020	2021	2020
AUM at period end	$161,936	$129,070	$161,936	$129,070
Average AUM	158,471	128,927	154,781	136,519
Gross flows	10,074	9,577	16,908	24,502
Net short term flows	(126)	(8,416)	(317)	(8,214)
Net long term flows	302	(3,466)	(681)	(6,568)
Net flows	176	(11,882)	(998)	(14,782)
Total revenue	221.9	181.9	434.9	386.3
Revenue on average AUM	56.2 bps	56.7 bps	56.7 bps	56.9 bps
Net income	69.3	44.7	134.5	101.9
Adjusted EBITDA(1)	112.2	86.3	219.1	177.8
Adjusted EBITDA Margin(2)	50.6%	47.5%	50.4%	46.0%
Adjusted Net Income(1)	80.3	58.3	157.0	120.0
Tax benefit of goodwill and acquired intangibles(3)	6.9	6.7	13.8	13.5

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

The following table presents our AUM by asset class as of the dates indicated:

	As of
	June 30,
(in millions)	2021	2020
Solutions	$39,640	$29,305
Fixed Income	36,410	35,622
U.S. Mid Cap Equity	30,340	22,483
U.S. Small Cap Equity	20,617	14,083
Global / Non-U.S. Equity	15,931	11,130
U.S. Large Cap Equity	15,284	12,524
Other	460	195
Total Long-Term Assets	158,682	125,343
Money Market & Short-Term Assets	3,254	3,727
Total	$161,936	$129,070

The following tables summarize our asset flows by asset class for the periods indicated:

	U.S. Mid	U.S. Small		U.S. Large	Global /				Money
	Cap	Cap	Fixed	Cap	Non-U.S.			Total	Market /
(in millions)	Equity	Equity	Income	Equity	Equity	Solutions	Other	Long-term	Short-term	Total
For the Three Months Ended June 30, 2021
Beginning AUM	$29,156	$20,230	$36,776	$14,448	$14,652	$35,356	$341	$150,958	$3,373	$154,331
Gross client cash inflows	1,412	1,238	1,750	91	1,072	4,370	40	9,973	102	10,074
Gross client cash outflows	(1,940)	(1,428)	(2,949)	(407)	(541)	(2,380)	(27)	(9,671)	(228)	(9,898)
Net client cash flows	(527)	(190)	(1,200)	(316)	531	1,991	13	302	(126)	176
Market appreciation / (depreciation)	1,745	616	677	1,253	928	2,419	62	7,700	3	7,703
Net transfers(1)	(33)	(39)	156	(101)	(180)	(126)	44	(278)	3	(275)
Ending AUM	$30,340	$20,617	$36,410	$15,284	$15,931	$39,640	$460	$158,682	$3,254	$161,936
For the Three Months Ended June 30, 2020
Beginning AUM	$18,622	$11,885	$35,402	$10,703	$9,372	$25,526	$140	$111,650	$12,129	$123,779
Gross client cash inflows	943	997	1,498	216	436	1,067	10	5,166	4,411	9,577
Gross client cash outflows	(1,511)	(1,393)	(2,775)	(599)	(575)	(1,767)	(12)	(8,632)	(12,826)	(21,459)
Net client cash flows	(568)	(396)	(1,278)	(383)	(138)	(700)	(3)	(3,466)	(8,416)	(11,882)
Market appreciation / (depreciation)	4,428	2,592	1,503	2,207	1,898	4,479	55	17,159	14	17,173
Net transfers	2	2	(4)	(2)	(1)	—	3	—	—	—
Ending AUM	$22,483	$14,083	$35,622	$12,524	$11,130	$29,305	$195	$125,343	$3,727	$129,070

(1)	The three months ended June 30, 2021 includes $250 million of seed capital that USAA liquidated and $25 million related to Victory’s closure of two mutual funds and an ETF.

		U.S.		U.S.
	U.S. Mid	Small		Large	Global /				Money
	Cap	Cap	Fixed	Cap	Non-U.S.			Total	Market /
(in millions)	Equity	Equity	Income	Equity	Equity	Solutions	Other	Long-term	Short-term	Total
Six Months Ended June 30, 2021
Beginning AUM	$26,230	$18,368	$36,599	$14,230	$13,982	$34,041	$257	$143,706	$3,534	$147,241
Gross client cash inflows	3,154	2,310	3,774	189	1,664	5,513	95	16,698	209	16,908
Gross client cash outflows	(3,794)	(3,124)	(4,651)	(839)	(1,188)	(3,729)	(55)	(17,379)	(526)	(17,906)
Net client cash flows	(640)	(814)	(877)	(650)	476	1,784	40	(681)	(317)	(998)
Market appreciation / (depreciation)	4,777	2,641	458	1,857	1,628	3,940	119	15,420	1	15,421
Net transfers(1)	(27)	423	229	(152)	(155)	(125)	44	236	36	272
Ending AUM	$30,340	$20,617	$36,410	$15,284	$15,931	$39,640	$460	$158,682	$3,254	$161,936
Six Months Ended June 30, 2020
Beginning AUM	$26,347	$17,346	$37,973	$14,091	$12,603	$31,649	$236	$140,245	$11,587	$151,832
Gross client cash inflows	2,416	2,230	3,449	454	1,107	2,762	21	12,439	12,063	24,502
Gross client cash outflows	(3,776)	(2,703)	(5,665)	(1,406)	(1,259)	(4,161)	(36)	(19,007)	(20,277)	(39,284)
Net client cash flows	(1,360)	(473)	(2,217)	(952)	(152)	(1,399)	(15)	(6,568)	(8,214)	(14,782)
Market appreciation / (depreciation)	(2,479)	(2,733)	142	(621)	(1,347)	(956)	(32)	(8,027)	48	(7,979)
Net transfers	(25)	(57)	(276)	7	26	12	6	(307)	307	—
Ending AUM	$22,483	$14,083	$35,622	$12,524	$11,130	$29,305	$195	$125,343	$3,727	$129,070

(1)

The six months ended June 30, 2021 includes the transfer in of $547 million of assets associated with the THB Asset Management acquisition, which closed on March 1, 2021 partially offset by $250 million of seed capital that USAA liquidated and $25 million related to Victory’s closure of two mutual funds and an ETF.

The following table presents our AUM by distribution channel as of the dates indicated:

	As of June 30,
	2021		2020
(in millions)	Amount	% of total	Amount	% of total
Investor	$70,656	44%	$64,171	49%
Institutional	47,544	29%	34,361	27%
Retail	43,736	27%	30,538	24%
Total AUM(1)	$161,936	100%	$129,070	100%

(1)The allocation of AUM by distribution channel involves the use of estimates and the exercise of judgment.

The following tables summarize our asset flows by vehicle for the periods indicated:

			Separate
			Accounts and
			Other Pooled
(in millions)	Mutual Funds (1)	ETFs (2)	Vehicles (3)	Total
Three Months Ended June 30, 2021
Beginning AUM	$117,830	$4,441	$32,061	$154,331
Gross client cash inflows	5,060	239	4,775	10,074
Gross client cash outflows	(5,376)	(169)	(4,353)	(9,898)
Net client cash flows	(317)	70	423	176
Market appreciation (depreciation)	5,879	218	1,606	7,703
Net transfers(4)	(229)	(375)	329	(275)
Ending AUM	$123,164	$4,354	$34,418	$161,936
Three Months Ended June 30, 2020
Beginning AUM	$98,305	$3,177	$22,296	$123,779
Gross client cash inflows	8,621	90	866	9,577
Gross client cash outflows	(19,726)	(214)	(1,519)	(21,459)
Net client cash flows	(11,104)	(124)	(653)	(11,882)
Market appreciation (depreciation)	13,229	409	3,535	17,173
Net transfers	—	—	—	—
Ending AUM	$100,430	$3,462	$25,179	$129,070

			Separate
			Accounts and
			Other Pooled
(in millions)	Mutual Funds (1)	ETFs (2)	Vehicles (3)	Total
Six Months Ended June 30, 2021
Beginning AUM	$112,998	$3,976	$30,267	$147,241
Gross client cash inflows	10,525	479	5,904	16,908
Gross client cash outflows	(11,669)	(286)	(5,950)	(17,906)
Net client cash flows	(1,145)	193	(46)	(998)
Market appreciation (depreciation)	11,454	561	3,406	15,421
Net transfers(5)	(144)	(375)	791	272
Ending AUM	$123,164	$4,354	$34,418	$161,936
Six Months Ended June 30, 2020
Beginning AUM	$118,605	$4,213	$29,014	$151,832
Gross client cash inflows	22,366	345	1,790	24,502
Gross client cash outflows	(35,357)	(675)	(3,252)	(39,284)
Net client cash flows	(12,990)	(330)	(1,462)	(14,782)
Market appreciation (depreciation)	(5,185)	(421)	(2,374)	(7,979)
Net transfers	—	—	—	—
Ending AUM	$100,430	$3,462	$25,179	$129,070

(1)Includes institutional and retail share classes, money market and Variable Insurance Products or VIP funds

(2)	Excludes assets managed for other proprietary product (i.e. funds of funds) in order to adjust for double counting.
(3)	Includes collective trust funds, wrap program accounts, UMAs, UCITS, private funds and non-U.S. domiciled pooled vehicles.
(4)	The three months ended June 30, 2021 includes $250 million of seed capital that USAA liquidated and $25 million related to Victory’s closure of two mutual funds and an ETF.
(5)

The six months ended June 30, 2021 includes the transfer in of $547 million of assets associated with the THB Asset Management acquisition, which closed on March 1, 2021 partially offset by $250 million of seed capital that USAA liquidated and $25 million related to Victory’s closure of two mutual funds and an ETF.

June 30, 2021 AUM compared to March 31, 2021 AUM. At June 30, 2021, our total AUM was $161.9 billion, an increase of $7.6 billion, or 4.9%, from $154.3 billion at March 31, 2021, primarily driven by positive market action of $7.7 billion and net inflows of $176 million partially offset by seed capital liquidation and fund closures totaling $275 million.

Net inflows into our Solutions platform and global / non-U.S. equity strategies of $2.0 billion and $0.5 billion, respectively, were partially offset by outflows from our fixed income and domestic equity strategies of $1.2 billion and $1.0 billion, respectively.

June 30, 2021 AUM compared to December 31, 2020 AUM.  Total AUM increased by $14.7 billion, or 10.0%, to $161.9 billion at June 30, 2021 compared to $147.2 billion at December 31, 2020. The increase in AUM was primarily due to positive market action of $15.4 billion and acquired assets of $547 million partially offset by net outflows of $1.0 billion and seed capital liquidation and fund closures of $275 million.

Net inflows into our Solutions platform and global / non-U.S. equity strategies of $1.8 billion and $0.5 billion, respectively, were offset by outflows from our domestic equity strategies, fixed income strategies and money market and short-term assets of $2.1 billion, $0.9 billion and $0.3 million, respectively.

GAAP Results of Operations

The following table presents our GAAP results of operations for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2021	2020	2021	2020
Revenue
Investment management fees	$168,033	$130,032	$328,317	$276,913
Fund administration and distribution fees	53,871	51,854	106,536	109,394
Total revenue	221,904	181,886	434,853	386,307

Expenses
Personnel compensation and benefits	57,462	49,105	116,468	96,676
Distribution and other asset-based expenses	44,223	41,630	86,326	96,490
General and administrative	13,713	13,289	27,023	25,177
Depreciation and amortization	4,694	4,166	9,079	8,216
Change in value of consideration payable for acquisition of business	5,700	5,300	8,200	(200)
Acquisition-related costs	422	(23)	258	(92)
Restructuring and integration costs	422	2,605	2,475	3,603
Total operating expenses	126,636	116,072	249,829	229,870

Income from operations	95,268	65,814	185,024	156,437

Other income (expense)
Interest income and other income (expense)	1,932	2,966	4,666	(1,206)
Interest expense and other financing costs	(6,155)	(9,710)	(13,000)	(21,118)
Gain (loss) on debt extinguishment	(1,146)	137	(3,927)	(917)
Total other expense, net	(5,369)	(6,607)	(12,261)	(23,241)

Income before income taxes	89,899	59,207	172,763	133,196

Income tax expense	(20,629)	(14,487)	(38,291)	(31,310)

Net income	$69,270	$44,720	$134,472	$101,886

Earnings per share of common stock
Basic	$1.02	$0.66	$1.98	$1.50
Diluted	$0.93	$0.61	$1.81	$1.38

Weighted average number of shares outstanding
Basic	67,776	67,821	67,769	67,806
Diluted	74,166	73,204	74,155	73,818

Dividends declared per share of common stock	$0.12	$0.05	$0.21	$0.10

Investment Management Fees

Three months ended June 30, 2021 compared to June 30, 2020. Investment management fees increased by $38.0 million, or 29.2%, to $168.0 million for the three months ended June 30, 2021 from $130.0 million for the same period in 2020 due to an increase in average AUM over the comparable period. Average AUM was $158.5 billion for the three months ended June 30, 2021 compared to $128.9 billion for the same period in 2020.

Six months ended June 30, 2021 compared to June 30, 2020.  Investment management fees increased by $51.4 million, or 18.6%, to $328.3 million for the six months ended June 30, 2021 from $276.9 million for the same period in 2020 due to the same factors as discussed above in the quarterly section. Average AUM was $154.8 billion and $136.5 billion, respectively, for the six months ended June 30, 2021 and 2020.

Fund Administration and Distribution Fees

Three months ended June 30, 2021 compared to June 30, 2020.  Fund administration and distribution fees increased by $2.0 million, or 3.9%, to $53.9 million for the three months ended June 30, 2021 from $51.9 million for the same period in 2020 due to an increase fund administration fees, partially offset by a decrease in transfer agent fees and a shift in the mix of assets to lower 12b-1 paying share classes.

Six months ended June 30, 2021 compared to June 30, 2020.  Fund administration and distribution fees decreased by $2.9 million, or 2.6%, to $106.5 million for the six months ended June 30, 2021 from $109.4 million for the same period in 2020 due to the combination of a decrease in transfer agent fees and a shift in the mix of assets to lower 12b-1 paying share classes.

Personnel Compensation and Benefits

The following table presents the components of GAAP personnel compensation and benefits expense for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Salaries, payroll related taxes and employee benefits	$22,770	$20,425	$47,971	$36,987
Incentive compensation	25,606	20,829	48,774	41,333
Sales-based compensation(1)	4,742	3,369	9,832	7,288
Equity awards granted to employees and directors(2)	4,344	3,887	9,891	9,880
Acquisition and transaction-related compensation	—	595	—	1,188
Total personnel compensation and benefits expense	$57,462	$49,105	$116,468	$96,676

(1)	Represents sales-based commissions paid to our distribution teams. Sales-based compensation varies based on gross client cash flows and revenue earned on sales.
(2)

Equity awards typically vest over several years based on service and the achievement of specific business and financial targets. The value of the equity awards is recognized as compensation expense over the vesting period.

Three months ended June 30, 2021 compared to June 30, 2020.  Personnel compensation and benefits were $57.5 million for the three months ended June 30, 2021, an increase of $8.4 million, or 17.0%, from $49.1 million for the same period in 2020 due to the combination of an increase in the headcount due to the launch of the new direct to investor digital platform and an increase in incentive compensation as a result of an increase in earnings over the comparable period. Incentive compensation and equity awards granted to employees and directors were $25.6 million and $4.3 million, respectively, for the three months ended June 30, 2021, compared to $20.8 million and $3.9 million, respectively, for the same period in 2020. Salaries, payroll related taxes and employee benefits were $22.8 million and $20.4 million, respectively, for the three months ended June 30, 2021 and 2020.

Six months ended June 30, 2021 compared to June 30, 2020.  Personnel compensation and benefits increased by $19.8 million, or 20.5%, to $116.5 million for the six months ended June 30, 2021 from $96.7 million for the same period in 2020 due to the same factors as discussed above in the quarterly section. Salaries, payroll related taxes and employee benefits were $48.0 million and $37.0 million, respectively, for the six months ended June 30, 2021 and 2020. Incentive compensation and equity awards granted to employees and directors were $48.8 million and $9.9 million, respectively, for the six months ended June 30, 2021 compared to $41.3 million and $9.9 million, respectively, for the same period in 2020.

Distribution and Other Asset‑Based Expenses

The following table presents the components of distribution and other asset-based expenses for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Broker-dealer distribution fees	$6,581	$5,343	$12,782	$11,451
Platform distribution fees	27,440	27,897	53,272	66,889
Sub-administration	4,293	3,206	8,384	7,288
Sub-advisory	3,102	2,822	6,432	6,059
Middle-office	2,807	2,362	5,456	4,803
Total distribution and other asset-based expenses	$44,223	$41,630	$86,326	$96,490

Three months ended June 30, 2021 compared to June 30, 2020.  Distribution and other asset-based expenses are primarily based on AUM. For the three months ended June 30, 2021, distribution and other asset-based expenses were $44.2 million, an increase of $2.6 million, or 6.2%, from $41.6 million for the same period in 2020. The increase is primarily due to an increase in sub-administration, broker dealer distribution, and middle-office fees as a result of an increase in average AUM over the comparable period, partially offset by a beneficial change in asset mix of our underlying retail distribution platforms.

Six months ended June 30, 2021 compared to June 30, 2020. Distribution and other asset-based expenses were $86.3 million for the six months ended June 30, 2021, a decrease of $10.2 million, or 10.5%, from $96.5 million for the same period in 2020 primarily due to a change in asset mix of our underlying retail distribution platforms.

General and Administrative

Three months ended June 30, 2021 compared to June 30, 2020. General and administrative expenses were $13.7 million for the three months ended June 30, 2021 compared to $13.3 million for the same period in 2020. The increase of $0.4 million, or 3.2%, was primarily due to increases in facility, technology and professional fees partially offset by a reduction in transition service agreement costs related to the USAA AMCO Acquisition, which ended in the fourth quarter of 2020.

Six months ended June 30, 2021 compared to June 30, 2020.  For the six months ended June 30, 2020 and 2019, general and administrative expenses were $27.0 million and $25.2 million, respectively, for a year over year increase of $1.8 million, or 7.3%. The increase was due to the same factors as discussed above in the quarterly section.

Depreciation and Amortization

Three months ended June 30, 2021 compared to June 30, 2020. Depreciation and amortization increased by $0.5 million, or 12.7%, to $4.7 million for the three months ended June 30, 2021 from $4.2 million for the same period in 2020, due to the addition of depreciation expense related to the launch of the Company’s new direct to investor digital platform, which went live in November 2020.

Six months ended June 30, 2021 compared to June 30, 2020. Depreciation and amortization increased by $0.9 million, or 10.5%, to $9.1 million for the six months ended June 30, 2021 from $8.2 million for the same period in 2020, due to the same factors as discussed above in the quarterly section.

Change in Value of Consideration Payable for Acquisition of Business

Three months ended June 30, 2021 compared to June 30, 2020. The fair value of the contingent consideration associated with the USAA AMCO acquisition increased by $5.7 million, resulting in a change in the estimated fair value of consideration payable of $5.7 million for the three months ended June 30, 2021. Refer to Note 4, Acquisitions, for further details on the fair value of contingent consideration payable.

Six months ended June 30, 2021 compared to June 30, 2020. The fair value of the contingent consideration associated with the USAA AMCO acquisition increased by $8.2 million, resulting in a change in the estimated fair value of consideration payable of $8.2 million for the six months ended June 30, 2021. Refer to Note 4, Acquisitions, for further details on the fair value of contingent consideration payable.

Acquisition‑Related Costs

Three months ended June 30, 2021 compared to June 30, 2020. Acquisition-related costs for the three months ended June 30, 2021 were $422 thousand and ($23) thousand for the three months ended June 30, 2020. The June 30, 2021 acquisition related costs were related to legal fees and advisory services for potential acquisitions.

Six months ended June 30, 2021 compared to June 30, 2020.  Acquisition-related costs for the six months ended June 30, 2021 and 2020 were $0.3 million and ($0.1) million, respectively. The increase for the six months ended June 30, 2021 was due to the same factors as discussed above in the quarterly section.

Restructuring and Integration Costs

Three months ended June 30, 2021 compared to June 30, 2012. Restructuring and integration costs for the three months ended June 30, 2021 was $0.4 million and $2.6 million for the three months ended June 30, 2020. The decrease is primarily due to integration and conversion costs related to the USAA AMCO Acquisition in 2020.

Six months ended June 30, 2021 compared to June 30, 2020.  Restructuring and integration costs were $2.5 million and $3.6 million, respectively, for the six months ended June 30, 2021 and 2020. The six months ended June 30, 2021 restructuring and integration costs were related to personnel restructuring within the direct to investor business compared to integration and conversion costs associated with the USAA AMCO Acquisition in 2020.

Interest Income and Other Income (Expense)

Three months ended June 30, 2021 compared to June 30, 2020. Interest income and other income/(expense) was income of $1.9 million for the three months ended June 30, 2021 compared to income of $3.0 million for the same period in 2020. The income for the three months ended June 30, 2021 was primarily due to a $1.5 million increase in the net unrealized fair value of deferred compensation plan investments. The income for the three months ended June 30, 2020 was primarily due to a $2.6 million increase in the net unrealized fair value of deferred compensation plan investments.

Six months ended June 30, 2021 compared to June 30, 2020.  For the six months ended June 30, 2021 and 2020, interest income and other income/(expense) was income of $4.7 million and expense of $1.2 million, respectively. The higher income for the six months ended June 30, 2021 was primarily due to unrealized gains on deferred compensation plan investments and interest income on cash and cash equivalents. The expense for the six months ended June 30, 2020 was primarily due to a decrease in the net unrealized fair value of deferred compensation plan investments partially offset by interest income on cash and cash equivalents.

Interest Expense and Other Financing Costs

Three months ended June 30, 2021 compared to June 30, 2020. Interest expense and other financing costs decreased $3.6 million to $6.2 million for the three months ended June 30, 2021, compared to $9.7 million for the same period in 2020 due to a decrease in interest payments as a result of a lower debt principal balance and lower average interest rate over the comparable period.

Six months ended June 30, 2021 compared to June 30, 2020.  For the six months ended June 30, 2021 and 2020, interest expense and other financing costs were $13.0 million and $21.1 million, respectively. The year-over-year decrease is primarily due to the same factors as discussed above in the quarterly section.

(Loss) Gain on Debt Extinguishment

Three months ended June 30, 2021 compared to June 30, 2020. (Loss) gain on debt extinguishment was a loss of $1.1 million for the three months ended June 30, 2021 compared to a gain of $0.1 million for the same period in 2020. During the quarter ended June 30, 2021, the Company paid down $57.0 million of debt through prepayments and wrote off $1.1 million of a pro-rata portion of the unamortized debt issuance costs and unamortized debt discount due. During the quarter ended June 30, 2020, the Company repurchased and retired outstanding debt below par in the open market and recognized a $1.0 million gain partially offset by $0.9 million in the write-off of a pro-rata portion of the unamortized debt issuance costs and unamortized debt discount due. Refer to Note 9, Debt, for further details on the 2019 Credit Agreement.

Six months ended June 30, 2021 compared to June 30, 2020. Loss on debt extinguishment was $3.9 million for the six months ended June 30, 2021, due to the write-off a pro-rata portion of the unamortized debt issuance costs and unamortized debt discount due to accelerating the paydown of debt principal under the 2019 Credit Agreement. The expense for the six months ended June 30, 2020 was due to the write-off a pro-rata portion of the unamortized debt issuance costs and unamortized debt discount due to accelerating the paydown of debt principal partially offset by gains recognized on open market debt repurchases and retirements below par.

Income Tax Expense

Three months ended June 30, 2021 compared to June 30, 2020.  The effective tax rate for the three months ended June 30, 2021 and 2020 was 22.9% and 24.5%, respectively. The decrease in the effective tax rate was primarily due to an increase in excess tax benefits on share-based compensation compared to the same period in 2020.

Six months ended June 30, 2021 compared to June 30, 2020. For the six months ended June 30, 2021 and 2020, the effective tax rate was 22.2% and 23.5%, respectively. The decrease in the effective rate was primarily due to an increase in excess tax benefits on share-based compensation compared to the same period in 2020. Refer to Note 8, Income Taxes, for further details on our income taxes.

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

The following table sets forth a reconciliation from GAAP financial measures to non-GAAP measures for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Reconciliation of non-GAAP financial measures:
Net income (GAAP)	$69,270	$44,720	$134,472	$101,886
Income tax expense	(20,629)	(14,487)	(38,291)	(31,310)
Income before income taxes	89,899	59,207	172,763	133,196
Interest expense(1)	6,086	8,267	13,396	18,795
Depreciation(2)	1,524	746	2,770	1,630
Other business taxes(3)	524	219	898	(3,077)
Amortization of acquisition-related intangible assets(4)	3,171	3,420	6,309	6,586
Stock-based compensation(5)	3,124	3,068	7,760	8,440
Acquisition, restructuring and exit costs(6)	6,544	10,105	10,933	8,563
Debt issuance costs(7)	1,304	1,312	4,097	3,701
Losses from equity method investments(8)	65	—	157	—
Adjusted EBITDA	$112,241	$86,344	$219,083	$177,834

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Reconciliation of non-GAAP financial measures:
Net income (GAAP)	$69,270	$44,720	$134,472	$101,886
Adjustments to reflect the operating performance of the Company:
i. Other business taxes(3)	524	219	898	(3,077)
ii. Amortization of acquisition-related intangible assets(4)	3,171	3,420	6,309	6,586
iii. Stock-based compensation(5)	3,124	3,068	7,760	8,440
iv. Acquisition, restructuring and exit costs(6)	6,544	10,105	10,933	8,563
v. Debt issuance costs(7)	1,304	1,312	4,097	3,701
Tax effect of above adjustments(9)	(3,667)	(4,531)	(7,499)	(6,053)
Adjusted Net Income	$80,270	$58,313	$156,970	$120,046
Tax benefit of goodwill and acquired intangibles(10)	$6,918	$6,745	$13,836	$13,473

Adjustments made to GAAP Net Income to calculate Adjusted EBITDA and Adjusted Net Income, as applicable, are:

(1)	Adding back interest paid on debt and other financing costs, net of interest income.
(2)	Adding back depreciation on property and equipment.
(3)	Adding back other business taxes.
(4)	Adding back amortization expense on acquisition‑related intangible assets.

(5)

Adding back stock‑based compensation associated with equity awards issued from pools created in connection with the management‑led buyout and various acquisitions and as a result of equity grants related to the IPO.

(6)	Adding back direct incremental costs of acquisitions, including restructuring costs.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Acquisition-related costs	$422	$(23)	$258	$(92)
Restructuring and integration costs	422	2,605	2,475	3,603
Change in value of consideration payable for acquisition of business	5,700	5,300	8,200	(200)
General and administrative	—	1,628	—	4,064
Personnel compensation and benefits	—	595	—	1,188
Total acquisition, restructuring and exit costs	$6,544	$10,105	$10,933	$8,563

(7)	Adding back debt issuance costs.
(8)	We adjust for earnings/losses on equity method investments.
(9)	Subtracting an estimate of income tax expense applied to the sum of the adjustments above.
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

The following table shows our liquidity position as of June 30, 2021 and December 31, 2020.

	June 30,	December 31,
(in thousands)	2021	2020
Cash and cash equivalents	$31,622	$22,744
Accounts and other receivables	98,684	88,182
Undrawn commitment on revolving credit facility (1)	100,000	100,000
Accounts and other payables	(90,038)	(89,422)

(1)	The balance at June 30, 2021 represents the Company’s $99.9 million revolving credit facility and a $0.1 million standby letter of credit used as collateral for THB’s real estate location.

We manage our cash balances in order to fund our day-to-day operations. Our accounts receivable consists primarily of investment management fees that have been earned but not yet received from clients, income and other taxes receivable, and amounts receivable from the funds. We perform a review of our receivables on a monthly basis to assess collectability. We continue to actively monitor the impact of the COVID-19 pandemic on the collectability of certain receivables. We maintained a $100.0 million revolving credit facility at June 30, 2021 and December 31, 2020 (under the 2019 Credit Agreement) which had approximately $100.0 million undrawn as of June 30, 2021 and December 31, 2020.

2019 Credit Agreement and 2020 and 2021 Debt Repricing

In conjunction with the USAA AMCO Acquisition, the Company entered into the 2019 Credit Agreement, dated July 1, 2019, and obtained a seven-year term loan in an aggregate principal amount of $1.1 billion. All indebtedness outstanding under the previous credit agreement was repaid and terminated as of July 1, 2019. For the three and six months ended June 30, 2021, the Company reduced outstanding debt by $57.0 million and $107.0 million, respectively. Subsequent to June 30, 2021, the Company reduced outstanding debt by $35.0 million, for a total debt reduction of $453.8 million since July 1, 2019. As of June 30, 2021, we were in compliance with our financial performance covenant. Refer to Note 4, Acquisitions, to the unaudited condensed consolidated financial statements for further details on the USAA AMCO Acquisition, as well as Note 9, Debt, for further information on the 2019 Credit Agreement.

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

2020 Swap Transaction

On March 27, 2020, the Company executed a floating-to-fixed interest rate swap transaction (“Swap”) to effectively fix the interest rate at 3.465% on $450 million of its outstanding Term Loan through the Term Loan maturity date of July 2026. At June 30, 2021, the $450 million notional value Swap had a fair value of $0.3 million, which was included in other assets on the unaudited Condensed Consolidated Balance Sheets. For the three and six months ended June 30, 2021, the Company recognized a loss, net of tax, of $3.0 million and income of $7.8 million, respectively, in accumulated other comprehensive income (loss). For the three and six months ended June 30, 2021, the Company reclassified a loss of $0.9 million and $1.7 million, respectively, from accumulated other comprehensive income (loss) to interest expense and other financing costs on the unaudited Condensed Consolidated Statements of Operations. Refer to Note 14, Derivatives, for further information on the Swap.

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

Cash Flows

The following table is derived from our unaudited Condensed Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
(in thousands)	2021	2020
Net cash provided by operating activities	$164,172	$120,911
Net cash used in investing activities	(7,317)	(6,931)
Net cash used in financing activities	(147,970)	(95,831)

Operating Activities – Cash provided by operating activities during the six months ended June 30, 2021 was $164.2 million, compared to $120.9 million of cash provided by operating activities for the same period in 2020. The $43.3 million increase in cash provided by operating activities was primarily due to a $32.6 million and $10.9 million increase in net income and non-cash items.

Cash provided by operating activities during the six months ended June 30, 2020 was $120.9 million and comprised of $101.9 million and $34.9 million of cash provided by net income and non-cash items, partially offset by $15.8 million in working capital source of cash.

Investing Activities – Cash used in investing activities during the six months ended June 30, 2021 was $7.3 million and consisted of property and equipment purchases of $5.6 million and $1.5 million of net trading activity.

Cash used in investing activities during the six months ended June 30, 2020 was $6.9 million and consisted of property and equipment purchases of $5.3 million and $1.6 million of net trading activity.

Financing Activities – Cash used in financing activities during the six months ended June 30, 2021 was $148.0 million and was mostly attributable to repayment of long-term debt under the 2019 Credit Agreement, repurchases of common stock, payment of dividends, and net activity related to stock-based equity awards of $107.0 million, $17.7 million, $14.6 million, and $8.6 million, respectively.

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

For the three and six months ended June 30, 2021, the Company recorded an increase of $5.7 million and $8.2 million, respectively, in the USAA AMCO Acquisition contingent payment liability, which is included in consideration payable for acquisition of business in the unaudited Condensed Consolidated Balance Sheets. A maximum of $150.0 million ($37.5 million per year) in contingent payments is payable to sellers based on the annual revenue of USAA Adviser attributable to all “non-managed money”-related AUM in each of the first four years following the closing. During the fourth quarter of 2020, the Company paid $37.5 million in cash to sellers for the first annual earn out period. A maximum of $112.5 million in contingent consideration ($37.5 million per year for the remaining 3 years of the earn out period) was payable to sellers at June 30, 2021.

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

As of June 30, 2021 and December 31, 2020, the amount of cash bonuses and distributions related to dividends previously declared on unvested and outstanding restricted share awards and stock options totaled $1.2 million, which was not recorded as a liability as of the balance sheet date. A liability will be recorded for these cash bonuses and dividends when the restricted shares and options vest.

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

The value of our AUM was approximately $162 billion at June 30, 2021. A 10% increase or decrease in the value of our AUM, if proportionately distributed over all of our strategies, products and client relationships, would cause an annualized increase or decrease in our revenues of approximately $90.7 million at our weighted-average fee rate of 56 basis points for the quarter ended June 30, 2021. Because of declining fee rates from larger relationships and differences in our fee rates across investment strategies, a change in the composition of our AUM, in particular, an increase in the proportion of our total AUM attributable to strategies, clients or relationships with lower effective fee rates, could have a material negative impact on our overall weighted-average fee rate. The same 10% increase or decrease in the value of our total AUM, if attributed entirely to a proportionate increase or decrease in the AUM of the Victory Funds and USAA Funds, to which we provide a range of services in addition to those provided to institutional separate accounts, would cause an annualized increase or decrease in our revenues of approximately $100.4 million at the Victory Funds’ and USAA Funds’ aggregate weighted-average fee rate of 62 basis points for the quarter ended June 30, 2021. If the same 10% increase or decrease in the value of our total AUM was attributable entirely to a proportionate increase or decrease in the assets of our institutional separate accounts, it would cause an annualized increase or decrease in our revenues of approximately $55.1 million at the weighted-average fee rate across all of our institutional separate accounts of 34 basis points for the quarter ended June 30, 2021.

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

We have not adopted a corporate-level risk management policy to manage this exchange rate risk. Assuming 10% of our AUM are invested in securities denominated in currencies other than the U.S. dollar and excluding the impact of any hedging arrangement, a 10% increase or decrease in the value of the U.S. dollar would decrease or increase the fair value of our AUM by approximately $1.5 billion, which would cause an annualized increase or decrease in revenues of approximately $8.2 million at our weighted-average fee rate for the business of 56 basis points for the quarter ended June 30, 2021.

We operate in several foreign countries and incur operating expenses associated with these operations. In addition, we have revenue and revenue-sharing arrangements that are denominated in non-U.S. currencies. We do not believe foreign currency fluctuations materially affect our results of operations.

Interest Rate Risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. On March 27, 2020, the Company executed the Swap, a floating-to-fixed interest rate swap transaction, to effectively fix the interest rate at 3.465% on $450 million of its outstanding Term Loan through the Term Loan maturity date of July 2026. Refer to Note 14, Derivatives, for further information on the Swap. At June 30, 2021, we were exposed to interest rate risk as a result of the unhedged amounts outstanding under the 2019 Credit Agreement. Refer to Note 9, Debt, for a description of the amounts outstanding as of such date and the applicable interest rate.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) at June 30, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In May 2021, the Company’s Board of Directors authorized a share repurchase program whereby the Company may repurchase up to an additional $15.0 million of the Company’s Class A common stock in the open market or in privately negotiated transactions. The amount and timing of purchases under the share repurchase program authorized in May 2021 will depend on a number of factors, including the price and availability of the Company’s shares, trading volume, capital availability, Company performance and general economic and market conditions. The program can be suspended or discontinued at any time and expires when $15 million shares of Class A common stock have been repurchased or on December 31, 2022.

During the three months ended June 30, 2021, the Company repurchased 288,130 shares of Class A common stock at a total cost of $8.3 million for an average price of $28.89 per share and $11.7 million was available for future repurchases under the current share repurchase program. As of June 30, 2021, a cumulative total of 3,757,662 shares of Class A common stock had been repurchased under programs authorized by the Company’s Board of Directors at a total cost of $63.3 million for an average price of $16.84 per share. The Board’s authorization does not obligate the Company to acquire any particular amount of Class A common stock, and may be modified, suspended or terminated at any time. The following table sets out information regarding purchases of equity securities by the Company for the three months ended June 30, 2021.

			Total Number of Shares	Approximate Dollar Value
	Total Number of	Average Price	of Class A Common	That May Yet Be Purchased
	Shares of Class A	Paid Per Share	Stock Purchased as Part of	Under Outstanding
	Common Stock	of Class A	Publicly Announced	Plans or Programs
Period	Purchased	Common Stock	Plans or Programs	(in millions)
April 1-30, 2021	132,070	$27.76	132,070	$1.4
May 1-31, 2021	84,840	29.06	84,840	13.9
June 1-30, 2021	71,220	30.77	71,220	11.7
Total	288,130	$28.89	288,130

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
101

The following information formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2021 and 2020, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020, (v) Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2021 and 2020 and the three months ended June 30, 2021 and 2020 and, (vi) Notes to Unaudited Condensed Consolidated Financial Statements for the three months ended June 30, 2021 and 2020.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of August, 2021.

VICTORY CAPITAL HOLDINGS, INC.

By:	/s/ MICHAEL D. POLICARPO
	Name:	Michael D. Policarpo
	Title:	President, Chief Financial Officer and Chief Administrative Officer