Form 10-Q
period 2021-09-30
Victory Capital Holdings, Inc.
filed 2021-11-08
CIK 1570827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share and Class B common stock, par value $0.01 per share, as of October 29, 2021 were 16,337,956 and 51,764,082 respectively.

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

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except shares data)

	September 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$64,740	$22,744
Receivables	103,180	88,182
Prepaid expenses	5,569	6,082
Investments, at fair value	29,801	23,493
Property and equipment, net	23,686	18,747
Goodwill	404,750	404,750
Other intangible assets, net	1,154,235	1,162,641
Other assets	5,069	4,090
Total assets	$1,791,030	$1,730,729

Liabilities and stockholders' equity
Accounts payable and accrued expenses	$54,058	$42,144
Accrued compensation and benefits	44,536	47,278
Consideration payable for acquisition of business	103,100	92,500
Deferred tax liability, net	56,914	37,684
Other liabilities	30,858	34,573
Long-term debt, net	633,897	769,009
Total liabilities	923,363	1,023,188

Stockholders' equity
Class A common stock, $0.01 par value per share: 2021 - 400,000,000 shares authorized, 20,149,558 shares issued and 16,203,371 shares outstanding; 2020 - 400,000,000 shares authorized, 19,388,671 shares issued and 16,205,689 shares outstanding	201	194
Class B common stock, $0.01 par value per share: 2021 - 200,000,000 shares authorized, 56,343,339 shares issued and 51,929,173 shares outstanding; 2020 - 200,000,000 shares authorized, 54,766,934 shares issued and 51,336,177 shares outstanding	563	548
Additional paid-in capital	665,898	647,602
Class A treasury stock, at cost: 2021 - 3,946,187 shares; 2020 - 3,182,982 shares	(69,565)	(47,844)
Class B treasury stock, at cost: 2021 - 4,414,166 shares; 2020 - 3,430,757 shares	(75,749)	(47,080)
Accumulated other comprehensive income (loss)	1,571	(7,460)
Retained earnings	344,748	161,581
Total stockholders' equity	867,667	707,541
Total liabilities and stockholders' equity	$1,791,030	$1,730,729

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Investment management fees	$171,355	$137,240	$499,672	$414,153
Fund administration and distribution fees	54,935	51,416	161,471	160,810
Total revenue	226,290	188,656	661,143	574,963

Expenses
Personnel compensation and benefits	55,837	47,375	172,305	144,051
Distribution and other asset-based expenses	44,859	39,123	131,185	135,613
General and administrative	13,795	13,196	40,818	38,373
Depreciation and amortization	4,377	3,936	13,456	12,152
Change in value of consideration payable for acquisition of business	2,400	2,000	10,600	1,800
Acquisition-related costs	6,007	1,148	6,265	1,056
Restructuring and integration costs	18	1,285	2,493	4,888
Total operating expenses	127,293	108,063	377,122	337,933

Income from operations	98,997	80,593	284,021	237,030

Other (expense) income
Interest income and other (expense) income	(119)	1,120	4,547	(86)
Interest expense and other financing costs	(5,853)	(8,187)	(18,853)	(29,305)
Loss on debt extinguishment	(669)	(758)	(4,596)	(1,675)
Total other expense, net	(6,641)	(7,825)	(18,902)	(31,066)

Income before income taxes	92,356	72,768	265,119	205,964

Income tax expense	(18,181)	(17,027)	(56,472)	(48,337)

Net income	$74,175	$55,741	$208,647	$157,627

Earnings per share of common stock
Basic	$1.09	$0.82	$3.08	$2.33
Diluted	$1.00	$0.76	$2.81	$2.14

Weighted average number of shares outstanding
Basic	67,980	67,743	67,840	67,785
Diluted	74,053	73,437	74,162	73,703

Dividends declared per share of common stock	$0.15	$0.06	$0.36	$0.16

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$74,175	$55,741	$208,647	$157,627

Other comprehensive income (loss), net of tax
Net unrealized income (loss) on cash flow hedges	1,276	(621)	9,078	(8,970)
Net unrealized income (loss) on foreign currency translation	(56)	37	(47)	(17)
Total other comprehensive income (loss), net of tax	1,220	(584)	9,031	(8,987)

Comprehensive income	$75,395	$55,157	$217,678	$148,640

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In thousands)

						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-In	Comprehensive	Retained
	Class A	Class B	Class A	Class B	Capital	(Loss) Income	Earnings	Total
Balance, December 31, 2020	$194	$548	$(47,844)	$(47,080)	$647,602	$(7,460)	$161,581	$707,541
Issuance of common stock	—	—	—	—	44	—	—	44
Share conversion - Class B to A	2	(2)	—	—	—	—	—	—
Repurchase of shares	—	—	(7,122)	—	—	—	—	(7,122)
Shares withheld related to net settlement of equity awards	—	—	—	(10,916)	—	—	—	(10,916)
Vesting of restricted share grants	—	9	—	—	(9)	—	—	—
Exercise of options	—	1	—	—	789	—	—	790
Other comprehensive income	—	—	—	—	—	10,771	—	10,771
Share-based compensation	—	—	—	—	5,547	—	—	5,547
Dividends paid	—	—	—	—	—	—	(6,481)	(6,481)
Net income	—	—	—	—	—	—	65,202	65,202
Balance, March 31, 2021	196	556	(54,966)	(57,996)	653,973	3,311	220,302	765,376
Issuance of common stock	—	—	—	—	53	—	—	53
Share conversion - Class B to A	2	(2)	—	—	—	—	—	—
Repurchase of shares	—	—	(8,324)	—	—	—	—	(8,324)
Shares withheld related to net settlement of equity awards	—	—	—	(4,929)	—	—	—	(4,929)
Vesting of restricted share grants	—	2	—	—	(2)	—	—	—
Exercise of options	—	2	—	—	1,551	—	—	1,553
Other comprehensive loss	—	—	—	—	—	(2,960)	—	(2,960)
Share-based compensation	—	—	—	—	4,345	—	—	4,345
Dividends paid	—	—	—	—	—	—	(8,228)	(8,228)
Net income	—	—	—	—	—	—	69,270	69,270
Balance, June 30, 2021	198	558	(63,290)	(62,925)	659,920	351	281,344	816,156
Issuance of common stock	—	—	—	—	73	—	—	73
Share conversion - Class B to A	3	(3)	—	—	—	—	—	—
Repurchase of shares	—	—	(6,275)	—	—	—	—	(6,275)
Shares withheld related to net settlement of equity awards	—	—	—	(12,824)	—	—	—	(12,824)
Vesting of restricted share grants	—	5			(5)	—	—	—
Exercise of options	—	3	—	—	1,889	—	—	1,892
Other comprehensive income	—	—	—	—	—	1,220	—	1,220
Share-based compensation	—	—	—	—	4,021	—	—	4,021
Dividends paid	—	—	—	—	—	—	(10,771)	(10,771)
Net income	—	—	—	—	—	—	74,175	74,175
Balance, September 30, 2021	$201	$563	$(69,565)	$(75,749)	$665,898	$1,571	$344,748	$867,667

						Accumulated
					Additional	Other	Retained
	Common Stock		Treasury Stock		Paid-In	Comprehensive	(Deficit)
	Class A	Class B	Class A	Class B	Capital	(Loss) Income	Earnings	Total
Balance, December 31, 2019	$181	$539	$(21,524)	$(31,386)	$624,766	$—	$(34,705)	$537,871
Issuance of common stock	—	—	—	—	26	—	—	26
Share conversion - Class B to A	4	(4)	—	—	—	—	—	—
Repurchase of shares	—	—	(4,394)	—	—	—	—	(4,394)
Shares withheld related to net settlement of equity awards	—	—	—	(8,787)	—	—	—	(8,787)
Vesting of restricted share grants	—	7	—	—	(7)	—	—
Exercise of options	—	3	—	—	1,690	—	—	1,693
Other comprehensive loss	—	—	—	—	—	(4,887)	—	(4,887)
Share-based compensation	—	—	—	—	5,993	—	—	5,993
Dividends paid	—	—	—	—	—	—	(3,601)	(3,601)
Net income	—	—	—	—	—	—	57,166	57,166
Balance, March 31, 2020	185	545	(25,918)	(40,173)	632,468	(4,887)	18,860	581,080
Issuance of common stock	—	—	—	—	32	—	—	32
Share conversion - Class B to A	2	(2)	—	—	—	—	—	—
Repurchase of shares	—	—	(7,186)	—	—	—	—	(7,186)
Shares withheld related to net settlement of equity awards	—	—	—	(739)	—	—	—	(739)
Vesting of restricted share grants	—	2	—	—	(2)	—	—
Exercise of options	—	—	—	—	1	—	—	1
Other comprehensive loss	—	—	—	—	—	(3,516)	—	(3,516)
Share-based compensation	—	—	—	—	3,887	—	—	3,887
Dividends paid	—	—	—	—	—	—	(3,439)	(3,439)
Net income	—	—	—	—	—	—	44,720	44,720
Balance, June 30, 2020	187	545	(33,104)	(40,912)	636,386	(8,403)	60,141	614,840
Issuance of common stock	—	—	—	—	35	—	—	35
Share conversion - Class B to A	6	(6)	—	—	—	—	—	—
Repurchase of shares	—	—	(9,384)	—	—	—	—	(9,384)
Shares withheld related to net settlement of equity awards	—	—	—	(1,664)	—	—	—	(1,664)
Vesting of restricted share grants	—	2	—	—	(2)	—		—
Exercise of options	—	3	—	—	1,425	—		1,428
Other comprehensive loss	—	—	—	—	—	(584)	—	(584)
Share-based compensation	—	—	—	—	3,623	—	—	3,623
Dividends paid	—	—	—	—	—	—	(4,478)	(4,478)
Net income	—	—	—	—	—	—	55,741	55,741
Balance, September 30, 2020	$193	$544	$(42,488)	$(42,576)	$641,467	$(8,987)	$111,404	$659,557

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net income	$208,647	$157,627
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	16,116	25,439
Depreciation and amortization	13,456	12,152
Deferred financing costs and derivative and accretion expense	2,655	3,411
Stock-based and deferred compensation	20,779	14,187
Change in fair value of contingent consideration obligations	10,600	1,800
Unrealized (appreciation) depreciation on investments	(4,159)	1,432
Loss on equity method investment	227	—
Loss on debt extinguishment	4,596	1,675
Changes in operating assets and liabilities:
Receivables	(14,789)	15,487
Prepaid expenses	513	(483)
Other assets	402	(11)
Accounts payable and accrued expenses	10,615	(34,160)
Accrued compensation and benefits	(5,144)	(13,994)
Other liabilities	(453)	(1,842)
Net cash provided by operating activities	264,061	182,720

Cash flows from investing activities
Purchases of property and equipment	(8,298)	(7,046)
Purchases of investments	(9,415)	(5,527)
Sales of investments	7,267	3,553
Purchase of equity method investment	—	(1,500)
Cost of asset acquisition	(586)	—
Net cash used in investing activities	(11,032)	(10,520)

Cash flows from financing activities
Issuance of Class A common stock	170	93
Issuance of Class B common stock from exercise of stock options	4,235	3,122
Repurchase of common stock	(25,872)	(22,821)
Payments of taxes related to net share settlement of equity awards	(22,109)	(9,145)
Repayments and repurchases of long-term senior debt	(142,000)	(113,387)
Payment of dividends	(25,409)	(11,518)
Receipt of consideration for acquisition	—	649
Net cash used in financing activities	(210,985)	(153,007)

Effect of changes of foreign exchange rate on cash and cash equivalents	(48)	(30)

Net increase in cash and cash equivalents	41,996	19,163
Cash and cash equivalents, beginning of period	22,744	37,121
Cash and cash equivalents, end of period	$64,740	$56,284

Supplemental cash flow information
Cash paid for interest	$14,806	$32,371
Cash paid for income taxes	49,137	27,729

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

On September 13, 2021, the Company announced that VCM had reached a definitive agreement to acquire 100% of New Energy Capital Partners (“NEC”). Founded in 2004 and based in Hanover, New Hampshire, NEC is an alternative asset management firm focused on debt and equity investments in clean energy infrastructure projects and companies. On November 1, 2021, the acquisition of NEC was completed, resulting in NEC becoming the Company’s eleventh investment franchise.

On September 24, 2021, the Company filed a Registration Statement on Form S-3 on behalf of Crestview Victory, Crestview, Reverence Capital Partners Opportunities Fund I, L.P., Reverence Capital Partners Opportunities Fund I (Cayman), L.P., and Reverence Capital Partners Opportunities Fund I (AI), L.P. (collectively, the “Reverence Capital Funds”) and RCP Lake Co-Invest, L.P.  (the “Selling Shareholders”) to permit the Selling Shareholders to sell up to 44,973,804 shares of the Company’s Class A common stock from time to time. On October 13, 2021, the Form S-3 was declared effective.

On September 27, 2021, the Company announced that its Board of Directors approved amendments to its corporate charter and bylaws to eliminate the Company’s dual-class share structure. The charter amendment is subject to shareholder approval at a Special Meeting of Stockholders scheduled for November 19, 2021.

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

In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the financial condition, results of operations, and cash flows for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current year presentation. Operating results for the three- and nine-month periods ending September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. The global spread of COVID-19 has created significant volatility, uncertainty, and economic disruption. COVID-19 did not have a material adverse effect on our reported results for the three and nine months ended September 30, 2021.

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

Management has assessed and evaluated the Company’s portfolio of active real estate leases and is currently surveying the business for other leases. As outlined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, the Company has approximately $16.5 million in undiscounted, future minimum cash commitments under net operating leases. The New Lease Standard is expected to result in a gross up on the Consolidated Balance Sheets and to have no material impact to the Consolidated Statements of Operations, liquidity or the Company’s debt covenant compliance under the current credit agreement.

NOTE 3. Revenue RECOGNITION

In accordance with revenue recognition standard requirements, the following table disaggregates our revenue by type and product:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Investment management fees
Mutual funds (Victory/USAA Funds)	$137,433	$112,983	$399,854	$337,355
ETFs (VictoryShares)	4,338	2,890	11,792	8,498
Separate accounts and other vehicles	31,357	24,318	92,000	71,920
Performance-based fees
Mutual funds (USAA Funds)	(1,402)	(2,699)	(4,394)	(2,699)
Separate accounts and other vehicles	(371)	(252)	420	(921)
Total investment management fees	171,355	137,240	499,672	414,153

Fund administration and distribution fees
Administration fees
Mutual funds (Victory/USAA Funds)	30,874	27,605	89,891	83,948
ETFs (VictoryShares)	477	370	1,378	1,055
Distribution fees
Mutual funds (Victory/USAA Funds)	7,340	6,296	21,624	18,999
Transfer agent fees
Mutual funds (USAA Funds)	16,244	17,145	48,578	56,808
Total fund administration and distribution fees	54,935	51,416	161,471	160,810

Total revenue	$226,290	$188,656	$661,143	$574,963

The following table presents balances of receivables:

(in thousands)	September 30, 2021	December 31, 2020
Customer receivables
Mutual funds (Victory/USAA Funds)	$65,512	$60,868
ETFs (VictoryShares)	1,712	1,419
Separate accounts and other vehicles	24,065	22,641
Receivables from contracts with customers	91,289	84,928
Non-customer receivables	11,891	3,254
Total receivables	$103,180	$88,182

Revenue

The Company’s revenue includes fees earned from providing;

•	investment management services,
•	fund administration services,
•	fund transfer agent services, and
•	fund distribution services.

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

NOTE 4. ACQUISITIONS

NEC Acquisition

On September 13, 2021, the Company announced that VCM had reached a definitive agreement to acquire 100% of NEC. Founded in 2004 and based in Hanover, New Hampshire, NEC is an alternative asset management firm focused on debt and equity investments in clean energy infrastructure projects and companies. On November 1, 2021, the acquisition of NEC was completed, resulting in NEC becoming the Company’s eleventh investment franchise.

Under the terms of the purchase agreement, the Company paid the sellers approximately $65 million in cash at closing and will pay up to an additional $35 million in cash based on revenue growth over a six year period following the closing date.

THB Acquisition

On March 1, 2021, the Company completed the acquisition of certain assets of THB, including without limitation, (i) certain investment advisory and business contracts, (ii) certain books and records, (iii) the investment performance track record, and (iv) all business intellectual property and proprietary software, and hired the THB investment team, resulting in THB becoming the Company’s tenth investment franchise. At March 1, 2021, the THB AUM that was acquired totaled $547 million. THB manages responsible investment portfolios in the micro-cap, small-cap and mid-cap asset classes, including U.S., global and international strategies.

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

A maximum of $150.0 million ($37.5 million per year) in contingent payments is payable to sellers based on the annual revenue of USAA Adviser attributable to all “non-managed money”-related AUM in each of the first four years following the closing. To receive any contingent payment in respect of “non-managed money”-related assets for a given year, annual revenue from “non-managed money”-related assets must be at least 80% of the revenue run-rate (as calculated under the Stock Purchase Agreement) of the USAA Adviser’s “non-managed money”-related assets under management as of the closing date, and to achieve the maximum contingent payment for a given year, such annual revenue must total at least 100% of that closing date revenue run-rate. Annual contingent payments in respect of “non-managed money”-related assets are subject to certain “catch-up” provisions set forth in the USAA Stock Purchase Agreement. During the fourth quarter of 2020, the Company paid $37.5 million in cash to sellers for the first annual earn out period. A maximum of $112.5 million in contingent consideration ($37.5 million per year for the remaining 3 years of the earn out period) was payable to sellers as of September 30, 2021.

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

Significant inputs to the valuation of contingent consideration payable to sellers as of September 30, 2021 and December 31, 2020 are as follows and are approximate values:

	September 30, 2021	December 31, 2020
Non-managed money revenue average annual growth rate	4.3%	2.8%
Market price of risk (continuous)	7.3%	6.8%
Revenue volatility	18.4%	15.6%
Discount rate	2.4%	3.1%
Years remaining in earn out period	2.1	2.9
Undiscounted estimated remaining earn out payments in millions	$105.9 - $112.5	$97.7 - $112.5

The estimated fair value of contingent consideration payable to sellers is recorded in consideration payable for acquisition of business in the unaudited Condensed Consolidated Balance Sheets and was estimated at $103.1 million at September 30, 2021, which included $37.5 million expected to be paid for the second earnout period, as compared to $92.5 million at December 31, 2020. The increase in the liability of $2.4 million and $10.6 million in the three and nine months ended September 30, 2021, respectively, and an increase of $2.0 million and $1.8 million for the three and nine months ended September 30, 2020, respectively, was recorded in change in value of consideration payable for acquisition of business in the unaudited Condensed Consolidated Statements of Operations.

Acquisition-Related Costs

Costs related to acquisitions include legal and filing fees, advisory services, mutual fund proxy voting costs and other one-time expenses related to completed and potential transactions. These costs are included in acquisition-related costs in the unaudited Condensed Consolidated Statements of Operations.

For the three and nine months ended September 30, 2021, the Company recorded $6.0 million and $6.3 million, respectively, in acquisition-related costs related to the NEC, THB and USAA AMCO acquisitions and other transactions. Included in these amounts is an estimated liability for one-time payments related to the USAA AMCO Acquisition for assets not acquired in the transaction.

Restructuring and Integration Costs

In connection with business combinations, asset purchases and changes in business strategy, the Company incurs costs integrating investment platforms, products and personnel into existing systems, processes and service provider arrangements and restructuring the business to capture operating expense synergies.

The following table presents the rollforward of restructuring and integration liabilities, which are recorded in accounts payable and accrued expenses in the unaudited Condensed Consolidated Balance Sheets, for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Liability balance, beginning of period	$0.8	$2.8	$1.0	$3.0
Severance expense	-	-	1.8	0.9
Integration costs	-	1.3	0.7	4.0
Total restructuring and integration costs	-	1.3	2.5	4.9
Settlement of liabilities	(0.3)	(1.2)	(3.0)	(5.0)
Liability balance, end of period	$0.5	$2.9	$0.5	$2.9

Restructuring and integration costs incurred in the three and nine month periods in 2021 and 2020 primarily relate to the USAA AMCO Acquisition.

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

The table below shows assets and liabilities measured at fair value on a recurring basis.

	As of September 30, 2021
(in thousands)	Total	Level 1	Level 2	Level 3
Financial Assets
Money Market Fund	$10,089	$10,089	$—	$—
Investments in Proprietary Funds	886	886	—	—
Deferred Compensation Plan Investments	28,915	28,915	—	—
Interest Rate Swap Asset	1,989	—	1,989	—
Total Financial Assets	$41,879	$39,890	$1,989	$—
Financial Liabilities
Contingent Consideration Arrangements(1)	(103,100)	—	—	(103,100)
Total Financial Liabilities	$(103,100)	$—	$—	$(103,100)

	As of December 31, 2020
(in thousands)	Total	Level 1	Level 2	Level 3
Financial Assets
Money Market Fund	$10,088	$10,088	$—	$—
Investments in Proprietary Funds	922	922	—	—
Deferred Compensation Plan Investments	22,571	22,571	—	—
Total Financial Assets	$33,581	$33,581	$—	$—
Financial Liabilities
Interest Rate Swap Liability	$(10,006)	$—	$(10,006)	$—
Contingent Consideration Arrangements(1)	(92,500)	—	—	(92,500)
Total Financial Liabilities	$(102,506)	$—	$(10,006)	$(92,500)
(1)	Refer to Note 4, Acquisitions, for further information regarding the Company’s contingent consideration arrangements.

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

The interest rate swap (the “Swap”) asset and liability represent amounts receivable or payable under a floating-to-fixed interest rate swap transaction entered into by the Company on March 27, 2020. The Swap effectively fixes the interest rate at 3.465% on $450 million of the outstanding Term Loan balance through the Term Loan’s maturity in July 2026. On February 18, 2021, pursuant to the Second Amendment, the Company lowered the spread on the Term Loan by 0.25% resulting in a new fixed rate of 3.215% on the $450 million of Term Loan subject to the Swap. The fair value of the Swap is included in the unaudited Condensed Balance Sheets in other assets at September 30, 2021 and in other liabilities as of December 31, 2020. Pricing is determined based on a third party, model-derived valuation in which all significant inputs are observable in active markets (Level 2). Refer to Note 14, Derivatives, for further detail on the Swap.

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

The following table presents the change in contingent consideration arrangement liabilities for the nine months ended September 30, 2021.

(in thousands)	Contingent Consideration Liabilities
Balance, December 31, 2020	$(92,500)
USAA AMCO change in fair value measurement	(10,600)
Balance, September 30, 2021	$(103,100)

There were no transfers between any of the Level 1, 2 and 3 categories in the fair value measurement hierarchy from December 31, 2020 to September 30, 2021. The Company recognizes transfers at the end of the reporting period.

The net carrying value of accounts receivable and accounts payable approximates fair value due to the short‑term nature of these assets and liabilities. The fair value of our long-term debt at September 30, 2021 is considered to be its carrying value as the interest rate on the bank debt is variable and approximates current market rates. As a result, Level 2 inputs are utilized to determine the fair value of our long‑term debt.

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

(in thousands)	September 30, 2021	December 31, 2020
Related party assets
Cash and cash equivalents	$10,089	$10,088
Receivables (investment management fees)	52,166	46,958
Receivables (fund administration and distribution fees)	18,012	16,971
Investments (investments in proprietary funds, fair value)	886	922
Investments (deferred compensation plan investments, fair value)	27,170	22,062
Total	$108,323	$97,001

Related party liabilities
Accounts payable and accrued expenses (fund reimbursements)	$7,015	$5,978

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Related party revenue
Investment management fees	$144,978	$115,376	$419,744	$348,653
Fund administration and distribution fees	54,935	51,416	161,471	160,809
Total	$199,913	$166,792	$581,215	$509,462

Related party expense
General and administrative	$125	$—	$388	$—
Total	$125	$—	$388	$—

Related party other income (expense)
Interest income and other income (expense)	$(330)	$828	$4,253	$(1,268)

NOTE 7. Investments

At September 30, 2021 and December 31, 2020, the Company had investments in proprietary funds and deferred compensation plan investments. Investments in proprietary funds consist entirely of seed capital investments in certain Victory Funds and USAA Funds. Deferred compensation plan investments are held under deferred compensation plans and include Victory Funds, USAA Funds and third-party mutual funds.

Unrealized and realized gains and losses on investments in proprietary funds and deferred compensation plan investments are recorded in earnings as interest income and other income (expense).

Investments in Proprietary Funds

The following table presents a summary of the cost and fair value of investments in proprietary funds:

		Gross Unrealized		Fair
(in thousands)	Cost	Gains	(Losses)	Value
As of September 30, 2021	$687	$202	$(3)	$886
As of December 31, 2020	758	164	—	922

There were no proceeds from sales and realized gains and losses from investments in proprietary funds for the three months ended September 30, 2021 and 2020. Sales and realized gains and losses for the nine months ended September 30, 2021 and 2020 were as follows:

	Sale	Realized
(in thousands)	Proceeds	Gains	(Losses)
For the nine months ended September 30, 2021	$215	$50	$—
For the nine months ended September 30, 2020	274	18	(13)

Deferred Compensation Plan Investments

The following table presents a summary of the cost and fair value of deferred compensation plan investments:

		Gross Unrealized		Fair
(in thousands)	Cost	Gains	(Losses)	Value
As of September 30, 2021	$24,125	$4,967	$(177)	$28,915
As of December 31, 2020	21,205	1,725	(359)	22,571

Proceeds from sales of deferred compensation plan investments and realized gains and losses recognized during the three and nine months ended September 30, 2021 and 2020 are as follows:

	Sale	Realized
(in thousands)	Proceeds	Gains	(Losses)
For the three months ended September 30, 2021	$3,246	$383	$(13)
For the three months ended September 30, 2020	1,289	48	(166)

	Sale	Realized
(in thousands)	Proceeds	Gains	(Losses)
For the nine months ended September 30, 2021	$7,051	$690	$(41)
For the nine months ended September 30, 2020	3,279	85	(308)

NOTE 8.  Income Taxes

The effective tax rate for the three and nine months ended September 30, 2021 and 2020 differs from the United States federal statutory rate primarily as a result of state and local income taxes and excess tax benefits on share-based compensation.

For the three months ended September 30, 2021 and 2020, the provision for income taxes was $18.2 million and $17.0 million, or 19.7% and 23.4%, of pre-tax income respectively. For the nine months ended September 30, 2021 and 2020, the provision for income taxes was $56.5 million and $48.3 million, or 21.3% and 23.5% of pre-tax income, respectively.

The effective tax rate for the three and nine months ended September 30, 2021 was lower than the effective tax rate for the same periods in 2020 mainly due to higher excess tax benefits on share-based compensation.

No valuation allowance was recorded for deferred tax assets in the periods ended September 30, 2021 and 2020.

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

During the nine months ended September 30, 2021 and 2020, the Company incurred costs of $0.4 million and $0.9 million related to the Second Amendment and First Amendment, respectively, which were recorded in general and administrative expense in the unaudited Condensed Consolidated Statements of Operations ($0 for the three months ended September 30, 2021 and 2020).

The following table summarizes the components of long-term debt in the unaudited Condensed Consolidated Balance Sheets at September 30, 2021 and December 31, 2020:

(in thousands)	September 30, 2021	December 31, 2020	Effective Interest Rate
Term Loans
Due July 2026, 2.73% interest rate	$—	$788,239	3.17%
Due July 2026, 2.39% interest rate	646,239	—	2.79%
Term loan principal outstanding	646,239	788,239
Unamortized debt issuance costs	(7,744)	(12,065)
Unamortized debt discount	(4,598)	(7,165)
Long-term debt, net	$633,897	$769,009

The 2019 Credit Agreement contains customary affirmative and negative covenants, including covenants that affect, among other things, the ability of the first lien leverage ratio, measured as of the last day of each fiscal quarter on which outstanding borrowings under the revolving credit facility exceed 35.0% of the commitments thereunder (excluding certain letters of credit), of no greater than 3.80 to 1.00. As of September 30, 2021, there were no outstanding borrowings under the revolving credit facility and the Company was in compliance with its financial performance covenant. Refer to Note 16, Subsequent Events, for information related to borrowings under the revolving credit facility subsequent to September 30, 2021.

Repayments of outstanding term loans under the 2019 Credit Agreement totaled $35.0 million and $142.0 million for the three and nine months ended September 30, 2021, respectively.

The Company recognized a loss on debt extinguishment of $0.7 million and $4.6 million in the three and nine months ended September 30, 2021, respectively, due to repayments of term loan principal and entering into the Second Amendment.

A total of $43.5 million and $114.8 million of the outstanding term loans under the 2019 Credit Agreement was repaid or repurchased and retired during the three and nine months ended September 30, 2020, respectively. The Company recognized a net loss on debt extinguishment of $0.8 million and $1.7 million in the three and nine months ended September 30, 2020 due to term loan repurchases and repayments and entering into the First Amendment.

On November 4, 2021, in connection with executing the WestEnd Purchase Agreement, the Company secured commitments for a $505.0 million senior secured incremental first lien term loan B facility. See Note 16, Subsequent Events, for additional information on the incremental facility.

Interest Expense

The following table summarizes the components of interest expense and other financing costs in the unaudited Condensed Consolidated Statements of Operations for the periods ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Interest expense	$4,002	$6,236	$13,279	$25,260
Amortization of debt issuance costs	554	739	1,801	2,275
Amortization of debt discount	257	367	854	1,136
Interest rate swap expense	947	724	2,639	205
Other	93	121	280	429
Total	$5,853	$8,187	$18,853	$29,305

NOTE 10. Equity

Shares Rollforward

The following tables present the changes in the number of shares of common stock issued and repurchased (in thousands):

	Shares of Common Stock Issued		Shares of Treasury Stock
	Class A	Class B	Class A	Class B
Balance, December 31, 2020	19,389	54,767	(3,183)	(3,431)
Issuance of shares	1	—	—	—
Share conversion - Class B to A	221	(221)	—	—
Repurchase of shares	—	—	(287)	—
Vesting of restricted share grants	—	953	—	—
Exercise of options	—	109	—	—
Shares withheld related to net settlement of equity awards	—	—	—	(431)
Balance, March 31, 2021	19,611	55,608	(3,470)	(3,862)
Issuance of shares	2	—	—	—
Share conversion - Class B to A	204	(204)	—	—
Repurchase of shares	—	—	(288)	—
Vesting of restricted share grants	—	143	—	—
Exercise of options	—	236	—	—
Shares withheld related to net settlement of equity awards	—	—	—	(159)
Balance, June 30, 2021	19,817	55,783	(3,758)	(4,021)
Issuance of shares	2	—	—	—
Share conversion - Class B to A	331	(331)	—	—
Repurchase of shares	—	—	(188)	—
Vesting of restricted share grants	—	501	—	—
Exercise of options	—	390	—	—
Shares withheld related to net settlement of equity awards	—	—	—	(393)
Balance, September 30, 2021	20,150	56,343	(3,946)	(4,414)

	Shares of Common Stock Issued		Shares of Treasury Stock
	Class A	Class B	Class A	Class B
Balance, December 31, 2019	18,100	53,937	(1,685)	(2,656)
Issuance of shares	2	—	—	—
Share conversion - Class B to A	406	(406)	—	—
Repurchase of shares	—	—	(240)	—
Vesting of restricted share grants	—	719	—	—
Exercise of options	—	288	—	—
Shares withheld related to net settlement of equity awards	—	—	—	(445)
Balance, March 31, 2020	18,508	54,538	(1,925)	(3,101)
Issuance of shares	2	—	—	—
Share conversion - Class B to A	207	(207)	—	—
Repurchase of shares	—	—	(457)	—
Vesting of restricted share grants	—	173	—	—
Exercise of options	—	—	—	—
Shares withheld related to net settlement of equity awards	—	—	—	(43)
Balance, June 30, 2020	18,717	54,504	(2,382)	(3,144)
Issuance of shares	2	—	—	—
Share conversion - Class B to A	631	(631)	—	—
Repurchase of shares	—	—	(529)	—
Vesting of restricted share grants	—	197	—	—
Exercise of options	—	330	—	—
Shares withheld related to net settlement of equity awards	—	—	—	(91)
Balance, September 30, 2020	19,350	54,400	(2,911)	(3,235)

Share Repurchase Program

In May 2021, the Company’s Board of Directors authorized a share repurchase program whereby the Company may repurchase up to an additional $15.0 million of the Company’s Class A common stock in the open market or in privately negotiated transactions. The Board’s authorization does not obligate the Company to acquire any particular amount of Class A common stock. The amount and timing of purchases under the share repurchase program authorized in May 2021 will depend on a number of factors, including the price and availability of the Company’s shares, trading volume, capital availability, Company performance and general economic and market conditions. The program can be modified, suspended or discontinued at any time and expires when $15 million shares of Class A common stock have been repurchased or on December 31, 2022.

During the three and nine months ended September 30, 2021, the Company repurchased 188,525 and 763,205 shares of Class A common stock at a total cost of $6.3 million and $21.7 million for an average price of $33.29 and $28.46 per share. As of September 30, 2021, a total of $5.4 million was available for future repurchases under the current share repurchase program, and a cumulative total of 3,946,187 shares of Class A common stock had been repurchased under programs authorized by the Company’s Board of Directors at a total cost of $69.6 million for an average price of $17.63 per share.

Dividend Payments

Dividends paid or payable for the three and nine months ended September 30, 2021 totaled $10.8 million and $25.5 million, respectively, and included $10.2 million and $24.4 million for quarterly dividends and $0.6 million and $1.1 million in cash bonuses and distributions related to dividends previously declared upon vesting of restricted stock and stock option awards.

NOTE 11. Share‑Based Compensation

Current Period Activity

During the three months ended September 30, 2021, the Company issued restricted stock awards for 10,153 shares of common stock, of which awards for 8,178 shares were fully vested on the grant date and awards for 1,975 shares vest based on service over a three year period. For the nine months ended September 30, 2021, the Company issued restricted stock awards for 260,753 shares of common stock, of which awards for 27,282 shares were fully vested on the grant date, awards for 6,595 shares vest based on service over a two year period, and awards for 226,876 shares vest based on service over a three year period.

Stock option award and restricted stock award activity during the nine months ended September 30, 2021 and 2020 was as follows:

	Shares Subject to Stock Option Awards
	Nine Months Ended September 30,
	2021			2020
	Avg wtd	Avg wtd		Avg wtd	Avg wtd
	grant-date	exercise		grant-date	exercise
	fair value	price	Units	fair value	price	Units
Outstanding at beginning of period	$3.91	$6.50	6,865,101	$3.83	$6.27	7,880,167
Forfeited	5.27	10.67	(76,849)	5.86	12.40	(8,746)
Exercised	3.72	5.77	(734,712)	3.44	5.06	(617,412)
Outstanding at end of the period	$3.92	$6.54	6,053,540	$3.86	$6.36	7,254,009
Vested	$3.86	$6.37	5,809,189	$3.73	$5.97	6,641,955
Unvested	5.29	10.62	244,351	5.30	10.67	612,054

	Restricted Stock Awards
	Nine Months Ended September 30,
	2021		2020
	Avg wtd grant-		Avg wtd grant-
	date fair value	Units	date fair value	Units
Unvested at beginning of period	$14.99	2,827,008	$14.29	3,215,619
Granted	26.96	260,753	16.65	781,843
Vested	14.53	(1,596,839)	14.35	(1,089,780)
Forfeited	16.38	(121,424)	15.88	(78,839)
Unvested at end of period	$17.70	1,369,498	$14.98	2,828,843

At September 30, 2021 and December 31, 2020, the amount of cash bonuses and distributions related to dividends previously declared on unvested and outstanding restricted share awards and stock options totaled $0.8 million and $1.2 million, respectively, which was not recorded as a liability as of the balance sheet date. A liability will be recorded for these cash bonuses and dividends when the restricted shares and options vest.

The Company recorded $4.0 million and $3.6 million of share-based compensation expense in the three months ended September 30, 2021 and 2020, respectively, and $13.9 million and $13.5 million of share-based compensation in the nine months ended September 30, 2021 and 2020, respectively, in personnel compensation and benefits in the unaudited Condensed Consolidated Statements of Operations.

NOTE 12. Earnings Per Share

The following table sets forth the reconciliation of basic earnings per share and diluted earnings per share from net income for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands except per share amounts)	2021	2020	2021	2020
Net income	$74,175	$55,741	$208,647	$157,627
Shares:
Basic: Weighted average number of shares outstanding	67,980	67,743	67,840	67,785
Plus: Incremental shares from assumed conversion of dilutive instruments	6,073	5,694	6,322	5,918
Diluted: Weighted average number of shares outstanding	74,053	73,437	74,162	73,703
Earnings per share
Basic:	$1.09	$0.82	$3.08	$2.33
Diluted:	$1.00	$0.76	$2.81	$2.14

Outstanding instruments excluded from the computation of weighted average shares for diluted earnings per share because the effect would be anti-dilutive were de minimus in amount for the three months and nine months ended September 30, 2021 and 2020. Holders of non-vested share-based compensation awards do not have rights to receive nonforfeitable dividends on the shares covered by the awards.

NOTE 13. Accumulated Other Comprehensive Income (Loss)

The following table presents changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2021 and 2020.

		Cumulative
	Cash Flow	Translation
(in thousands)	Hedges (a)	Adjustment	Total
Balance, December 31, 2020	$(7,573)	$113	$(7,460)
Other comprehensive income (loss) before reclassification and tax	9,356	(63)	9,293
Tax impact	(2,275)	16	(2,259)
Reclassification adjustments, before tax	2,639	—	2,639
Tax impact	(642)	—	(642)
Net current period other comprehensive income (loss)	9,078	(47)	9,031
Balance, September 30, 2021	$1,505	$66	$1,571
Balance, December 31, 2019	$—	$—	$—
Other comprehensive loss before reclassification and tax	(11,977)	(23)	(12,000)
Tax impact	2,853	6	2,859
Reclassification adjustments, before tax	205	—	205
Tax impact	(51)	—	(51)
Net current period other comprehensive loss	(8,970)	(17)	(8,987)
Balance, September 30, 2020	$(8,970)	$(17)	$(8,987)
(a)	Reclassifications out of accumulated other comprehensive income (loss) related to cash flow hedges are recorded in interest expense and other financing costs.

NOTE 14. DERIVATIVES

Interest Rate Swaps

On March 27, 2020, the Company entered into the Swap to manage interest rate risk associated with a portion of its floating-rate long-term debt. The Company does not purchase or hold any derivative instruments for trading or speculative purposes. Under the terms of the Swap, the Company pays interest at a fixed rate of interest on a quarterly basis and receives interest at the three-month LIBOR rate in effect for that quarter. The notional value, fixed rate of interest and expiration date of the Swap as of September 30, 2021 were $450 million – 0.965% – July 1, 2026. Refer to Note 5, Fair Value Measurements, for additional disclosures regarding fair value measurements.

The designation of a derivative instrument as a hedge and its ability to meet the hedge accounting criteria determine how the Company reflects the change in fair value of the derivative instrument. A derivative qualifies for hedge accounting treatment if, at inception, it meets defined correlation and effectiveness criteria. These criteria require that the anticipated cash flows and/or changes in fair value of the hedging instrument substantially offset those of the position being hedged. The Swap is assessed for effectiveness and continued qualification for hedge accounting on a quarterly basis. For the three and nine months ended September 30, 2021 and since inception, the Swap was deemed to be highly effective.

The Swap is designated as a cash flow hedge. Accordingly, the Swap is measured at fair value with mark-to-market gains or losses deferred and included in accumulated other comprehensive income (loss), net of tax, to the extent the hedge is determined to be effective. Gains or losses from the Swap are reclassified to interest expense in the same period during which the hedged transaction affects earnings. The amount payable to the Swap counterparty at September 30, 2021 of $0.9 million is recorded in other liabilities in the unaudited Condensed Consolidated Balance Sheets.

The following table summarizes the classification of the Swap in the unaudited Condensed Consolidated Balance Sheets at September 30, 2021 (in thousands):

Balance Sheets	Description	September 30, 2021	December 31, 2020
Other assets (Other liabilities)	Fair value of interest rate swap	$1,989	$(10,006)
	Notional amount	450,000	450,000

The following table summarizes the effects of the Swap in the unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2021 and 2020 (in thousands):

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Statement of Operations	Description	2021	2020	2021	2020
Interest expense and other financing costs	Loss reclassified from AOCI(L)	$947	$724	$2,639	$205

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Statements of Comprehensive Income	Description	2021	2020	2021	2020
Other comprehensive income (loss)	Income (loss) recognized in AOCI(L), net of tax	$1,276	$(621)	$9,078	$(8,970)

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

Equity method investments are recorded in other assets in the unaudited Condensed Consolidated Balance Sheets. At September 30, 2021 and December 31, 2020, the Company’s equity method investment in Alderwood totaled $1.2 million and $1.4 million, respectively. Gains and losses from equity method investments are recorded in interest income and other income (expense) in the unaudited Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2021, losses from equity method investments were $0.1 million and $0.2 million, respectively ($0 for the three and nine months ended September 30, 2020).

NOTE 16. SUBSEQUENT EVENTS

On October 12, 2021, the Company paid $37.5 million in cash to sellers for the second annual earn out period for the USAA AMCO Acquisition.

On and effective November 1, 2021, the Company completed its acquisition of NEC. The Company paid approximately $65 million in cash at closing, funded by cash on hand and $7.5 million in borrowings against its revolving line of credit.

On November 4, 2021, our Board of Directors declared a quarterly cash dividend of $0.17 per share on Victory common stock. The dividend is payable on December 10, 2021, to stockholders of record on December 27, 2021.

WestEnd Advisors, LLC Purchase Agreement

On November 4, 2021, the Company entered into a definitive agreement (the “WestEnd Purchase Agreement”) with WestEnd Advisors, LLC (“WestEnd”), pursuant to which the Company has agreed to purchase 100% of the equity interests of WestEnd (the “WestEnd Acquisition”) on the terms and subject to the conditions therein. Founded in 2004, and headquartered in Charlotte, North Carolina, WestEnd is an ETF strategist advisor that provides financial advisors with a turnkey, core model allocation strategy for either a holistic solution or complementary source of alpha. The firm offers four primary ETF strategies and one large cap core strategy, all in tax efficient Separately Managed Account (SMA) structures.

The aggregate purchase price (the “WestEnd Purchase Price”) to be paid by the Company is (i) $480 million in cash, payable at the closing of the WestEnd acquisition (the “WestEnd Closing”) and (ii) contingent earn-out payments based on net revenue of the WestEnd business during each of the first four years following the WestEnd Closing, subject to certain “catch-up” provisions over a five and one half year period following the WestEnd Closing. A maximum of $320.0 million ($80.0 million per year) in earn-out payments may be paid.  The WestEnd Purchase Price is subject to adjustments based on the level of client consents received, net working capital, debt, cash and unpaid transaction expenses. Closing is subject to customary approvals, conditions and consents.

In connection with entering into the WestEnd Purchase Agreement, the Company secured  commitments  for a  $505.0 million senior secured incremental first lien term loan B facility. The availability of the incremental facility is subject to the satisfaction of certain customary conditions precedent. Neither the closing of the incremental facility, nor the receipt of any other financing, is a condition to the WestEnd Closing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to the “Company,” “Victory,” or in the first-person notations of “we,” “us,” and “our” shall mean Victory Capital Holdings, Inc., a Delaware corporation, and its wholly-owned subsidiaries.

The following discussion is intended to assist in the understanding of our financial position at September 30, 2021 and December 31, 2020, results of operations for the three and nine months ended September 30, 2021 and 2020, and cash flows for the nine months ended September 30, 2021 and 2020, and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2020. This discussion and analysis contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2020.

Overview

Our Business – We are a diversified global asset management firm with $159.9 billion in assets under management as of September 30, 2021. The Company operates a next-generation business model combining boutique investment qualities with the benefits of a fully integrated, centralized operating and distribution platform.

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

Franchises – Our Franchises are operationally integrated but are separately branded and make investment decisions independently from one another within guidelines established by their respective investment mandates. Our integrated model creates a supportive environment in which our investment professionals, largely unencumbered by administrative and operational responsibilities, can focus on their pursuit of investment excellence. Victory Capital Management Inc. (“VCM”) employs all of our U.S. investment professionals across our Franchises, which are not separate legal entities.

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

We have grown our AUM from $17.9 billion following the management-led buyout with Crestview GP in August 2013 to $159.9 billion at September 30, 2021. We attribute this growth to our success in sourcing acquisitions and evolving them into organic growers, generating strong investment returns, and developing institutional, retail, and direct to investor channels with deep penetration.

THB Asset Management Acquisition – Effective March 1, 2021, the Company completed the acquisition of certain assets of THB Asset Management (“THB”). The acquisition expanded and diversified our investment platform, adding capacity constrained assets classes. The team manages strategies in U.S. micro-cap, small-cap and mid-cap assets classes as well as international small cap and global small cap portfolios; all of which are asset classes in which active management is an important part of a well-diversified portfolio. At March 1, 2021, the THB AUM that was acquired totaled $547 million.

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

A maximum of $150.0 million ($37.5 million per year) in contingent payments is payable to sellers based on the annual revenue of USAA Adviser attributable to all “non-managed money”-related AUM in each of the first four years following the closing date. In 2020, we paid $37.5 million in cash to sellers for the first annual contingent payment. Subsequent to September 30, 2021, the Company paid $37.5 million in cash to sellers for the second annual contingent payment, resulting in a reduction of the liability to $65.6 million as of the date of filing.

The estimated fair value of contingent consideration payable to sellers was estimated at $103.1 million at September 30, 2021 as compared to $92.5 million at December 31, 2020 and is included in consideration payable for acquisition of business in the unaudited Condensed Consolidated Balance Sheets. The increase in the liability of $10.6 million in the first nine months of 2021 was recorded in change in value of consideration payable for acquisition of business in the unaudited Condensed Consolidated Statements of Operations.

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

Business Highlights

Assets under management:

•

AUM at September 30, 2021 decreased by $2.0 billion, or 1.3%, to $159.9 billion from $161.9 billion at June 30, 2021, driven by negative market action of $2.1 billion. Net flows for the quarter ended September 30, 2021 were comprised of $131 million of net long-term inflows and $113 million of net short-term outflows.

•

AUM at September 30, 2021 and 2020 was $159.9 billion and $132.7 billion, respectively. We generated $5.8 billion in gross flows and $18 million in positive net flows for the three months ended September 30, 2021 compared to $5.4 billion in gross flows and $3.0 billion in negative net flows for the same period in 2020. Net flows for the three months ended September 30, 2021 were comprised of $131 million of long-term inflows and $113 million of short-term outflows.

•

AUM at September 30, 2021 and 2020 was $159.9 billion and $132.7 billion, respectively. We generated $22.7 billion in gross flows and $1.0 billion in negative net flows for the nine months ended September 30, 2021 compared to $29.9 billion in gross flows and $17.8 billion in negative net flows for the same period in 2020. Net flows for the nine months ended September 30, 2021 were comprised of $0.6 billion of net long-term outflows and $0.4 billion of net short-term outflows.

Investment performance:

•

45 of our Victory Capital mutual funds and ETFs had overall Morningstar ratings of four or five stars and 65% of our fund and ETF AUM were rated four or five stars overall by Morningstar. 65% of our strategies by AUM had investment returns in excess of their respective benchmarks over a one-year period, 68% over a three-year period, 77% over a five-year period and 72% over a ten-year period. On an equal-weighted basis, 64% of our strategies have outperformed their benchmarks over a one-year period, 53% over a three-year period, 61% over a five-year period and 64% over a ten-year period.

Financial highlights:

•

Total revenue for the three months ended September 30, 2021 was $226.3 million compared to $188.7 million for the same period in 2020. For the nine months ended September 30, 2021 and 2020, total revenue was $661.1 million and $575.0 million, respectively.

•

Net income was $74.2 million for the three months ended September 30, 2021 compared to $55.7 million for the same period in 2020. For the nine months ended September 30, 2021 and 2020, net income was $208.6 million and $157.6 million, respectively.

•

Adjusted EBITDA was $115.0 million for the three months ended September 30, 2021, or 50.8% of revenue, compared to $95.6 million, or 50.7% of revenue, for the same period in 2020. For the nine months ended September 30, 2021, Adjusted EBITDA was $334.1 million, or 50.5% of revenue, compared to $273.5 million, or 47.6% of revenue, for the same period in 2020. Refer to “Supplemental Non-GAAP Financial Information” for further information about the Adjusted EBITDA calculation and reconciliation of generally accepted accounting principles (“GAAP”) net income to Adjusted EBITDA.

•

Adjusted Net Income with tax benefit was $92.6 million for the three months ended September 30, 2021 compared to $73.4 million for the three months ended September 30, 2020. For the nine months ended September 30, 2021, Adjusted Net Income with tax benefit was $263.4 million compared to $206.9 million for the same period in 2020. Refer to “Supplemental Non-GAAP Financial Information” for further information about the Adjusted Net Income calculation and reconciliation of GAAP net income to Adjusted Net Income.

Other:

•

On September 13, 2021, the Company announced that VCM had reached a definitive agreement to acquire 100% of New Energy Capital Partners (“NEC”). Founded in 2004 and based in Hanover, New Hampshire, NEC is an alternative asset management firm focused on debt and equity investments in clean energy infrastructure projects and companies. On November 1, 2021, the acquisition of NEC was completed, resulting in NEC becoming the Company’s eleventh investment franchise.

•

On September 24, 2021, the Company filed a Registration Statement on Form S-3 on behalf of Crestview Victory, Crestview, Reverence Capital Partners Opportunities Fund I, L.P., Reverence Capital Partners Opportunities Fund I (Cayman), L.P., and Reverence Capital Partners Opportunities Fund I (AI), L.P. (collectively, the “Reverence Capital Funds”) and RCP Lake Co-Invest, L.P.  (the “Selling Shareholders”) to permit the Selling Shareholders to sell up to 44,973,804 shares of the Company’s Class A common stock from time to time. On October 13, 2021, the Form S-3 was declared effective.

•

On September 27, 2021, the Company issued a press release announcing that its Board of Directors approved amendments to its corporate charter and bylaws to eliminate the Company’s dual-class share structure. The charter amendment is subject to shareholder approval at a Special Meeting of Stockholders scheduled for November 19, 2021.

•	On October 28, 2021, the Company announced it was named in the Top 10 of Fortune’s 100 Fastest-Growing Companies for 2021.
•

On November 4, 2021, the Company entered into the WestEnd Purchase Agreement, pursuant to which the Company has agreed to purchase 100% of the equity interests of WestEnd, on the terms and subject to the conditions set forth therein. The WestEnd Acquisition is expected to close by the end of 2021, and is subject to the satisfaction of certain closing conditions. Founded in 2004, and headquartered in Charlotte, North Carolina, WestEnd provides financial advisors with a turnkey, core model allocation strategy for either a holistic solution or complementary source of alpha. The firm offers four primary ETF strategies and one large cap core strategy, all in tax efficient Separately Managed Account (SMA) structures. See Item 5, Other Information, for further details on the WestEnd Acquisition.

•

In connection with entering into the WestEnd Purchase Agreement, the Company secured commitments for a $505.0 million senior secured incremental first lien term loan B facility letter. The availability of the incremental facility is subject to the satisfaction of certain customary conditions precedent. Neither the closing of the incremental facility, nor the receipt of any other financing, is a condition to the WestEnd Closing.

Key Performance Indicators

The following table is a summary of key performance indicators utilized by management to assess results of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions, except for basis points and percentages)	2021	2020	2021	2020
AUM at period end	$159,889	$132,662	$159,889	$132,662
Average AUM	162,469	133,096	157,344	135,378
Gross flows	5,781	5,433	22,689	29,935
Net short term flows	(113)	(96)	(430)	(8,311)
Net long term flows	131	(2,878)	(550)	(9,445)
Net flows	18	(2,974)	(980)	(17,756)
Total revenue	226.3	188.7	661.1	575.0
Revenue on average AUM	55.3 bps	56.4 bps	56.2 bps	56.7 bps
Net income	74.2	55.7	208.6	157.6
Adjusted EBITDA(1)	115.0	95.6	334.1	273.5
Adjusted EBITDA Margin(2)	50.8%	50.7%	50.5%	47.6%
Adjusted Net Income(1)	85.6	66.7	242.6	186.7
Tax benefit of goodwill and acquired intangibles(3)	6.9	6.7	20.8	20.2

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

The following table presents our AUM by asset class as of the dates indicated:

	As of
	September 30,
(in millions)	2021	2020
Solutions	$39,376	$30,767
Fixed Income	36,897	35,848
U.S. Mid Cap Equity	29,798	22,540
U.S. Small Cap Equity	19,863	14,453
Global / Non-U.S. Equity	15,570	11,974
U.S. Large Cap Equity	14,803	13,242
Other	416	207
Total Long-Term Assets	156,722	129,031
Money Market & Short-Term Assets	3,166	3,631
Total	$159,889	$132,662

The following tables summarize our asset flows by asset class for the periods indicated:

	U.S. Mid	U.S. Small		U.S. Large	Global /				Money
	Cap	Cap	Fixed	Cap	Non-U.S.			Total	Market /
(in millions)	Equity	Equity	Income	Equity	Equity	Solutions	Other	Long-term	Short-term	Total
For the Three Months Ended September 30, 2021
Beginning AUM	$30,340	$20,617	$36,410	$15,284	$15,931	$39,640	$460	$158,682	$3,254	$161,936
Gross client cash inflows	1,217	1,491	1,588	79	514	774	26	5,689	92	5,781
Gross client cash outflows	(1,332)	(1,315)	(1,262)	(359)	(481)	(734)	(75)	(5,558)	(205)	(5,763)
Net client cash flows	(114)	175	326	(281)	34	41	(49)	131	(113)	18
Market appreciation / (depreciation)	(449)	(898)	57	(115)	(374)	(289)	6	(2,061)	(1)	(2,062)
Net transfers	21	(32)	103	(85)	(21)	(15)	(1)	(30)	27	(3)
Ending AUM	$29,798	$19,863	$36,897	$14,803	$15,570	$39,376	$416	$156,722	$3,166	$159,889
For the Three Months Ended September 30, 2020
Beginning AUM	$22,483	$14,083	$35,622	$12,524	$11,130	$29,305	$195	$125,343	$3,727	$129,070
Gross client cash inflows	760	1,061	1,470	147	463	1,155	11	5,067	367	5,433
Gross client cash outflows	(1,890)	(1,175)	(1,850)	(753)	(568)	(1,694)	(16)	(7,944)	(463)	(8,408)
Net client cash flows	(1,129)	(114)	(380)	(606)	(105)	(539)	(5)	(2,878)	(96)	(2,974)
Market appreciation / (depreciation)	1,259	591	607	1,141	948	2,001	19	6,566	1	6,566
Net transfers	(73)	(107)	(2)	182	1	—	(1)	—	—	—
Ending AUM	$22,540	$14,453	$35,848	$13,242	$11,974	$30,767	$207	$129,031	$3,631	$132,662

		U.S.		U.S.
	U.S. Mid	Small		Large	Global /				Money
	Cap	Cap	Fixed	Cap	Non-U.S.			Total	Market /
(in millions)	Equity	Equity	Income	Equity	Equity	Solutions	Other	Long-term	Short-term	Total
Nine Months Ended September 30, 2021
Beginning AUM	$26,230	$18,368	$36,599	$14,230	$13,982	$34,041	$257	$143,706	$3,534	$147,241
Gross client cash inflows	4,371	3,800	5,362	268	2,179	6,288	120	22,388	301	22,689
Gross client cash outflows	(5,125)	(4,439)	(5,913)	(1,199)	(1,669)	(4,463)	(130)	(22,937)	(732)	(23,669)
Net client cash flows	(754)	(639)	(551)	(931)	510	1,825	(9)	(550)	(430)	(980)
Market appreciation / (depreciation)	4,328	1,743	516	1,741	1,255	3,651	125	13,359	—	13,359
Net transfers(1)	(6)	391	333	(237)	(177)	(140)	43	207	62	269
Ending AUM	$29,798	$19,863	$36,897	$14,803	$15,570	$39,376	$416	$156,722	$3,166	$159,889
Nine Months Ended September 30, 2020
Beginning AUM	$26,347	$17,346	$37,973	$14,091	$12,603	$31,649	$236	$140,245	$11,587	$151,832
Gross client cash inflows	3,177	3,291	4,918	600	1,570	3,917	32	17,506	12,429	29,935
Gross client cash outflows	(5,666)	(3,878)	(7,515)	(2,159)	(1,827)	(5,855)	(52)	(26,951)	(20,740)	(47,691)
Net client cash flows	(2,489)	(587)	(2,597)	(1,558)	(256)	(1,938)	(20)	(9,445)	(8,311)	(17,756)
Market appreciation / (depreciation)	(1,220)	(2,142)	749	520	(399)	1,045	(13)	(1,461)	48	(1,413)
Net transfers	(99)	(164)	(278)	190	27	11	5	(307)	307	—
Ending AUM	$22,540	$14,453	$35,848	$13,242	$11,974	$30,767	$207	$129,031	$3,631	$132,662

(1)

The nine months ended September 30, 2021 includes the transfer in of $547 million of assets associated with the THB Asset Management acquisition, which closed on March 1, 2021 partially offset by $250 million of seed capital that USAA liquidated and $25 million related to Victory’s closure of two mutual funds and an ETF.

The following table presents our AUM by distribution channel as of the dates indicated:

	As of September 30,
	2021		2020
(in millions)	Amount	% of total	Amount	% of total
Investor	$69,189	43%	$65,261	49%
Institutional	47,210	30%	34,814	26%
Retail	43,489	27%	32,587	25%
Total AUM(1)	$159,889	100%	$132,662	100%

(1)The allocation of AUM by distribution channel involves the use of estimates and the exercise of judgment.

The following tables summarize our asset flows by vehicle for the periods indicated:

			Separate
			Accounts and
			Other Pooled
(in millions)	Mutual Funds (1)	ETFs (2)	Vehicles (3)	Total
Three Months Ended September 30, 2021
Beginning AUM	$123,164	$4,354	$34,418	$161,936
Gross client cash inflows	4,256	109	1,416	5,781
Gross client cash outflows	(4,751)	(23)	(989)	(5,763)
Net client cash flows	(495)	86	427	18
Market appreciation (depreciation)	(1,242)	(41)	(779)	(2,062)
Net transfers	(60)	(28)	85	(3)
Ending AUM	$121,367	$4,371	$34,151	$159,889
Three Months Ended September 30, 2020
Beginning AUM	$100,430	$3,462	$25,179	$129,070
Gross client cash inflows	4,251	18	1,164	5,433
Gross client cash outflows	(6,847)	(139)	(1,421)	(8,408)
Net client cash flows	(2,596)	(121)	(257)	(2,974)
Market appreciation (depreciation)	5,151	147	1,269	6,566
Net transfers	(63)	—	63	—
Ending AUM	$102,921	$3,488	$26,254	$132,662

			Separate
			Accounts and
			Other Pooled
(in millions)	Mutual Funds (1)	ETFs (2)	Vehicles (3)	Total
Nine Months Ended September 30, 2021
Beginning AUM	$112,998	$3,976	$30,267	$147,241
Gross client cash inflows	14,781	589	7,320	22,689
Gross client cash outflows	(16,420)	(310)	(6,939)	(23,669)
Net client cash flows	(1,640)	279	381	(980)
Market appreciation (depreciation)	10,212	520	2,627	13,359
Net transfers(4)	(204)	(404)	876	269
Ending AUM	$121,367	$4,371	$34,151	$159,889
Nine Months Ended September 30, 2020
Beginning AUM	$118,605	$4,213	$29,014	$151,832
Gross client cash inflows	26,617	363	2,954	29,935
Gross client cash outflows	(42,204)	(814)	(4,673)	(47,691)
Net client cash flows	(15,587)	(451)	(1,718)	(17,756)
Market appreciation (depreciation)	(33)	(274)	(1,105)	(1,413)
Net transfers	(63)	—	63	—
Ending AUM	$102,921	$3,488	$26,254	$132,662

(1)Includes institutional and retail share classes, money market and Variable Insurance Products or VIP funds.

(2)	Excludes assets managed for other proprietary product (i.e. funds of funds) in order to adjust for double counting.
(3)	Includes collective trust funds, wrap program accounts, UMAs, UCITS, private funds and non-U.S. domiciled pooled vehicles.
(4)

The nine months ended September 30, 2021 includes the transfer in of $547 million of assets associated with the THB Asset Management acquisition, which closed on March 1, 2021 partially offset by $250 million of seed capital that USAA liquidated and $25 million related to Victory’s closure of two mutual funds and an ETF.

September 30, 2021 AUM compared to June 30, 2021 AUM. At September 30, 2021, our total AUM was $159.9 billion, a decrease of $2.0 billion, or 1.3%, from $161.9 billion at June 30, 2021, primarily driven by negative market action of $2.1 billion.

Net inflows into our fixed income and U.S small cap equity strategies of $0.3 billion and $0.2 billion, respectively, were partially offset by outflows from our U.S. large cap and U.S. mid cap equity strategies of $0.3 billion and $0.1 billion, respectively.

September 30, 2021 AUM compared to December 31, 2020 AUM.  Total AUM increased by $12.6 billion, or 8.6%, to $159.9 billion at September 30, 2021 compared to $147.2 billion at December 31, 2020. The increase in AUM was primarily due to positive market action of $13.4 billion and acquired assets of $547 million partially offset by net outflows of $1.0 billion and seed capital liquidation and fund closures of $275 million.

Net inflows into our Solutions platform and global / non-U.S. equity strategies of $1.8 billion and $0.5 billion, respectively, were offset by outflows from our domestic equity strategies, fixed income strategies and money market and short-term assets of $2.3 billion, $0.6 billion and $0.4 million, respectively.

GAAP Results of Operations

The following table presents our GAAP results of operations for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2021	2020	2021	2020
Revenue
Investment management fees	$171,355	$137,240	$499,672	$414,153
Fund administration and distribution fees	54,935	51,416	161,471	160,810
Total revenue	226,290	188,656	661,143	574,963

Expenses
Personnel compensation and benefits	55,837	47,375	172,305	144,051
Distribution and other asset-based expenses	44,859	39,123	131,185	135,613
General and administrative	13,795	13,196	40,818	38,373
Depreciation and amortization	4,377	3,936	13,456	12,152
Change in value of consideration payable for acquisition of business	2,400	2,000	10,600	1,800
Acquisition-related costs	6,007	1,148	6,265	1,056
Restructuring and integration costs	18	1,285	2,493	4,888
Total operating expenses	127,293	108,063	377,122	337,933

Income from operations	98,997	80,593	284,021	237,030

Other income (expense)
Interest income and other income (expense)	(119)	1,120	4,547	(86)
Interest expense and other financing costs	(5,853)	(8,187)	(18,853)	(29,305)
Loss on debt extinguishment	(669)	(758)	(4,596)	(1,675)
Total other expense, net	(6,641)	(7,825)	(18,902)	(31,066)

Income before income taxes	92,356	72,768	265,119	205,964

Income tax expense	(18,181)	(17,027)	(56,472)	(48,337)

Net income	$74,175	$55,741	$208,647	$157,627

Earnings per share of common stock
Basic	$1.09	$0.82	$3.08	$2.33
Diluted	$1.00	$0.76	$2.81	$2.14

Weighted average number of shares outstanding
Basic	67,980	67,743	67,840	67,785
Diluted	74,053	73,437	74,162	73,703

Dividends declared per share of common stock	$0.15	$0.06	$0.36	$0.16

Investment Management Fees

Three months ended September 30, 2021 compared to September 30, 2020. Investment management fees increased by $34.1 million, or 24.9%, to $171.4 million for the three months ended September 30, 2021 from $137.2 million for the same period in 2020 due to an increase in average AUM over the comparable period, partially offset by a decline in revenue realization. Average AUM was $162.5 billion for the three months ended September 30, 2021 compared to $133.1 billion for the same period in 2020.

Nine months ended September 30, 2021 compared to September 30, 2020.  Investment management fees increased by $85.5 million, or 20.6%, to $499.7 million for the nine months ended September 30, 2021 from $414.2 million for the same period in 2020 due to the same factors as discussed above in the quarterly section. Average AUM was $157.3 billion and $135.4 billion, respectively, for the nine months ended September 30, 2021 and 2020.

Fund Administration and Distribution Fees

Three months ended September 30, 2021 compared to September 30, 2020.  Fund administration and distribution fees increased by $3.5 million, or 6.8%, to $54.9 million for the three months ended September 30, 2021 from $51.4 million for the same period in 2020 due to an increase fund administration fees, partially offset by a decrease in transfer agent fees and a shift in the mix of assets to lower 12b-1 paying share classes.

Nine months ended September 30, 2021 compared to September 30, 2020.  Fund administration and distribution fees were relatively flat, increasing $0.7 million, or 0.4%, to $161.5 million for the nine months ended September 30, 2021 from $160.8 million for the same period in 2020 due to the same factors as discussed above in the quarterly section.

Personnel Compensation and Benefits

The following table presents the components of GAAP personnel compensation and benefits expense for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Salaries, payroll related taxes and employee benefits	$19,633	$18,360	$67,604	$55,347
Incentive compensation	27,690	22,306	76,464	63,639
Sales-based compensation(1)	4,493	3,086	14,325	10,374
Equity awards granted to employees and directors(2)	4,021	3,623	13,912	13,503
Acquisition and transaction-related compensation	—	—	—	1,188
Total personnel compensation and benefits expense	$55,837	$47,375	$172,305	$144,051

(1)	Represents sales-based commissions paid to our distribution teams. Sales-based compensation varies based on gross client cash flows and revenue earned on sales.
(2)

Equity awards typically vest over several years based on service and the achievement of specific business and financial targets. The value of the equity awards is recognized as compensation expense over the vesting period.

Three months ended September 30, 2021 compared to September 30, 2020.  Personnel compensation and benefits were $55.8 million for the three months ended September 30, 2021, an increase of $8.5 million, or 17.9%, from $47.4 million for the same period in 2020 due to the combination of an increase in the headcount due to the launch of the new direct to investor digital platform and an increase in incentive compensation as a result of an increase in earnings over the comparable period. Incentive compensation and equity awards granted to employees and directors were $27.7 million and $4.0 million, respectively, for the three months ended September 30, 2021, compared to $22.3 million and $3.6 million, respectively, for the same period in 2020. Salaries, payroll related taxes and employee benefits were $19.6 million and $18.4 million, respectively, for the three months ended September 30, 2021 and 2020.

Nine months ended September 30, 2021 compared to September 30, 2020.  Personnel compensation and benefits increased by $28.3 million, or 19.6%, to $172.3 million for the nine months ended September 30, 2021 from $144.1 million for the same period in 2020 due to the same factors as discussed above in the quarterly section. Salaries, payroll related taxes and employee benefits were $67.6 million and $55.3 million, respectively, for the nine months ended September 30, 2021 and 2020. Incentive compensation and equity awards granted to employees and directors were $76.5 million and $13.9 million, respectively, for the nine months ended September 30, 2021 compared to $63.6 million and $13.5 million, respectively, for the same period in 2020.

Distribution and Other Asset‑Based Expenses

The following table presents the components of distribution and other asset-based expenses for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Broker-dealer distribution fees	$6,611	$5,594	$19,393	$17,045
Platform distribution fees	27,529	24,082	80,801	90,971
Sub-administration	4,366	3,894	12,750	11,182
Sub-advisory	3,627	3,057	10,059	9,116
Middle-office	2,726	2,496	8,182	7,299
Total distribution and other asset-based expenses	$44,859	$39,123	$131,185	$135,613

Three months ended September 30, 2021 compared to September 30, 2020.  Distribution and other asset-based expenses are primarily based on AUM. For the three months ended September 30, 2021, distribution and other asset-based expenses were $44.9 million, an increase of $5.7 million, or 14.7%, from $39.1 million for the same period in 2020. The increase is primarily due to an increase in platform and broker dealer distribution fees as a result of higher average AUM over the comparable period.

Nine months ended September 30, 2021 compared to September 30, 2020. Distribution and other asset-based expenses were $131.2 million for the nine months ended September 30, 2021, a decrease of $4.4 million, or 3.3%, from $135.6 million for the same period in 2020 primarily due to a change in asset mix of our underlying retail distribution platforms.

General and Administrative

Three months ended September 30, 2021 compared to September 30, 2020. General and administrative expenses were $13.8 million for the three months ended September 30, 2021 compared to $13.2 million for the same period in 2020. The increase of $0.6 million, or 4.5%, was primarily due to increases in technology and professional fees partially offset by a reduction in transition service agreement costs related to the USAA AMCO Acquisition, which ended in the fourth quarter of 2020.

Nine months ended September 30, 2021 compared to September 30, 2020.  For the nine months ended September 30, 2021 and 2020, general and administrative expenses were $40.8 million and $38.4 million, respectively, for a year over year increase of $2.4 million, or 6.4%. The increase was due to the same factors as discussed above in the quarterly section.

Depreciation and Amortization

Three months ended September 30, 2021 compared to September 30, 2020. Depreciation and amortization increased by $0.4 million, or 11.2%, to $4.4 million for the three months ended September 30, 2021 from $3.9 million for the same period in 2020, due to the addition of depreciation expense related to the launch of the Company’s new direct to investor digital platform, which went live in November 2020.

Nine months ended September 30, 2021 compared to September 30, 2020. Depreciation and amortization increased by $1.3 million, or 10.7%, to $13.5 million for the nine months ended September 30, 2021 from $12.2 million for the same period in 2020, due to the same factors as discussed above in the quarterly section.

Change in Value of Consideration Payable for Acquisition of Business

Three months ended September 30, 2021 compared to September 30, 2020. The fair value of the contingent consideration associated with the USAA AMCO acquisition increased by $2.4 million, resulting in a change in the estimated fair value of consideration payable of $2.4 million for the three months ended September 30, 2021. Refer to Note 4, Acquisitions, for further details on the fair value of contingent consideration payable.

Nine months ended September 30, 2021 compared to September 30, 2020. The fair value of the contingent consideration associated with the USAA AMCO acquisition increased by $10.6 million, resulting in a change in the estimated fair value of consideration payable of $10.6 million for the nine months ended September 30, 2021. Refer to Note 4, Acquisitions, for further details on the fair value of contingent consideration payable.

Acquisition‑Related Costs

Three months ended September 30, 2021 compared to September 30, 2020. Acquisition-related costs for the three months ended September 30, 2021 were $6.0 million and $1.1 million for the three months ended September 30, 2020. The September 30, 2021 acquisition related costs were primarily related to an estimated liability for potential one-time payments related to a prior acquisition.

Nine months ended September 30, 2021 compared to September 30, 2020.  Acquisition-related costs for the nine months ended September 30, 2021 and 2020 were $6.3 million and $1.1 million, respectively. The increase for the nine months ended September 30, 2021 was due to the same factors as discussed above in the quarterly section.

Restructuring and Integration Costs

Three months ended September 30, 2021 compared to September 30, 2020. Restructuring and integration costs for the three months ended September 30, 2021 was $18 thousand and $1.3 million for the three months ended September 30, 2020. The decrease is primarily due to integration and conversion costs related to the USAA AMCO Acquisition in 2020.

Nine months ended September 30, 2021 compared to September 30, 2020.  Restructuring and integration costs were $2.5 million and $4.9 million, respectively, for the nine months ended September 30, 2021 and 2020. The nine months ended September 30, 2021 restructuring and integration costs were related to personnel restructuring within the direct to investor business compared to integration and conversion costs associated with the USAA AMCO Acquisition in 2020.

Interest Income and Other Income (Expense)

Three months ended September 30, 2021 compared to September 30, 2020. Interest income and other income/(expense) was expense of $0.1 million for the three months ended September 30, 2021 compared to income of $1.1 million for the same period in 2020. The expense for the three months ended September 30, 2021 was primarily due to a $0.7 million decrease in the net unrealized fair value of deferred compensation plan investments. The income for the three months ended September 30, 2020 was primarily due to a $0.9 million increase in the net unrealized fair value of deferred compensation plan investments.

Nine months ended September 30, 2021 compared to September 30, 2020.  For the nine months ended September 30, 2021 and 2020, interest income and other income/(expense) was income of $4.5 million and expense of $0.1 million, respectively. The higher income for the nine months ended September 30, 2021 was primarily due to unrealized gains on deferred compensation plan investments and interest income on cash and cash equivalents. The expense for the nine months ended September 30, 2020 was primarily due to a decrease in the net unrealized fair value of deferred compensation plan investments partially offset by interest income on cash and cash equivalents.

Interest Expense and Other Financing Costs

Three months ended September 30, 2021 compared to September 30, 2020. Interest expense and other financing costs decreased $2.3 million to $5.9 million for the three months ended September 30, 2021, compared to $8.2 million for the same period in 2020 due to a decrease in interest payments as a result of a lower debt principal balance and lower average interest rate over the comparable period.

Nine months ended September 30, 2021 compared to September 30, 2020.  For the nine months ended September 30, 2021 and 2020, interest expense and other financing costs were $18.9 million and $29.3 million, respectively. The year-over-year decrease is primarily due to the same factors as discussed above in the quarterly section.

Loss on Debt Extinguishment

Three months ended September 30, 2021 compared to September 30, 2020. Loss on debt extinguishment was $0.7 million for the three months ended September 30, 2021 compared to $0.8 million for the same period in 2020. During the quarter ended September 30, 2021, the Company paid down $35.0 million of debt through prepayments and wrote off $0.7 million of a pro-rata portion of the unamortized debt issuance costs and unamortized debt discount due. During the quarter ended September 30, 2020, the Company repaid or repurchased and retired $43.5 million of outstanding term loans and recorded a $0.8 million loss on debt extinguishment. Refer to Note 9, Debt, for further details on the 2019 Credit Agreement.

Nine months ended September 30, 2021 compared to September 30, 2020. Loss on debt extinguishment was $4.6 million for the nine months ended September 30, 2021, due to repayments of term loan principal and entering into the Second Amendment. Loss on debt extinguishment was $1.7 million for the nine months ended September 30, 2020, due to term loan repurchases and repayments and entering into the First Amendment.

Income Tax Expense

Three months ended September 30, 2021 compared to September 30, 2020.  The effective tax rate for the three months ended September 30, 2021 and 2020 was 19.7% and 23.4%, respectively. The decrease in the effective tax rate was primarily due to an increase in excess tax benefits on share-based compensation compared to the same period in 2020.

Nine months ended September 30, 2021 compared to September 30, 2020. For the nine months ended September 30, 2021 and 2020, the effective tax rate was 21.3% and 23.5%, respectively. The decrease in the effective rate was primarily due to an increase in excess tax benefits on share-based compensation compared to the same period in 2020. Refer to Note 8, Income Taxes, for further details on our income taxes.

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

The following table sets forth a reconciliation from GAAP financial measures to non-GAAP measures for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Reconciliation of non-GAAP financial measures:
Net income (GAAP)	$74,175	$55,741	$208,647	$157,627
Income tax expense	(18,181)	(17,027)	(56,472)	(48,337)
Income before income taxes	92,356	72,768	265,119	205,964
Interest expense(1)	5,561	7,497	18,957	26,292
Depreciation(2)	1,693	814	4,463	2,444
Other business taxes(3)	376	256	1,274	(2,821)
Amortization of acquisition-related intangible assets(4)	2,684	3,122	8,993	9,708
Stock-based compensation(5)	2,851	2,806	10,611	11,246
Acquisition, restructuring and exit costs(6)	8,425	6,996	19,358	15,559
Debt issuance costs(7)	960	1,386	5,057	5,087
Losses from equity method investments(8)	70	—	227	—
Adjusted EBITDA	$114,976	$95,645	$334,059	$273,479

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Reconciliation of non-GAAP financial measures:
Net income (GAAP)	$74,175	$55,741	$208,647	$157,627
Adjustments to reflect the operating performance of the Company:
i. Other business taxes(3)	376	256	1,274	(2,821)
ii. Amortization of acquisition-related intangible assets(4)	2,684	3,122	8,993	9,708
iii. Stock-based compensation(5)	2,851	2,806	10,611	11,246
iv. Acquisition, restructuring and exit costs(6)	8,425	6,996	19,358	15,559
v. Debt issuance costs(7)	960	1,386	5,057	5,087
Tax effect of above adjustments(9)	(3,824)	(3,642)	(11,323)	(9,695)
Adjusted Net Income	$85,647	$66,665	$242,617	$186,711
Tax benefit of goodwill and acquired intangibles(10)	$6,918	$6,745	$20,754	$20,218

Adjustments made to GAAP Net Income to calculate Adjusted EBITDA and Adjusted Net Income, as applicable, are:

(1)	Adding back interest paid on debt and other financing costs, net of interest income.
(2)	Adding back depreciation on property and equipment.
(3)	Adding back other business taxes.
(4)	Adding back amortization expense on acquisition‑related intangible assets.
(5)

Adding back stock‑based compensation associated with equity awards issued from pools created in connection with the management‑led buyout and various acquisitions and as a result of equity grants related to the IPO.

(6)	Adding back direct incremental costs of acquisitions, including restructuring costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Acquisition-related costs	$6,007	$1,148	$6,265	$1,056
Restructuring and integration costs	18	1,285	2,493	4,888
Change in value of consideration payable for acquisition of business	2,400	2,000	10,600	1,800
General and administrative	—	2,563	—	6,627
Personnel compensation and benefits	—	—	—	1,188
Total acquisition, restructuring and exit costs	$8,425	$6,996	$19,358	$15,559

(7)	Adding back debt issuance costs.
(8)	We adjust for earnings/losses on equity method investments.
(9)	Subtracting an estimate of income tax expense applied to the sum of the adjustments above.
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

The following table shows our liquidity position as of September 30, 2021 and December 31, 2020.

	September 30,	December 31,
(in thousands)	2021	2020
Cash and cash equivalents	$64,740	$22,744
Accounts and other receivables	103,180	88,182
Undrawn commitment on revolving credit facility (1)	100,000	100,000
Accounts and other payables	(98,594)	(89,422)

(1)	The balance at September 30, 2021 represents the Company’s $99.9 million revolving credit facility and a $0.1 million standby letter of credit used as collateral for THB’s real estate location.

We manage our cash balances in order to fund our day-to-day operations. Our accounts receivable consists primarily of investment management fees that have been earned but not yet received from clients, income and other taxes receivable, and amounts receivable from the funds. We perform a review of our receivables on a monthly basis to assess collectability. We continue to actively monitor the impact of the COVID-19 pandemic on the collectability of certain receivables. We maintained a $100.0 million revolving credit facility at September 30, 2021 and December 31, 2020 (under the 2019 Credit Agreement) which had approximately $100.0 million undrawn as of September 30, 2021 and December 31, 2020.

2019 Credit Agreement and 2020 and 2021 Debt Repricing

In conjunction with the USAA AMCO Acquisition, the Company entered into the 2019 Credit Agreement, dated July 1, 2019, and obtained a seven-year term loan in an aggregate principal amount of $1.1 billion. All indebtedness outstanding under the previous credit agreement was repaid and terminated as of July 1, 2019. For the three and nine months ended September 30, 2021, the Company reduced outstanding debt by $35.0 million and $142.0 million, respectively, for a total debt reduction of $453.8 million since July 1, 2019. As of September 30, 2021, we were in compliance with our financial performance covenant. Refer to Note 4,

Acquisitions, to the unaudited condensed consolidated financial statements for further details on the USAA AMCO Acquisition, as well as Note 9, Debt, for further information on the 2019 Credit Agreement.

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

WestEnd Credit Facilities Commitments

On November 4, 2021, the Company entered into the WestEnd Purchase Agreement, pursuant to which the Company has agreed to purchase 100% of the equity interests of WestEnd on the terms and subject to the conditions therein. In connection with entering into the WestEnd Purchase Agreement, on November 4, 2021 the Company secured commitments for a $505.0 million senior secured incremental first lien term loan B facility. The availability of the incremental facility is subject to the satisfaction of certain customary conditions precedent.

Proceeds from the incremental facility are expected to be used to finance the WestEnd Acquisition and the payment of certain fees, commissions and expenses in connection therewith.

2020 Swap Transaction

On March 27, 2020, the Company executed a floating-to-fixed interest rate swap transaction (“Swap”) to effectively fix the interest rate at 3.465% on $450 million of its outstanding Term Loan through the Term Loan maturity date of July 2026. On February 18, 2021, pursuant to the Second Amendment, the Company lowered the spread on the Term Loan by 0.25% resulting in a new fixed rate of 3.215% on the $450 million of Term Loan subject to the Swap. At September 30, 2021, the $450 million notional value Swap had a fair value of $2.0 million, which was included in other assets on the unaudited Condensed Consolidated Balance Sheets. For the three and nine months ended September 30, 2021, the Company recognized income, net of tax, of $1.3 million and $9.1 million, respectively, in accumulated other comprehensive income (loss). For the three and nine months ended September 30, 2021, the Company reclassified a loss of $0.9 million and $2.6 million, respectively, from accumulated other comprehensive income (loss) to interest expense and other financing costs on the unaudited Condensed Consolidated Statements of Operations. Refer to Note 14, Derivatives, for further information on the Swap.

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

Cash Flows

The following table is derived from our unaudited Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Net cash provided by operating activities	$264,061	$182,720
Net cash used in investing activities	(11,032)	(10,520)
Net cash used in financing activities	(210,985)	(153,007)

Operating Activities – Cash provided by operating activities during the nine months ended September 30, 2021 was $264.1 million, compared to $182.7 million of cash provided by operating activities for the same period in 2020. The $81.3 million increase in cash provided by operating activities was primarily due to a $51.0 million increase in net income and $26.1 million increase in working capital source of cash.

Cash provided by operating activities during the nine months ended September 30, 2020 was $182.7 million and comprised of $157.6 million and $60.1 million of cash provided by net income and non-cash items, partially offset by $35.0 million in working capital source of cash.

Investing Activities – Cash used in investing activities during the nine months ended September 30, 2021 was $11.0 million and consisted of primarily of property and equipment purchases of $8.3 million and $2.1 million of net trading activity.

Cash used in investing activities during the nine months ended September 30, 2020 was $10.5 million and consisted of property and equipment purchases of $7.0 million, $1.6 million of net trading activity and $1.5 million for an equity investment in Alderwood Partners LLP (“Alderwood”).

Financing Activities – Cash used in financing activities during the nine months ended September 30, 2021 was $211.0 million and was mostly attributable to repayment of long-term debt under the 2019 Credit Agreement, repurchases of common stock, payment of dividends, and net activity related to stock-based equity awards of $142.0 million, $25.9 million, $25.4 million, and $17.7 million, respectively.

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

For the three and nine months ended September 30, 2021, the Company recorded an increase of $2.4 million and $10.6 million, respectively, in the USAA AMCO Acquisition contingent payment liability, which is included in consideration payable for acquisition of business in the unaudited Condensed Consolidated Balance Sheets. A maximum of $150.0 million ($37.5 million per year) in contingent payments is payable to sellers based on the annual revenue of USAA Adviser attributable to all “non-managed money”-related AUM in each of the first four years following the closing. In the fourth quarter of 2020, the Company paid $37.5 million in cash to sellers for the first annual earn out period. A maximum of $112.5 million in contingent consideration ($37.5 million per year for the remaining 3 years of the earn out period) was payable to sellers at September 30, 2021. Subsequent to September 30, 2021, the Company paid $37.5 million in cash to sellers for the second annual earn out period.

There were no other significant changes to our contractual obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2020.

Off‑Balance Sheet Arrangements

In connection with dividends declared in December 2017, holders of restricted stock awards that were unvested at the time such dividends were declared are entitled to be paid the dividends as and when the restricted stock vests. Holders of stock options that were unvested at the time the December 2017 dividend was declared are entitled to receive a cash bonus equivalent of the December 2017 dividend as and when their stock options vest.

The Company announced the initiation of quarterly cash dividends in August 2019. Holders of restricted stock awards that are unvested at the time the quarterly dividends are declared are entitled to be paid these dividends as and when the restricted stock vests.

As of September 30, 2021 and December 31, 2020, the amount of cash bonuses and distributions related to dividends previously declared on unvested and outstanding restricted share awards and stock options totaled $0.8 million and $1.2 million, respectively, which was not recorded as a liability as of the balance sheet date. A liability will be recorded for these cash bonuses and dividends when the restricted shares and options vest.

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

The value of our AUM was approximately $160 billion at September 30, 2021. A 10% increase or decrease in the value of our AUM, if proportionately distributed over all of our strategies, products and client relationships, would cause an annualized increase or decrease in our revenues of approximately $88.0 million at our weighted-average fee rate of 55 basis points for the quarter ended September 30, 2021. Because of declining fee rates from larger relationships and differences in our fee rates across investment strategies, a change in the composition of our AUM, in particular, an increase in the proportion of our total AUM attributable to strategies, clients or relationships with lower effective fee rates, could have a material negative impact on our overall weighted-average fee rate. The same 10% increase or decrease in the value of our total AUM, if attributed entirely to a proportionate increase or decrease in the AUM of the Victory Funds and USAA Funds, to which we provide a range of services in addition to those provided to institutional separate accounts, would cause an annualized increase or decrease in our revenues of approximately $99.2 million at the Victory Funds’ and USAA Funds’ aggregate weighted-average fee rate of 62 basis points for the quarter ended September 30, 2021. If the same 10% increase or decrease in the value of our total AUM was attributable entirely to a proportionate increase or decrease in the assets of our institutional separate accounts, it would cause an annualized increase or decrease in our revenues of approximately $49.6 million at the weighted-average fee rate across all of our institutional separate accounts of 31 basis points for the quarter ended September 30, 2021.

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

We have not adopted a corporate-level risk management policy to manage this exchange rate risk. Assuming 10% of our AUM are invested in securities denominated in currencies other than the U.S. dollar and excluding the impact of any hedging arrangement, a 10% increase or decrease in the value of the U.S. dollar would decrease or increase the fair value of our AUM by approximately $1.6 billion, which would cause an annualized increase or decrease in revenues of approximately $8.8 million at our weighted-average fee rate for the business of 55 basis points for the quarter ended September 30, 2021.

We operate in several foreign countries and incur operating expenses associated with these operations. In addition, we have revenue and revenue-sharing arrangements that are denominated in non-U.S. currencies. We do not believe foreign currency fluctuations materially affect our results of operations.

Interest Rate Risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. On March 27, 2020, the Company executed the Swap, a floating-to-fixed interest rate swap transaction, to effectively fix the interest rate at 3.465% on $450 million of its outstanding Term Loan through the Term Loan maturity date of July 2026. On February 18, 2021, pursuant to the Second Amendment, the Company lowered the spread on the Term Loan by 0.25% resulting in a new fixed rate of 3.215% on the $450 million of Term Loan subject to the Swap. Refer to Note 14, Derivatives, for further information on the Swap. At September 30, 2021, we were exposed to interest rate risk as a result of the unhedged amounts outstanding under the 2019 Credit Agreement. Refer to Note 9, Debt, for a description of the amounts outstanding as of such date and the applicable interest rate.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) at September 30, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On November 4, 2021, the Company entered into the WestEnd Advisors Purchase Agreement. Risk factors related to the WestEnd Acquisition are discussed below, and should be read together with, the risk factors disclosed in our latest annual report on Form 10-K.

The WestEnd Acquisition is subject to closing conditions, including certain conditions that may not be satisfied on a timely basis or may not be satisfied at all. Failure to complete the WestEnd Acquisition could have material and adverse effects on the Company.

The completion of the WestEnd Acquisition is subject to a number of closing conditions, including (1) the receipt of client consents representing revenues of at least 80% of a baseline revenue amount, (2) the expiration of the applicable waiting period under the HSR Act, (3) the absence of any material adverse effect (as defined in the WestEnd Purchase Agreement) on the business of WestEnd, (4) certain WestEnd principals not having been terminated and not having resigned (or given notice of resignation) and employment documentation with such principals remaining in full force and effect and (5) other customary closing conditions. In addition, the WestEnd Purchase Agreement contains customary termination rights for WestEnd and the Company, including in the event the WestEnd Acquisition is not consummated on or before May 4, 2022.

If the WestEnd Acquisition is not completed on a timely basis or at all, our ongoing business may be adversely affected. Additionally, in the event that the WestEnd Acquisition is not completed, the Company will be subject to a number of risks without realizing any of the benefits of having completed the WestEnd Acquisition, including the following:

•	We will be required to pay our costs relating to the WestEnd Acquisition, such as legal, accounting and financial advisory fees;
•	Time and resources committed by our management to matters relating to the WestEnd Acquisition could otherwise have been devoted to pursuing other beneficial opportunities; and
•

The market price of our securities could decline to the extent that the current market price reflects a market assumption that the WestEnd Acquisition will not be completed, or to the extent that the WestEnd Acquisition is fundamental to our business strategy.

We may not realize the benefits we expect from the WestEnd Acquisition because of integration difficulties and other challenges.

The success of the WestEnd Acquisition will depend in large part on the success of integrating the personnel, operations, strategies, technologies and other components of the businesses following the completion of the WestEnd Acquisition. The Company may fail to realize some or all of the anticipated benefits of the WestEnd Acquisition if the integration process takes longer than expected or is more costly than expected. The failure of the Company to meet the challenges involved in successfully integrating the operations of WestEnd or to otherwise realize any of the anticipated benefits of the WestEnd Acquisition could impair the operations of the Company.

The increase in indebtedness in connection with the WestEnd Acquisition may expose us to material risks.

As of September 30, 2021, we had $646.2 million of outstanding term loans under the Existing Credit Agreement. In connection with the WestEnd Acquisition, we expect to incur a substantial amount of additional indebtedness. On November 4, 2021, the Company secured commitments for a $505.0 million senior secured incremental first lien term loan B facility. Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. Subsequent to the closing of the WestEnd Acquisition, any substantial decrease in net operating cash flows or any substantial increase in expenses could make it difficult for us to meet our debt service requirements or force us to modify our operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer purchases of equity securities.

In May 2021, the Company’s Board of Directors authorized a share repurchase program whereby the Company may repurchase up to an additional $15.0 million of the Company’s Class A common stock in the open market or in privately negotiated transactions. The Board’s authorization does not obligate the Company to acquire any particular amount of Class A common stock. The amount and timing of purchases under the share repurchase program authorized in May 2021 will depend on a number of factors, including the price and availability of the Company’s shares, trading volume, capital availability, Company performance and general economic and market conditions. The program can be modified, suspended or discontinued at any time and expires when $15 million shares of Class A common stock have been repurchased or on December 31, 2022.

During the three months ended September 30, 2021, the Company repurchased 188,525 shares of Class A common stock at a total cost of $6.3 million for an average price of $33.29 per share and $5.4 million was available for future repurchases under the current share repurchase program. As of September 30, 2021, a cumulative total of 3,946,187 shares of Class A common stock had been repurchased under programs authorized by the Company’s Board of Directors at a total cost of $69.6 million for an average price of $17.63 per share. The following table sets out information regarding purchases of equity securities by the Company for the three months ended September 30, 2021.

			Total Number of Shares	Approximate Dollar Value
	Total Number of	Average Price	of Class A Common	That May Yet Be Purchased
	Shares of Class A	Paid Per Share	Stock Purchased as Part of	Under Outstanding
	Common Stock	of Class A	Publicly Announced	Plans or Programs
Period	Purchased	Common Stock	Plans or Programs	(in millions)
July 1-31, 2021	65,775	$31.82	65,775	$9.6
August 1-31, 2021	63,025	33.97	63,025	7.5
September 1-30, 2021	59,725	34.18	59,725	5.4
Total	188,525	$33.29	188,525

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

WestEnd Purchase Agreement

On November 4, 2021, the Company entered into the WestEnd Purchase Agreement, pursuant to which the Company has agreed to purchase 100% of the equity interests of WestEnd on the terms and subject to the conditions therein. Founded in 2004, and headquartered in Charlotte, North Carolina, WestEnd is an ETF strategist advisor that provides financial advisors with a turnkey, core model allocation strategy for either a holistic solution or complementary source of alpha. The firm offers four primary ETF strategies and one large cap core strategy, all in tax efficient Separately Managed Account (SMA) structures.

Subject to the adjustments described below, the WestEnd Purchase Price to be paid by the Company for the equity interests of WestEnd is (i) $480 million in cash paid at the WestEnd Closing, which is expected to be funded with proceeds of the incremental facility described below, and (ii) contingent earn-out payments described below.  The earnout payments are payable if the WestEnd business achieves certain net revenue targets based on an annual growth rate for each of the four years following the WestEnd Closing, subject to certain “catch-up” provisions over a five and one half year period following the WestEnd Closing. A maximum of $320.0 million ($80.0 million per year) in earnout payments may be made following the WestEnd Closing.

The WestEnd Purchase Price will be reduced if WestEnd does not obtain client consents relating to the assignment of WestEnd client contracts representing a certain level of revenue, and is further subject to adjustments for working capital, debt, cash and unpaid transaction expenses, as described in the WestEnd Purchase Agreement.

The WestEnd Closing is subject to (1) the receipt of client consents representing revenues of at least 80% of a baseline revenue amount, (2) the expiration of the applicable waiting period under the HSR Act, (3) the absence of any material adverse effect (as defined in the WestEnd Purchase Agreement) on the business of WestEnd, (4) certain WestEnd principals not having been terminated and not having resigned (or given notice of resignation) and employment documentation with such principals remaining in full force and effect and (5) other customary closing conditions.  The WestEnd Acquisition is expected to close by the end of 2021, subject to the satisfaction or waiver of such conditions.

The WestEnd Acquisition contains customary termination rights for the WestEnd and the Company, including in the event the WestEnd Acquisition is not consummated on or before May 4, 2022.

The foregoing description of the WestEnd Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the WestEnd Purchase Agreement, a copy of which is attached hereto as Exhibit 2.1 and is incorporated herein by reference.

The WestEnd Purchase Agreement and the above description of the WestEnd Purchase Agreement have been included to provide investors with information regarding the terms of the WestEnd Purchase Agreement and are not intended to provide any other factual information about the Company, WestEnd or their respective affiliates.  The representations, warranties and covenants contained in the WestEnd Purchase Agreement were made only for purposes of the WestEnd Purchase Agreement and as of specific dates, were solely for the benefit of the parties to the WestEnd Purchase Agreement and may be subject to limitations agreed upon by the parties in connection with negotiating the terms of the WestEnd Purchase Agreement, including being qualified by confidential disclosures made by each party to the other for the purposes of allocating contractual risk between them that differ from those applicable to investors.  In addition, certain representations and warranties may be subject to a contractual standard of materiality different from those generally applicable to investors and may have been used for the purpose of allocating risk between the parties rather than establishing matters as facts.  Information concerning the subject matter of the representations, warranties and covenants may change after the date of the WestEnd Purchase Agreement, which subsequent information may or may not be fully reflected in public disclosures by the Company.  Investors should not rely on the representations, warranties and covenants or any description thereof as characterizations of the actual state of facts or condition of the Company, WestEnd or any of their respective affiliates or businesses.

In connection with entering into the WestEnd Purchase Agreement, the Company secured commitments for a $505.0 million senior secured incremental first lien term loan B facility.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description
2.1	Unit Purchase Agreement, dated November 4, 2021, by and among Victory Capital Holdings, Inc., WestEnd Advisors, LLC, and the other parties listed thereto
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101

The following information formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2021 and 2020, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020, (v) Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2021 and 2020 and the three months ended June 30, 2021 and 2020 and the three months ended September 30, 2021 and 2020 and, (vi) Notes to Unaudited Condensed Consolidated Financial Statements for the nine months ended September 30, 2021 and 2020.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of November, 2021.

VICTORY CAPITAL HOLDINGS, INC.

By:	/s/ MICHAEL D. POLICARPO
	Name:	Michael D. Policarpo
	Title:	President, Chief Financial Officer and Chief Administrative Officer