Form 10-K
period 2021-12-31
Victory Capital Holdings, Inc.
filed 2022-03-14
CIK 1570827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2021 was $502.8 million.

The number of outstanding shares of the registrant's Common Stock, par value $0.01 per share as of February 28, 2022 was 68,750,266.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement related to its 2022 Annual Stockholders’ Meeting to be filed within 120 days of the end of the fiscal year ended December 31, 2021, are incorporated by reference into Part III hereof. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the registrant’s proxy statement is not deemed to be filed as part hereof.

Auditor’s PCAOB ID Number: 42 Auditor Name: Ernst & Young LLP        Auditor Location: Cleveland, Ohio

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

Item 1. Business

Overview

We are a diversified global asset management firm with $183.7 billion in total assets under management (“AUM”) as of December 31, 2021. Our differentiated business model combines boutique investment qualities of traditional and alternative investment managers with the benefits of an integrated, centralized operating and distribution platform.

Victory Capital provides specialized investment strategies to institutions, intermediaries, retirement platforms and individual investors. With 12 autonomous Investment Franchises and a Solutions Platform, Victory Capital offers a wide array of investment products, including actively and passively managed mutual funds, rules-based and active exchange traded funds (“ETFs”), institutional separate accounts, variable insurance products (“VIPs”), Environmental, Social, and Governance (“ESG”) and impact investment strategies, alternative investments, private closed end funds, and a 529 Education Savings Plan. Victory Capital’s strategies are also offered through third-party investment products, including mutual funds, third-party ETF model strategies, retail separately managed accounts (“SMAs”) and unified managed accounts (“UMAs”) through wrap account programs, Collective Investment Trusts (“CITs”), and undertakings for the collective investment in transferrable securities (“UCITs”). As of December 31, 2021, our Franchises and our Solutions Platform collectively managed a diversified set of 130 investment strategies for a wide range of institutional and retail clients and direct investors.

Our design logos and the marks “Victory Capital,” “Victory Capital Management,” “Victory Funds,” “VictoryShares,” “CEMP,” “CEMP Volatility Weighted Indexes,” “INCORE Capital Management,” “Integrity,” “Integrity Asset Management,” “Munder,” “Munder Capital Management,” “New Energy Capital,” “THB,” “The Munder Funds,” “NewBridge,” “NewBridge Asset Management,” “RS Funds,” “RS Investments,” “Sophus Capital,” “Sycamore Capital,” “Trivalent Investments,” “USAA Investments,” and “USAA Mutual Funds” are owned or licensed for a period of time by us or one of our subsidiaries. All other trademarks, service marks and trade names appearing in this report are the property of their respective owners.

Business History and Organization

Victory Capital Holdings, Inc. was formed in 2013 for the purpose of acquiring Victory Capital Management (“VCM”) and Victory Capital Services, Inc. (“VCS”) from KeyCorp. VCM is a U.S. registered investment adviser (“RIA”) managing assets through open-end mutual funds, institutional separate accounts, CITs, wrap account programs, UCITs, private funds, and ETFs. VCM also provides mutual fund administrative services for the Victory Portfolios, Victory Variable Insurance Funds and the mutual fund series of the Victory Portfolios II (collectively, the “Victory Funds”), a family of open-end mutual funds; and, VictoryShares (the Company’s ETF brand), as well as USAA branded investment products, which includes the USAA Mutual Fund Trust, a family of open-end mutual funds (the “USAA Funds”). In 2021, the Company acquired WestEnd Advisors (“WestEnd”), which maintains its own RIA, which is an affiliate RIA that receives certain services from VCM. VCM employs all the Company’s United States investment professionals across all 12 Franchises and its Solutions Platform. VCM’s wholly owned subsidiaries include RS Investment Management (Singapore) Pte. Ltd., RS Investments (Hong Kong) Limited, and RS Investments (UK) Limited. VCS is registered with the SEC as an introducing broker-dealer and serves as distributor and underwriter for the Victory Funds and USAA Funds and for municipal fund securities issued by the Nevada College Savings Trust Fund under the USAA 529 Education Savings Plan. VCS also serves as placement agent for certain private funds managed by VCM. VCH indirectly holds Victory Capital Transfer Agency, Inc. (“VCTA”), a transfer agent registered with the SEC that acts as transfer agent for the USAA Funds.

Our Growth Strategy

We have a purposeful strategy designed to achieve continued profitable growth and success for our Company, our employees, and our shareholders. The growth we pursue is both organic and inorganic.

Organic Growth – We seek to grow organically by offering strategies that are value-added and solution oriented to investment portfolios with strong performance track records over the long term. A key driver of our growth strategy lies in enhancing the strength of our existing Franchises. We primarily do this by providing them with access to our operating platform, technology, centralized distribution, marketing, and other support functions. Largely unencumbered by the burdens of administrative and operational tasks, our investment professionals can focus on delivering investment excellence and maintaining strong client relationships. We also help our Franchises through new product development and product packaging. We believe we are well positioned to help our Franchises grow their product offerings and diversify their client base, with the ability to offer their strategies in multiple investment vehicles to meet the unique needs of diverse clients.

We continually evaluate and make investments to improve our operating platform and our Company. Recent initiatives include investments in data and analytics, technology, distribution, and marketing to enhance organic growth in our direct investor business and increase efficiencies in our other distribution channels.

Inorganic Growth – We supplement our organic growth through strategic acquisitions. We primarily seek to acquire investment management firms that will add high quality investment teams, enhance our growth and financial profile, improve our diversification by asset class and investment strategy, achieve our integration expectations, expand our distribution capabilities, optimize our use of technology and improve our operating platform.

One of our key advantages in a competitive mergers and acquisition environment is our ability to provide access to multiple distribution channels. Our centralized distribution and marketing platform drive organic growth at our acquired Franchises both by opening new distribution channels and penetrating deeper into existing ones. This support received from our sales and marketing professionals allows our investment professionals to focus exclusively on delivering investment excellence.

Since our management‑led buyout with Crestview Partners II GP, L.P. (“Crestview GP”) from KeyCorp in 2013, we have successfully closed seven acquisitions, made two minority investments, and through December 31, 2021, grown our AUM more than 10-fold from $17.9 billion to $183.7 billion. We understand the need to execute transactions while minimizing disruption to the investment teams and to the client experience. Our team is very experienced and has a history of success in meeting those objectives. Previous acquisitions have evolved and diversified our products resulting in a mix of compelling investment strategies in asset classes where we can be successful and earn sustainable management fees.

1Strategic minority investments in 2016 and 2018, exited with a gain in 2019

2Strategic minority investment

We regularly evaluate potential acquisition candidates and maintain a strong network of industry participants and advisors who provide opportunities to establish potential target relationships and source transactions. Our management team leads and participates in our acquisition strategy, leveraging their many years of experience actively operating our Company on a day‑to‑day basis to successfully source, execute, integrate, and ultimately operate acquired businesses.

We believe, based on our successful acquisition track record, that there is a significant opportunity for us to continue to profitably grow through additional acquisitions, as industry dynamics have expanded the universe of potential acquisition targets.

Alternative Investments – In 2021, we launched our alternative investments platform with the acquisition of New Energy Capital (“NEC”). This broadened and further diversified our product offering into private markets and added a new growth vertical. Given our multi-faceted distribution channels, combined with our ability to develop investment vehicles to deliver these strategies, we are ideally situated to play a meaningful role in democratizing access to alternative investments for retail investors.

With attractive fee rates, margins, longer capital commitments compared with our liquid products, and less likelihood of being disintermediated by non-active strategies, we remain interested in adding additional alternative investment capabilities. We are committed to maintaining the same guiding principles with alternative Investment Franchises that led to success with our traditional Investment Franchises.

Diversification Strategy

We offer an array of equity, fixed income, investment models, alternative investments, closed end private funds, and solutions strategies that encompass a diverse spectrum of market capitalization segments, industry sectors, investment styles and approaches. We believe that these strategies are positioned to attract positive net flows and sustainable fee rates over the long term and provide us with a next generation investment management platform. As illustrated below, as of December 31, 2021, our current business is well diversified from multiple perspectives, including by asset class, by investment vehicle, and by Franchises and our Solutions Platform.

Asset Class Mix

U.S. Mid Cap Equity, 17%
U.S. Small Cap Equity, 11%
Alternative Investments, <1%
U.S. Large Cap Equity, 9%
Commodity & Other, <1%
Fixed Income, 19%
Solutions, 33%
Global / Non-U.S. Equity, 9%
Money Market / Short Term, 2%

Vehicle Mix

Other Pooled Vehicles, 2%
Separate Accounts, 16%
UMA, 10%
VIP, 1%
Wrap, 1%
ETF, 3%
Mutual Fund, 67%

Franchise/Platform Mix

INCORE Capital Management, 4%
Integrity Asset Management, 3%
Munder Capital Management, 1%
New Energy Capital, <1%
NewBridge Asset Management, <1%
Solutions, 36%
RS Investments, 6%
Sophus Capital, 1%
WestEnd Advisors, 11%
Sycamore Capital, 18%
USAA Investments, 16%
Trivalent Investments, 3%
THB Asset Management, <1%

Data as of December 31, 2021.

Within individual asset classes and strategies, our Franchises employ different investment approaches. This diversification reduces the correlation between return streams generated by multiple Franchises investing within the same asset class. For example, we have two Franchises (Trivalent and Sophus) focused on Emerging Markets within global/non‑U.S. equity, each with a different investment approach. Trivalent’s investment team primarily focuses on quantitative analysis for stock selection, combined with some fundamental analysis. Sophus employs a front‑end quantitative screen to first rank stocks, then further applies fundamental research to make its investment decisions. Due to the differences in investment approaches, each Franchise has a different return profile for investors in different market environments while maintaining desired asset class exposure.

Our multi‑channel distribution capabilities provide another degree of diversification, with approximately 37% of our AUM from direct investor clients, 36% from retail clients, and 27% from institutional clients, as of December 31, 2021. Within these channels, clients are further diversified among intermediary (broker dealer and RIAs) platforms, sub advisory relationships, corporate and public entities, insurance companies, 529 Education Saving Plan participants, Taft-Hartley plans, endowments, and family offices. We believe this broad diversification of customers has a stabilizing effect on revenue, as various types of investors have unique demand patterns and respond differently to trends and market cycles.

Our Investment Franchises

As of December 31, 2021, we owned 100% of the equity in each of our 12 Investment Franchises. With no Investment Franchise accounting for more than 18% of total AUM, we are well diversified across asset classes and investment approaches. Our Franchises are independent from one another from an investment process perspective, maintain their own separate brands and logos, which have been built over time, and are led by dedicated Chief Investment Officers (“CIOs”). We customize each Franchise’s integration with our centralized operating platform to optimize their investment processes.

INCORE Capital Management – INCORE Capital Management is comprised of three teams managing convertible bond strategies, short-term U.S. government securities, and niche and customized fixed income strategies focusing on exploiting structural inefficiencies in the U.S. fixed income markets. INCORE conducts extensive research that includes identifying slower prepayment rates on mortgages, market inefficiencies along areas of the yield curve, and proprietary quantitative credit quality modeling. INCORE is based in Birmingham, MI, and Brooklyn, OH and managed $7.5 billion in AUM as of December 31, 2021. INCORE’s investment team consists of 14 professionals with an average industry experience of approximately 21 years.

Integrity Asset Management – Integrity Asset Management utilizes a dynamic value‑oriented approach to U.S. mid‑ and small‑capitalization companies. Integrity conducts fundamental stock research to find attractive companies that have compelling discounts to the prevailing market conditions. Integrity is based in Rocky River, OH, and managed $5.3 billion in AUM as of December 31, 2021. Integrity’s investment team consists of 13 professionals with an average industry experience of approximately 22 years.

Munder Capital Management – Munder Capital Management has an experienced team utilizing a “Growth‑at‑a‑Reasonable‑Price” strategy in the U.S. equity markets designed to generate consistently strong performance over a market cycle. Munder performs extensive fundamental research in order to find attractive growth companies that it expects will exceed market expectations. Of the companies with independently determined growth attributes, valuation is applied to find the most inexpensive growth companies. Munder is based in Birmingham, MI, and managed $1.9 billion in AUM as of December 31, 2021. Munder’s investment team consists of eight professionals with an average industry experience of approximately 28 years.

New Energy Capital – NEC manages alternative investments in private closed end funds, with investment periods ranging between five and 10 years. NEC was one of the first investors to focus on clean energy and infrastructure investments of small-and mid-sized clean energy infrastructure projects and companies. NEC’s investments provide growth capital in all forms across the capital structure from credit to equity, as well as hybrid financing arrangements.

The investment team has extensive experience in all aspects of clean infrastructure investing, including evaluating energy markets, projects, and technologies; developing and financing domestic and international power generation, fuels, wastewater management, and distributed generation facilities; founding and managing renewable energy companies; and understanding the public policies that currently shape the landscape for the energy and related infrastructure markets. Based in Hanover, NH, NEC managed $0.8 billion as of December 31, 2021. NEC’s investment team consists of 10 investment professionals with an average industry experience of approximately 13 years.

NewBridge Asset Management – NewBridge Asset Management applies a high conviction growth‑oriented strategy focusing on U.S. large‑capitalization companies experiencing superior long‑term growth rates with strong management teams. Most of NewBridge’s team has worked together since 1996 doing fundamental research on high growth companies. NewBridge portfolios usually holds between 25 and 35 securities.

NewBridge is based in New York, NY, and managed $1.0 billion in AUM as of December 31, 2021. NewBridge’s investment team consists of four professionals with an average industry experience of approximately 25 years.

RS Investments – RS Investments is made up of three distinct investment teams: (i) RS Value, (ii) RS Growth and (iii) RS Global. RS Value and RS Growth apply an original and proprietary fundamental approach to investing in value and growth‑oriented U.S. equity strategies. The RS Value and RS Growth teams conduct hundreds of company research meetings each year. RS Global utilizes a highly disciplined quantitative approach to managing core‑oriented global and international equity strategies. RS Investments is based in San Francisco, CA, and managed $11.8 billion in AUM as of December 31, 2021. RS Investments’ three investment teams consist of 21 professionals with an average industry experience of approximately 22 years.

Sophus Capital – Sophus Capital utilizes a disciplined quantitative process that accesses market conditions in emerging equity markets and rank orders attractive companies that are further researched from a fundamental basis. Sophus’ team members travel to companies to conduct fundamental research. Sophus is based in Des Moines, IA, with employees in London, Hong Kong, and Singapore, and managed $2.5 billion in AUM as of December 31, 2021. Sophus’ investment team consists of 10 professionals with an average industry experience of approximately 21 years.

Sycamore Capital – Sycamore Capital applies a quality value‑oriented approach to U.S. mid‑ and small‑ capitalization companies. Sycamore conducts fundamental research to find companies with strong high‑quality balance sheets that are undervalued versus comparable high-quality companies. Sycamore is based in Cincinnati, OH, and managed $32.3 billion in AUM as of December 31, 2021. Sycamore’s investment team consists of 11 professionals with an average industry experience of approximately 18 years.

THB Asset Management – Founded in 1982, and formerly known as Thomson, Hortsmann & Bryant, THB Asset Management (“THB”) manages equity assets in capacity constrained, micro-cap, small-cap, and mid-cap asset classes, including strategies managing U.S., international and global portfolios. THB was an early adopter of introducing ESG factors into their investment process and security selection. THB serves clients in the U.S. and in Europe and Australia. Based in Norwalk, CT, THB’s investment team is comprised of eight professionals with an average industry experience of approximately 13 years.

Trivalent Investments – Trivalent Investments utilizes a disciplined approach to stock selection across large to small companies in the international and emerging markets space. Trivalent’s investment strategy is primarily a proprietary quantitative process that drives stock selection across various countries. Trivalent frequently conducts reviews of stock selection rankings within a portfolio construction and risk management context in order to isolate performance to stock selection. Trivalent is based in Boston, MA, and managed $5.8 billion in AUM as of December 31, 2021. Trivalent’s investment team consists of seven professionals with an average industry experience of approximately 25 years.

USAA Investments – The team at USAA Investments utilizes a rigorous process rooted in a team-oriented approach among portfolio managers, research analysts and traders. Their taxable and tax-exempt portfolios are built bond by bond using a fundamental, bottom up, credit and yield-focused analysis. USAA Investments is based in San Antonio, TX, and managed $28.6 billion in AUM as of December 31, 2021. USAA’s investment team consists of 39 professionals with an average industry experience of approximately 24 years.

WestEnd Advisors – WestEnd, is a third-party ETF model strategist providing turnkey, core model allocation strategies serving as holistic solutions and complementary sources of alpha. WestEnd is based in Charlotte, NC, and had assets under advisement (“AUA”) and AUM totaling $19.3 billion as of December 31, 2021. The WestEnd team consists of 25 members averaging approximately 12 years of industry experience.

Solutions Platform

Our Solutions Platform consists of multi‑asset, multi-manager, quantitative, rules-based, factor-based, and customized portfolios. These strategies are designed to achieve specific return characteristics, with products that include values-based and thematic outcomes and exposures. We offer our Solutions Platform through a variety of vehicles, including separate accounts, mutual funds, UMA accounts, rules-based and active ETFs under our VictoryShares ETF brand. Like our Franchises, our Solutions Platform is operationally integrated and supported by our centralized distribution, marketing and operational support functions. Our Solutions Platform is based in San Antonio, TX, and managed $66.3 billion in AUM as of December 31, 2021. The Solutions Platform team consists of 13 professionals with an average industry experience of approximately 15 years.

Our Products and Investment Performance

As of December 31, 2021, our 12 Franchises and Solutions Platform offered 130 investment strategies with the majority consisting of fixed income, U.S. small‑ and mid‑cap equities, global/non‑U.S. equities and solutions. These asset classes collectively comprised 89% of our $183.7 billion of total AUM, and 91% of long-term AUM, as of December 31, 2021.

Product Mix – Our investment strategies are offered through open‑end mutual funds, institutional separate accounts, CITs, private closed end funds, UCITs, other pooled vehicles, SMAs and UMAs through wrap separate account programs, ETFs, and ETF model strategies. Our product mix could expand, as we can add investment vehicles to strategies offered by our Franchises.

Investment Performance – Our Franchises have established a long track record of benchmark‑relative outperformance, including prior to their acquisition by us. As of December 31, 2021, 77% of our strategies by AUM had returns in excess of their respective benchmarks over a ten‑year period, 82% over a five‑year period, 77% over a three‑year period, and 64% over a one-year period. On an equal‑weighted basis, 71% of our strategies have outperformed their benchmarks over a ten‑year period, 67% over a five‑year period, 60% over a three‑year period, and 70% over a one-year period. We consider both the AUM‑weighted and equal‑weighted metrics in evaluating our investment performance. The advantage of the AUM‑weighted metric is that it reflects the investment performance of our Company as a whole, indicating whether we tend to outperform our benchmarks for the assets we manage. The disadvantage is that the metric fails to capture the overall effectiveness of our individual investment strategies; it does not capture whether most of our strategies tend to outperform their respective benchmarks. Conversely, the equal‑weighted metric reflects the overall effectiveness of our individual investment strategies but fails to capture the investment performance of our Company as a whole.

The table below sets forth our 10 largest strategies by AUM as of December 31, 2021 and their average annual total returns compared to their respective benchmark index over the one‑, three‑, five‑ and 10‑year periods ended December 31, 2021. These strategies represented approximately 42% of our total AUM as of December 31, 2021.

Strategy/Benchmark Index	1 year	3 years	5 years	10 years
Sycamore Mid Cap Value	32.68%	23.20%	14.61%	15.67%
Russell Midcap Value	28.34%	19.62%	11.22%	13.44%
Excess Return	4.34%	3.58%	3.39%	2.23%
Victory US 500	27.80%	26.88%	18.92%	16.77%
S&P 500	28.71%	26.07%	18.47%	16.55%
Excess Return	(0.91)%	0.81%	0.45%	0.22%
Sycamore Small Cap Value	26.63%	19.69%	12.38%	14.60%
Russell 2000 Value	28.27%	17.99%	9.07%	12.03%
Excess Return	(1.64)%	1.70%	3.31%	2.57%
USAA Income	0.83%	6.96%	5.19%	4.60%
Bloomberg Barclays US Aggregate	(1.54)%	4.79%	3.57%	2.90%
Excess Return	2.37%	2.17%	1.62%	1.70%
Trivalent International Small-Cap Equity	13.47%	19.48%	13.60%	13.55%
S&P Developed ex-US SmallCap	9.15%	15.52%	10.55%	9.89%
Excess Return	4.32%	3.96%	3.05%	3.66%
USAA Tax Exempt Intermediate-Term	2.61%	5.09%	4.65%	4.14%
Bloomberg Barclays Municipal Bond Blend 1-15 Yr.	0.86%	3.98%	3.57%	3.05%
Excess Return	1.75%	1.11%	1.08%	1.09%
Victory NASDAQ-100	27.49%	38.37%	28.65%	23.14%

NASDAQ-100	27.51%	38.34%	28.63%	23.15%
Excess Return	(0.02)%	0.03%	0.02%	(0.01)%
RS Small Cap Growth	(9.81)%	20.70%	17.64%	16.38%
Russell 2000 Growth	2.83%	21.17%	14.53%	14.14%
Excess Return	(12.64)%	(0.47)%	3.11%	2.24%
RS Large Cap Growth	21.39%	29.79%	22.35%	18.73%
Russell 1000 Growth	27.60%	34.08%	25.32%	19.79%
Excess Return	(6.21)%	(4.29)%	(2.97)%	(1.06)%
USAA Intermediate Term Bond	1.49%	7.64%	5.78%	5.44%
Bloomberg Barclays US Aggregate	(1.54)%	4.79%	3.57%	2.90%
Excess Return	3.03%	2.85%	2.21%	2.54%

A high percentage of our mutual fund and ETF assets have four- or five-star Morningstar ratings. As of December 31, 2021, 43 of our Victory Capital mutual funds and ETFs, with Morningstar ratings, earned ratings of four or five stars overall and 64% of our mutual fund and ETF AUM were rated four or five stars overall by Morningstar. Over a three‑year and five‑year basis, 61% and 62% of our fund AUM achieved four- or five-star ratings, respectively.

Competitive Strengths

We believe we have significant competitive strengths that position us for sustained growth and shareholder value creation over the long term.

Integrated Model Providing Centralized Distribution, Marketing, and Support Functions to Investment Franchises, which maintain complete Investment Autonomy – Our highly integrated model allows us to achieve benefits from both our substantial scale and the focus of our specialized investment managers. Our Franchises retain investment autonomy while benefiting from our centralized operating platform. We have demonstrated an ability to incorporate our Franchises onto our flexible infrastructure without significantly increasing incremental fixed costs, which is a key component to the scalability of our business model. This structure enables our Franchises to focus their efforts on the investment process, providing them with a scaled platform to enhance their investment performance and consequently their growth prospects. Centralized operations allow our Franchises to customize their desired investment support functions in ways that are best suited for their investment workflow. Through our unified distribution platform, our Franchises can efficiently sell their products to institutional investors, retirement plans, wealth managers, as well as through retail and retirement intermediaries of all sizes, where it can be challenging for smaller managers to gain access, and directly to investors.

Within our model, each Franchise retains its own brand and logo, which has been built over time. Unlike other models with unified branding, there is no requirement for newly acquired Franchises to adjust their product set due to pre‑existing products on our platform; they are marketed under their own brand as they were previously. Because of this dynamic, we have the flexibility to add new Franchises either to gain greater exposure to certain asset classes or increase capacity in places where we already have exposure.

Proven Acquirer with Compelling Value Proposition – We believe our platform allows us to continue to be a strategic acquirer within the investment management industry, providing us with an opportunity to further grow and scale our business. Through numerous transactions, we have demonstrated an ability to successfully source, execute and integrate new Franchises.

We believe our unique business model is compelling for potential acquisition prospects. Under our model, Franchises retain the brands they have built as well as autonomy over their investment decisions, while simultaneously benefiting from the ability to leverage our centralized distribution, marketing and operations platform. Our model reduces the administrative burdens borne by our Investment Franchises and allows them instead to focus on the investment process, which we believe can enhance their investment performance. By offering a platform on which Franchises can focus on their core competencies, grow their client base faster and participate in a revenue share program, we believe we are providing an attractive proposition. Furthermore, we believe equity in Victory Capital is attractive to Franchise investment personnel, as these personnel receive the advantage of sharing in the potential upside of the entirety of our diversified investment management business.

Because we integrate a significant portion of most of our Franchises’ distribution, operational and administrative functions, we have been able to extract significant expense synergies from certain acquisitions, enabling us to create greater value from transactions.

We will seek to continue to augment our differentiated investment management platform by focusing on acquisition candidates that can make our investment platform better, that expand our distribution or investment capabilities, that optimize our operating platform and achieve our integration and synergy expectations.

Portfolio of Investment Strategies with Potential for Outperformance – In assembling our portfolio of Franchises, we have selected investment managers offering strategies in asset classes where active managers have shown an established track record of outperformance relative to benchmarks through security and sector selection, and portfolio construction. We continue to build our platform to address the needs of clients who would like exposure to asset classes that have potential for alpha generation. We find that macro industry trends of asset flows moving from actively managed strategies to passive ones are less pronounced in certain of our asset classes.

Diversified Platform Across Investment Strategies, Franchises and Client Type – We have strategically built an investment platform that is diversified by investment strategy, Franchise, and client type. Within each asset class, Franchises with overlapping investment mandates still contribute to our diversification by pursuing different investment philosophies and/or processes. For example, U.S. mid cap equities, which accounted for approximately 17% of total AUM as of December 31, 2021, consists of five Franchises, each following a different investment strategy. We believe the diversity in investment styles reduces the correlation between the return profiles of strategies within the same asset class, and consequently provides an additional layer of diversification of AUM and revenue stability.

Our AUM also is well diversified at the Franchise level, with no Franchise accounting for more than 18% of total AUM. Furthermore, we believe our Franchises’ brand independence reduces the impact of each individual Franchise’s performance on clients’ perceptions of the other Franchises. The distribution of AUM by Franchise and the number of Franchises, as well as succession planning, mitigates the level of key man risk typically associated with investment management businesses.

We believe our client base serves as another important diversifying element, as different client segments have shown to have distinct characteristics, including asset class and product preferences, sales and redemptions trends, and exposure to secular trends. We strive to maintain a balance between direct investor, retail clients, and institutional clients with 37%, 36% and 27% of our AUM as of December 31, 2021 in each of these channels, respectively. We also have the capability to deliver our strategies in investment vehicles designed to meet the needs and preferences of investors in each channel. These investment vehicles include actively and passively managed open-end mutual funds with channel‑specific share classes, rules-based and active ETFs, third-party ETF model strategies, SMAs, UMAs, VIPs, CITs, wrap account programs, UCITs, alternative investments, private closed end funds, and a 529 Education Savings Plan. If a strategy is currently not offered in the wrapper of choice for a client, we have the infrastructure and ability to create a new investment vehicle, which helps our Franchises further diversify their client bases.

Attractive Financial Profile – Our revenues are recurring in nature, as they are based on the level of client assets we manage. Most of our strategies are in asset classes that require specialized skill, are in demand and typically command attractive fee rates. With the growth of our Solutions Platform and third-party ETF model strategies, our average fee rate is likely to decline as those businesses continue to grow and represent an increasing proportion of our total AUM. Despite their lower average fee rates, by managing these competitively priced strategies on our integrated platform we can earn higher than our average margins on these products.

Because we largely outsource our middle‑ and back‑office functions, as well as technology support, we have relatively minimal capital expenditure requirements. Our integrated platform allows us the ability to make investments that can benefit each Franchise and our Solutions Platform. Approximately two‑thirds of our operating expenses are variable in nature, consisting of the incentive compensation pool for employees, sales commissions, third‑party distribution costs, sub‑advising and the fees we pay to certain of our vendors. This automatic flexing of our expense base helps to support profitability throughout various market cycles.

We have identified three primary net income growth drivers; (i) we grow our AUM organically through inflows into our strategies and the market appreciation of those strategies; (ii) we have a proven ability to grow via strategic and synergistic acquisitions; and (iii) we have constructed a scalable and efficient platform.

Economic and Structural Alignment of Interests Promotes Ownership Culture – Through our revenue share compensation model for our Franchises and broad employee ownership, we have structurally aligned our employees’ interests with those of our clients and other shareholders and have created an ownership culture that encourages employees to act in the best interests of clients and our Company shareholders, as well as to think long term. We believe the high percentage of employee ownership creates a collective alignment with our success. Additionally, our employees invest in products managed by our Franchises and Solutions Platform, providing direct alignment with the interests of our clients. As of December 31, 2021, our employees beneficially owned approximately 20% of our shares. In addition to being aligned with our financial success through their equity ownership, our current employees collectively have invested approximately $250.0 million in products we manage as of December 31, 2021.

We directly align the compensation paid to our investment teams with the performance of their respective Franchises by structuring formula‑based revenue sharing on the products they manage. We believe that compensation based on revenue rather than profits encourages investment professionals to focus their attention on investment performance, while encouraging them to provide good client service, focus on client retention and attract new assets. We believe the formula‑based, client‑aligned nature of our revenue sharing reduces complexity and fosters a culture of transparency where Franchises understand how, and on what terms, they are being measured to earn compensation.

Integrated Distribution, Marketing and Operations

The centralization of our distribution, marketing and operational functions is a key component in our model, allowing our Franchises to focus on their core competencies of security and sector selection, portfolio construction, and client service. In addition, we believe it provides our Franchises with the benefits of operating at scale, providing them with access to a larger number of clients as well as a more streamlined cost structure. As of December 31, 2021, we had 485 full-time employees with 174 in investment management, 218 in sales and marketing roles and 93 in management and support functions.

Our centralized distribution and marketing functions lead the sales effort for our institutional, retail intermediary, and direct investor channels. Our sales teams are staffed with accomplished professionals that are given specific training on how to position each of our strategies. Our distribution teams have historically focused on developing strategic long-term relationships with institutional consultants, institutional asset owners, retail and retirement intermediaries, RIAs, Family Offices, and bank trust departments. Complementing these relationships, we use data extensively to enhance the effectiveness of our distribution teams. Investments in data packs from intermediaries, artificial intelligence initiatives, and predictive analytics—used to determine specific financial advisors’ propensities to buy or sell products—further enhance efficiencies.

These relationships can enhance our platform’s overall reach and allow our Franchises and Solutions Platform to access more clients. To ensure high levels of client service, our sales teams liaise regularly with product specialists at our Franchises. The specialists are tasked with responding to institutional client and retail inquiries on product performance and educating prospective investors and retail partners in coordination with the relevant internal sales team members. Our distribution and marketing professionals collaborate closely with our Franchises’ product specialists in order to attract new clients while also servicing and generating additional sales from existing clients.

Direct Investor Business – In 2020, we launched a new digital platform to directly serve investors which features a client-centric modern design. Visitors to the site are presented with channel-specific content, useful investment tools and calculators, and timely investment insights from the Company’s investment experts. At our direct investor business contact center, we have approximately 200 sales and service professionals focused on assisting our direct investors (the “Investors”). They engage with thousands of investors everyday via phone, chat or email depending on the investor’s preference. We also have a mobile application that streamlines service for investors and enhances internal efficiency. Through these interactions we provide Investors with account servicing, portfolio reviews, college planning assistance and investment guidance at no additional cost to the Investor. Many of our direct investor business contact center professionals are Financial Industry Regulatory Authority (“FINRA”) licensed, so they are well qualified to serve the Investors’ investment needs. We have a referral agreement in place with USAA to ensure all USAA members who are interested in investing directly in a USAA Mutual Fund, certain Victory Mutual Funds, or the USAA 529 Education Savings Plan, or interacting with us otherwise, are seamlessly directed to us, either by phone or online.

Institutional Sales – Our institutional sales team attracts and builds relationships with institutional clients, a wide range of institutional consultants and mutual fund complexes and other organizations seeking sub‑advisers. Our institutional clientele includes more than 400 corporations, public funds, non‑profit organizations, Taft‑Hartley plans, sub‑advisory clients, international clients, sovereign wealth funds, and insurance companies. Our institutional sales and client‑service professionals manage existing client relationships, serve consultants and prospects and/or focus on specific segments. They have extensive experience and a comprehensive understanding of our investment activities. Our client‑facing institutional sales professionals have an average of more than 20 years of industry tenure.

Retail Sales – Our retail sales team includes regional external wholesalers, retirement specialists, RIA specialists, national account specialists, all of whom are supported by an internal sales desk. We also have a team of nine distribution professionals specializing in the sale of third-party ETF model strategies. Additionally, we have a growing team focused on RIA, Bank Trust & Multi Family Offices with exceptional product knowledge to enhance the growth in this sub-channel within our retail sales. In the retail channel, we focus on gathering assets through intermediaries, such as banks, broker‑dealers, wirehouses, retirement platforms and RIA networks. We offer mutual funds, ETFs, third-party ETF models, and separately managed wrap and unified managed accounts on intermediary and retirement platforms. We have agreements with many of the largest platforms in our retail channel, which has provided an opportunity to place our retail products on those platforms. Further, to enhance our presence on large distribution platforms, we have focused our efforts on servicing intermediary home offices and research departments. These efforts have led to strong growth in platform penetration, as measured by investment products on approved and recommended lists, as well as our inclusion in model portfolios. This penetration provides the opportunity for us to sell more products through distribution platforms. We have several products on the research recommended/model portfolios of the top U.S. intermediary platforms. We also have several products on the recommended list of the top retirement platforms.

Marketing – Our distribution efforts are supplemented by our marketing function, which is primarily responsible for enhancing the visibility and quality of our portfolio of brands. They are specifically tasked with managing corporate, Franchise and Solutions Platform branding efforts, database management, the development of marketing materials, our website, digital marketplace, digital marketing and social media efforts, and the publishing of white papers. They are also a key component in our responses to requests for proposals received from prospective clients.

Operations – Our highly centralized operations functions provide our Franchises and Solutions Platform with the support they need so that they can focus on their investment processes. Our Investment Franchises share operating functions such as trading platforms, risk and compliance, middle- and back‑office support, technology, finance, human resources, accounting and legal. Although our operations are highly centralized, we do allow our Franchises a degree of customization with respect to their desired investment support functions, which we believe helps them maintain their unique investment processes and minimize disruptions.

We outsource certain middle‑ and back‑office activities, such as sub-transfer agent, trade settlement, portfolio analytics, custodian reconciliation, portfolio accounting, corporate action processing, performance calculation and client reporting, to scaled, recognized service providers, who provide their services to us on a variable‑cost basis. Systems and processes are customized as necessary to support our investment processes and operations. We maintain relationships with multiple vendors for most of our outsourced functions, which we believe mitigates vendor‑specific risk. We also have cyber and information security, business continuity and data privacy programs in place to help mitigate risk.

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

We believe both the scalability of our business and our cost structure, in which approximately two‑thirds of our operating expenses are variable, drives industry-leading margins and facilitates free cash flow conversion. Additionally, we believe having most of our expenses tied to AUM and the number of client accounts provides downside margin protection should there be sustained net outflows or adverse market conditions.

Competition

Our investment products are sold in the traditional institutional segments, via intermediary and retirement distribution platforms, and directly to investors. We face competition with other investment firms in attracting and retaining assets. Additionally, we compete with other acquirers of investment management firms, including independent, integrated investment management firms and multi‑boutique businesses, insurance companies, banks, private equity firms and other financial institutions.

We compete with other managers offering similar strategies. Some of these organizations have greater financial resources and capabilities than we can offer and have strong performance track records. We effectively compete with other investment management firms for client assets based on the following primary factors: (i) our investment performance track record of delivering alpha; (ii) the specialized nature of our investment strategies; (iii) fees charged; (iv) access to distribution channels; (v) client service; and (vi) our employees’ alignment of interests with investors.

We compete with other potential acquirers of investment management firms primarily on the basis of the following factors: (i) the strength of our distribution relationships; (ii) the value we add through our shared distribution, marketing and operations platforms; (iii) the investment autonomy Franchises retain post acquisition; (iv) the tenure and continuity of our management and investment professionals; and (v) the value that can be delivered to the seller through realization of synergies created by the combination of the businesses.

Our ability to continue to compete effectively will also depend upon our ability to retain our current investment professionals and employees and to attract highly qualified new investment professionals and employees. For additional information concerning the competitive risks that we face, refer to “Risk Factors—Industry Risks—The investment management industry is intensely competitive.”

Human Capital

We have created a strong alignment of interests with clients and shareholders through employee ownership, our Franchise revenue share structure, and employee investments in our products. Notably, a significant number of our employee shareholders acquired their equity in connection with the management‑led buyout with Crestview GP from KeyCorp, as well as in connection with the acquisitions of RS and Munder. We believe the opportunity to own equity in a well‑diversified investment management company promotes long-term thinking and client alignment and is attractive, both to existing employees and those who join as part of acquisitions. We principally compensate our investment professionals through a revenue share program, which we believe further incentivizes our investment professionals to focus on investment performance, while simultaneously minimizing potential distractions from an expense allocation process that would be involved in a profit‑sharing program. We believe the combination of these mechanisms promotes long‑term thinking and enhances both the client experience and the creation of value for our shareholders.

Our senior management team, Franchises’ CIOs and sales leaders are highly experienced in the industry, each bringing significant expertise to his or her role, having tenures on average of more than 20 years.

As an asset management firm, we are in the human capital business. As such, we value and appreciate our most important asset—our people. We employ “owners”, not employees. Accordingly, we strive to offer competitive compensation and employee benefits to all employees. We want them to own their contribution to Victory Capital’s success. In recognition of this mission, Victory Capital has established an equity awards program that most employees participate in. As of December 31, 2021, we had 485 employees, with more than 70% holding ownership interests in our Company that totaled approximately 20% of the equity in our firm. Our employees also held approximately $250.0 million of their personal assets in our investment products at year-end.

We believe that doing our part to maintain the health and welfare of our employees is a critical element for achieving commercial success. As such, we provide our employees with comprehensive health benefits and offer a wellness program which focuses on employee health strategies and includes a discount to employee medical premiums for the completion of certain wellness initiatives. We have taken a proactive approach to addressing the ongoing coronavirus (“COVID-19”) pandemic’s impact on our employees in order to protect their health, encouraging and in some instances requiring working from home, and balancing these steps with a carefully considered return to office policy that complies with respective local guidelines for each of our offices. In addition, we offer employee assistance programs, including confidential assistance for financial, mental, and physical well-being. Finally, the well-being of our employees is enhanced when they can give back to their local communities or charities and we have programs that encourage our employees to give back to their local communities.

We recognize and appreciate the importance of creating an environment in which all employees feel valued, included, and empowered to do their best work and as a result our Diversity, Inclusion, Cohesion, and Engagement Committee is charged with integrating a diversity strategy that drives best practices, goals and objectives. The Committee’s mission is to foster an environment that attracts the best talent, values diversity of life experiences and perspectives, and encourages innovation and excellence.

We encourage you to review our Corporate Responsibility Report (located on our website) for more detailed information regarding our human capital programs and initiatives. Nothing on our website is deemed incorporated by reference into this Report.

Regulatory Environment and Compliance

Our business is subject to extensive regulation in the United States at the federal level and, to a lesser extent, the state level, as well as regulation by self‑regulatory organizations, and outside the United States. Under these laws and regulations, agencies that regulate investment advisers have broad administrative powers, including the power to limit, restrict or prohibit an investment adviser from carrying on its business in the event that it fails to comply with such laws and regulations. Possible sanctions that may be imposed include the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of investment adviser and other registrations, censures and fines.

SEC Investment Adviser and Investment Company Registration / Regulation – VCM and WestEnd are both registered with the SEC as investment advisers under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and the Victory Funds, USAA Funds, VictoryShares and several of the investment companies we sub‑advise are registered under the Investment Company Act of 1940, as amended (the “1940 Act”). The Advisers Act and the 1940 Act, together with the SEC’s regulations and interpretations thereunder, impose substantive and material restrictions and requirements on the operations of advisers and registered funds. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act and the 1940 Act, ranging from fines and censures to termination of an adviser’s registration. As an investment adviser, we have a fiduciary duty to our clients. The SEC has interpreted that duty to impose standards, requirements and limitations on, among other things: trading for proprietary, personal and client accounts; allocations of investment opportunities among clients; our use of soft dollars; execution of transactions; and recommendations to clients. We manage accounts for clients on a discretionary basis, with authority to buy and sell securities for each portfolio, select broker‑dealers to execute trades and negotiate brokerage commission rates. In connection with certain of these transactions, we receive soft dollar credits from broker‑dealers that have the effect of reducing certain of our expenses. All our soft dollar arrangements are intended to be within the safe harbor provided by Section 28(e) of the Exchange Act. If our ability to use soft dollars were reduced or eliminated as a result of the implementation of statutory amendments or new regulations, our operating expenses would increase. In addition, we also advise clients on a non-discretionary basis where we provide actively managed models using non-proprietary products. This is often referred to as assets under advisement.

As registered investment advisers, VCM and WestEnd are subject to many additional requirements that cover, among other things: disclosure of information about our business to clients; maintenance of written policies and procedures; maintenance of extensive books and records; restrictions on the types of fees we may charge; custody of client assets; client privacy; advertising; and solicitation of clients. The SEC has authority to inspect any investment adviser and typically inspects a registered adviser periodically to determine whether the adviser is conducting its activities (i) in accordance with applicable laws, (ii) in a manner that is consistent with disclosures made to clients and (iii) with adequate systems and procedures to ensure compliance.

For the year ended December 31, 2021, 86% of our total revenues were derived from our services to investment companies registered under the 1940 Act—i.e., mutual funds and ETFs. The 1940 Act imposes significant requirements and limitations on a registered fund, including with respect to its capital structure, investments and transactions. While we exercise broad discretion over the day‑to‑day management of the business and affairs of the Victory Funds, USAA Funds, VictoryShares and the investment portfolios of the Victory Funds, USAA Funds, and VictoryShares and the funds we sub‑advise, the funds are subject to oversight of and governance by each fund’s board of directors. Under the 1940 Act, a majority of the directors of our registered funds must not be “interested persons” with respect to us (sometimes referred to as the “independent director” requirement) in order to rely on certain exemptive rules under the 1940 Act relevant to the operation of registered funds. The responsibilities of the fund’s board include, among other things: approving our investment advisory agreement with the fund (or, for sub‑advisory arrangements, our sub‑advisory agreement with the fund’s investment adviser); approving other service providers; determining the method of valuing assets; and monitoring transactions involving affiliates. Our investment advisory agreements with these funds may be terminated by the funds on not more than 60 days’ notice and are subject to annual renewal by the fund’s board after the initial term of one to two years. The 1940 Act also imposes on investment advisers or sub‑advisers to a registered fund a fiduciary duty with respect to the receipt of the advisers’ investment management fees or the sub-advisers’ sub‑advisory fees. That fiduciary duty may be enforced by the SEC, by administrative action or by litigation by investors in the fund pursuant to a private right of action.

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

ERISA‑Related Regulation – We are a fiduciary under Employee Retirement Income Security Act (“ERISA”) with respect to assets that we manage for benefit plan clients subject to ERISA. ERISA, the regulations promulgated thereunder, and applicable provisions of the Internal Revenue Code impose certain duties on persons who are fiduciaries under ERISA, prohibit certain transactions involving ERISA plan clients and impose monetary penalties for violations of these prohibitions. The duties under ERISA require, among other obligations, that fiduciaries perform their duties solely in the interests of ERISA plan participants and beneficiaries.

CFTC Regulation – VCM is registered with the Commodity Futures Trading Commission (the “CFTC”) as a commodity operator and is a member of the National Futures Association (“NFA”), a self‑regulatory organization for the U.S. derivatives industry. In addition, certain of our employees are registered with the CFTC and members of NFA. Registration with the CFTC and NFA membership subjects VCM to regulation by the CFTC and the NFA including, but not limited to, reporting, recordkeeping, disclosure, self‑examination and training requirements. Registration with the CFTC also subjects VCM to periodic on‑site audits. Each of the CFTC and NFA is authorized to institute proceedings and impose sanctions for violations of applicable regulations.

Non‑U.S. Regulation – In addition to the extensive regulation to which we are subject in the United States, we are subject to regulation internationally. Our business also is subject to the rules and regulations of the countries in which we market our funds or services and conduct investment activities.

In Singapore, we are subject to, among others, the Securities and Futures Act (“SFA”), the Financial Advisers Act (“FAA”), and the subsidiary legislation promulgated pursuant to these acts, which are administered by the Monetary Authority of Singapore (“MAS”). We and our employees conducting regulated activities specified in the SFA and/or the FAA are required to be licensed with the MAS. Failure to comply with applicable laws, regulations, codes, directives, notices and guidelines issued by the MAS may result in penalties including fines, censures and the suspension or revocation of licenses granted by the MAS.

VCM is also authorized by the Central Bank of Ireland, which regulates our Irish business activities, to act as an investment manager to Irish UCITS fund. We have historically operated in Australia based on a “sufficient equivalence relief” exemption from local licensing with the Australian Securities and Investments commission. In 2021, we applied for a Foreign Australian Financial Services License (AFS) which was granted on June 15, 2021.

Compliance – Our legal and compliance functions consist of 13 professionals as of December 31, 2021. This group is responsible for all legal and regulatory compliance matters, as well as for monitoring adherence to client investment guidelines. Our legal and compliance teams work through a well‑established reporting and communication structure to ensure we have a consistent and holistic program for legal and regulatory compliance. Senior management also is involved at various levels in all these functions. We cannot assure that our legal and compliance functions will be effective to prevent all losses. Refer to “Item 1A. Risk Factors—General Risks—If our techniques for managing risk are ineffective, we may be exposed to material unanticipated losses.”

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

We maintain a public internet site at ir.vcm.com and make available free of charge through this site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers, as well as any amendments to those reports filed or furnished pursuant to the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also post on our website the charters for our board of directors’ Audit Committee, Nominating, Governance and Sustainability Committee and Compensation Committee, as well as our Corporate Governance Guidelines, our Corporate Responsibility Statement, and our Code of Business Conduct and Ethics governing our directors, officers, and employees. The information on our website is not incorporated by reference into this annual report.

Item 1A. Risk Factors.

The risks described below are not the only ones facing us. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition or results of operations. In such case the trading price of our common stock could decline. This report also contains forward‑looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward‑looking statements as a result of specific factors, including the risks and uncertainties described below.

Risk Factors Summary

The following is a summary of risks and uncertainties that affect our business, financial condition or results of operations. We are providing the following summary of risk factors to enhance readability of our risk factor disclosure. Material risks that may adversely affect our business, financial condition or results of operations include, but are not limited to, the following:

Market and Investment Performance Risks

•	We earn substantially all of our revenues based on AUM, and any reduction in AUM would reduce our revenues and profitability.
•	The ongoing conflict in Ukraine has, and will likely continue to, negatively impact the global economy.
•	If our strategies perform poorly, clients could redeem their assets and we could suffer a decline in our AUM, which would reduce our earnings.
•	The historical returns of our strategies may not be indicative of their future results or of the strategies we may develop in the future.
•	We may support our money market funds to maintain their stable net asset values, or other products we manage, which could affect our revenues or operating results.
•	The performance of our strategies or the growth of our AUM may be constrained by unavailability of appropriate investment opportunities.

Business Risks

•	The ongoing COVID-19 pandemic has, and will likely continue to, negatively impact the global economy and interrupt normal business activity.

•	The loss of key investment professionals or members of our senior management team could have a material adverse effect on our business.
•	We derive substantially all of our revenues from contracts and relationships that may be terminated upon short or no notice.
•	Investors in certain funds that we advise can redeem their assets from those funds at any time without prior notice.
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

Merger and Acquisition Risks

•	We may not realize the benefits we expect from mergers and acquisitions because of integration difficulties and other challenges.
•	Certain liabilities resulting from acquisitions are estimated and could lead to a material impact on earnings.

Indebtedness Risks

•	Our substantial indebtedness may expose us to material risks.

•	The phase out of LIBOR may have a negative impact on our funds and our debt obligations and may require significant operational work.

Capital Structure and Public Company Risks

•	A relatively large percentage of our common stock is concentrated with a small number of shareholders, which could increase the volatility in our stock trading and affect our share price.
•	The market price of our common stock is likely to be volatile and could decline.
•	Future sales of shares by shareholders could cause our stock price to decline.
•	If securities or industry analysts publish misleading or unfavorable research about our business, our stock price and trading volume could decline.
•

We are an “emerging growth company,” and any decision on our part to comply with certain reduced disclosure requirements applicable to emerging growth companies could make our Common Stock less attractive to investors.

•

The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business, particularly after we are no longer an “emerging growth company.”

•	Failure to maintain effective internal control over financial reporting could have a material adverse effect on our business, operating results and stock price
•	Our ability to pay regular dividends is subject to our Board’s discretion and Delaware law.
•	Future offerings of debt or equity securities may rank senior to our common stock.
•	Provisions in our charter documents could discourage a takeover that shareholders may consider favorable.
•

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Legal and Regulatory Risks

•	As an investment management firm, we are subject to extensive regulation.
•	The regulatory environment in which we operate is subject to continual change and regulatory developments designed to increase oversight and may materially adversely affect our business.

Industry Risks

•	Recent trends in the investment management industry could reduce our AUM, revenues and net income.
•	The investment management industry is intensely competitive.

Third Party Risks

•	We depend primarily on third parties to market Victory Funds, USAA Funds and VictoryShares.
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

We earn substantially all of our revenues from asset‑based fees from investment management products and services to individuals and institutions. Therefore, if our AUM declines, our fee revenue will decline, which will reduce our profitability as certain of our expenses are fixed. There are several reasons that AUM could decline:

•

The performance of our investment strategies is critical to our business, and any real or perceived negative absolute or relative performance could negatively impact the maintenance and growth of AUM. Net flows related to our strategies can be affected by investment performance relative to other competing strategies or to established benchmarks. Our investment strategies are rated, ranked, recommended or assessed by independent third parties, distribution partners, and industry periodicals and services. These assessments may influence the investment decisions of our clients. If the performance or assessment of our strategies is seen as underperforming relative to peers, it could result in an increase in the withdrawal of assets by existing clients and the inability to attract additional commitments from existing and new clients. In addition, certain of our strategies have or may have capacity constraints, as there is a limit to the number of securities available for the strategy to operate effectively. In those instances, we may choose to limit access to those strategies to new or existing investors, such as we have done for two mutual funds managed by the Sycamore Capital Franchise which had an aggregate of $24.3 billion in AUM as of December 31, 2021.

•

General domestic and global economic and political conditions can influence AUM. Changes in interest rates, the availability and cost of credit, inflation rates, economic uncertainty, changes in laws, trade barriers, commodity prices, currency exchange rates and controls and national and international political circumstances (including wars (such as the military conflict between Russia and Ukraine), pandemics (such as COVID-19), terrorist acts and security operations) and other conditions may impact the equity and credit markets, which may influence our AUM. If the security markets decline or experience volatility, our AUM and our revenues could be negatively impacted. In addition, diminishing investor confidence in the markets and/or adverse market conditions could result in a decrease in investor risk tolerance. Such a decrease could prompt investors to reduce their rate of commitment or to fully withdraw from markets, which could lower our overall AUM.

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

The ongoing conflict in Ukraine has, and will likely continue to, negatively impact the global economy.

The military conflict in Ukraine and the ongoing geopolitical tensions have created significant volatility, uncertainty and economic disruption. The United States, European Union and other countries announced economic sanctions against Russia. While it has not had a material adverse effect on our business, operations and financial results, the extent to which the conflict impacts our business, operations and financial results going forward will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the conflict; governmental and business actions that have been and continue to be taken in response to the conflict, the impact of the conflict on economic activity and any retaliatory actions taken by Russia.

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

Approximately 2% of our AUM as of December 31, 2021, consisted of assets in money market funds. Money market funds seek to preserve a stable net asset value. Market conditions could lead to severe liquidity or security pricing issues, which could impact the NAV of money market funds. If the NAV of a money market fund managed by our asset managers were to fall below its stable net asset value, we would likely experience significant redemptions in AUM and reputational harm, which could have a material adverse effect on our revenues or net income. If a money market fund's stable NAV comes under pressure, we may elect, to provide credit, liquidity, or other support to the fund. We may also elect to provide similar or other support, including by providing liquidity to a fund, to other products we manage for any number of reasons. If we elect to provide support, we could incur losses from the support we provide and incur additional costs, including financing costs, in connection with the support. These losses and additional costs could be material and could adversely affect our earnings. In addition, certain proposed regulatory reforms could adversely impact the operating results of our money market funds.

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

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. The global spread of COVID-19 has created significant volatility, uncertainty and economic disruption. While COVID-19 did not have a material adverse effect on our business, operations and financial results as of December 31, 2021, the extent to which the pandemic impacts our business, operations and financial results going forward will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on economic activity and actions taken in response; and the effect on our ability to sell and provide our services.

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

Investors in the mutual funds and certain other pooled investment vehicles that we advise or sub‑advise may redeem their assets from those funds at any time on fairly limited or no prior notice, thereby reducing our AUM. These investors may redeem for any number of reasons, including general financial market conditions, global events, the absolute or relative investment performance we have achieved, or their own financial conditions and requirements. In a declining stock market, the pace of redemptions could accelerate. Poor investment performance relative to other funds tends to result in decreased client commitments and increased redemptions. For the year ended December 31, 2021, we generated approximately 91% of our total revenues from mutual funds and other pooled investment vehicles that we advise (including our proprietary mutual funds, or the Victory Funds, USAA Funds, VictoryShares, and other entities for which we are adviser or sub‑adviser). The redemption of assets from those funds could adversely affect our revenues and have a material adverse effect on our earnings.

Investment recommendations provided to our direct investor channel may not be suitable or fulfill regulatory requirements; representatives may not disclose or address conflicts of interest, conduct inadequate due diligence, provide inadequate disclosure; mutual fund transactions subject to human error or fraud.

The direct channel serves existing or potential individual investors who invest in our USAA Mutual Funds and USAA 529 Education Savings Plan. Our broker-dealer subsidiary has a dedicated retail investor-facing sales team who discuss the merits of investing in the USAA Mutual Funds and provide asset allocation recommendations based on the investor’s needs to aid them in their decision making. Our sales team’s recommendations may not fulfill regulatory requirements as a result of their failing to collect sufficient information about an investor or failing to understand the investor’s needs or risk tolerances. Risks associated with providing recommendations also include those arising from how we disclose and address actual or potential conflicts of interest, inadequate due diligence, inadequate disclosure, human error and fraud. In addition, Regulation Best Interest imposes heightened conduct standards, suitability analysis and disclosure requirements when we provide recommendations to retail investors. To the extent that we fail to satisfy regulatory requirements, fail to know our mutual fund shareholders, improperly advise these investors, or risks associated with providing investment recommendations otherwise materialize, we could be found liable for losses suffered by such investors, or could be subject to regulatory fines, and penalties, any of which could harm our reputation and business.

We may be subject to claims of unsuitable investments. If individual investors who invest in the USAA Mutual Funds or USAA 529 Education Savings Plan suffer losses on their investment mandates, they may seek compensation from us on the basis of allegations that the USAA Mutual Funds or the investment options in the USAA 529 Education Savings Plan were not suitable or that the fund prospectuses or other marketing materials contained material errors or were misleading. Despite the controls relating to disclosure in fund prospectuses and marketing materials, it is possible that such action may be successful, which in turn could adversely affect the business, financial condition and results of operations. Any claim for lack of suitability may also result in regulatory investigation, censure and/or fine and may damage our reputation.

The significant growth we have experienced over the past few years may be difficult to sustain and our growth strategy is dependent in part upon our ability to make and successfully integrate new strategic acquisitions.

Our AUM has increased from $17.9 billion following our 2013 management‑led buyout with Crestview GP from KeyCorp to $183.7 billion as of December 31, 2021, primarily as a result of acquisitions. The absolute measure of our AUM represents a significant rate of growth that may be difficult to sustain. The continued long‑term growth of our business will depend on, among other things, successfully making new acquisitions, retaining key investment professionals, maintaining existing strategies and selectively developing new, value‑added strategies. There is no certainty that we will be able to identify suitable candidates for acquisition at prices and terms we consider attractive, consummate any such acquisition on acceptable terms, have sufficient resources to complete an identified acquisition or that our strategy for pursuing acquisitions will be effective. In addition, any acquisition can involve a number of risks, including the existence of known, unknown or contingent liabilities. An acquisition may impose additional demands on our staff that could strain our operational resources and require expenditure of substantial legal, investment banking and accounting fees. We may be required to issue additional shares of common stock or spend significant cash to consummate an acquisition, resulting in dilution of ownership or additional debt leverage, or spend additional time and money on facilitating the acquisition that otherwise would be spent on the development and expansion of our existing business.

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

As of December 31, 2021, approximately 79% of our AUM was invested in U.S. and international equity. Under market conditions in which there is a general decline in the value of equity securities, the AUM in each of our equity strategies is likely to decline. Unlike some of our competitors, we do not currently offer strategies that invest in privately held companies or take short positions in equity securities, which could offset some of the poor performance of our long‑only equity strategies under such market conditions. Even if our investment performance remains strong during such market conditions relative to other long‑only equity strategies, investors may choose to withdraw assets from our management or allocate a larger portion of their assets to non‑long‑only or non‑equity strategies. In addition, the prices of equity securities may fluctuate more widely than the prices of other types of securities, making the level of our AUM and related revenues more volatile.

As of December 31, 2021, of the 79% of our AUM invested in U.S. and international equity approximately 28% of the AUM was concentrated in small‑ and mid‑cap equities. As a result, a substantial portion of our operating results depends upon the performance of those investments, and our ability to retain client assets in those investments. If a significant portion of the investors in such investments decided to withdraw their assets or terminate their investment advisory agreements for any reason, including poor investment performance or adverse market conditions, our revenues from those investments would decline, which would have a material adverse effect on our earnings and financial condition.

As of December 31, 2021, approximately 21% of our total AUM was invested in U.S. taxable and tax-exempt fixed-income and money market securities. While fixed-income is typically considered less volatile than the equity markets, it does exhibit different types of risks such as interest rate risk, credit risk, and over-the-counter liquidity risk. Also, retention of fixed income AUM depends upon the performance of those investments, and our ability to retain client assets in those investments. If a significant portion of the investors in such investments decided to withdraw their assets or terminate their investment advisory agreements for any reason, including poor investment performance or adverse market conditions, our revenues from those investments would decline, which would have a material adverse effect on our earnings and financial condition. Money market securities are about 2% of total AUM and are considered a low risk asset category.

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

As of December 31, 2021, our goodwill and intangible assets totaled $2.3 billion. The value of these assets may not be realized for a variety of reasons, including, but not limited to, significant redemptions, loss of clients, damage to brand name and unfavorable economic conditions. In accordance with the guidance under Financial Accounting Standards Board, or FASB, ASC 350‑20, Intangibles—Goodwill and Other, we review the carrying value of goodwill and intangible assets not subject to amortization on an annual basis, or more frequently if indications exist suggesting that the fair value of our intangible assets may be below their carrying value. Determining goodwill and intangible assets, and evaluating them for impairment, requires significant management estimates and judgment, including estimating value and assessing useful life in connection with the allocation of purchase price in the acquisition creating them. We evaluate the value of intangible assets subject to amortization on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Should such reviews indicate impairment, a reduction of the carrying value of the intangible asset could occur.

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

As of December 31, 2021, we had $1,151 million of outstanding debt that consisted of (i) an existing term loan balance of $646.2 million and (ii) incremental term loans in an aggregate principal amount of $505.0 million. In addition, we maintain a $100.0 million revolving credit facility, though no amounts were outstanding as of December 31, 2021.

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

2020 Debt Refinancing

On January 17, 2020, we entered into the First Amendment (the “First Amendment”) to the 2019 Credit Agreement with the other loan parties thereto, Barclays Bank PLC, as administrative agent, and the Royal Bank of Canada as fronting bank. Pursuant to the First Amendment, the Company refinanced the existing term loans (the “2019 Term Loans”) with replacement term loans in an aggregate principal amount of $952.0 million (the “2020 Term Loans”). The 2020 Term Loans provided for substantially the same terms as the 2019 Term Loans, including the same maturity date of July 1, 2026, except that the 2020 Term Loans provide for a reduced applicable margin on LIBOR of 75 basis points. The applicable margin on LIBOR under the 2020 Term Loans was 2.50%, compared to 3.25% under the 2019 Term Loans.

2021 Debt Refinancing

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

2021 Incremental Term Loans

On December 31, 2021, we entered into the Third Amendment (the “Third Amendment”) to the 2019 Credit Agreement with the guarantors party thereto, Barclays Bank PLC, as administrative agent, and the lenders party thereto from time to time. Pursuant to the Third Amendment, the Company obtained incremental term loans (the “2021 Incremental Term Loans”) in an aggregate principal amount of $505.0 million and used the proceeds to fund the acquisition of 100% of the equity interest of WestEnd Advisors, LLC and to pay fees and expenses incurred in connection therewith. The 2021 Incremental Term Loans will mature in December 2028 and will bear interest at an annual rate equal to, at the option of the Company, either LIBOR (adjusted for reserves and subject to a 50 basis point floor) plus a margin of 2.25% or an alternate base rate plus a margin of 1.25%.

Subsequent to December 31, 2021, we reduced outstanding debt on the 2021 Incremental Term Loans by $65.0 million.

The phase out of LIBOR may have a negative impact on our funds and our debt obligations and may require significant operational work.

The Financial Conduct Authority (“FCA”), which regulates the administrator of the London Interbank Offered Rate (“LIBOR”) has announced that it will no longer compel panel banks to submit rates for LIBOR after year-end 2021. On November 30, 2020, the ICE Benchmark Association announced its intention to cease publication of the one-week and two-month U.S. dollar-denominated (“USD”) LIBOR rates immediately following December 31, 2021, and the remaining USD LIBOR rates following the LIBOR publications on June 30, 2023. While we expect LIBOR to be available in substantially its current form until at least such date, it is possible that LIBOR will become unavailable prior to that point; in which case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified. The introduction of an alternative rate also may create additional basis risk and increased volatility as alternative rates are phased in and utilized in parallel with LIBOR.

The expected phase-out of LIBOR could negatively impact our net interest revenue and require significant operational work. Certain securities in our investment portfolio and the floating rate loans that our strategies may hold reference LIBOR as the benchmark rate to determine the applicable interest rate or payment amount. The expected discontinuation of LIBOR could create uncertainty or differences in the calculation of the applicable interest rate or payment amount depending on the terms of the governing instruments. There could be significant work required to transition using the new benchmark rates and to implement necessary changes to our systems. Regulators and industry working groups have suggested alternative reference rates, but global consensus is lacking. This could result in different financial performance for previously booked transactions and may impact our existing transaction data, products, systems, operations, and pricing processes.

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

Crestview GP beneficially owns a significant amount of our common stock and its interests may conflict with ours or other shareholders’ in the future.

Crestview GP does not hold any of our common stock, but beneficially owns 45.7% of our common stock as of December 31, 2021. As a result, Crestview GP has the ability to elect several members of our board of directors and thereby significantly  influence our policies and operations, including the appointment of management, future issuances of our common stock or other securities, the payment of dividends, if any, on our common stock, the incurrence of debt by us, amendments to our amended and restated certificate of incorporation and amended and restated bylaws, and the entering into of extraordinary transactions. Crestview GP may also be able to significantly influence all matters requiring shareholder approval including without limitation a change in control of us or a change in the composition of our board of directors and or precluding any acquisition of us. This significant voting control could deprive other shareholders of an opportunity to receive a premium for shares of their common stock as part of a sale of us and ultimately might affect the market price of our common stock. Further, the interests of Crestview GP may not in all cases be aligned with other shareholders’ interests.

In addition, Crestview GP may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to other shareholders. For example, Crestview GP could influence us to make acquisitions that increase our indebtedness or sell revenue‑generating assets. Crestview GP is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Our amended and restated certificate of incorporation provides that none of Crestview GP or Reverence Capital or any of their respective affiliates will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. Crestview GP or Reverence Capital also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us, which could have an adverse effect on our growth prospects.

The market price of our Common Stock is likely to be volatile and could decline.

The stock market in general has been highly volatile. As a result, the market price and trading volume for our Common Stock may also be highly volatile, and investors our Common Stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. Factors that could cause the market price of our Common Stock to fluctuate significantly include:

•	our operating and financial performance and prospects and the performance of other similar companies;
•	our quarterly or annual earnings or those of other companies in our industry;
•	conditions that impact demand for our products and services;
•	the public’s reaction to our press releases, financial guidance and other public announcements, and filings with the SEC;

•	changes in earnings estimates or recommendations by securities or research analysts who track our Common Stock;
•	market and industry perception of our level of success in pursuing our growth strategy;
•	strategic actions by us or our competitors, such as acquisitions or restructurings;
•	changes in government and other regulations; changes in accounting standards, policies, guidance, interpretations or principles;
•	departure of key personnel;
•	the number of shares publicly traded;
•	sales of our Common Stock by us, our investors or members of our management team; and
•

changes in general market, economic and political conditions in the U.S. and global economies or financial markets, including those resulting from natural disasters, telecommunications failures, cyber‑attacks, civil unrest in various parts of the world, acts of war, terrorist attacks or other catastrophic events.

Any of these factors may result in large and sudden changes in the trading volume and market price of our Common Stock.

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

Sales of substantial amounts of our Common Stock in the public market, or the perception that these sales could occur, could cause the market price of our Common Stock to decline. As of February 28, 2022, 68,750,266 shares of our Common Stock are outstanding. Shares of our Common Stock are freely tradable without restriction under the Securities Act, unless purchased by our “affiliates,” as that term is defined in Rule 144 under the Securities Act.

In the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisition or employee arrangement, or in certain other circumstances. Any of these issuances could result in substantial dilution to our existing shareholders and could cause the trading price of our Common Stock to decline.

If securities or industry analysts publish misleading or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our Common Stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of these analysts downgrades our shares or publishes misleading or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our shares could decrease, which could cause our stock price or trading volume to decline.

We are an “emerging growth company,” and any decision on our part to comply with certain reduced disclosure requirements applicable to emerging growth companies could make our Common Stock less attractive to investors.

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

We may take advantage of these exemptions until such time that we are no longer an emerging growth company. Accordingly, the information contained herein may be different than the information provided by other public companies. We could remain an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues are at least $1.07 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b‑2 under the Exchange Act, which would occur if, among other things, the market value of our common equity securities held by non‑affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in nonconvertible debt securities during the preceding three‑year period. Acquisitions could accelerate the timing of when we cease to be an emerging growth company to a period shorter than the fifth anniversary of our IPO. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal control over financial reporting, investors could lose confidence in the reliability of our financial statements. Any decision on our part to comply with certain reduced disclosure requirements applicable to emerging growth companies could make our Common Stock less attractive to investors.

We cannot predict whether investors will find our Common Stock less attractive if we choose to rely on one or more of the exemptions described above. If investors find our Common Stock less attractive as a result of any decisions to reduce future disclosure, there may be a less active trading market for our Common Stock and our stock price may be more volatile.

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

In particular, the Sarbanes‑Oxley Act requires us to document and test the effectiveness of our internal control over financial reporting in accordance with an established internal control framework, and to report on our conclusions as to the effectiveness of our internal controls. Currently we choose to utilize the exemption pursuant to Section 404(b) of the Sarbanes-Oxley Act for “emerging growth companies” whereby our independent registered public accounting firm is not required to provide an attestation report on the effectiveness of our internal control over financial reporting. As described in the previous risk factor, we could potentially qualify as an emerging growth company until December 31, 2023. In addition, we are required under the Exchange Act to maintain disclosure controls and procedures and internal control over financial reporting. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal control over financial reporting, investors could lose confidence in the reliability of our financial statements. This could result in a decrease in the value of our Common Stock. Failure to comply with the Sarbanes‑Oxley Act could potentially subject us to sanctions or investigations by the SEC or other regulatory authorities.

Failure to maintain effective internal control over financial reporting could have a material adverse effect on our business, operating results and stock price.

Section 404 of the Sarbanes-Oxley Act and related SEC rules require that we perform an annual management assessment of the design and effectiveness of our internal control over financial reporting. Our assessment concluded that our internal control over financial reporting was effective as of December 31, 2021; however, there can be no assurance that we will be able to maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time in future periods. Accordingly, we cannot assure that we will be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal control is necessary for us to produce reliable financial reports and is important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our Class A common stock could drop significantly.

Our ability to pay regular dividends is subject to our Board’s discretion and Delaware law.

We intend to pay dividends to holders of our Common Stock as described in “Dividend Policy.” Our board of directors may, in its sole discretion, change the amount or frequency of dividends or discontinue the payment of dividends entirely. In making decisions regarding our quarterly dividends, we consider general economic and business conditions, our strategic plans and prospects, our businesses and investment opportunities, our financial condition and operating results, working capital requirements and anticipated cash needs, contractual restrictions (including under the terms of our Third Amendment to the 2019 Credit Agreement) and legal, tax, regulatory and such other factors as we may deem relevant.

Future offerings of debt or equity securities may rank senior to our Common Stock.

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

Furthermore, if our future access to public markets is limited or our performance decreases, we may need to carry out a private placement or public offering of our Common Stock at a lower price than the price at which investors purchased their shares.

Because our decision to issue debt, preferred or other equity or equity‑linked securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our Common Stock will bear the risk of our future offerings reducing the market price of our Common Stock and diluting the value of their shareholdings in us.

Provisions in our charter documents could discourage a takeover that shareholders may consider favorable.

Certain provisions in our governing documents could make a merger, tender offer or proxy contest involving us difficult, even if such events would be beneficial to the interests of our shareholders. Among other things, these provisions:

•	permit our board of directors to establish the number of directors and fill any vacancies and newly created directorships;
•	authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a shareholder rights plan;
•	provide that our board of directors is expressly authorized to amend or repeal any provision of our bylaws;
•	restrict the forum for certain litigation against us to Delaware;
•	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by shareholders at annual shareholder meetings;
•	establish a classified board of directors with three classes of directors and the removal of directors only for cause;
•	require that actions to be taken by our shareholders be taken only at an annual or special meeting of our shareholders, and not by written consent;
•	establish certain limitations on convening special shareholder meetings; and
•	restrict business combinations with interested shareholders.

These provisions may delay or prevent attempts by our shareholders to replace members of our management by making it more difficult for shareholders to replace members of our board of directors, which is responsible for appointing the members of our management. Anti‑takeover provisions could depress the price of our common stock by acting to delay or prevent a change in control of us.

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

Investment management firms are subject to extensive regulation in the United States, primarily at the federal level, including regulation by the SEC under the 1940 Act and the Advisers Act, by the U.S. Department of Labor, or the DOL, under ERISA, by the Commodity Futures Trading Commission, or the CFTC, by the National Futures Association, or NFA, under the Commodity Exchange Act, and by the Financial Industry Regulatory Authority, Inc., or FINRA. The U.S. mutual funds and ETFs we manage are registered with and regulated by the SEC as investment companies under the 1940 Act. The Advisers Act imposes numerous obligations on investment advisers, including recordkeeping, advertising, compliance and operating requirements, disclosure obligations and prohibitions on fraudulent activities. The 1940 Act imposes similar obligations, as well as additional detailed operational requirements, on registered funds, which must be adhered to by their investment advisers. Investment advisers also are subject to certain state securities laws and regulations. Non-compliance with the Advisers Act, the 1940 Act or other federal and state securities laws and regulations could result in investigations, sanctions, disgorgement, fines and reputational damage.

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

SEC Fund of Funds Rule: In October 2020, the SEC adopted new Investment Company Act Rule 12d1-4 and related amendments intended to streamline and enhance the regulatory framework governing funds investing in other funds.

SEC Derivatives Rule for US Registered Funds: In November 2020, the SEC adopted rules regarding the use of derivatives by registered funds, as well as enhanced reporting and recordkeeping requirements.  The new rules require funds investing in derivatives beyond a 10% derivatives exposure threshold to adopt a formalized derivatives risk management program.

Consumer Privacy Protection Laws: In November 2020, California voters approved the CPRA, which amends the existing California Consumer Privacy Act (“CCPA”) and provides new and additional rights and obligations to the existing law.

SEC Fair Value Rule: In December 2020, the SEC adopted new rule 2a-5 under the Investment Company act of 1940 to modernize the process by which registered funds value their assets, including asset for which there is no market quotation readily available and would therefore be subject to fair valuation in good faith by the fund’s board.  The new rule allows the board to delegate fair value determinations to a valuation designee, which would likely be the adviser, subject to board oversight of process and responsibilities.

SEC Proposed Rules on Private Fund Advisers: The SEC has recently proposed new rules and amendments to enhance regulation of private fund advisors. These include proposed amendments to Form PF for SEC-registered investment advisers that add new required disclosures to the form, require advisers to file reports within one business day for certain significant events, lower the threshold for large private equity adviser reporting and impose increased reporting obligations on large liquidity fund advisers. The SEC has also proposed additional rules that would, among other things, require registered private fund advisers to (i) provide quarterly reports to investors of fund performance, fees and expenses, (ii) obtain an annual audit for each fund and (iii) distribute to investors a fairness opinion and summary of certain material business relationships with the opinion provider in connection with an adviser-led secondary transaction. In addition, the proposed rules would prohibit private fund advisers from engaging in certain activities and practices deemed to be contrary to the public interest and investor protection, providing certain types of preferential terms for selected investors and providing any other preferential treatment unless disclosed to current and prospective investors. These rules and amendments, if adopted as proposed, could significantly increase the Company’s reporting, disclosure and compliance obligations and create operational complexity for our alternative products.

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

As of December 31, 2021, approximately 9% of our total AUM was invested in strategies that primarily invest in securities of non‑U.S. companies and securities denominated in currencies other than the U.S. dollar. Fluctuations in foreign currency exchange rates could negatively affect the returns of our clients who are invested in these securities. In addition, an increase in the value of the U.S. dollar relative to non‑U.S. currencies is likely to result in a decrease in the U.S. dollar value of our AUM, which, in turn, would likely result in lower revenue and profits.

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

The Company leases its principal executive offices, which are located in San Antonio, TX. In the United States, the Company also leases office space in Brooklyn, OH; Birmingham, MI; Boston, MA; Rocky River, OH; Cincinnati, OH; Charlotte, NC; Denver, CO; Des Moines, IA; Hanover, NH; Norwalk, CT; and San Francisco, CA. Outside the United States, the Company leases office space in Singapore and Hong Kong. The Company believes its existing facilities are adequate to meet its current and future business requirements.

Item 3.	Legal Proceedings.

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. The Company is not currently a party to any material legal proceedings.

Item 4.	Mine Safety Disclosures.

Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Shares of the Company’s Common Stock are listed and trade on NASDAQ under the symbol “VCTR”. As of December 31, 2021, there were approximately 3,000 beneficial shareholders of the Company’s Common Stock.

At a special meeting of stockholders held on November 19, 2021, The Company’s stockholders approved the elimination of the Company’s dual-class share structure. As a result of the stockholders’ vote, the Company filed its amended and restated charter with the Secretary of State of Delaware. Effective November 23, 2021, Victory Capital’s Class B common stock converted into Class A common stock on a one-for-one basis, and the Company now has a single class of Common Stock. As a result, all holders of the Company’s Common Stock have identical economic and voting rights.

Performance Graph

The following graph shows a comparison from February 8, 2018 (the date our Common Stock commenced trading on NASDAQ) through December 31, 2021 of the cumulative total return of our Common Stock, the Standard & Poor’s 500 Stock Index (S&P 500 Index) and a peer group comprised of Affiliated Managers Group, Inc., Artisan Partners Asset Management Inc., BrightSphere Investment Group plc, Eaton Vance Corp., and Virtus Investment Partners, Inc. Eaton Vance Corp. was acquired and ceased to publicly trade on March 1, 2021. The graph assumes that $100 was invested at the market close on February 8, 2018 in our common stock, the S&P 500 Index and the peer group and assumes reinvestment of any dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

$400
$380
$360
$340
$320
$300
$280
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
February-18
April-18
June-18
August-18
October-18
December-18
February-19
April-19
June-19
August-19
October-19
December-19
February-20
April-20
June-20
August-20
October-20
December-20
February-21
April-21
June-21
August-21
October-21
December-21
VCTR
S&P 500
Peer Group

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following table sets out information regarding purchases of equity securities by the Company for the three months ended December 31, 2021.

	Total Number of Shares of Common Stock	Average Price Paid Per Share of Common	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans	Approximate Dollar Value That May Yet Be Purchased Under Outstanding Plans or Programs
Period	Purchased(1)	Stock	or Programs	(in millions)(2)
October 1-31, 2021	45,260	$36.28	45,260	$3.8
November 1-30, 2021	60,255	36.06	23,355	2.9
December 1-31, 2021	53,685	35.26	53,685	16.0
Total	159,200	$35.85	122,300

(1)

Common Stock purchased in November 2021 includes 29,400 and 7,500 shares purchased on November 22, 2021 in the open market by David Brown and Michael Policarpo, respectively, at a weighted average cost per share of $34.62.

(2)

The share repurchase programs authorized in 2018, 2019, May 2020 and November 2020, each for $15.0 million of the Company’s Common Stock, were completed in September 2019, June 2020, October 2020 and May 2021, respectively. In May 2021, a fifth share repurchase program was authorized for $15.0 million of the Company’s Common Stock, which was completed in January 2022. In December 2021, the Company’s Board of Directors authorized a sixth share repurchase program whereby the Company may repurchase up to an additional $15.0 million of the Company’s Common Stock in the open market or in privately negotiated transactions. The amount and timing of purchases under the share repurchase program authorized in December 2021 will depend on a number of factors including the price and availability of our shares, trading volume, capital availability, our performance and general economic and market conditions. The program can be suspended or discontinued at any time. The December 2021 share repurchase program took effect in January 2022, upon the completion of the May 2021 share repurchase program, and expires on December 31, 2023. In 2021, shares of Common Stock repurchased under programs authorized by the Company’s Board of Directors totaled 885,505 at a total cost of $26.2 million for an average price of $29.53 per share. In 2020, the Company repurchased 1,497,827 shares of Common Stock at a total cost of $26.3 million for an average price of $17.57 per share, while in 2019, the Company’s share repurchases totaled 828,880 shares of Common Stock at a total cost of $13.5 million and an average price of $16.26 per share. As of December 31, 2021, a cumulative total of 4,068,487 shares of Common Stock had been repurchased under programs authorized by the Company’s Board of Directors at a total cost of $74.0 million for an average price of $18.19 per share. As of December 31, 2021, $16.0 million was available for future repurchases under authorized share repurchase programs, $1.0 million under the May 2021 program and $15.0 million under the December 2021 program.

Dividend Policy

In 2019, the Company announced the initiation of quarterly cash dividends and paid its first quarterly dividend in September of that year. During 2020, the Board authorized two increases in the quarterly cash dividend. In August 2020, the dividend was increased by 20%; and, in November, the dividend was increased by 17%. Combined, the two increases resulted in the quarterly cash dividend growing by 40%, from $0.05 per share in the first quarter of 2020, to $0.07 per share in the fourth quarter of 2020. During 2021, the Board authorized four increases in the quarterly cash dividend. Combined, the four increases resulted in the quarterly cash dividend growing by approximately 143%, from $0.07 per share in the fourth quarter of 2020, to $0.17 per share in the fourth quarter of 2021.

Holders of restricted stock awards on the Company’s Common Stock that are unvested at the time quarterly dividends are declared are entitled to be paid these dividends as and when the restricted stock vests. Potential future dividend payments will be at the sole discretion of our board of directors and will depend upon then‑existing conditions, including capital requirements to execute our growth strategy, results of operations, financial condition, projected cash flow, and terms associated with our current credit facility or any future financing. Potential increases to the Company’s cash dividend rate will be assessed annually.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, references in this Annual Report on Form 10-K to the “Company,” “Victory,” or in the first-person notations of “we,” “us,” and “our” shall mean Victory Capital Holdings, Inc., a Delaware corporation, and its wholly-owned subsidiaries.

Objective

The objective of this section of the Annual Report on Form 10-K is to provide a discussion and analysis, from management’s perspective, of the key performance indicators and material information necessary to assess our financial condition, results of operations, liquidity and cash flows for the year ended December 31, 2021. In addition, we also discuss the Company’s contractual obligations and off-balance sheet arrangements. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this report. In addition to historical information, this discussion and analysis contains forward‑looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from management’s expectations. Please refer to the sections of this report entitled “Forward‑Looking Statements” and “Risk Factors.”

Overview

Our Business – Victory is a diversified global asset management firm with $183.7 billion in AUM as of December 31, 2021. The Company operates a next-generation business model combining boutique investment qualities with the benefits of an integrated, centralized operating and distribution platform.

The Company provides specialized investment strategies to institutions, intermediaries, retirement platforms and individual investors. With 12 autonomous Investment Franchises and a Solutions Platform, Victory offers a wide array of investment products, including actively and passively managed mutual funds, rules-based and active ETFs, institutional separate accounts, VIPs, ESG and impact investment strategies, alternative investments, private closed end funds, and a 529 Education Savings Plan. Victory Capital’s strategies are also offered through third-party investment products, including mutual funds, third-party ETF model strategies, retail SMAs and UMAs through wrap account programs, CITs, and UCITs. As of December 31, 2021, our Franchises and our Solutions Platform collectively managed a diversified set of 130 investment strategies for a wide range of institutional and retail clients and direct investors.

Franchises – Our Franchises are largely operationally integrated, but are separately branded and make investment decisions independently from one another within guidelines established by their respective investment mandates. Our largely integrated model creates a supportive environment in which our investment professionals, largely unencumbered by administrative and operational responsibilities, can focus on their pursuit of investment excellence. VCM employs all of our U.S. investment professionals across our Franchises, which are not separate legal entities.

Solutions – Our Solutions Platform consists of multi-asset, multi-manager, quantitative, rules-based, factor-based, and customized portfolios. These strategies are designed to achieve specific return characteristics, with products that include values-based and thematic outcomes and exposures. We offer our Solutions Platform through a variety of vehicles, including separate accounts, mutual funds, UMA accounts, rules-based and active ETFs under our VictoryShares ETF brand. Like our Franchises, our Solutions Platform is operationally integrated and supported by our centralized distribution, marketing and operational support functions.

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

We have grown our AUM from $17.9 billion following the management-led buyout with Crestview GP in August 2013 to $183.7 billion at December 31, 2021. We attribute this growth to our success in sourcing acquisitions and evolving them into organic growers, generating strong investment returns, and developing institutional, retail, and direct investor channels with deep penetration.

WestEnd Acquisition (the “WestEnd Acquisition”) – On December 31, 2021, the Company completed the acquisition of 100% of the equity interests of WestEnd pursuant to the WestEnd purchase agreement (as amended, the “WestEnd Purchase Agreement”), resulting in WestEnd becoming the Company’s 12th investment franchise. Founded in 2004, and headquartered in Charlotte, NC, WestEnd provides financial advisors with a turnkey, core model allocation strategies serving as holistic solutions and complementary sources of alpha. The firm offers four primary ETF strategies and one large cap core strategy, all in tax efficient SMA structures. At December 31, 2021, the WestEnd acquired assets totaled $19.3 billion. The WestEnd acquired assets had no economic impact on operations in 2021 and no effect on asset flows, average assets, revenues or earnings in the full-year period ended December 31, 2021.

The aggregate purchase price (the “WestEnd Purchase Price”) for the WestEnd Acquisition is estimated at $716.1 million, net of cash acquired, which includes (i) $475.8 million in cash paid at closing (the “WestEnd Closing”) net of cash acquired plus the acquisition date value of contingent payments due to sellers of $239.7 million plus an estimated $0.6 million payable in cash in the first half of 2022 for net working capital adjustments. The contingent earn-out payments are based on net revenue of the WestEnd business during each of the first four years following the WestEnd Closing, subject to certain “catch-up” provisions over a five and one half year period following the WestEnd Closing. A maximum of $320.0 million ($80.0 million per year) in earn-out payments may be paid. The WestEnd Purchase Price is subject to adjustments based on the level of client consents received, net working capital, debt, cash and unpaid transaction expenses. Refer to Note 4, Acquisitions, for further details on the WestEnd Acquisition.

NEC Acquisition (the “NEC Acquisition”) – On November 1, 2021, the Company completed the acquisition of 100% of the equity interests in NEC, resulting in NEC becoming the Company’s 11th investment franchise. Founded in 2004 and based in Hanover, NH, NEC is an alternative asset management firm focused on debt and equity investments in clean energy infrastructure projects and companies. At November 1, 2021, the NEC AUM that was acquired totaled $795.0 million.

The estimated purchase price for the NEC Acquisition is $63.1 million, which includes $62.8 million in cash paid at closing, net of cash acquired, and $0.3 million of net working capital adjustments to be settled in the first quarter of 2022. Under the terms of the purchase agreement, the Company will pay up to an additional $35.0 million in cash based on net revenue growth over a six year period following the closing date. Refer to Note 4, Acquisitions, for further details on the NEC Acquisition.

THB Acquisition (the “THB Acquisition”) – On March 1, 2021, the Company completed the acquisition of certain assets of THB, resulting in THB becoming the Company’s 10th investment franchise. The acquisition expanded and diversified our investment platform, adding capacity constrained asset classes. The team manages strategies in U.S. micro-cap, small-cap and mid-cap assets classes as well as international small cap and global small cap portfolios; all of which are asset classes in which active management is an important part of a well-diversified portfolio. At March 1, 2021, the THB AUM that was acquired totaled $547 million.

In addition to servicing clients in the U.S., THB has a footprint in Australia and Europe which provides us with expanded distribution opportunities in regions in which we have a limited presence today. This will benefit all of our Franchises as we look to leverage THB’s distribution footprint to sell more of our investment strategies outside the U.S.

Aligning with the Company’s responsible investing initiatives, all of THB’s strategies have ESG considerations integrated into their investment processes. THB was an early adopter of responsible investment practices and has been managing responsible investment portfolios for decades.

Nominal consideration was paid for the assets of THB. The THB investment team will share in the revenue generated on their products and benefit from our centralized operational, marketing and distribution platforms.

THB has significant room for AUM growth across its product set, which we think will significantly accelerate with our distribution support. Refer to Note 4, Acquisitions, for further details on the THB Acquisition.

USAA AMCO Acquisition – On July 1, 2019, the Company completed the acquisition (the “USAA AMCO Acquisition”) of USAA Asset Management (“USAA Adviser”) and VCTA, formally known as the USAA Transfer Agency Company. The acquisition expanded and diversified the Company’s investment platform and increased the Company’s size and scale. The acquisition also provided the Company the rights to offer products and services using the USAA brand and the opportunity to offer its products to USAA members through a direct distribution channel.

A maximum of $150.0 million ($37.5 million per year) in contingent payments is payable to sellers based on the annual revenue of USAA Adviser attributable to all “non-managed money”-related AUM in each of the first four years following the closing date. In the fourth quarter of 2020, we paid $37.5 million in cash to sellers for the first annual contingent payment. In the fourth quarter of 2021, we paid $37.5 million in cash to sellers for the second annual contingent payment.

The estimated fair value of contingent consideration payable to sellers was estimated at $68.8 million at December 31, 2021 as compared to $92.5 million at December 31, 2020 and is included in consideration payable for acquisition of business in the Consolidated Balance Sheets. The increase in the liability of $13.8 million for the year ended December 31, 2021 was recorded in change in value of consideration payable for acquisition of business in the Consolidated Statements of Operations. Refer to Note 4, Acquisitions, for further details on the USAA AMCO Acquisition.

Alderwood - On September 20, 2020, the Company acquired, through a wholly owned subsidiary, a 15% interest in Alderwood and made a capital contribution of $1.5 million in cash. Alderwood’s operating entity, Alderwood Capital, is a London-based investment advisory firm focused on taking minority stakes in specialist boutique asset management businesses. The Company had commitments to contribute additional capital of $4.5 million to Alderwood and $50 million to a private fund to be launched by Alderwood, upon the satisfaction of certain conditions. On January 31, 2022, the Company signed an amendment to the Alderwood members’ agreement (“Alderwood Amendment”) and made a $1.5 million capital contribution to Alderwood. The Alderwood Amendment reduced the Company’s commitment to contribute additional capital to Alderwood from $4.5 million to $3.0 million. Refer to Note 13, Equity Method Investment, for further discussion regarding the investment.

COVID-19 Pandemic – The global spread of COVID-19 has created significant volatility, uncertainty and economic disruption. While COVID-19 did not have a material adverse effect on our business, operations and financial results, the extent to which the pandemic impacts our business, operations and financial results going forward will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on economic activity and actions taken in response; and the effect on our ability to sell and provide our services. We believe that doing our part to maintain the health and welfare of our employees is a critical element for achieving commercial success. As such, the Company has taken a proactive approach to addressing the ongoing COVID-19 pandemic’s impact on our employees in order to protect their health, encouraging and in some instances requiring working from home, and balancing these steps with a carefully considered return to office policy that complies with respective local guidelines for each of our offices.

Business Highlights in 2021

Assets under management:

•

AUM at December 31, 2021 increased by $36.5 billion, or approximately 24.7%, to $183.7 billion from $147.2 billion at December 31, 2020, primarily driven by the combination of net assets acquired and market appreciation of $20.3 billion and $20.6 billion, respectively, partially offset by net outflows of $4.5 billion. Long-term gross inflows were $27.9 billion and $23.2 billion for the years ended December 31, 2021 and 2020, respectively. Long-term net outflows were $4.0 billion and $10.9 billion for the years ended December 31, 2021 and 2020, respectively. We generated $28.3 billion in gross flows and $4.5 billion in net outflows ($4.0 billlion long-term, $0.5 billion short-term) for the year ended December 31, 2021, compared to $35.9 billion in gross flows and $19.4 billion in net outflows ($10.9 billlion long-term, $8.4 billion short-term) for the same period in 2020.

Investment performance:

•

43 of our total Victory Capital mutual funds and ETFs had overall Morningstar ratings of four or five stars and 64% of our fund and ETF AUM were rated four or five stars overall by Morningstar. 64% of our strategies by AUM had investment returns in excess of their respective benchmarks over a one-year period, 77% over a three-year period, 82% over a five-year period and 77% over a ten-year period. On an equal-weighted basis, 70% of our strategies have outperformed their respective benchmarks over a one-year period, 60% over a three-year period, 67% over a five-year period and 71% over a ten-year period.

2021 corporate ESG initiatives:

•

In 2021, we published the Company’s inaugural Corporate Social Responsibility (”CSR”) report. This report details our enterprise-level initiatives as well as our approach to integrating ESG considerations into our investment management processes.

•

We improved our corporate governance in 2021 by eliminating the Company’s former dual-class stock structure. As a result, all holders of the Company’s common stock now have identical economic and voting rights where one share equals one vote.

•	We implemented mandatory inclusive culture eLearning and hosted multiple sustained-learning activities designed to enhance awareness of diversity and inclusion in our workplace.
•

The Company formed a strategic alliance with Xavier University of Louisiana (“XULA”) and granted scholarships to XULA students. Additionally, we funded and assisted in establishing a student-led XULA Investment Club.

2021 investing ESG initiatives:

•	We launched three new VictoryShares ESG ETFs.
•

The Company completed the acquisition of certain assets of THB Asset Management. All of THB’s strategies have ESG considerations integrated into their investment processes. THB was an early adopter of responsible investment practices and has been managing responsible investment portfolios for decades.

•

We further enhanced our impact investing capabilities with the completion of the acquisition of 100% of the equity interests in NEC. NEC is an alternative asset management firm focused on debt and equity investments in clean and renewable energy infrastructure projects and companies.

Financial highlights:

•

Total revenue for the year ended December 31, 2021 was $890.3 million compared to $775.4 million for the year ended December 31, 2020. Net income was $278.4 million and $212.5 million, respectively, for the years ended December 31, 2021 and 2020.

•

GAAP earnings per diluted share were $3.75 for the year ended December 31, 2021 compared to $2.88 for the same period in 2020. Adjusted net income with tax benefit per diluted share was $4.82 and $3.87, respectively, for the years ended December 31, 2021 and 2020. Refer to “Supplemental Non‑GAAP Financial Information” for more information about how we calculate Adjusted Net Income and a reconciliation of net income to Adjusted Net Income.

•

Adjusted EBITDA and adjusted EBITDA margin was $449.0 million and 50.4%, respectively, for the year ended December 31, 2021 compared to $377.3 million and 48.7%, respectively, for the year ended December 31, 2020. Refer to “Supplemental Non‑GAAP Financial Information” for more information about how we calculate Adjusted EBITDA and a reconciliation of net income to Adjusted EBITDA.

•

Adjusted Net Income was $329.0 million for the year ended December 31, 2021 compared to $258.5 million for the year ended December 31, 2020. Refer to “Supplemental Non‑GAAP Financial Information” for more information about how we calculate Adjusted Net Income and a reconciliation of net income to Adjusted Net Income.

Other:

•	On October 28, 2021, the Company announced it was named in the Top 10 of Fortune’s 100 Fastest-Growing Companies for 2021.
•

On September 24, 2021, the Company filed a Registration Statement on Form S-3 on behalf of Crestview, Reverence and their affiliated entities that hold the Company’s stock to permit the sale of up to 44,973,804 shares of the Company’s Common Stock from time to time. On October 13, 2021, the Form S-3 was declared effective.

©2021 Fortune Media IP Limited All rights reserved. Fortune is a registered trademark of Fortune Media IP Limited and is used under license. Fortune and Fortune Media IP Limited are not affiliated with, and do not endorse products or services of, Victory Capital Management, Inc. Fortune’s annual list ranks the top performing, publicly traded companies in revenues, profits and stock returns over the three-year period ended April 30, 2021.

Key Performance Indicators

The following table presents the key performance indicators we focus on when reviewing our results:

	Year Ended December 31,
($ in millions, except for basis points and percentages)	2021		2020		2019
AUM at period end	$183,654		$147,241		$151,832
Average AUM	158,590		136,422		102,719
Gross flows	28,254		35,857		32,112
Net short term flows	(528)		(8,441)		20
Net long term flows	(3,952)		(10,911)		1,840
Net flows	(4,480)		(19,352)		1,860
Total revenue	890.3		775.4		612.4
Revenue on average AUM	56.1	bps	56.8	bps	59.6	bps
Net income	278.4		212.5		92.5
Adjusted EBITDA(1)	449.0		377.3		268.8
Adjusted EBITDA margin(1)(2)	50.4%		48.7%			43.9%
Adjusted Net Income(1)	329.0		258.5		172.8
Tax benefit of goodwill and acquired intangibles(3)	28.0		27.0		20.3

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

Valuation of Assets Under Management

The fair value of assets under management of the Victory Funds, USAA Funds and VictoryShares is primarily determined using quoted market prices or independent third-party pricing services or broker price quotes. In certain circumstances, a quotation or price evaluation is not readily available from a pricing service. In these cases, pricing is determined by management based on a prescribed valuation process that has been approved by the directors/trustees of the sponsored products. The same prescribed valuation process is used to price securities in separate accounts and the Company’s other non-alternative investment vehicles for which a quotation or price evaluation is not readily available from a pricing service.

For certain alternative investment vehicles, including the NEC funds, AUM represents limited partner capital commitments during the commitment period of the fund. Following the earlier of the termination of the commitment period and the beginning of any commitment period for a successor fund, AUM generally represents, depending on the fund, the lesser of a) the net asset value of the fund and b) the aggregated adjusted cost basis of each unrealized portfolio investment or the limited partner capital commitments reduced by the amount of capital contributions used to make portfolio investments that have been disposed. The fair value of Level III assets held by alternative investment vehicles is determined under the respective valuation policy for each fund. The valuation policies address the fact that substantially all the investments of a fund may not have readily available market information and therefore the fair value for these assets is typically determined using unobservable inputs and models that may include subjective assumptions. AUM reported by the Company for alternative investment vehicles may not necessarily equal the funds’ net asset values or the total fair value of the funds’ portfolio investments as AUM represents the basis for calculating management fees. For the periods presented, less than one percent of the Company’s total AUM were Level III assets priced without using a quoted market price, broker price quote or pricing service quotation.

AUM by Asset Class – the following table presents our AUM by asset class as of the dates indicated:

	As of December 31,
(in millions)	2021(1)	2020	2019(2)	2018	2017
Solutions	$62,003	$34,041	$31,649	$3,767	$3,028
Fixed Income	35,119	36,599	37,973	6,836	7,551
U.S. Mid Cap Equity	30,578	26,230	26,347	20,019	25,185
U.S. Small Cap Equity	20,094	18,368	17,346	12,948	15,308
Global / Non-U.S. Equity	15,757	13,982	12,603	4,610	4,105
U.S. Large Cap Equity	15,766	14,230	14,091	3,759	4,789
Alternative Investments	795	—	—	—	—
Other	442	257	236	824	1,805
Total Long-Term Assets	$180,554	$143,707	$140,245	$52,763	$61,771
Money Market & Short-Term Assets	3,100	3,534	11,587	—	—
Total	$183,654	$147,241	$151,832	$52,763	$61,771

(1)

Includes the impact of acquired assets from the THB, NEC and WestEnd Acquisitions, which closed on March 1, 2021, November 1, 2021 and December 31, 2021, respectively, and increased our AUM by approximately $547 million, $795 million and $19.3 billion, respectively. The WestEnd acquired assets had no economic impact on operations in 2021 and no effect on asset flows, average assets, revenues or earnings in the full-year period ended December 31, 2021.

(2)

Includes the impact of the USAA AMCO Acquisition, which closed on July 1, 2019, increasing our AUM by $81.1 billion inclusive of managed portfolio assets invested through USAA’s brokerage business. We did not acquire the USAA brokerage business.

Asset Flows by Asset Class – the following table summarizes our asset flows by asset class for the periods indicated:

		U.S.		U.S.
	U.S. Mid	Small		Large	Global /					Money
	Cap	Cap	Fixed	Cap	Non-U.S.		Alternative		Total	Market /
(in millions)	Equity	Equity	Income	Equity	Equity	Solutions	Investments	Other	Long-term	Short-term	Total
Year Ended December 31, 2021
Beginning AUM	$26,230	$18,368	$36,599	$14,230	$13,982	$34,041	$—	$257	$143,706	$3,534	$147,241
Gross client cash inflows	5,935	4,562	6,743	364	2,674	7,426	—	165	27,869	386	28,254
Gross client cash outflows	(7,742)	(5,644)	(8,985)	(1,565)	(2,218)	(5,501)	—	(165)	(31,820)	(914)	(32,734)
Net client cash flows	(1,807)	(1,082)	(2,242)	(1,202)	456	1,925	—	—	(3,952)	(528)	(4,480)
Market appreciation / (depreciation)	6,169	2,685	649	2,766	1,532	6,625	—	146	20,573	10	20,583
Acquired assets / Net transfers	(14)	122	114	(28)	(214)	19,412	795	39	20,226	84	20,310
Ending AUM	$30,578	$20,094	$35,119	$15,766	$15,757	$62,003	$795	$442	$180,554	$3,100	$183,654
Year Ended December 31, 2020
Beginning AUM	$26,347	$17,346	$37,973	$14,091	$12,603	$31,649	$—	$236	$140,245	$11,587	$151,832
Gross client cash inflows	4,144	4,458	6,499	695	2,467	4,898	—	40	23,201	12,656	35,857
Gross client cash outflows	(7,605)	(5,201)	(9,140)	(2,631)	(2,501)	(6,974)	—	(60)	(34,112)	(21,097)	(55,209)
Net client cash flows	(3,460)	(742)	(2,641)	(1,936)	(34)	(2,076)	—	(21)	(10,911)	(8,441)	(19,352)
Market appreciation / (depreciation)	3,436	1,959	1,505	1,935	1,403	4,457	—	40	14,736	58	14,794
Acquired assets / Net transfers	(93)	(195)	(239)	139	10	10	—	3	(364)	331	(33)
Ending AUM	$26,230	$18,368	$36,599	$14,230	$13,982	$34,041	$—	$257	$143,706	$3,534	$147,241
Year Ended December 31, 2019
Beginning AUM	$20,019	$12,948	$6,836	$3,759	$4,610	$3,767	$—	$823	$52,763	$—	$52,763
Gross client cash inflows	5,663	3,338	6,489	480	1,457	5,696	—	171	23,293	8,820	32,112
Gross client cash outflows	(6,663)	(4,194)	(4,186)	(1,419)	(1,538)	(3,079)	—	(375)	(21,453)	(8,800)	(30,252)
Net client cash flows	(1,000)	(856)	2,303	(939)	(81)	2,617	—	(204)	1,840	20	1,860
Market appreciation / (depreciation)	5,511	3,728	1,158	1,263	1,609	2,739	—	(29)	15,980	85	16,065
Acquired assets / Net transfers	1,817	1,526	27,677	10,007	6,465	22,525	—	(356)	69,662	11,482	81,143
Ending AUM	$26,347	$17,346	$37,973	$14,091	$12,603	$31,649	$—	$236	$140,245	$11,587	$151,832

AUM by Distribution Channel – the following table presents our AUM by distribution channel as of the dates indicated:

	As of December 31,
	2021		2020		2019
(in millions)	Amount	% of total	Amount	% of total	Amount	% of total
Investor	$68,817	37%	$68,749	46%	$74,118	49%
Institutional	49,697	27%	40,840	28%	39,851	26%
Retail	65,140	36%	37,651	26%	37,863	25%
Total AUM(1)	$183,654	100%	$147,241	100%	$151,832	100%

(1)	The allocation of AUM by distribution channel involves the use of estimates and the exercise of judgment.

Assets Flows by Vehicle – the following table summarizes our asset flows by vehicle for the periods indicated:

			Separate Accounts
			and Other
(in millions)	Mutual Funds(1)	ETFs(2)	Vehicles(3)	Total
Year Ended December 31, 2021
Beginning AUM	$112,998	$3,976	$30,267	$147,241
Gross client cash inflows	19,070	849	8,335	28,254
Gross client cash outflows	(23,345)	(375)	(9,014)	(32,734)
Net client cash flows	(4,275)	474	(678)	(4,480)
Market appreciation / (depreciation)	15,638	828	4,117	20,583
Acquired assets / Net transfers(4)	(219)	(407)	20,936	20,310
Ending AUM	$124,142	$4,871	$54,641	$183,654
Year Ended December 31, 2020
Beginning AUM	$118,605	$4,213	$29,014	$151,832
Gross client cash inflows	31,172	492	4,192	35,857
Gross client cash outflows	(48,398)	(913)	(5,898)	(55,209)
Net client cash flows	(17,226)	(420)	(1,705)	(19,352)
Market appreciation / (depreciation)	11,746	183	2,864	14,794
Acquired assets / Net transfers	(127)	—	94	(33)
Ending AUM	$112,998	$3,976	$30,267	$147,241
Year Ended December 31, 2019
Beginning AUM	$30,492	$2,956	$19,315	$52,763
Gross client cash inflows	21,560	843	9,709	32,112
Gross client cash outflows	(25,239)	(914)	(4,099)	(30,252)
Net client cash flows	(3,679)	(71)	5,610	1,860
Market appreciation / (depreciation)	10,990	544	4,531	16,065
Acquired assets / Net transfers	80,802	782	(441)	81,143
Ending AUM	$118,605	$4,213	$29,014	$151,832

(1)	Includes institutional and retail share classes, money market and Variable Insurance Products or VIP funds.
(2)	Represents only ETF assets held by third parties. Excludes ETF assets held by other Victory Capital products.
(3)	Includes collective trust funds, wrap program accounts, UMAs, UCITs, private funds and non-U.S. domiciled pooled vehicles.
(4)

The year ended December 31, 2021 includes acquired assets of $547 million, $795 million and $19.3 billion associated with the THB, NEC and WestEnd acquisitions, which closed on March 1, 2021, November 1, 2021 and December 31, 2021, respectively. The WestEnd acquired assets had no economic impact on operations in 2021 and no effect on asset flows, average assets, revenues or earnings in the full-year period ended December 31, 2021.

December 31, 2021 AUM – Our total AUM at December 31, 2021 increased by $36.4 billion, or 24.7%, to $183.7 billion from $147.2 billion at December 31, 2020, primarily driven by the combination of net acquired assets and positive market movement of $20.3 million and $20.6 million, respectively, partially offset by net outflows of $4.5 billion.

The net outflows were driven by $2.2 billion in fixed income strategies, $1.8 billion our U.S. mid cap equity strategies, $1.2 billion in our U.S. large cap equity strategies, $1.1 billion in our U.S. small cap equity strategies and $0.5 billion in money market and short-term strategies, partially offset by $1.9 billion in net inflows into our Solutions Platform and $0.5 billion into our global/non-U.S. equity strategies.

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

The net outflows were driven by $8.4 billion in money market and short-term strategies, $3.5 billion in our U.S. mid cap equity strategies, $2.6 billion in our fixed income strategies, $2.1 billion in our Solutions Platform, $1.9 billion in our U.S. large cap equity strategies and $0.7 billion in our U.S. small cap equity strategies.

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

Personnel Compensation and Benefits – Personnel compensation and benefits is our most significant category of expense. Personnel compensation and benefits consists of (i) salaries, payroll related taxes and employee benefits, (ii) incentive compensation, (iii) sales‑based compensation, (iv) compensation expense related to equity awards granted to employees and directors and (v) acquisition‑related compensation in the form of cash retention bonuses and certain transaction-related compensatory payment arrangements.

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

Distribution and Other Asset‑based Expenses – Distribution and other asset‑based expenses consists of: (i) broker‑dealer distribution fees and platform distribution fees and (ii) sub‑administration, sub-transfer agent, sub‑advisory expenses and middle‑office expenses.

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

The following table presents our GAAP results of operations for the years ended December 31, 2021, 2020 and 2019 (in thousands except per share data).

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Revenue
Investment management fees	$674,539	$562,036	$466,802
Fund administration and distribution fees	215,726	213,315	145,571
Total revenue	890,265	775,351	612,373

Expenses
Personnel compensation and benefits	234,833	197,158	179,809
Distribution and other asset-based expenses	176,385	175,687	146,622
General and administrative	53,722	51,218	46,568
Depreciation and amortization	18,840	16,381	23,873
Change in value of consideration payable for acquisition of business	13,800	11,300	19,886
Acquisition-related costs	16,262	1,108	22,317
Restructuring and integration costs	2,578	7,786	8,678
Total operating expenses	516,420	460,638	447,753
Income from operations	373,845	314,713	164,620

Other income (expense)
Interest income and other income (expense)	6,045	3,703	6,829
Interest expense and other financing costs	(24,652)	(37,005)	(40,901)
Loss on debt extinguishment	(4,596)	(2,871)	(9,860)
Total other income (expense), net	(23,203)	(36,173)	(43,932)

Income before income taxes	350,642	278,540	120,688

Income tax expense	(72,253)	(66,018)	(28,197)

Net income	$278,389	$212,522	$92,491

Earnings per share of common stock
Basic	$4.10	$3.14	$1.37
Diluted	$3.75	$2.88	$1.26

Weighted average number of shares outstanding
Basic	67,976	67,710	67,616
Diluted	74,151	73,719	73,466

Dividends declared per share of common stock	$0.53	$0.23	$0.10

Investment Management Fees

2021 compared to 2020 – Investment management fees increased $112.5 million, or 20.0%, to $674.5 million in 2021 from $562.0 million in 2020 due to an increase in average AUM year over year, partially offset by a decrease in revenue realization due to a shift in asset class and product mix. Average AUM was $158.6 billion in 2021 compared to $136.4 billion in 2020, mostly attributable to market appreciation.

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

Fund Administration and Distribution Fees

2021 compared to 2020 – Fund administration and distribution fees were relatively flat, increasing $2.4 million, or 1.1% to $215.7 million in 2021 compared to $213.3 million in 2020. The increase is due to an increase in fund administration fees, partially offset by a decrease in transfer agent fees and a shift in the mix of assets to lower 12b-1 paying share classes.

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

Personnel Compensation and Benefits

The following table presents the components of GAAP compensation expense for the year ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Incentive compensation	$108,952	$87,412	$85,614
Salaries, payroll related taxes and employee benefits	87,101	76,304	62,298
Sales-based compensation(1)	19,249	14,158	13,973
Equity awards granted to employees and directors(2)	17,625	18,096	16,303
Acquisition and transaction-related compensation	1,906	1,188	1,621
Total personnel compensation and benefits expense	$234,833	$197,158	$179,809

(1)	Represents sales‑based commissions paid to our distribution teams. Sales‑based compensation varies based on gross and net client cash flows and revenue earned on sales.
(2)

Share-based compensation typically vests over several years based on service and the achievement of specific business and financial targets. The value of share-based compensation is recognized as compensation expense over the vesting period.

2021 compared to 2020 – Personnel compensation and benefits were $234.8 million in 2021, an increase of $37.7 million, or 19.1%, from $197.2 million in 2020 primarily attributable to an increase in salaries, payroll related taxes and employee benefits, incentive compensation and sales-based compensation due to an increase in headcount and an increase in operating results, resulting in an increase in variable costs such as the incentive compensation pool for employees, sales commissions, and third-party distribution costs. Salaries, payroll related taxes and employee benefits were $87.1 million and $76.3 million, respectively, for the years ended December 31, 2021 and 2020. Incentive compensation and equity awards granted to employees and directors were $109.0 million and $17.6 million, respectively, for the year ended December 31, 2021, compared to $87.4 million and $18.1 million, respectively, for the same period in 2020.

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

Distribution and Other Asset‑based Expenses

The following table presents the components of distribution and other asset‑based expenses for the year ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Broker-dealer distribution fees	$26,008	$22,936	$27,753
Platform distribution fees	108,245	115,614	90,706
Sub-administration	17,129	15,144	11,115
Sub-advisory	14,124	12,174	8,399
Middle-office	10,879	9,820	8,649
Total distribution and other asset-based expenses	$176,385	$175,687	$146,622

2021 compared to 2020 – Distribution and other asset‑based expenses are primarily based on AUM. Distribution and other asset-based expenses were relatively flat, increasing $0.7 million, or 0.4%, to $176.4 million in 2021 compared to $175.7 million in 2020, primarily due to an increase in broker dealer distribution fees as a result of higher average AUM over the comparable period offset by a change in asset mix of our underlying retail distribution platforms.

2020 compared to 2019 – Distribution and other asset‑based expenses are primarily based on AUM. Distribution and other asset-based expenses were $175.7 million in 2020, an increase of $29.1 million, or 19.8%, from $146.6 million in 2019, primarily due to the USAA AMCO Acquisition which closed on July 1, 2019. The acquisition introduced new operating expenses that the Company did not incur prior to the acquisition, such as platform distribution costs paid to third parties and USAA, sub-transfer agent service costs and USAA 529 Education Savings Plan expenses. Also contributing to the overall change, but to a lesser extent, was the decrease in broker-dealer distribution fees due to the shift in the mix of assets to lower and non 12b-1 paying share classes.

General and Administrative Expenses

2021 compared to 2020 – General and administrative expenses were $53.7 million in 2021 compared to $51.2 million in 2020. The increase of $2.5 million, or 4.9%, was primarily due to increases in technology and professional fees partially offset by a reduction in transition service agreement costs related to the USAA AMCO Acquisition, which ended in the fourth quarter of 2020.

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

Depreciation and Amortization

2021 compared to 2020 – Depreciation and amortization increased by $2.5 million, 15.0%, to $18.8 million in 2021, from $16.4 million in 2020, due to the addition of depreciation expense related to the launch of the Company’s direct investor digital platform, which went live in November 2020.

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

Change in Value of Consideration Payable for Acquisition of Business

2021 compared to 2020 - The change in value of consideration payable for acquisition of business increased $2.5 million as a result of an increase in the fair value of the contingent consideration associated with the USAA AMCO acquisition of $13.8 million for the year ended December 31, 2021 compared to an increase of $11.3 million in the prior year. Refer to Note 4, Acquisitions, for further details on the fair value of contingent consideration payable.

2020 compared to 2019 - The change in value of consideration payable for acquisition of business decreased $8.6 million as a result of an increase in the fair value of the contingent consideration associated with the USAA AMCO acquisition of $11.3 million for the year ended December 31, 2020 compared to an increase of $19.9 million in the prior year. Refer to Note 4, Acquisitions, for further details on the fair value of contingent consideration payable.

Acquisition‑Related Costs

2021 compared to 2020 – Acquisition-related costs increased $15.2 million to $16.3 million for the year ended December 31, 2021 compared to $1.1 million in the prior year. The increase is primarily due to the NEC and WestEnd acquisitions which closed on November 1, 2021 and December 31, 2021, respectively. The 2021 acquisition-related expenses include various transaction costs such as legal and filing fees and other professional fees as well as an estimated liability for potential one-time payments related to a prior acquisition.

2020 compared to 2019 – Acquisition-related costs decreased $21.2 million, or 95%, to $1.1 million for the year ended December 31, 2020 compared to $22.3 million in the prior year. The decrease is due to the USAA AMCO Acquisition which closed on July 1, 2019. The 2019 acquisition-related expenses include various transaction costs such as legal and filing fees and other professional fees.

Restructuring and Integration Costs

2021 compared to 2020 – Restructuring and integration costs decreased $5.2 million, or 66.9%, to $2.6 million for the year ended December 31, 2021 compared to $7.8 million in the prior year. The decrease is due to higher integration and conversion costs associated with the USAA AMCO Acquisition recorded in 2020 compared to personnel restructuring costs within the direct investor business recorded in 2021.

2020 compared to 2019 – Restructuring and integration costs decreased $0.9 million, or 10.3%, to $7.8 million for the year ended December 31, 2020 compared to $8.7 million in the prior year. The 2020 and 2019 expenses related to severance costs and integration and conversion costs associated with the USAA AMCO Acquisition.

Interest Income and Other Income (Expense)

2021 compared to 2020 – Interest income and other income (expense) was income of $6.0 million in 2021, compared to income of $3.7 million in 2020. The increase was due to an increase in dividend income and unrealized gains on deferred compensation plan investments over the comparable period.

2020 compared to 2019 – Interest income and other income (expense) was income of $3.7 million in 2020, compared to income of $6.8 million in 2019. The decrease was due to the combination of a gain on sale of an equity method investment in Cerebellum of $2.9 million and higher yields on our cash invested in money market accounts in 2019.

Interest Expense and Other Financing Costs

2021 compared to 2020 – Interest expense and other financing costs decreased by $12.4 million, or 33.4%, to $24.7 million in 2021, from $37.0 million in 2020. The expense decrease is primarily due to a decrease in interest expense as a result of a lower debt principal balance and a lower average interest rate over the comparable period.

2020 compared to 2019 – Interest expense and other financing costs decreased by $3.9 million, or 9.5%, to $37.0 million in 2020, from $40.9 million in 2019. The expense decrease is primarily due to a decrease in interest expense as a result of a lower debt principal balance over the comparable period.

Loss on Debt Extinguishment

2021 compared to 2020 – Loss on debt extinguishment increased by $1.7 million, or 60.1%, to $4.6 million in 2021 compared to $2.9 million in the prior year. The increase is largely due to repayments of term loan principal and entering into the Second Amendment to the Credit Agreement in February 2021. Also contributing, but to a lesser extent, were unamortized debt issuance and unamortized debt discount expenses which were partially offset by gains recognized on repurchases and retirement of outstanding debt below par in the open market in 2020.

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

Income Tax Expense

2021 compared to 2020 – Our effective tax rate decreased 3.1% from 23.7% in 2020 to 20.6% in 2021. The decrease in the effective tax rate was primarily due to higher excess tax benefits on share-based compensation.  Refer to Note 10, Income Taxes, to the audited financial statements for further details on income taxes.

2020 compared to 2019 – Our effective tax rate was relatively flat increasing 0.4% from 23.4% in 2019 to 23.7% in 2020. Refer to Note 10, Income Taxes, to the audited financial statements for further details on income taxes.

Effects of Inflation

Inflation did not have a material effect on our consolidated results of operations. Inflationary pressures can result in increases to our cost structure. Certain large expense components such as compensation and distribution expenses are predominately variable and move in tandem with revenues. To the degree that these expense increases are not recoverable or cannot be counterbalanced through price increases due to the competitive environment, our profitability could be negatively impacted. In addition, the value of the fixed income assets that we manage may be negatively impacted when inflationary expectations result in a rising interest rate environment. Declines in the values of AUM could lead to reduced revenues as investment management fees are generally earned as a percentage of AUM.

Supplemental Non‑GAAP Financial Information

We report our financial results in accordance with GAAP. Our management uses non‑GAAP performance measures to evaluate the underlying operations of our business. Non‑GAAP financial measures are used to supplement GAAP results to provide a more complete understanding of the factors and trends affecting our business than GAAP results alone. Due to our acquisitive nature, there are a number of acquisition and restructuring related expenses included in GAAP measures that we believe distort the underlying economics of our organization and we believe that many investors use this information when assessing the financial performance of companies in the investment management industry. We have included these non‑GAAP measures to provide investors with the same financial metrics used by management to assess the operating performance of our Company.

Non‑GAAP measures should be considered in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP. Our non‑GAAP measures may differ from similar measures at other companies, even if similar terms are used to identify these measures. Specifically, we make use of the non‑GAAP financial measures “Adjusted EBITDA” and “Adjusted Net Income.”

The following table sets forth a reconciliation from GAAP financial measures to non‑GAAP measures for the periods indicated:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Reconciliation of non-GAAP financial measures:
Net income (GAAP)	$278,389	$212,522	$92,491
Income tax expense	(72,253)	(66,018)	(28,197)
Income before income taxes	$350,642	$278,540	$120,688
Interest expense(1)	24,285	33,724	40,706
Depreciation(2)	6,209	3,551	2,995
Other business taxes(3)	1,657	(2,556)	1,484
Amortization of acquisition-related intangible assets(4)	12,631	12,830	20,878
Share-based compensation(5)	13,110	15,020	14,849
Acquisition, restructuring and exit costs(6)	34,546	29,463	56,751
Debt issuance costs(7)	5,589	6,546	13,119
Losses (earnings) from equity method investments(8)	331	193	(2,683)
Adjusted EBITDA	$449,000	$377,311	$268,787

	Year Ended December 31,
(in thousands)	2021	2020	2019
Reconciliation of non-GAAP financial measures:
Net income (GAAP)	$278,389	$212,522	$92,491
Adjustments to reflect the operating performance of the Company:
i. Other business taxes(3)	1,657	(2,556)	1,484
ii. Amortization of acquisition-related intangible assets(4)	12,631	12,830	20,878
iii. Share-based compensation(5)	13,110	15,020	14,849
iv. Acquisition, restructuring and exit costs(6)	34,546	29,463	56,751
v. Debt issuance costs(7)	5,589	6,546	13,119
Tax effect of above adjustments(9)	(16,883)	(15,326)	(26,769)
Adjusted Net Income	$329,039	$258,499	$172,803
Tax benefit of goodwill and acquired intangibles(10)	$28,012	$26,992	$20,324

Adjustments made to GAAP Net Income to calculate Adjusted EBITDA and Adjusted Net Income, as applicable, are:

(1)	Adding back interest paid on debt and other financing costs, net of interest income.
(2)	Adding back depreciation on property and equipment.
(3)	Adding back other business taxes.
(4)	Adding back amortization expense on acquisition‑related intangible assets.
(5)

Adding back share-based compensation associated with equity awards issued from pools created in connection with the management‑led buyout and various acquisitions and as a result of equity grants related to the initial public offering (the “IPO”).

(6)	Adding back direct incremental costs of acquisitions, including restructuring costs.
(7)	Adding back debt issuance cost expense.
(8)	Adjusting for losses (earnings) on equity method investments.
(9)	Subtracting an estimate of income tax expense applied to the sum of the adjustments above.

(10)

Represents the tax benefits associated with deductions allowed for intangibles and goodwill generated from acquisitions in which we received a step‑up in basis for tax purposes. Acquired intangible assets and goodwill may be amortized for tax purposes, generally over a 15‑year period. The tax benefit from amortization on these assets is included to show the full economic benefit of deductions for all acquired intangibles with a step‑up in tax basis. Due to our acquisitive nature, tax deductions allowed on acquired intangible assets and goodwill provide us with a significant economic benefit.

The following table presents the components of acquisition, restructuring and exit costs for the periods indicated:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Acquisition-related costs	$16,262	$1,108	$22,317
Change in value of consideration payable for acquisition of business	13,800	11,300	19,886
Restructuring and integration costs	2,578	7,786	8,678
General and administrative	—	8,081	4,249
Personnel compensation and benefits	1,906	1,188	1,621
Total acquisition, restructuring and exit costs	$34,546	$29,463	$56,751

Liquidity, Capital Resources and Contractual Obligations

Sources and Uses of Cash – We generate strong cash flows from operations that allow us to meet our cash requirements.  Our primary uses of cash include: (i) repayment of our debt obligations, (ii) funding of acquisitions, (iii) payment of contingent consideration for previous acquisitions, and (iv) working capital needs. Cash flows from operations also allow us to meet certain other cash uses such as quarterly cash dividends and the repurchase of our Common Stock. We believe we have sufficient liquidity and capital resources to continue to paydown our debt obligations as well as to continue focusing on acquisition candidates.

The following table presents our liquidity position as of December 31, 2021 and 2020:

	December 31,	December 31,
(in thousands)	2021	2020
Cash and cash equivalents(1)	$69,533	$22,744
Accounts and other receivables(2)	104,305	88,182
Undrawn commitment on revolving credit facility(3)	100,000	100,000
Accounts and other payables(4)	(121,057)	(89,422)

(1)	We manage our cash balances in order to fund our day-to-day operations and invest excess cash into money market funds and other short-term investments.
(2)

Our accounts receivables consist primarily of investment management, fund administrative and distribution fees that have been earned but not yet received from clients. We perform a review of our receivables on a monthly basis to assess collectability.

(3)

The balance at December 31, 2021 represents the Company’s undrawn $99.9 million revolving credit facility and a $0.1 million standby letter of credit used as collateral for THB’s real estate location. The revolving credit facility balance of $100.0 million was undrawn at December 31, 2020.

(4)	Accounts and other payables consist primarily of various payables related to operations, transaction costs and interest payable on the term loan, as well as accrued compensation and benefits.

Includes the required prinicipal amortization of 1.00% per annum related to the Company’s term loan.

Excludes $36.6 million and $36.3 million at December 31, 2021 and 2020, respectively, related to the estimated fair value of the contingent consideration that is expected to be paid over the next twelve month period resulting from the USAA AMCO Acquisition.

2019 Credit Agreement, 2020 and 2021 Debt Repricings and 2021 Incremental Term Loans - In conjunction with the USAA AMCO Acquisition, the Company entered into the 2019 Credit Agreement, dated July 1, 2019, and obtained a seven-year term loan in an aggregate principal amount of $1.1 billion. All indebtedness outstanding under the previous credit agreement was repaid and terminated as of July 1, 2019. As of December 31, 2021, the Company has repaid or repurchased and retired $453.8 million of the outstanding term loans under the 2019 Credit Agreement. A total of $142.0 million of the outstanding term loans under the 2019 Credit Agreement was repaid in 2021. As of December 31, 2021, we were in compliance with our financial performance covenant.

On January 17, 2020, we entered into the First Amendment (the “First Amendment”) to the 2019 Credit Agreement with the other loan parties thereto, Barclays Bank PLC, as administrative agent, and the Royal Bank of Canada as fronting bank. Pursuant to the First Amendment, the Company refinanced the existing term loans (the “2019 Term Loans”) with replacement term loans in an aggregate principal amount of $952.0 (the “2020 Term Loans”). The 2020 Term Loans provide for substantially the same terms as the 2019 Term Loans, including the same maturity date of July 1, 2026, except that the 2020 Term Loans provide for a reduced applicable margin on LIBOR of 75 basis points. The applicable margin on LIBOR under the 2020 Term Loans is 2.50%, compared to 3.25% under the 2019 Term Loans. The Company incurred costs of $0.9 million in 2020 related to the First Amendment which were recorded in general and administrative expense in the Consolidated Statements of Operations. Refer to Note 11, Debt, for further information on the repricing.

In April 2020, the Company established a trading account to opportunistically take advantage of potential short-term trading arbitrage with respect to our term loan. An alternative to principal prepayments, this allows us to buy back our outstanding term loan in the open market and retire the debt. This alternative is preferable to principal prepayments when our debt trades at a discount to par. In 2021, the Company did not utilize the trading account to buy back our outstanding term loan debt in the open market and retire it.

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

On December 31, 2021, the Company entered into the Third Amendment to the Credit Agreement (the “Third Amendment”), dated as of July 1, 2019 (as amended by the First Amendment to Credit Agreement, dated as of January 17, 2020, and the Second Amendment to Credit Agreement, dated as of February 18, 2021) with the guarantors party thereto, Barclays Bank PLC, as administrative agent, and the lenders party thereto from time to time. Pursuant to the Third Amendment, the Company obtained incremental term loans (the “2021 Incremental Term Loans”) in an aggregate principal amount of $505.0 million and used the proceeds to fund the WestEnd Acquisition of 100% of the equity interests of WestEnd and to pay fees and expenses incurred in connection therewith. The 2021 Incremental Term Loans will mature in 2028 and will bear interest at an annual rate equal to, at the option of the Company, either LIBOR (adjusted for reserves and subject to a 50 basis point floor) plus a margin of 2.25% or an alternate base rate plus a margin of 1.25%. The 2021 Incremental Term Loans will amortize at a rate of 1.00% per annum. Subsequent to December 31, 2021, the Company reduced outstanding debt on the 2021 Incremental Term Loans by $65.0 million through prepayments. Refer to Note 4, Acquisitions, to the consolidated financial statements for further details on the WestEnd Acquisition, as well as Note 11, Debt, for further information on the 2019 Credit Agreement.

2020 Swap Transaction - On March 27, 2020, the Company executed a floating-to-fixed interest rate swap transaction (“Swap”) to effectively fix the interest rate at 3.465% on $450 million of its outstanding Term Loan through the Term Loan maturity date of July 2026. Pursuant to the Second Amendment, the Company lowered the spread on the Term Loan by 0.25% resulting in a new fixed rate of 3.215% on the $450 million of Term Loan subject to the Swap. At December 31, 2021, the $450 million notional value Swap had a fair value of $7.8 million, which was included in other assets on the Consolidated Balance Sheets. For the three and twelve months ended December 31, 2021, the Company reclassified a loss of $1.0 million and $3.6 million, respectively, from accumulated other comprehensive income (loss) to interest expense and other financing costs on the Consolidated Statements of Operations. For the three and twelve months ended December 31, 2020, the Company recognized a gain, net of tax, of $6.1 million and $13.5 million, respectively, in accumulated other comprehensive income (loss). Refer to Note 12, Derivatives, for further information on the Swap.

Contingent Consideration & Lease Obligations – At December 31, 2021, the Company had $308.5 million in contingent consideration that is estimated to be payable over the next two and four years resulting from the USAA AMCO and WestEnd Acquisitions, respectively. At December 31, 2021, the estimated fair value of the USAA AMCO Acquisition payments was $68.8 million, and a maximum of $75.0 million ($37.5 million per year) is potentially payable to the sellers. At December 31, 2021, the estimated fair value of the WestEnd Acquisition contingent payments was $239.7 million, and a maximum of $320.0 million ($80.0 million per year) is potentially payable to the sellers.

At December 31, 2021, the Company had approximately $19.7 million in future minimum rent commitments under non-cancelable operating leases, net of cash expected to be received under the sub-lease

Capital Requirements – VCS is a registered broker‑dealer subject to the Uniform Net Capital requirements under the Exchange Act, which requires maintenance of certain minimum net capital levels. In addition, we have certain non‑U.S. subsidiaries that have minimum capital requirements. As a result, such subsidiaries of our Company may be restricted in their ability to transfer cash to their parents. VCS and our non‑U.S. subsidiaries were in compliance with these requirements as of and for the years ended December 31, 2021, 2020 and 2019.

Cash Flows – the following table is derived from our Consolidated Statements of Cash Flows for the year ended December 31, 2021, 2020 and 2019.

	Year Ended December 31,
(in thousands)	2021	2020	2019
Net cash provided by operating activities	$376,196	$250,616	$227,384
Net cash used in investing activities	(556,588)	(12,340)	(849,812)
Net cash provided by (used in) financing activities	227,217	(252,696)	608,016

Operating Activities

2021 compared to 2020 – Cash provided by operating activities was $376.2 million in 2021, compared to $250.6 million in 2020. The $125.6 million net increase in cash provided by operating activities was due to the combination of a $65.9 million increase in net income partially and a $67.2 million net increase in working capital as a result of timing of account payable and accrued expenses. Partially offsetting were adjustments for certain non-cash items totaling $7.5 million.

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

The USAA AMCO Acquisition increased revenue and introduced new operating expenses that the Company did not incur prior to the acquisition, such as distribution costs paid to third parties and USAA, sub-transfer agent service costs, USAA 529 Education Savings Plan expenses, and direct member channel expenses.

Investing Activities

2021 compared to 2020 – Cash used in investing activities increased by $544.3 million to $556.6 million in 2021, from $12.3 million in 2020. The increase was primarily due to $539.3 million paid in cash in the fourth quarter of 2021 related to the November 1, 2021 and December 31, 2021 closings of the NEC and WestEnd acquisitions, respectively.

2020 compared to 2019 – Cash used in investing activities decreased by $837.5 million to $12.3 million in 2020, from $849.8 million in 2019. The decrease was primarily due to $851.3 million paid in cash at the July 1, 2019 closing of the USAA AMCO Acquisition.

Financing Activities

2021 compared to 2020 – Cash provided by financing activities increased $479.9 million to $227.2 million in 2021 compared to cash used in financing activities of $252.7 million in 2020. The increase was due to $502.5 million of net proceeds from the Incremental Term Loans received in 2021, which was partially offset by term loan prepayments, repurchases of our Common Stock, payment of dividends and payment of taxes related to settlement of equity awards and payment of consideration for acquisition of $142.0 million, $31.5 million, $37.2 million, $26.7 million and $37.5 million, respectively, during 2021.

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

The Company tests goodwill and indefinite-lived intangibles for impairment on an annual basis, or more frequently if facts and circumstances indicate that goodwill may be impaired. Factors that could trigger an impairment review include underperformance relative to historical or projected future operating results, significant changes in the Company's use of the acquired assets in a business combination or strategy for the Company's overall business, significant negative industry or economic trends and significant decreases in the Company’s market capitalization. The Company conducts the annual impairment assessment as of October 1st and uses a qualitative approach to test for potential impairment of goodwill. If, after considering various factors, management determines that it is more likely than not that goodwill is impaired, the fair value of the reporting unit is compared to its carrying amount. A goodwill impairment charge is recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value. The assumptions used to estimate fair value include management's estimates of future growth rates, operating cash flows, discount rates and terminal value. These assumptions and estimates can change in future periods based on market movement and factors impacting the expected business performance. Changes in assumptions or estimates could materially affect the determination of our fair value.

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

The value of our AUM was approximately $184 billion at December 31, 2021. A 10% increase or decrease in the value of our AUM, if proportionately distributed over all of our strategies, products and client relationships, would cause an annualized increase or decrease in our revenues of approximately $103.0 million at our weighted-average fee rate of 56 basis points for the year ended December 31, 2021. Because of declining fee rates from larger relationships and differences in our fee rates across investment strategies, a change in the composition of our AUM, in particular, an increase in the proportion of our total AUM attributable to strategies, clients or relationships with lower effective fee rates, could have a material negative impact on our overall weighted-average fee rate. The same 10% increase or decrease in the value of our total AUM, if attributed entirely to a proportionate increase or decrease in the AUM of the Victory Funds and USAA Funds, to which we provide a range of services in addition to those provided to institutional separate accounts, would cause an annualized increase or decrease in our revenues of approximately $114.1 million at the Victory Funds’ and USAA Funds’ aggregate weighted-average fee rate of 62 basis points for the year ended December 31, 2021. If the same 10% increase or decrease in the value of our total AUM was attributable entirely to a proportionate increase or decrease in the assets of our institutional separate accounts, it would cause an annualized increase or decrease in our revenues of approximately $64.4 million at the weighted-average fee rate across all of our institutional separate accounts of 35 basis points for the year ended December 31, 2021.

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

We have not adopted a corporate-level risk management policy to manage this exchange rate risk. Assuming 10% of our AUM are invested in securities denominated in currencies other than the U.S. dollar and excluding the impact of any hedging arrangement, a 10% increase or decrease in the value of the U.S. dollar would decrease or increase the fair value of our AUM by approximately $1.8 billion, which would cause an annualized increase or decrease in revenues of approximately $10.1 million at our weighted-average fee rate for the business of 56 basis points for the year ended December 31, 2021.

We operate in several foreign countries and incur operating expenses associated with these operations. In addition, we have revenue and revenue-sharing arrangements that are denominated in non-U.S. currencies. We do not believe foreign currency fluctuations materially affect our results of operations.

Interest Rate Risk – Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. On March 27, 2020, the Company executed the Swap, a floating-to-fixed interest rate swap transaction, to effectively fix the interest rate at 3.465% on $450 million of its outstanding Term Loan through the Term Loan maturity date of July 2026. On February 18, 2021, pursuant to the Second Amendment, the Company lowered the spread on the Term Loan by 0.25% resulting in a new fixed rate of 3.215% on the $450 million of Term Loan subject to the Swap. Refer to Note 12, Derivatives, for further information on the Swap. At December 31, 2021, we were exposed to interest rate risk as a result of the unhedged amounts outstanding under the 2019 Credit Agreement, as amended. Refer to Note 11, Debt, for a description of the amounts outstanding as of such date and the applicable interest rate.

Item 8.	Financial Information and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Victory Capital Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Victory Capital Holdings, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Cleveland, Ohio

March 14, 2022

Victory Capital Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except for shares)

	December 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$69,533	$22,744
Investment management fees receivable	80,634	67,957
Fund administration and distribution fees receivable	17,123	16,971
Other receivables	6,548	3,254
Prepaid expenses	6,654	6,082
Investments in proprietary funds, at fair value	912	922
Deferred compensation plan investments, at fair value	30,812	22,571
Property and equipment, net	25,295	18,747
Goodwill	981,805	404,750
Other intangible assets, net	1,349,797	1,162,641
Other assets	10,633	4,090
Total assets	$2,579,746	$1,730,729

Liabilities and stockholders' equity
Accounts payable and accrued expenses	$62,102	$42,144
Accrued compensation and benefits	53,905	47,278
Consideration payable for acquisition of business	309,380	92,500
Deferred compensation plan liability	30,812	22,571
Deferred tax liability, net	63,120	37,684
Other liabilities	2,576	12,002
Long-term debt, net	1,127,924	769,009
Total liabilities	1,649,819	1,023,188

Stockholders' equity
Common stock, $0.01 par value per share: 2021 - 600,000,000 shares authorized, 77,242,372 shares issued and 68,662,779 shares outstanding; 2020 - 400,000,000 shares authorized, 19,388,671 shares issued and 16,205,689 shares outstanding	772	194
Class B common stock, $0.01 par value per share: 2021 - 0 shares authorized, issued and outstanding; 2020 - 200,000,000 shares authorized, 54,766,934 shares issued and 51,336,177 shares outstanding	—	548
Additional paid-in capital	673,572	647,602
Class A treasury stock, at cost: 2021 - 8,579,593 shares; 2020 - 3,182,982 shares	(153,200)	(47,844)
Class B treasury stock, at cost: 2021 - 0 shares; 2020 - 3,430,757 shares	—	(47,080)
Accumulated other comprehensive income (loss)	5,972	(7,460)
Retained earnings	402,811	161,581
Total stockholders' equity	929,927	707,541
Total liabilities and stockholders' equity	$2,579,746	$1,730,729

The accompanying notes are an integral part of the consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except for shares)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Revenue
Investment management fees	$674,539	$562,036	$466,802
Fund administration and distribution fees	215,726	213,315	145,571
Total revenue	890,265	775,351	612,373

Expenses
Personnel compensation and benefits	234,833	197,158	179,809
Distribution and other asset-based expenses	176,385	175,687	146,622
General and administrative	53,722	51,218	46,568
Depreciation and amortization	18,840	16,381	23,873
Change in value of consideration payable for acquisition of business	13,800	11,300	19,886
Acquisition-related costs	16,262	1,108	22,317
Restructuring and integration costs	2,578	7,786	8,678
Total operating expenses	516,420	460,638	447,753
Income from operations	373,845	314,713	164,620

Other income (expense)
Interest income and other income (expense)	6,045	3,703	6,829
Interest expense and other financing costs	(24,652)	(37,005)	(40,901)
Loss on debt extinguishment	(4,596)	(2,871)	(9,860)
Total other income (expense), net	(23,203)	(36,173)	(43,932)

Income before income taxes	350,642	278,540	120,688

Income tax expense	(72,253)	(66,018)	(28,197)

Net income	$278,389	$212,522	$92,491

Earnings per share of common stock
Basic	$4.10	$3.14	$1.37
Diluted	$3.75	$2.88	$1.26

Weighted average number of shares outstanding
Basic	67,976	67,710	67,616
Diluted	74,151	73,719	73,466

Dividends declared per share of common stock	$0.53	$0.23	$0.10

The accompanying notes are an integral part of the consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Net income	$278,389	$212,522	$92,491

Other comprehensive income (loss), net of tax
Net unrealized income (loss) on cash flow hedges	13,468	(7,573)	—
Net unrealized income (loss) on foreign currency translation	(36)	113	24
Total other comprehensive income (loss), net of tax	13,432	(7,460)	24

Comprehensive income	$291,821	$205,062	$92,515

The accompanying notes are an integral part of the consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

(in thousands)

						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-In	Comprehensive	Retained
	Common Stock	Class B	Common Stock	Class B	Capital	Income (Loss)	Earnings (Deficit)	Total
Balance, December 31, 2018	$153	$553	$(8,045)	$(21,719)	$604,401	$(86)	$(119,709)	$455,548
Issuance of shares	—	—	—	—	62	—	—	62
Conversion of Class B shares to Common Stock	28	(28)	—	—	—	—	—	—
Repurchase of shares	—	—	(13,479)	—	—	—	—	(13,479)
Shares withheld related to net settlement of equity awards	—	—	—	(9,667)	—	—	—	(9,667)
Vesting of restricted share grants	—	4	—	—	(4)	—	—	—
Exercise of options	—	10	—	—	4,004	—	—	4,014
Cumulative effect of adoption of ASU 2016-01 and 2018-02	—	—	—	—	—	62	(62)	—
Other comprehensive income	—	—	—	—	—	24	—	24
Share-based compensation	—	—	—	—	16,303	—	—	16,303
Dividends paid	—	—	—	—	—	—	(7,425)	(7,425)
Net income	—	—	—	—	—	—	92,491	92,491
Balance, December 31, 2019	$181	$539	$(21,524)	$(31,386)	$624,766	$—	$(34,705)	$537,871
Issuance of shares	1	—	—	—	134	—	—	135
Conversion of Class B shares to Common Stock	12	(12)	—	—	—	—	—	—
Repurchase of shares	—	—	(26,320)	—	—	—	—	(26,320)
Shares withheld related to net settlement of equity awards	—	—	—	(15,694)	—	—	—	(15,694)
Vesting of restricted share grants	—	11	—	—	(11)	—	—	—
Exercise of options	—	10	—	—	4,617	—	—	4,627
Other comprehensive loss	—	—	—	—	—	(7,460)	—	(7,460)
Stock-based compensation	—	—	—	—	18,096	—	—	18,096
Dividends paid	—	—	—	—	—	—	(16,236)	(16,236)
Net income	—	—	—	—	—	—	212,522	212,522
Balance, December 31, 2020	$194	$548	$(47,844)	$(47,080)	$647,602	$(7,460)	$161,581	$707,541
Issuance of shares	—	—	—	—	254	—	—	254
Conversion of Class B shares to Common Stock	66	(66)	—	—	—	—	—	—
Repurchase of shares	—	—	(26,150)	—	—	—	—	(26,150)
Shares withheld related to net settlement of equity awards	—	—	(1,721)	(30,405)	—	—	—	(32,126)
Vesting of restricted share grants	—	16	—	—	(16)	—	—	—
Exercise of options	1	13	—	—	8,107	—	—	8,121
Elimination of Class B share class	511	(511)	(77,485)	77,485	—	—	—	—
Other comprehensive income	—	—	—	—	—	13,432	—	13,432
Stock-based compensation	—	—	—	—	17,625	—	—	17,625
Dividends paid	—	—	—	—	—	—	(37,159)	(37,159)
Net income	—	—	—	—	—	—	278,389	278,389
Balance, December 31, 2021	$772	$—	$(153,200)	$—	$673,572	$5,972	$402,811	$929,927

The accompanying notes are an integral part of the consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended	Year Ended	Year Ended
	2021	2020	2019
Cash flows from operating activities
Net income	$278,389	$212,522	$92,491
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	19,488	34,599	(745)
Depreciation and amortization	18,840	16,381	23,873
Deferred financing costs and derivative and accretion expense	3,430	4,468	3,892
Share-based and deferred compensation	26,498	22,519	22,124
Change in fair value of contingent consideration obligations	13,800	11,300	19,886
Unrealized appreciation on investments	(3,557)	(1,658)	(1,887)
Loss (gain) on equity method investment	331	193	(2,683)
Loss on debt extinguishment	4,596	2,871	9,860
Loss on disposal of property and equipment due to restructuring	—	263	—
Changes in operating assets and liabilities:
Investment management fees receivable	(8,000)	6,364	(10,988)
Fund administration and distribution fees receivable	(104)	2,342	(11,380)
Other receivables	(1,624)	(3,075)	322
Prepaid expenses	(305)	(1,230)	(2,141)
Other assets	402	(11)	(836)
Accounts payable and accrued expenses	19,442	(47,255)	64,261
Accrued compensation and benefits	5,148	(7,620)	18,700
Deferred compensation plan liability	(633)	(157)	(236)
Other liabilities	55	(2,200)	2,871
Net cash provided by operating activities	376,196	250,616	227,384

Cash flows from investing activities
Purchases of property and equipment	(12,674)	(8,059)	(5,239)
Purchases of deferred compensation plan investments	(14,375)	(6,777)	(6,594)
Sales of deferred compensation plan investments	9,662	4,063	2,749
Purchases of proprietary funds	(176)	(551)	(182)
Sales of proprietary funds	215	507	158
(Purchase) sale of equity method investment	—	(1,523)	10,572
Acquisition of business and assets, net of cash acquired	(539,240)	—	(851,276)
Net cash used in investing activities	(556,588)	(12,340)	(849,812)

Cash flows from financing activities
Issuance of common stock	8,375	4,762	4,076
Repurchase of common stock	(31,533)	(29,875)	(15,535)
Payments of taxes related to net share settlement of equity awards	(26,694)	(12,109)	(7,659)
Proceeds from long-term senior debt, net	502,475	—	1,088,503
Payment of debt financing fees	(8,747)	—	(19,820)
Repayment and repurchases of long-term senior debt	(142,000)	(162,387)	(428,000)
Repayment of promissory note	—	—	(96)
Payment of dividends	(37,159)	(16,236)	(7,436)
Payment of consideration for acquisition	(37,500)	(36,851)	(6,017)
Net cash provided by (used in) financing activities	227,217	(252,696)	608,016

Effect of changes of foreign exchange rate on cash and cash equivalents	(36)	43	42

Net (decrease) increase in cash and cash equivalents	46,789	(14,377)	(14,370)
Cash and cash equivalents, beginning of period	22,744	37,121	51,491
Cash and cash equivalents, end of period	$69,533	$22,744	$37,121

Supplemental cash flow information
Cash paid for interest	$18,768	$38,687	$23,454
Cash paid for income taxes	55,153	37,812	24,634

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

On and effective July 1, 2019, the Company completed the acquisition (the “USAA AMCO Acquisition” or “USAA AMCO”) of USAA Asset Management Company (“USAA Adviser”) and Victory Capital Transfer Agency, Inc. (“VCTA”), formally known as the USAA Transfer Agency Company d/b/a USAA Shareholder Account Services. The USAA AMCO Acquisition includes USAA’s mutual fund and exchange traded fund (“ETF”) businesses and its 529 Education Savings Plan (collectively, the “USAA Mutual Fund Business”). Refer to Note 4, Acquisitions, for further details on the acquisition.

VCM is a registered investment adviser managing assets through mutual funds, institutional separate accounts, separately managed account products, unified managed account products, collective trust funds, private funds, undertakings for the collective investment in transferrable securities, other pooled vehicles and ETFs. VCM also provides mutual fund administrative services for the Victory Portfolios, Victory Variable Insurance Funds and the mutual fund series of the Victory Portfolios II (collectively, the “Victory Funds”), a family of open-end mutual funds, the VictoryShares (the Company’s ETF brand), as well as the USAA Mutual Fund Business, which includes the USAA Mutual Fund Trust, a family of open-end mutual funds (the “USAA Funds”). Additionally, VCM employs all of the Company’s United States investment professionals across its Franchises and Solutions, which are not separate legal entities. VCM’s wholly-owned subsidiaries include RS Investment Management (Singapore) Pte. Ltd., RS Investments (Hong Kong) Limited, RS Investments (UK) Limited, Victory Capital Digital Assets, LLC and NEC Pipeline LLC. VCS is registered with the SEC as an introducing broker-dealer and serves as distributor and underwriter for the Victory Funds, the USAA Funds and the USAA 529 Education Savings Plan as well as placement agent for certain private funds managed by VCM. VCTA is registered with the SEC as a transfer agent for the USAA Funds.

On March 1, 2021, the Company completed the acquisition of THB Asset Management (“THB”), resulting in THB becoming the Company’s tenth investment franchise. THB manages responsible investment portfolios in the micro-cap, small-cap and mid-cap asset classes, including U.S., global and international strategies. At March 1, 2021, the THB AUM that was acquired totaled $547 million. Refer to Note 4, Acquisitions, for further details on the acquisition.

On November 1, 2021, the Company completed the acquisition of New Energy Capital Partners (“NEC”), resulting in NEC becoming the Company’s eleventh investment franchise. Founded in 2004 and based in Hanover, New Hampshire, NEC is an alternative asset management firm focused on debt and equity investments in clean energy infrastructure projects and companies. At November 1, 2021, the NEC AUM that was acquired totaled $795 million. Refer to Note 4, Acquisitions, for further details on the acquisition.

On December 31, 2021, the Company completed the acquisition of WestEnd Advisors, LLC (“WestEnd”), resulting in WestEnd becoming the Company’s twelfth investment franchise. Founded in 2004, and headquartered in Charlotte, North Carolina, WestEnd is an ETF strategist advisor that provides financial advisors with a turnkey, core model allocation strategy for either a holistic solution or complementary source of alpha. The firm offers four primary ETF strategies and one large cap core strategy, all in tax efficient Separately Managed Account (SMA) structures. At December 31, 2021, the WestEnd AUM that was acquired totaled $19.3 billion. WestEnd is a wholly-owned subsidiary of Victory Capital Holdings, Inc. and is the Company’s second registered investment adviser. Refer to Note 4, Acquisitions, for further details on the acquisition.

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

On September 27, 2021, the Board of Directors approved amendments to the Company’s corporate charter and bylaws to eliminate the Company’s dual-class share structure. On November 19, 2021, the Company’s stockholders voted on and approved an amendment to the Company’s Restated Certificate of Incorporation (the “Amendment”), as amended, to eliminate the Company’s dual-class stock structure. The Amendment (i) converted all the shares of Class B Common Stock into an equal number of shares of Class A Common Stock (the “Conversion”), (ii) deleted provisions no longer applicable following the Conversion, (iii) renamed our Class A Common Stock as “Common Stock.”

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

On January 17, 2020, the Company entered into the First Amendment to the 2019 Credit Agreement. Pursuant to the First Amendment, the Company refinanced the existing term loans (the “2019 Term Loans”) with replacement term loans (the “2020 Term Loans”) in an aggregate principal amount of $952.0 million. The 2020 Term Loans provide for substantially the same terms as the 2019 Term Loans, including the same maturity date of July 1, 2026, except that the 2020 Term Loans provide for a reduced applicable margin on the London Interbank Offered Rate (“LIBOR”) of 75 basis points. The applicable margin on LIBOR under the 2020 Term Loans is 2.50%, compared to 3.25% under the 2019 Term Loans.

On February 18, 2021, the Company entered into the Second Amendment (the “Second Amendment”) to the 2019 Credit Agreement, as amended, with the other loan parties thereto, Barclays Bank PLC, as administrative agent, and the Royal Bank of Canada as fronting bank. Pursuant to the Second Amendment, the Company refinanced the 2020 Term Loans with replacement term loans in an aggregate principal amount of $755.7 (the “Repriced Term Loans”). The Repriced Term Loans provide for substantially the same terms as the 2020 Term Loans, including the same maturity date of July 1, 2026, except that the Repriced Term Loans provide for a reduced applicable margin on LIBOR of 25 basis points. The applicable margin on LIBOR under the Repriced Term Loans is 2.25%, compared to 2.50% under the 2020 Terms Loans.

On December 31, 2021, the Company entered into the Third Amendment to the Credit Agreement (the “Third Amendment”), dated as of July 1, 2019 (as amended by the First Amendment to Credit Agreement, dated as of January 17, 2020, and the Second Amendment to Credit Agreement, dated as of February 18, 2021) with the guarantors party thereto, Barclays Bank PLC, as administrative agent, and the lenders party thereto from time to time. Pursuant to the Third Amendment, the Company obtained incremental term loans (the “2021 Incremental Term Loans”) in an aggregate principal amount of $505.0 million and used the proceeds to fund the WestEnd Acquisition of 100% of the equity interests of WestEnd and to pay fees and expenses incurred in connection therewith. The 2021 Incremental Term Loans will mature in 2028 and will bear interest at an annual rate equal to, at the option of the Company, either LIBOR (adjusted for reserves and subject to a 50 basis point floor) plus a margin of 2.25% or an alternate base rate plus a margin of 1.25%. The 2021 Incremental Term Loans will amortize at a rate of 1.00% per annum.

Refer to Note 4, Acquisitions, for further information on the USAA AMCO and WestEnd Acquisitions and Note 11, Debt, for additional information on the Company’s debt structure.

NOTE 2. Significant Accounting Policies

Basis of Presentation

The Company prepares its consolidated financial statements on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

On November 19, 2021, the Company’s stockholders voted on and approved the Amendment eliminating the Company’s dual-class stock structure. Upon the filing of the Amendment on November 23, 2021, all the shares of Class B common stock were converted into an equal number of shares of Class A common stock and the Company’s Class A common stock was renamed as “Common Stock.” All references within this document to Class A common stock for periods prior to November 23, 2021 have been updated for the renaming.

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

The Company’s involvement with non‑consolidated sponsored investment funds that are considered VIEs include providing investment advisory, fund administration, fund compliance, fund transfer agent, fund distribution services and other management services and/or holding a minority interest. At December 31, 2021 and 2020, the Company's investments in and maximum risk of loss related to unconsolidated sponsored VIE investment funds totaled $29.6 million and $22.9 million, respectively which are included in investments in proprietary funds and deferred compensation plan investments in the Consolidated Balance Sheets. The Company has not provided financial support to these entities outside the ordinary course of business, which includes assuming operating expenses of funds for competitive or contractual reasons through fee waivers and fund expense reimbursements. The Company does not consolidate the sponsored investment funds in which it has an equity investment as it holds a minority interest, does not direct significant activities of these funds and does not have the right to receive benefits nor the obligation to absorb losses that could potentially be significant to these funds.

Upon the completion of the NEC Acquisition on November 1, 2021, VCM became the manager of certain general partner entities associated with the NEC Funds. The Company has no equity investment in these general partner entities, which are non-consolidated VIEs, nor in the NEC Funds and has no share of these general partner entities’ income or losses.

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

During 2019, the Company’s involvement with other non-consolidated VIEs included an equity method investment in Cerebellum Capital, LLC (“Cerebellum”). The Company sold 100% of its equity investment in Cerebellum in the third quarter of 2019.

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

Revenue Recognition

The Company accounts for revenue in accordance with Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. The Company’s revenue includes fees earned from providing investment management services, fund administration services, fund compliance, fund transfer agent services and fund distribution services.

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

The Company periodically reviews each individual security that is in an unrealized loss position to determine if the impairment is other‑than‑temporary. Factors that are considered in determining whether other‑than‑temporary declines in value have occurred include the severity and duration of the unrealized loss and the Company’s ability and intent to hold the security for a length of time sufficient to allow for recovery of such unrealized losses. Impairment charges are recorded in other income (expense) in the Consolidated Statements of Operations. No impairments were recognized as a result of such review in the years ended December 31, 2021, 2020 and 2019.

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

Derivative Financial Instruments

On March 27, 2020, the Company entered into an interest rate swap transaction (the “Swap”) to manage interest rate risk associated with a portion of its floating-rate long-term debt. The Company does not purchase or hold any derivative instruments for trading or speculative purposes. Under the terms of the Swap, the Company pays interest at a fixed rate of interest and receive interest that varies with the three-month LIBOR rate. The notional value, fixed rate of interest and expiration date of the Swap as of December 31, 2021 were $450 million – 0.965% – July 1, 2026.

The designation of a derivative instrument as a hedge and its ability to meet the hedge accounting criteria determine how the Company reflects the change in fair value of the derivative instrument. A derivative qualifies for hedge accounting treatment if, at inception, it meets defined correlation and effectiveness criteria. These criteria require that the anticipated cash flows and/or changes in fair value of the hedging instrument substantially offset those of the position being hedged. The Swap is assessed for effectiveness and continued qualification for hedge accounting on a quarterly basis. For the year ended December 31, 2021 and since inception, the Swap was deemed to be highly effective.

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

The Company tests goodwill for impairment on an annual basis, or more frequently if facts and circumstances indicate that goodwill may be impaired. Factors that could trigger an impairment review include underperformance relative to historical or projected future operating results, significant changes in the Company's use of the acquired assets in a business combination or strategy for the Company's overall business, significant negative industry or economic trends and significant decreases in the Company’s market capitalization. The Company conducts the annual impairment assessment as of October 1st and uses a qualitative approach to test for potential impairment of goodwill. If, after considering various factors, management determines that it is more likely than not that goodwill is impaired, the fair value of the reporting unit is compared to its carrying amount. A goodwill impairment charge is recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value. The assumptions used to estimate fair value include management's estimates of future growth rates, operating cash flows, discount rates and terminal value. These assumptions and estimates can change in future periods based on market movement and factors impacting the expected business performance. Changes in assumptions or estimates could materially affect the determination of our fair value.

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

Definite‑lived intangible assets represent the value of acquired customer relationships in or with institutional separate accounts, collective funds, intermediary wrap separate account (wrap SMA), unified managed account/model (UMA) intermediaries and private funds. Definite‑lived intangible assets also include intellectual property, advisory contracts that do not have a sufficient history of annual renewal, definite-lived trade name assets, lease-related assets and non‑competition agreements.

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

Investment Management Fees Receivable and Fund Administration and Distribution Fees Receivable

Investment management fees receivable include investment management fees due from the Victory Funds, USAA Funds, VictoryShares and other pooled funds sponsored by Victory and investment management fees due from non-affiliated parties. Fund administration and distribution fees receivable include administration, compliance and distribution fees due from the Victory Funds, USAA Funds and VictoryShares and transfer agent fees due from the USAA Funds and sub-transfer agent fees due from the Victory Funds.

Provision for credit losses on these receivables is made in amounts required to maintain an adequate allowance to cover anticipated losses. All investment management fees receivable and fund administration and distribution fees receivable were determined to be collectible as of December 31, 2021, 2020 and 2019, and accordingly, no reserve for credit losses and no provision for credit losses were recognized as of and for the years ended December 31, 2021, 2020 and 2019.

Other Receivables

Other receivables primarily include income and other taxes receivable and were determined to be collectible as of December 31, 2021, 2020 and 2019.

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

Earnings Per Share

The calculation of basic earnings per share is based on the weighted average number of shares of the Company’s Common Stock outstanding during the period. Diluted earnings per share is similar to basic earnings per share, but adjusts for the dilutive effect of the potential issuance of incremental shares of the Company’s Common Stock. The Company had vested and unvested stock options and unvested restricted stock grants outstanding during the periods presented and applies the treasury stock method to these securities in its calculation of diluted earnings per share. The treasury stock method assumes that the proceeds of exercise are used to purchase common stock at the average market price for the period. The Company does not have any participating securities that would require the use of the two‑class method of computing earnings per share.

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

The Company expenses the portion of unamortized debt financing costs associated with paydowns of principal in excess of required loan amortization payments. Management considers this debt to be partially settled. Deferred financing costs expensed due to partial settlements of debt are recorded in loss on debt extinguishment in the Consolidated Statements of Operations.

Debt Modification

Gains and losses on debt modifications that are considered extinguishments are recognized in current earnings. Debt modifications that are not considered extinguishments are accounted for prospectively through yield adjustments, based on the revised terms. Legal fees and other costs incurred with third parties that are directly related to debt modifications are expensed as incurred and generally are included in general and administrative expense in the Consolidated Statements of Operations. The Company expensed $0.4 million, $0.9 million and $4.4 million in costs related to debt modifications in 2021, 2020 and 2019. The analysis as to whether a modification of debt is an extinguishment or modification is performed on a creditor‑by‑creditor basis. Refer to Note 11, Debt, for further information on debt refinancings and modifications.

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

Foreign Currency Transactions

The financial statements of the Company’s subsidiaries which operate outside of the United States (U.S.) are measured using the local currency as the functional currency. Adjustments to translate those statements into U.S. dollars are recorded in other comprehensive income (loss), which were immaterial in amount at December 31, 2021, 2020 and 2019.

Transactions denominated in currencies other than the functional currency are recorded using the exchange rate on the date of the transaction. Exchange differences arising on the settlement of financial assets and liabilities are recorded in other income (expense) in the Consolidated Statements of Operations. Foreign exchange gains and losses for the years ended December 31, 2021, 2020 and 2019 were immaterial.

Income Taxes

Income taxes are accounted for using the assets and liability method as required by ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax liabilities are generally attributable to indefinite‑lived intangible assets, depreciation and debt issuance costs. Deferred tax assets are generally attributable to definite‑lived intangible assets, goodwill, stock compensation, deferred compensation and acquisition-related costs. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Asset Acquisitions

When a group of assets is acquired that does constitute a business, the Company accounts for the transaction as an asset acquisition. The cost of the acquisition, which includes transaction costs directly related to the transaction and consideration paid, is allocated on a relative fair value basis to the net assets acquired.

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

The Company accretes obligations under deferred payment arrangements to their expected payment amounts over the period covered by the arrangement. Accretion expense related to deferred payment obligations is reflected in interest expense and other financing costs in the Consolidated Statements of Operations and totaled $0.2 million in 2019 ($0 in 2021 and 2020).

Compensatory Payment Arrangements

In connection with business combinations, the Company evaluates whether any portion of the transaction consideration is in exchange for elements other than the acquired business and should be accounted for as a separate transaction apart from the business combination. If based on the substance of the contingent payment arrangement, the Company determines that the payments are compensation for post-acquisition employee services, the Company considers this a compensatory payment arrangement and no liability is recorded for the payments on the acquisition date. The related expense, which is the total amount of compensation management estimates will be paid, is accrued on a straight-line basis over the estimated service period, which is the time period when management determines that it is probable that the performance conditions will be achieved. At each reporting date, cumulative expense recognized under the compensatory payment arrangement will be at least equal to the cumulative dollar amount actually paid out and currently payable under the terms of the related purchase agreement. If there is a significant change in the estimated service period and/or estimated total compensation amount, management adjusts the amount of expense recorded on a prospective basis. Expense recognized under compensatory payment arrangements is recorded in personnel compensation and benefits in the Consolidated Statements of Operations and the related liability is included in other liabilities in the Consolidated Balance Sheets.

New Accounting Pronouncements

Accounting Standards Adopted in 2021

•

Internal-Use Software: In August 2018, the FASB issued ASU 2018-15 (“ASU 2018-15”), "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)," which aligns the requirements for capitalizing implementation costs incurred in a service contract hosting arrangement with those of developing or obtaining internal-use software. This standard was effective for interim and annual reporting periods beginning after December 15, 2019 for public companies and can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company adopted the new guidance on January 1, 2021 and elected to adopt ASU 2018-15 on a prospective basis. The adoption did not have a material impact on the Company’s consolidated financial statements.

•

Subsequent Measurement of Goodwill: In January 2017, the FASB issued ASU 2017-04 (“ASU 2017-04”), “Intangibles – Goodwill and Other (Topic 350)” which simplifies the test for goodwill impairment. ASU 2017-04 eliminates the requirement to calculate the implied fair value of goodwill (step two) to measure a goodwill impairment charge. Goodwill impairment will be based upon the results of step one of the impairment test, which is defined as the excess of the carrying amount of a reporting unit over its fair value, not to exceed the carrying amount of goodwill allocated to that reporting unit. The effective date for calendar-year public business entities was January 1, 2020. The new guidance was effective for the Company’s fiscal year that began on January 1, 2021 and required a prospective approach to adoption. The impact of this new guidance will depend upon the performance of our one reporting unit and the market conditions impacting the fair value. There was no impact on the Company’s consolidated financial statements in 2021.

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

The Company will adopt Topic 842 using the simplified transition method approach and apply the provision at January 1, 2022. In addition, the Company will utilize the package of three practical expedients as well as the practical expedient of not separating lease and non-lease components, the practical expedient of not applying Topic 842 to short-term leases and the hindsight practical expedient. The Company organized a team that assessed and evaluated the Company’s portfolio of active real estate leases and utilized a software that provides for a comprehensive solution for managing leased, owned and subleased properties. As of January 1, 2022, the Company has approximately $18 million in discounted, future minimum cash commitments under operating leases. The New Lease Standard will result in a gross up of assets and liabilities on the Consolidated Balance Sheets and have no material impact on the Consolidated Statements of Operations or the Company’s liquidity or debt covenant compliance under the current credit agreement.

NOTE 3. Revenue

In accordance with revenue recognition standard requirements, the following table disaggregates our revenue by type and product:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Investment management fees
Mutual funds (Victory/USAA Funds)	$536,902	$455,715	$355,969
ETFs (VictoryShares)	16,517	11,604	10,422
Separate accounts and other vehicles	125,417	99,125	99,726
Performance-based fees
Mutual funds (USAA Funds)	(5,839)	(4,771)	—
Separate accounts and other vehicles	1,542	363	685
Total investment management fees	$674,539	$562,036	$466,802

Fund administration and distribution fees
Administration fees
Mutual funds (Victory/USAA Funds)	$120,414	$112,279	$71,131
ETFs (VictoryShares)	1,887	1,460	1,317
Distribution fees
Mutual funds (Victory/USAA Funds)	28,939	25,599	30,356
Transfer agent fees
Mutual funds (USAA Funds)	64,486	73,977	42,767
Total fund administration and distribution fees	$215,726	$213,315	$145,571

Total revenue	$890,265	$775,351	$612,373

The following table presents balances of receivables:

(in thousands)	December 31, 2021	December 31, 2020
Customer receivables
Mutual funds (Victory/USAA Funds)	$65,304	$60,868
ETFs (VictoryShares)	1,934	1,419
Separate accounts and other vehicles	30,519	22,641
Receivables from contracts with customers	97,757	84,928
Non-customer receivables	6,548	3,254
Total receivables	$104,305	$88,182

Investment management fees receivable	$80,634	$67,957
Fund administration and distribution fees receivable	17,123	16,971
Other receivables	6,548	3,254
Total receivables	$104,305	$88,182

Revenue

The Company’s revenue includes fees earned from providing;

•	investment management services,
•	fund administration services,
•	fund transfer agent services, and
•	fund distribution services.

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

AUM represents the financial assets the Company manages for clients on either a discretionary or non-discretionary basis. In general, AUM reflects the valuation methodology that corresponds to the basis used for determining revenue such as net asset value for the Victory Funds, USAA Funds and certain other pooled funds and account market value for separate accounts. For the NEC Funds, AUM represents limited partner capital commitments during the commitment period of the fund. Following the earlier of the termination of the commitment period and the beginning of any commitment period for a successor fund, AUM generally represents, depending on the fund, the lesser of a) the net asset value of the fund and b) the aggregated adjusted cost basis of each unrealized portfolio investment or the limited partner capital commitments reduced by the amount of capital contributions used to make portfolio investments that have been disposed.

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

The Company may waive certain fees for investment management services provided to the Victory Funds, USAA Funds, VictoryShares and other pooled investment vehicles and may subsidize certain share classes of the Victory Funds, USAA Funds, VictoryShares and other pooled investment vehicles to ensure that specified operating expenses attributable to such share classes do not exceed a specified percentage. These waivers and reimbursements reduce the transaction price allocated to investment management services and are recognized as a reduction to investment management fees revenue. The amounts due to the Victory Funds, USAA Funds, VictoryShares and other pooled investment vehicles for waivers and expense reimbursements represent consideration payable to customers, which is recorded in accounts payable and accrued expenses in the Consolidated Balance Sheets, and no distinct services are received in exchange for these payments.

Performance-based investment management fees, which include fees under performance fee and fulcrum fee arrangements, are included in the transaction price for providing investment management services. Performance-based investment management fees are calculated as a percentage of investment performance on a client’s account versus a specified benchmark or hurdle based on the terms of the contract with the customer. Performance-based investment management fees are variable consideration and are recognized as revenue when and to the extent that it is probable that a significant reversal of the cumulative revenue for the contractual performance period will not occur. Performance-based investment management fees recognized as revenue in the current period may pertain to performance obligations satisfied in prior periods. Fulcrum fee arrangements include a performance fee adjustment that increases or decreases the total investment management fee depending on whether the assets being managed experienced better or worse investment performance than the index specified in the customer’s contract. The performance fee adjustment arrangement with certain equity and fixed income USAA Funds took effect on July 1, 2020 and is calculated monthly based on the investment performance of those funds relative to their specified benchmark indexes over the discrete performance period ending with that month.

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

The Company also receives fees for sub-transfer agency services under contracts with the Victory Funds for member class shares. Sub-transfer agency fees are recognized and recorded in a manner similar to fund transfer agent fees and are recorded in fund administration and distribution fees in the Consolidated Statements of Operations.

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

Based on the nature of the calculation, the revenue for these services is accounted for as variable consideration. The Company may recognize distribution fee revenue in the current period that pertains to performance obligations satisfied in prior periods as variable consideration is recognized only when uncertainties are resolved. The Company’s distribution fee revenue is recorded in fund administration and distribution fees in the Consolidated Statements of Operations.

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

Direct costs incurred to fulfill services under the Company’s distribution contracts include sales commissions paid to third party dealers for the sale of Class C Shares. The Company may pay upfront sales commissions to dealers and institutions that sell Class C shares of the participating Victory Funds at the time of such sale. Upfront sales commission payments with respect to Class C shares equal 1.00% of the purchase price of the Class C shares sold by the dealer or institution. When the Company makes an upfront payment to a dealer or institution for the sale of Class C shares, the Company capitalizes the cost of such payment, which is recorded in prepaid expenses in the Consolidated Balance Sheets and amortizes the cost over a 12-month period, the estimated period of benefit.

Valuation of AUM and fund investments

The fair value of assets under management of the Victory Funds, USAA Funds and VictoryShares is primarily determined using quoted market prices or independent third-party pricing services or broker price quotes. In certain circumstances, a quotation or price evaluation is not readily available from a pricing service. In these cases, pricing is determined by management based on a prescribed valuation process that has been approved by the directors/trustees of the sponsored products. The same prescribed valuation process is used to price securities in separate accounts and the Company’s other non-alternative investment vehicles for which a quotation or price evaluation is not readily available from a pricing service.

The fair value of Level III assets held by alternative investment vehicles is determined under the respective valuation policy for each fund. The valuation policies address the fact that substantially all the investments of a fund may not have readily available market information and therefore the fair value for these assets is typically determined using unobservable inputs and models that may include subjective assumptions. AUM reported by the Company for alternative investment vehicles may not necessarily equal the funds’ net asset values or the total fair value of the funds’ portfolio investments as AUM represents the basis for calculating management fees.

For the periods presented, less than one percent of the Company’s total AUM were Level III assets priced without using a quoted market price, broker price quote or pricing service quotation.

NOTE 4. ACQUISITION

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

Purchase Price

The Company purchased 100% of the outstanding common stock of the USAA Acquired Companies. The purchase price  for the USAA Acquired Companies was $949.4 million, comprised of $851.3 million of cash paid at closing plus the acquisition date value of contingent payments due to sellers of $98.8 million less $0.7 million in net working capital adjustments settled in the first quarter of 2020. No further purchase price adjustments were recorded during the measurement period.

A maximum of $150.0 million ($37.5 million per year) in contingent payments is payable to sellers based on the annual revenue of USAA Adviser attributable to all “non-managed money”-related AUM in each of the first four annual earn out periods following the closing as defined in the Stock Purchase Agreement. To receive any contingent payment in respect of “non-managed money”-related assets for a given year, annual revenue from “non-managed money”-related assets must be at least 80% of the revenue run-rate (as calculated under the Stock Purchase Agreement) of the USAA Adviser’s “non-managed money”-related assets under management as of the Closing, and to achieve the maximum contingent payment for a given year, such annual revenue must total at least 100% of that Closing revenue run-rate. Annual contingent payments in respect of “non-managed money”-related assets are subject to certain “catch-up” provisions set forth in the USAA Stock Purchase Agreement.

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

The excess purchase price over the estimated fair values of assets acquired and liabilities assumed of $120.6 million was recorded to goodwill in the Consolidated Balance Sheets, all of which is expected to be deductible for tax purposes. The goodwill arising from the acquisition primarily resulted from expected future earnings and cash flows, as well as the expected synergies created by the integration of the USAA Acquired Companies within our organization.

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

The fair value of contingent consideration payable to sellers was estimated at $68.8 million and $92.5 million at December 31, 2021 and 2020, respectively, and $98.8 million as of the acquisition date. The Company recognized expense of $13.8 million, $11.3 million and $19.9 million in 2021, 2020 and 2019, respectively, which was recorded in change in value of consideration payable for acquisition of business in the Consolidated Statements of Operations.

As of December 31, 2021, the Company has paid a total of $75.0 million (the $37.5 million maximum payment for each of the first and second earn out periods) in contingent consideration to sellers.

Significant inputs to the valuation of contingent consideration payable to sellers as of December 31, 2021 and 2020 and the acquisition date are as follows and are approximate values:

	December 31, 2021	December 31, 2020	July 1, 2019 Acquisition Date
Non-managed money revenue average annual growth rate	5%	3%	3%
Market price of risk (continuous)	6%	7%	4%
Revenue volatility	17%	16%	20%
Discount rate	3%	3%	7%
Years remaining in earn out period	1.9	2.9	4.3
Undiscounted estimated remaining earn out payments $ millions	$72 - $75	$98 - $113	$119 - $150

USAA Acquired Companies

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

THB Acquisition

On March 1, 2021, the Company completed the acquisition of certain assets of THB, including without limitation, (i) certain investment advisory and business contracts, (ii) certain books and records, (iii) the investment performance track record, and (iv) all business intellectual property and proprietary software, and hired the THB investment team. At March 1, 2021, the THB AUM that was acquired totaled $547 million. THB manages responsible investment portfolios in the micro-cap, small-cap and mid-cap asset classes, including U.S., global and international strategies.

Because substantially all of the fair value of the acquired assets was concentrated in a single identifiable asset, the transaction was accounted for as an asset acquisition. Estimated acquisition costs of $0.6 million were allocated to a definite-lived customer relationship intangible asset.

NEC Acquisition

On September 10, 2021, VCM entered into a definitive agreement to acquire 100% of the equity interests in NEC. Founded in 2004 and based in Hanover, New Hampshire, NEC is an alternative asset management firm focused on debt and equity investments in clean energy infrastructure projects and companies through four active private closed-end funds (the “NEC Funds”). On November 1, 2021 (the “NEC Closing Date”), the acquisition of NEC was completed.

The estimated purchase price for the NEC Acquisition is $63.1 million, which includes $62.8 million in cash paid at closing, net of cash acquired, and $0.3 million of net working capital adjustments to be settled in the first half of 2022. Consideration paid at closing was funded with balance sheet cash and proceeds from borrowings under the Company’s revolving line of credit. All borrowings under the revolving line of credit were repaid prior to December 31, 2021.

Under the terms of the purchase agreement, the Company will pay up to an additional $35.0 million in cash based on net revenue growth over a six year period following the closing date. The purchase agreement specifies net revenue and payment targets for the 36-month, 48-month and 60-month periods beginning on November 30, 2021 (the “Start Date”) for the contingent payments. It also provides for advance payments and catch-up payments to be made based on actual NEC net management fee revenue, as defined in the purchase agreement, as measured at the end of each 12 month anniversary of the Start Date over a six year period. The maximum amount of contingent payments is due, less any contingent payments previously paid, upon the occurrence of certain specified events within a five year period following the Start Date.

The Company determined that substantially all of the contingent payments payable per the NEC purchase agreement represent compensation for post-closing services. Accordingly, these contingent payments were excluded from the purchase price for the NEC Acquisition and a liability for these contingent payments was not recorded on the acquisition date. The Company will recognize compensation expense over the estimated service period on a straight-line basis in an amount equal to the total contingent payments currently forecasted to be paid. As of December 31, 2021, the Company had recorded $1.1 million in NEC contingent payment compensation expense, which is included in personnel compensation and benefits in the Consolidated Statements of Operations. A liability for the corresponding amount is recorded in accrued compensation and benefits in the Consolidated Balance Sheets.

The NEC Acquisition purchase price of $62.8 million was allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date. The Company used an independent valuation specialist to assist with the determination of fair value for certain of the acquired assets and assumed liabilities disclosed below. The carried interests in the existing NEC Funds were not acquired in the transaction.

The excess purchase price over the estimated fair values of assets acquired and liabilities assumed of $41.0 million was recorded to goodwill in the Consolidated Balance Sheets, all of which is expected to be deductible for tax purposes. The goodwill arising from the acquisition primarily results from future earnings and cash flows from new funds expected to be launched on the NEC alternative investment platform.

The following table presents the estimated amounts of assets acquired and liabilities assumed as of the acquisition date, net of cash acquired:

(in thousands)
Investment management fees receivable	$118
Other receivables and prepaid expenses	60
Property and equipment	19
Other intangible assets (1)	23,700
Goodwill	41,032
Accounts payable and accrued expenses	(2,096)
Purchase price, net of cash acquired	$62,833
(1)

Includes $14.0 million for definite-lived customer relationships with a 6 year estimated useful life and $9.7 million for definite-lived investment advisory contracts with a 2 year estimated useful life, which are recorded in other intangible assets, net on the Consolidated Balance Sheets.

As of December 31, 2021, the purchase price allocation for the NEC Acquisition is preliminary as customary post-closing purchase adjustments have not been finalized. The final purchase price allocation may reflect changes to the preliminary valuations for accounts payable and accrued expenses and other liabilities for net working capital adjustments. Adjustments will be made, as necessary, during the measurement period of up to one year after the closing date.

WestEnd Acquisition

On November 4, 2021, the Company entered into a definitive agreement (the “WestEnd Purchase Agreement”) with WestEnd Advisors, LLC (“WestEnd”), pursuant to which the Company agreed to purchase 100% of the equity interests of WestEnd (the “WestEnd Acquisition”) on the terms and subject to the conditions therein. Founded in 2004, and headquartered in Charlotte, North Carolina, WestEnd is an ETF strategist advisor that provides financial advisors with a turnkey, core model allocation strategy for either a holistic solution or complementary source of alpha. The firm offers four primary ETF strategies and one large cap core strategy in Separately Managed Account (SMA) structures. On and effective December 31, 2021, the Company completed the WestEnd Acquisition.

The aggregate purchase price (the “WestEnd Purchase Price”) for the WestEnd Acquisition is estimated at $716.1 million, net of cash acquired, which includes (i) $475.8 million in cash paid at closing (the “WestEnd Closing”) net of cash acquired, plus the acquisition date value of contingent payments due to sellers of $239.7 million plus an estimated $0.6 million payable in cash in the first half of 2022 for net working capital adjustments. The contingent earn-out payments are based on net revenue of the WestEnd business during each of the first four years following the WestEnd Closing, subject to certain “catch-up” provisions over a five and one half year period following the WestEnd Closing. A maximum of $320.0 million ($80.0 million per year) in earn-out payments may be paid. The WestEnd Purchase Price is subject to adjustments based on the level of client consents received, net working capital, debt, cash and unpaid transaction expenses.

In connection with the closing of the WestEnd Acquisition, the Company entered into the Third Amendment to the 2019 Credit Agreement and obtained incremental term loans in an aggregate principal amount of $505.0 million to fund the acquisition and pay fees and expenses related to the transaction. Please refer to Note 11, Debt, for more information on the 2021 Incremental Term Loans.

A total of $2.9 million of the cash paid at closing was placed in escrow, of which $0.5 million is available for purchase price adjustments and $2.4 million is available to compensate the Company for eligible claims under the purchase agreement’s indemnification provisions.

The purchase price of $716.1 million was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of the WestEnd Acquisition. The Company used an independent valuation specialist to assist with the determination of fair value for certain of the acquired assets and assumed liabilities disclosed below.

The excess purchase price over the estimated fair values of assets acquired and liabilities assumed of $536.0 million was recorded to goodwill in the Consolidated Balance Sheets, all of which is expected to be deductible for tax purposes. The goodwill arising from the acquisition primarily results from revenue synergies expected from combining WestEnd and Victory distribution platforms and sales efforts.

The following table presents the estimated amounts of assets acquired and liabilities assumed as of the acquisition date, net of cash acquired:

(in thousands)
Investment management fees receivable	$4,560
Prepaid expenses and other assets	256
Property and equipment	2,011
Other intangible assets (1)	175,500
Goodwill	536,023
Accounts payable and accrued expenses	(115)
Accrued compensation and benefits	(1,480)
Other liabilities	(693)
Purchase price, net of cash acquired	$716,062
(1)

Includes $172.5 million for definite-lived customer relationship assets with a 10 year estimated useful life and $3.0 million for a definite-lived trade name asset with a 7 year estimated useful life, which are recorded in other intangible assets, net on the Consolidated Balance Sheets.

As of December 31, 2021, the purchase price allocation for the WestEnd Acquisition is preliminary as customary post-closing purchase adjustments have not been finalized. The final purchase price allocation may reflect changes to the preliminary valuations for receivables and accounts payable and accrued expenses for net working capital adjustments. Adjustments will be made, as necessary, during the measurement period of up to one year after the closing date.

The estimated fair value for contingent consideration payable to sellers is estimated using the real options method. WestEnd net revenue growth is simulated in a risk-neutral framework to calculate expected probability-weighted earn out payments, which are then discounted from the expected payment dates at the relevant cost of debt. Significant assumptions and inputs include the WestEnd net revenue projected annual growth rate, the market price of risk, which adjusts the projected revenue growth rate to a risk-neutral expected growth rate, revenue volatility and discount rate. The market price of risk and revenue volatility are based on data for comparable companies. As the contingent consideration represents a subordinate, unsecured claim of the Company, the Company assesses a discount rate which incorporates adjustments for credit risk and the subordination of the contingent consideration.

A maximum of $320.0 million ($80.0 million per year) is payable to sellers in contingent payments. The fair value of contingent consideration payable to sellers was estimated at $239.7 million as of the acquisition date. Significant inputs to the valuation of contingent consideration payable to sellers as of December 31, 2021 are as follows and are approximate values:

December 31, 2021
Acquisition Date
Net revenue average annual growth rate	37%
Market price of risk adjustment for revenue (continuous)	11%
Revenue volatility	21%
Discount rate	4%
Years remaining in earn out period	5.8
Undiscounted estimated remaining earn out payments $ millions	$277 - $320

As the WestEnd Acquisition was effective at market close on December 31, 2021, the Company’s operating results for 2021 do not include WestEnd.

The following Unaudited Pro Forma Condensed Combined Statements of Operations are provided for illustrative purposes only and assume that the acquisition occurred on January 1, 2020. This unaudited information should not be relied upon as indicative of historical results that would have been obtained if the acquisition had occurred on that date, nor of the results that may be obtained in the future.

The historical consolidated financial information of the Company and WestEnd have been adjusted to give effect to unaudited pro forma events that are directly attributable to the WestEnd Acquisition. These amounts have been calculated after adjusting the results of WestEnd and the Company to reflect additional interest expense, intangible asset amortization, acquisition-related costs, transaction-related compensation costs and income taxes that would have been expensed assuming the WestEnd Acquisition was consummated on January 1, 2020.

	Unaudited
	Year Ended December 31,
(in thousands, except per share amount)	2021	2020
Revenue	$936,609	$798,401
Net income	280,980	177,637

Earnings per share of common stock
Basic	$4.13	$2.62
Diluted	$3.79	$2.41

Weighted average number of shares outstanding
Basic	67,976	67,710
Diluted	74,151	73,719

Acquisition-related costs

Costs related to acquisitions of businesses and assets are summarized below and include legal and filing fees, advisory services, mutual fund proxy voting costs and other one‑time expenses related to the transactions. Included in USAA AMCO acquisition-related costs in 2021 is a liability for one-time payments for assets not acquired in the transaction.

Costs related to acquisitions were expensed in 2021, 2020 and 2019 and are included in acquisition‑related costs in the Consolidated Statements of Operations.

	Acquisition-related costs
(in thousands)	2021	2020	2019
USAA AMCO	$5,534	$426	$21,333
NEC	2,605	-	-
WestEnd	8,102	-	-
Other	21	682	984
Total acquisition-related costs	$16,262	$1,108	$22,317

Restructuring and Integration Costs

In connection with business combinations, asset purchases and changes in business strategy, the Company incurs costs integrating investment platforms, products and personnel into existing systems, processes and service provider arrangements and restructuring the business to capture operating expense synergies.

The following table presents a rollforward of restructuring and integration liabilities:

(in millions)	2021	2020	2019
Liability balance, beginning of period	$1.0	$3.0	$0.1
Severance expense
USAA AMCO Acquisition	1.4	1.2	6.2
THB	0.2	—	—
Other	0.2	—	—
Contract termination expense
USAA AMCO Acquisition	—	0.1	0.2
Integration costs
USAA AMCO Acquisition	0.5	6.5	2.3
THB	0.3
Restructuring and integration costs	2.6	7.8	8.7
Settlement of liabilities	(3.3)	(9.8)	(5.8)
Liability balance, end of period	$0.3	$1.0	$3.0
Accrued expenses	$0.3	$1.0	$2.9
Other liabilities	—	—	0.1
Liability balance, end of period	$0.3	$1.0	$3.0

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

The following table presents assets and liabilities measured at fair value on a recurring basis:

	As of December 31, 2021
(in thousands)	Total	Level 1	Level 2	Level 3
Financial assets
Investments in proprietary funds	$912	$912	$—	$—
Deferred compensation plan investments	30,812	30,812	—	—
Interest rate swap asset	7,774	—	7,774	—
Total financial assets	$39,498	$31,724	$7,774	$—
Financial liabilities
Contingent consideration arrangements	(308,500)	—	—	(308,500)
Total financial liabilities	$(308,500)	$—	$—	$(308,500)

	As of December 31, 2020
(in thousands)	Total	Level 1	Level 2	Level 3
Financial assets
Money market fund	$10,088	$10,088	$—	$—
Investments in proprietary funds	922	922	—	—
Deferred compensation plan investments	22,571	22,571	—	—
Total financial assets	$33,581	$33,581	$—	$—
Financial liabilities
Interest rate swap liability	$(10,006)	$—	$(10,006)	$—
Contingent consideration arrangements	(92,500)	—	-	(92,500)
Total financial liabilities	$(102,506)	$—	$(10,006)	$(92,500)

(1) Contingent consideration arrangement liabilities of $308.5 million plus $0.3 million and $0.6 million of consideration payable to sellers for estimated net working capital adjustments for the NEC and WestEnd acquisitions, respectively, equal $309.4 million in consideration payable for acquisition of business in the Consolidated Balance Sheets as of December 31, 2021.

Level 1 assets consist of money market funds and open-end mutual funds. The fair values for these assets are determined utilizing quoted market prices for identical assets. The Company redeemed its money market fund investment in the fourth quarter of 2021.

The interest rate swap (the “Swap”) asset and liability represent amounts receivable or payable under a floating-to-fixed interest rate swap transaction entered into by the Company on March 27, 2020. The Swap effectively fixed the interest rate at 3.465% on $450 million of the outstanding Term Loan balance through the Term Loan’s maturity in July 2026. The fair value of the Swap is included in the Consolidated Balance Sheets in other assets at December 31, 2021 and in other liabilities as of December 31, 2020. Pricing was determined based on a third party, model-derived valuation in which all significant inputs are observable in active markets (Level 2). Refer to Note 12, Derivatives, for further detail on the Swap.

Contingent consideration arrangements include the USAA AMCO earn-out payment liability at December 31, 2021 and December 31, 2020 and the WestEnd earn-out payment liability at December 31, 2021. Contingent consideration arrangements are included in consideration payable for acquisition of business in the Consolidated Balance Sheets.

Significant unobservable inputs for the option pricing model used to determine the estimated fair value of the USAA AMCO Acquisition earn-out payment liability include the “non-managed money” revenue projected growth rate, revenue volatility, market price of risk and discount rate. Significant unobservable inputs for the option pricing model used to determine the estimated fair value of the WestEnd Acquisition earn-out payment liability include the WestEnd net revenue projected growth rate, revenue volatility, market price of risk and discount rate.

For both the USAA AMCO and WestEnd contingent consideration arrangements, an increase in the market price of risk, discount rate and revenue volatility results in a lower fair value for the earn-out payment liability, while an increase in the projected growth rate for  revenue results in a higher fair value for the earn-out payment liability. Refer to Note 4, Acquisitions, for further details related to the valuation of contingent consideration payable related to the USAA AMCO Acquisition and WestEnd Acquisition.

Changes in the fair value of contingent consideration arrangement liabilities, realized or unrealized, are recorded in earnings and are included in change in value of consideration payable for acquisition of business in the Consolidated Statements of Operations.

The following table presents the balance of the contingent consideration arrangement liabilities at December 31, 2021, 2020 and 2019, respectively.

(in thousands)	Contingent Consideration Liabilities
Balance, December 31, 2019	$118,700
USAA AMCO first annual earn-out payment	(37,500)
USAA AMCO change in fair value measurement	11,300
Balance, December 31, 2020	$92,500
USAA AMCO second annual earn-out payment	(37,500)
USAA AMCO change in fair value measurement	13,800
WestEnd acquisition date contingent consideration liability	239,700
Balance, December 31, 2021	$308,500

There were no transfers between any of the Level 1, 2 and 3 categories in the fair value measurement hierarchy for the years ended December 31, 2021 and 2020. The Company recognizes transfers at the end of the reporting period.

The net carrying value of accounts receivable and accounts payable approximates fair value due to the short‑term nature of these assets and liabilities. The fair value of our long-term debt at December 31, 2021 is considered to be its carrying value as the interest rate on the bank debt is variable and approximates current market rates. As a result, Level 2 inputs are utilized to determine the fair value of our long‑term debt.

NOTE 6. Related‑Party Transactions

The Company considers certain funds that it manages, including the Victory Funds, the USAA Funds, the VictoryShares, collective trust funds that it sponsors (the “Victory Collective Funds”), the NEC Funds and  other pooled investment vehicles that it sponsors, to be related parties as a result of its advisory relationship.

The Company receives investment management, administrative, distribution and compliance fees in accordance with contracts that VCM and VCS have with the Victory Funds and the USAA Funds, and has invested a portion of its balance sheet cash in the USAA Treasury Money Market Fund and earned interest on the amount invested in this fund.

The Company receives investment management, administrative and compliance fees in accordance with contracts that VCM has with the VictoryShares.

We also receive investment management fees from the Victory Collective Funds, the NEC Funds and other pooled funds under VCM’s advisory contracts with these funds. In addition, VCTA receives fees for transfer agency services under contracts with the USAA Funds and sub-transfer agency services under contracts with the Victory Funds for member class shares.

In 2021 and 2020, the Company paid director fees to and made contributions under the Director DC Plan for non-employee members of our Board of Directors, which are included in general and administrative expense in the Consolidated Statements of Operations.

The table below presents balances and transactions involving related parties included in the Consolidated Balance Sheets and Consolidated Statements of Operations.

•	Included in cash and cash equivalents in 2020 is an investment in the USAA Treasury Money Market Fund. This investment was redeemed in full in the fourth quarter of 2021.
•	Included in receivables (investment management fees) are amounts due from the Victory Funds, USAA Funds, Victory Collective Funds and other pooled funds for investment management services.
•

Included in receivables (fund administration and distribution fees) are amounts due from the Victory Funds and USAA Funds for compliance services, amounts due from the USAA Funds for transfer agent services, amounts due from the Victory Funds for sub-transfer agent services and amounts invoiced to the NEC Funds for costs paid by VCM.

•	Included in prepaid expenses are amounts paid by VCM that will be invoiced to the NEC Funds in the following period.
•

Included in revenue (investment management) are amounts earned for investment management services provided to the Victory Funds, the USAA Funds, the VictoryShares, the Victory Collective Funds, the NEC Funds and other pooled funds.

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

•

Amounts due to the Victory Funds, USAA Funds, VictoryShares for waivers of investment management fees and reimbursements of fund operating expenses are included in accrued expenses in the Consolidated Balance Sheets and represent consideration payable to customers.

(in thousands)	2021	2020
Related party assets
Cash and cash equivalents	$—	$10,088
Receivables (investment management fees)	53,256	46,958
Receivables (fund administration and distribution fees)	17,123	16,971
Prepaid expenses	304
Investments (investments in proprietary funds, fair value)	912	922
Investments (deferred compensation plan investments, fair value)	28,643	22,062
Total	$100,238	$97,001

Related party liabilities
Accounts payable and accrued expenses (fund reimbursements)	$6,695	$5,978
Total	$6,695	$5,978

	Year ended December 31,
(in thousands)	2021	2020	2019
Related party revenue
Investment management fees	$566,775	$471,153	$371,807
Fund administration and distribution fees	215,726	213,315	145,571
Total	$782,501	$684,468	$517,378

Related party expense
General and administrative	521	702	—
Total	$521	$702	$—

Related party other income (expense)
Interest income (expense) and other income (expense)	$5,470	$2,337	$2,692
Total	$5,470	$2,337	$2,692

NOTE 7. Investments

As of December 31, 2021 and 2020, the Company had investments in proprietary funds and deferred compensation plan investments. Investments in proprietary funds consist entirely of seed capital investments in certain Victory Funds and USAA Funds. Deferred compensation plan investments are held under deferred compensation plans and include Victory Funds, USAA Funds and third party mutual funds.

Unrealized and realized gains and losses on investments in proprietary funds and deferred compensation plan investments are recorded in earnings as interest income and other income (expense).

Investments in Proprietary Funds

The following table presents a summary of the cost and fair value of investments in proprietary funds:

		Gross Unrealized		Fair
(in thousands)	Cost	Gains	(Losses)	Value
As of December 31, 2021	$769	$169	$(26)	$912
As of December 31, 2020	758	164	—	922

The following table presents proceeds from sales of investments in proprietary funds and realized gains and losses recognized during the years ended December 31, 2021, 2020 and 2019:

	Sale	Realized
(in thousands)	Proceeds	Gains	(Losses)
For the year ending December 31, 2021	$215	$50	$—
For the year ending December 31, 2020	507	31	(13)
For the year ending December 31, 2019	158	6	—

Deferred Compensation Plan Investments

The following table presents a summary of the cost and fair value of deferred compensation plan investments:

		Gross Unrealized		Fair
(in thousands)	Cost	Gains	(Losses)	Value
As of December 31, 2021	$27,174	$4,266	$(628)	$30,812
As of December 31, 2020	21,205	1,725	(359)	22,571

The following table presents proceeds from sales of deferred compensation plan investments and realized gains and losses recognized during the years ended December 31, 2021, 2020 and 2019:

	Sale	Realized
	Proceeds	Gains	(Losses)
For the year ending December 31, 2021	$9,662	$1,315	$(59)
For the year ending December 31, 2020	4,063	130	(309)
For the year ending December 31, 2019	2,749	22	(71)

NOTE 8. Property and Equipment

The following table presents property and equipment as of December 31, 2021 and 2020:

	As of December 31,
(in thousands)	2021	2020
Equipment, purchased software and implementation costs	$31,503	$21,710
Leasehold improvements	4,488	3,155
Furniture and fixtures	3,072	2,743
Total	39,063	27,608
Accumulated depreciation and amortization	(13,768)	(8,861)
Total property and equipment, net	$25,295	$18,747

Depreciation and amortization expense for property and equipment was $6.2 million, $3.6 million and $3.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.

NOTE 9. Goodwill and Other Intangible Assets

The following table presents changes in the goodwill balance from December 31, 2020 to December 31, 2021:

	As of December 31,
(in thousands)	2021	2020
Balance, beginning of period	$404,750	$404,750
Goodwill recorded in NEC Acquisition	41,032	—
Goodwill recorded in WestEnd Acquisition	536,023	—
Balance, end of period	$981,805	$404,750

There were no impairments to goodwill recognized during the years ended December 31, 2021, 2020 or 2019.

Identifiable Intangible Assets

The following table presents a summary of definite‑lived intangible assets by type:

		Fund		Intellectual
	Customer	Advisory	Trade	Property/
(in thousands)	Relationships	Contracts	Names	Other	Totals
Gross book value - December 31, 2020	$123,200	$2,368	$39,332	$7,547	$172,447
Accumulated amortization	(121,497)	(2,368)	(15,406)	(7,235)	(146,506)
Net book value - December 31, 2020	$1,703	$—	$23,926	$312	$25,941
Weighted average useful life (yrs)	0.1	—	2.2	0.1	2.4
Gross book value - December 31, 2021	$310,286	$12,068	$42,332	$7,547	$372,233
Accumulated amortization	(123,752)	(3,176)	(24,921)	(7,287)	(159,136)
Net book value - December 31, 2021	$186,534	$8,892	$17,411	$260	$213,097
Weighted average useful life (yrs)	9.4	1.8	1.8	5.0	6.2

Amortization expense for definite‑lived intangible assets for the years ended December 31, 2021, 2020 and 2019, was $12.6 million, $12.8 million and $20.9 million, respectively, and is recorded in depreciation and amortization within the Consolidated Statements of Operations. There were no impairments to definite-lived intangible assets recognized in 2021, 2020 or 2019.

The following table presents estimated amortization expense for definite‑lived intangible assets for each of the five succeeding years and thereafter:

2022	$34,625
2023	29,104
2024	20,187
2025	20,064
2026	20,063
Thereafter	89,054
Total	$213,097

The following table presents a summary of indefinite‑lived intangible assets by type:

	Fund Advisory, Transfer
	Agent and Distribution	Trade
(in thousands)	Contracts	Names	Totals
December 31, 2019 balance	$1,113,000	$23,700	$1,136,700
Additions or transfers	—	—	—
December 31, 2020 balance	$1,113,000	$23,700	$1,136,700
Additions or transfers	—	—	—
December 31, 2021 balance	$1,113,000	$23,700	$1,136,700

There were no impairments to indefinite-lived intangible assets recognized in 2021, 2020 or 2019.

NOTE 10. Income Taxes

The following table presents the provision for income taxes for the years ended December 31, 2021, 2020 and 2019:

(in thousands)	2021	2020	2019
Current tax expense (benefit):
Federal	$42,845	$24,048	$22,234
State	9,929	7,263	6,656
Foreign	(9)	108	52
Total current tax expense (benefit)	52,765	31,419	28,942
Deferred tax expense (benefit):
Federal	15,716	27,793	(449)
State	3,742	6,860	(289)
Foreign	30	(54)	(7)
Total deferred tax expense (benefit)	19,488	34,599	(745)
Income tax expense	$72,253	$66,018	$28,197

During 2019, the Company recorded a liability for $2.9 million ($2.3 million net of federal benefit) for unrecognized tax benefits, which included $0.3 million of interest and penalties. During 2020, the Company recognized all of the unrecognized tax benefits established at December 31, 2019 as a result of settlements with state taxing authorities, and as of December 31, 2020, the Company had no liability for unrecognized tax benefits. The Company had no additional activity related to unrecognized tax benefits in 2021.

As of December 31, 2019, the liability for gross unrecognized tax benefits and interest and penalties totaled $2.9 million which was included in other liabilities in the Consolidated Balance Sheets ($0 for 2021 and 2020).

The following table presents the changes in gross unrecognized tax benefits, excluding interest and penalties, for the years ended December 31, 2021, 2020 and 2019.

(in thousands)	2021	2020	2019
Beginning balance	$-	$2,582	$-
Additions for tax positions of prior years	-	-	1,703
Additions based on tax positions related to current year	-	-	879
Reductions related to settlement of tax matters	-	(2,582)	-
Ending balance	$-	$-	$2,582

The Company recognized $0.2 million in interest expense, net of federal benefit, and penalties related to the liability for unrecognized tax benefits in its income tax provision for the year ended December 31, 2019 ($0 in 2021 and 2020).

The effective tax rate for the years ended December 31, 2021 and 2020 differs from the United States federal statutory rate primarily as a result of state and local income taxes and excess tax benefits on share-based compensation, and for 2019, expense related to recording the uncertain tax position (“UTP”) liability for unrecognized tax benefits.

The following table presents the tax rates for the years ended December 31, 2021, 2020 and 2019.

	2021	2020	2019
Federal income tax at U.S. statutory rate	21.0%	21.0%	21.0%
State income tax rate, net of federal tax benefit	3.2%	3.8%	3.3%
UTP liability	—%	—%	1.9%
Excess tax benefits on share-based compensation	(3.4)%	(1.4)%	(2.8)%
Foreign taxes and other	(0.2)%	0.3%	—%
Income tax expense	20.6%	23.7%	23.4%

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax reporting purposes.

In assessing the realization of deferred tax assets, management considers the reversal of deferred tax liabilities as well as projections of future taxable income during the periods in which temporary differences are expected to reverse. Based on the consideration of these facts, the Company believes it is more likely than not that all of its gross deferred tax assets will be realized in the future, and as a result has not recorded a valuation allowance on these amounts as of December 31, 2021 and 2020.

The following table presents the components of deferred income tax assets and deferred tax liabilities at December 31, 2021 and 2020:

(in thousands)	2021	2020
Deferred tax assets:
Definite-lived intangibles	$21,373	$21,455
Share-based compensation expense	7,988	10,318
Acquisition-related costs	5,110	4,194
Deferred compensation	7,909	5,621
Restructuring expenses	1,431	1,616
Contingent consideration arrangements	383	431
Goodwill	11,443	7,454
OCI - Swap liability and cumulative translation adjustment	—	2,432
Other	54	83
Total deferred tax assets	55,691	53,604
Deferred tax liabilities:
Indefinite-lived intangibles	106,230	81,429
Debt issuance costs	4,087	5,085
Depreciation	5,444	4,216
OCI - Swap liability and cumulative translation adjustment	1,878	—
Prepaid expenses	271	220
Unrealized gain on deferred compensation investments	901	338
Total deferred tax liabilities	118,811	91,288
Net deferred tax liability	$(63,120)	$(37,684)

As of December 31, 2021 and 2020, the Company had no net operating loss carryforwards.

In the normal course of business, the Company is subject to examination by federal and certain state and local tax regulators. As of December 31, 2021, U.S. federal income tax returns for 2018, 2019 and 2020 are open and therefore subject to examination. State and local income tax returns filed are generally subject to examination from 2017 to 2020. We have analyzed our tax positions for all open years and have concluded that no additional provision for income tax is required in the consolidated financial statements.

NOTE 11. Debt

2019 Credit Agreement

On July 1, 2019, concurrent with the USAA AMCO Acquisition, the Company entered into the 2019 Credit Agreement, repaid all indebtedness outstanding under the prior credit agreement (the “2018 Credit Agreement”), and terminated the 2018 Credit Agreement.

The 2019 Credit Agreement was entered into among Victory, as borrower, the lenders from time to time party thereto and Barclays Bank PLC, as administrative agent and collateral agent, pursuant to which the Company obtained a seven-year term loan in an aggregate principal amount of $1.1 billion (the “2019 Term Loans”) and established a five-year revolving credit facility (which was unfunded as of the closing date) with aggregate commitments of $100.0 million (with a $10.0 million sub-limit for the issuance of letters of credit). Amounts outstanding under the 2019 Credit Agreement bear interest at an annual rate equal to, at the option of the Company, either LIBOR (adjusted for reserves) plus a margin of 3.25% or an alternate base rate plus a margin of 2.25%.

The obligations of the Company under the 2019 Credit Agreement are guaranteed by the Company’s domestic subsidiaries (other than VCS) (the “Guarantors”) and secured by substantially all of the assets of the Company and the Guarantors, subject in each case to certain customary exceptions.

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

As of December 31, 2021, there were no outstanding borrowings under the revolving credit facility and the Company was in compliance with its financial performance covenant.

Original issue discount was $11.5 million for the 2019 Term Loans and $1.5 million for the revolving credit facility under the 2019 Credit Agreement. The Company incurred a total of $22.8 million in other third party costs related to the 2019 Credit Agreement and recorded $18.0 million as term loan debt issuance costs, $0.3 million as revolving credit facility debt issuance cost and $4.5 million as expense related to modified debt in general and administrative expense in the Consolidated Statements of Operations.

A total of $148.0 million of the 2019 Term Loans was repaid in 2019.

The Company recognized a $9.9 million loss on debt extinguishment in 2019, which consisted of the write-off of $6.3 million and $3.6 million of unamortized debt issuance costs and debt discount, respectively, due to the termination of the previous credit agreement and repayments of term loan principal. Debt extinguishment costs relating to the termination of the 2018 Credit Agreement and 2019 Term Loans repayments totaled $5.5 million and $4.4 million, respectively.

2020 Debt Refinancing (First Amendment)

On January 17, 2020, the Company entered into the First Amendment (the “First Amendment”) to the 2019 Credit Agreement with the other loan parties thereto, Barclays Bank PLC, as administrative agent, and the Royal Bank of Canada as fronting bank.

Pursuant to the First Amendment, the Company refinanced the 2019 Term Loans with replacement term loans in an aggregate principal amount of $952.0 million (the “2020 Term Loans”). The 2020 Term Loans provided for substantially the same terms as the 2019 Term Loans, including the same maturity date of July 1, 2026, except that the 2020 Term Loans provided for a reduced applicable margin on LIBOR of 75 basis points. The applicable margin on LIBOR under the 2020 Term Loans was 2.50%, compared to 3.25% under the 2019 Term Loans. The Company incurred costs of $0.9 million related to the First Amendment which were recorded in general and administrative expense in the Consolidated Statements of Operations.

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

2021 Debt Repricing (Second Amendment)

On February 18, 2021, the Company entered into the Second Amendment (the “Second Amendment”) to the 2019 Credit Agreement with the other loan parties thereto, Barclays Bank PLC, as administrative agent, and the Royal Bank of Canada as fronting bank. Pursuant to the Second Amendment, the Company repriced the 2020 Term Loans with replacement term loans in an aggregate principal amount of $755.7 million (the “Repriced Term Loans”). The Repriced Term Loans provide for substantially the same terms as the 2020 Term Loans, including the same maturity date of July 1, 2026, except that the Repriced Term Loans provide for a reduced applicable margin on LIBOR of 25 basis points. The applicable margin on LIBOR under the Repriced Term Loans is 2.25%, compared to 2.50% under the 2020 Term Loans. The Company incurred costs of $0.4 million related to the Second Amendment, which were recorded in general and administrative expense in the Consolidated Statements of Operations.

In 2021, a total of $142.0 million of the outstanding term loans under the 2019 Credit Agreement was repaid or repurchased and retired. The Company recognized a $4.6 million loss on debt extinguishment in 2021 due to the repayments and repurchases of term loan principal, which consisted of the write-off of $2.9 million and $1.7 million of unamortized debt issuance costs and debt discount, respectively.

2021 Incremental Term Loans (Third Amendment)

On December 31, 2021, the Company entered into the Third Amendment (the “Third Amendment”) to the 2019 Credit Agreement with the guarantors party thereto, Barclays Bank PLC, as administrative agent, and the lenders party thereto from time to time. Pursuant to the Third Amendment, the Company obtained incremental term loans (the “2021 Incremental Term Loans”) in an aggregate principal amount of $505.0 million and used the proceeds to fund the WestEnd Acquisition of 100% of the equity interest of WestEnd and to pay fees and expenses incurred in connection therewith. The 2021 Incremental Term Loans will mature in December 2028 and will bear interest at an annual rate equal to, at the option of the Company, either LIBOR (adjusted for reserves and subject to a 50 basis point floor) plus a margin of 2.25% or an alternate base rate plus a margin of 1.25%.

Original issue discount was $2.5 million for the 2021 Incremental Term Loans. The Company incurred a total of $9.1 million of other third party costs related to the 2021 Incremental Term Loans, which were recorded as term loan debt issuance costs.

Refer to Note 21, Subsequent Events, for information related to loan activity subsequent to December 31, 2021.

The following table presents the components of long-term debt in the Consolidated Balance Sheets at December 31, 2021 and 2020.

			Effective
(in thousands)	2021	2020	Interest Rate
Term Loans
Due July 2026, 2.73% interest rate	$—	$788,239	3.17%
Due July 2026, 2.38% interest rate	646,239	—	2.77%
Due December 2028, 2.75% interest rate	505,000	—	3.09%
Term loan principal outstanding	1,151,239	788,239
Unamortized debt issuance costs	(16,436)	(12,065)
Unamortized debt discount	(6,879)	(7,165)
Long-term debt	$1,127,924	$769,009

Debt issuance costs related to the 2019 Credit Agreement totaled $48.7 million and $39.6 million at December 31, 2021 and 2020, respectively, and are reflected net of accumulated amortization and loss on debt extinguishment of $32.3 million and $27.6 million, respectively. Debt issuance costs of $3.7 million at December 31, 2021 and 2020 related to the revolving credit facility are included in other assets in the Consolidated Balance Sheets and are reflected net of accumulated amortization and loss on debt extinguishment of $2.5 million and $2.0 million as of December 31, 2021 and 2020, respectively. Debt discount related to the Term Loans totaled $23.3 million and $20.7 million at December 31, 2021 and 2020, respectively, and is reflected net of accumulated amortization and loss on debt extinguishment of $16.4 million and $13.5 million, respectively.

The following table presents the components of interest expense and other financing costs on the Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019.

(in thousands)	2021	2020	2019
Interest expense	$17,250	$30,941	$36,423
Amortization of debt issuance costs	2,332	2,984	2,499
Amortization of debt discount	1,098	1,485	1,200
Interest rate swap expense	3,602	1,042	—
Other	370	553	779
Total	$24,652	$37,005	$40,901

NOTE 12. Derivatives

Interest Rate Swap

On March 27, 2020, the Company entered into the Swap to manage interest rate risk associated with a portion of its floating-rate long-term debt. The Company does not purchase or hold any derivative instruments for trading or speculative purposes. Under the terms of the Swap, the Company pays interest at a fixed rate of interest on a quarterly basis and receives interest at the three-month LIBOR rate in effect for that quarter. The notional value, fixed rate of interest and expiration date of the Swap as of December 31, 2021 were $450 million – 0.965% – July 1, 2026. Refer to Note 5, Fair Value Measurements, for additional disclosures regarding fair value measurements.

The designation of a derivative instrument as a hedge and its ability to meet the hedge accounting criteria determine how the Company reflects the change in fair value of the derivative instrument. A derivative qualifies for hedge accounting treatment if, at inception, it meets defined correlation and effectiveness criteria. These criteria require that the anticipated cash flows and/or changes in fair value of the hedging instrument substantially offset those of the position being hedged. The Swap is assessed for effectiveness and continued qualification for hedge accounting on a quarterly basis. For the year ended December 31, 2021 and since inception, the Swap was deemed to be highly effective.

The Swap is designated as a cash flow hedge. Accordingly, the Swap is measured at fair value with mark-to-market gains or losses deferred and included in accumulated other comprehensive income (loss) (“AOCI(L)”), net of tax, to the extent the hedge is determined to be effective. Gains or losses from the Swap are reclassified to interest expense in the same period during which the hedged transaction affects earnings. The amount payable to the Swap counterparty at December 31, 2021 and 2020 was $0.9 million and $0.8 million, respectively, and is recorded in other liabilities on the Consolidated Balance Sheets.

The following tables summarize the classification of the Swap in our consolidated financial statements (in thousands):

Balance Sheets	Description	December 31, 2021	December 31, 2020
Other assets (Other liabilities)	Fair value of interest rate swap	$7,774	$(10,006)
	Notional amount	450,000	450,000

		Twelve Months Ended
		December 31,
Statements of Operations	Description	2021	2020	2019
Interest expense and other financing costs	Loss reclassified from AOCI(L)	$3,602	$1,042	$—

		Twelve Months Ended
		December 31,
Statements of Comprehensive Income	Description	2021	2020	2019
Other comprehensive income (loss)	Income (loss) recognized in AOCI(L), net of tax	$13,468	$(7,573)	$—

NOTE 13. Equity Method Investment

On September 20, 2020, the Company acquired, through a wholly owned subsidiary, a 15% interest voting share and income share in Alderwood and made a capital contribution to Alderwood of $1.5 million in cash. Alderwood’s operating entity, Alderwood Capital, is a London-based investment advisory firm focused on taking minority stakes in specialist boutique asset management businesses. The Company has commitments to contribute additional capital of $4.5 million to Alderwood and $50.0 million to a private fund to be launched by Alderwood, subject to certain terms and conditions, which include receipt of required regulatory approvals and obtaining an agreed amount of aggregate legally binding commitments from investors in the private fund. On March 8, 2021, the Company announced that Alderwood Capital had received authorization from the Financial Conduct Authority of the United Kingdom and that Alderwood’s private fund had been formally launched to institutional investors. On January 31, 2022, the Company signed an amendment to the Alderwood members’ agreement (“Alderwood Amendment”) and made an additional $1.5 million capital contribution to Alderwood. The Alderwood Amendment reduced the Company’s commitment to contribute additional capital to Alderwood from $4.5 million to $3.0 million.

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

For the years ended December 31, 2021, 2020 and 2019, losses from equity method investments recorded in interest income and other income (expense) in the Consolidated Statements of Operations were $0.3 million, $0.2 million and $0.2 million, respectively.

On August 30, 2019, the Company sold 100% of its equity investment in Cerebellum Capital LLC (“Cerebellum”) for $10.6 million in cash and recognized $2.9 million on the gain on sale, which was recorded in interest income and other income (expense) in the Consolidated Statements of Operations.

Equity method investments are recorded in other assets in the Consolidated Balance Sheets. At December 31, 2021 and 2020, the Company held an equity investment in Alderwood of $1.1 million and $1.4 million, respectively. At December 31, 2019, the Company had no equity method investments.

NOTE 14. Equity

Equity Structure

Following the Company’s IPO in February 2018, authorized capital stock consisted of 400,000,000 shares of Class A common stock, $0.01 par value per share, 200,000,000 shares of Class B common stock, $0.01 par value per share, and 10,000,000 shares of “blank check” preferred stock, $0.01 par value per share.

The rights of the holders of Class A common stock and Class B common stock were identical, except voting and conversion rights. Each share of Class A common stock was entitled to one vote. Each share of Class B common stock was entitled to ten votes. Holders of the Company’s Class A common stock and Class B common stock would generally vote together as a single class, unless otherwise required by law or the Company’s amended and restated certificate of incorporation.

Each share of Class B common stock was convertible into one share of the Company’s Class A common stock at any time, at the option of the holder, and would convert automatically upon termination of employment by an employee shareholder and upon transfers (subject to certain exceptions). Shares of Class B common stock would convert automatically into shares of Class A common stock at a one to one ratio upon the date the number of shares of Class B common stock then outstanding (including unvested restricted shares) was less than 10% of the aggregate number of shares of Class A common stock and Class B common stock outstanding (including unvested restricted shares).

In September 2021, the Company’s Board of Directors approved the elimination of the Company’s dual-class share structure, which was subsequently approved by the Company’s stockholders on November 19, 2021. On November 23, 2021 (the “Effective Date”), the Company filed an amended and restated certificate of incorporation authorizing capital stock consisting of 600,000,000 shares of common stock, $0.01 par value per share (“Common Stock”) and 10,000,000 shares of “blank check” preferred stock, $0.01 par value per share.

Each share of the Company’s Class A common stock issued and outstanding or held as treasury stock immediately prior to the Effective Date was renamed as Common Stock and became one share of Common Stock. For comparative purposes, we now refer to each share of stock that was previously known as Class A common stock as Common Stock.

Each share of Class B common stock issued and outstanding or held as treasury stock immediately prior to the Effective Date was converted into Common Stock on a one-for-one basis. As a result, the Company currently has one class of common stock entitling the holder to one vote per share. No shares of preferred stock were issued as of December 31, 2021.

Share Rollforward

The following tables present the changes in the number of shares of common stock issued and repurchased (in thousands):

	Shares of Common Stock		Shares of Treasury Stock
	Common Stock	Class B	Common Stock	Class B
Balance, December 31, 2018	15,281	55,284	(856)	(2,147)
Issuance of shares	4	—	—	—
Conversion of Class B shares to Common Stock	2,815	(2,815)	—	—
Repurchase of shares	—	—	(829)	—
Vesting of restricted share grants	—	522	—	—
Exercise of options	—	946	—	—
Shares withheld related to net settlement of equity awards	—	—	—	(509)
Balance, December 31, 2019	18,100	53,937	(1,685)	(2,656)
Issuance of shares	8	—	—	—
Conversion of Class B shares to Common Stock	1,281	(1,281)	—	—
Repurchase of shares	—	—	(1,498)	—
Vesting of restricted share grants	—	1,105	—	—
Exercise of options	—	1,006	—	—
Shares withheld related to net settlement of equity awards	—	—	—	(775)
Balance, December 31, 2020	19,389	54,767	(3,183)	(3,431)
Issuance of shares	7	—	—	—
Conversion of Class B shares to Common Stock	6,632	(6,632)	—	—
Repurchase of shares	—	—	(886)	—
Vesting of restricted share grants	4	1,604	—	—
Exercise of options	91	1,380	—	—
Shares withheld related to net settlement of equity awards	—	—	(49)	(1,031)
Elimination of Class B share class	51,119	(51,119)	(4,462)	4,462
Balance, December 31, 2021	77,242	—	(8,580)	—

Share Repurchase Program

The share repurchase programs authorized in 2018, 2019, May 2020 and November 2020, each for $15.0 million of the Company’s Common Stock, were completed in September 2019, June 2020, October 2020 and May 2021, respectively. A fifth share repurchase program for $15.0 million of the Company’s Common Stock was authorized in May 2021 and was completed in January 2022.

In December 2021, the Company’s Board of Directors authorized a sixth share repurchase program whereby the Company may repurchase up to an additional $15.0 million of the Company’s Common Stock in the open market or in privately negotiated transactions. The amount and timing of purchases under the share repurchase program authorized in December 2021 will depend on a number of factors including the price and availability of our shares, trading volume, capital availability, our performance and general economic and market conditions. The program can be suspended or discontinued at any time. The December 2021 share repurchase program took effect in January 2022, upon the completion of the May 2021 share repurchase program, and expires on December 31, 2023.

In 2021, shares of Common Stock repurchased under programs authorized by the Company’s Board of Directors totaled 885,505 at a total cost of $26.2 million for an average price of $29.53 per share. In 2020, the Company repurchased 1,497,827 shares of Common Stock at a total cost of $26.3 million for an average price of $17.57 per share, while in 2019, the Company’s share repurchases totaled 828,880 shares of Common Stock at a total cost of $13.5 million and an average price of $16.26 per share.

As of December 31, 2021, a cumulative total of 4,068,487 shares of Common Stock had been repurchased under programs authorized by the Company’s Board of Directors at a total cost of $74.0 million for an average price of $18.19 per share. As of December 31, 2021, $16.0 million was available for future repurchases under authorized share repurchase programs, $1.0 million under the May 2021 program and $15.0 million under the December 2021 program.

NOTE 15. Share‑Based Compensation

Equity Incentive Plans

Prior to the Company’s IPO in 2018, equity-based awards were issued to executives, directors and key employees of the Company under the Victory Capital Holdings, Inc. Equity Incentive Plan (the “2013 Plan”) and the Outside Director Equity Incentive Plan (the “Director Plan”).

In connection with the IPO, the Company’s board of directors adopted, and the Company’s stockholders approved, the Victory Capital Holdings, Inc. 2018 Stock Incentive Plan (the “2018 Plan”), and the Victory Capital Holdings, Inc. 2018 Employee Stock Purchase Plan (the “ESPP Plan”), each of which became effective upon the completion of the IPO. No further grants will be made under the 2013 Plan.

The 2018 Plan authorizes the grant of non-qualified stock options, incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance awards and other awards that may be settled in or based upon shares of the Company’s Common Stock.

A total of 3,372,484 shares of Common Stock is available for issuance under the 2018 Plan, as determined by the Compensation Committee of the Company’s board of directors. Shares underlying awards that are settled in cash, expire or are canceled, forfeited or otherwise terminated without delivery to a participant will again be available for issuance under the 2018 Plan. In addition, shares withheld or surrendered in connection with the payment of an exercise price of an award or to satisfy tax withholding will again be available for issuance under the 2018 Plan. As of December 31, 2021, 1,483,673 shares of Common Stock remained available for issuance under the 2018 Plan.

The Compensation Committee of the Company’s board of directors approves the terms and conditions for offerings under the ESPP Plan. A total of 350,388 shares of Common Stock was available to issue under the ESPP Plan. As of December 31, 2021, 327,886 shares of Common Stock remained available for issuance under the ESPP Plan.

The first ESPP Plan offering ran for eighteen months, from July 1, 2018 to December 31, 2019, and included three, six month offering periods. The second offering ran for twenty-four months from January 1, 2020 to December 31, 2021 and included four, six month offering periods. The third ESPP Plan offering will run from January 1, 2022 to December 31, 2022 and will include two six month offering periods.

For all ESPP Plan offerings, shares of Common Stock are available for purchase at three month calendar intervals at a 5 percent discount from the market price on the purchase date, which is the last day of each calendar quarter during the offering. Amounts purchased by an individual cannot exceed $25,000 worth of stock in any given calendar year. The ESPP Plan is a non-compensatory plan and includes no option features other than employees may change their contributions or withdraw from the plan once during each six month offering period during a specified time approved by the Company. All U.S.-based employees are eligible to participate in the ESPP.

All of the Company’s stock option awards are considered non‑qualified. Shares of common stock subject to stock option awards granted in 2019 vest based on service. Shares of common stock subject to stock option awards granted in years prior to 2019 vest based on a combination of service and satisfaction of various performance conditions.

Grant Activity

In 2021, the Company issued grants for 270,824 restricted shares of Common Stock under the 2018 Plan. The 2021 grants included grants for 34,770 restricted shares that were fully vested on the grant date, grants for 227,019 restricted shares that vest over three years and 9,035 restricted shares that vest over two years. No stock option awards were issued in 2021.

In 2020, the Company issued grants for 795,487 restricted shares of Common Stock under the 2018 Plan, which included 42,848 restricted shares that were fully vested on the grant date, grants for 338,202 restricted shares that vest over three years and 414,437 restricted shares that vest over thirty months. No stock option awards were issued in 2020.

In 2019, the Company issued grants for 1,196,820 restricted shares of Common Stock and stock option awards for 31,178 shares of Common Stock under the 2018 Plan. The 2019 grants included grants for 18,943 restricted shares that were fully vested on the grant date, grants for 1,144,589 restricted shares that vest over three years and 33,288 restricted shares that vest over five years. Stock option awards granted in 2019 vest based on service over a three year period.

The following tables presents activity during the years ended December 31, 2021, 2020 and 2019 related to stock option awards and restricted stock awards.

	Shares Subject to Stock Option Awards
	Year to Date Ended December 31,
	2021			2020			2019
	Avg wtd	Avg wtd		Avg wtd	Avg wtd		Avg wtd	Avg wtd
	grant-date	exercise		grant-date	exercise		grant-date	exercise
	fair value	price	Units	fair value	price	Units	fair value	price	Units
Outstanding at beginning of period	$3.91	$6.50	6,865,101	$3.83	$6.27	7,880,167	$3.79	$6.12	9,070,052
Granted	—	—	—	—	—	—	7.25	17.64	31,178
Forfeited	5.29	10.73	(79,271)	5.87	12.42	(8,949)	5.01	9.68	(274,774)
Exercised	3.72	5.52	(1,470,620)	3.27	4.60	(1,006,117)	3.19	4.24	(946,289)
Outstanding at end of the period	$3.94	$6.71	5,315,210	$3.91	$6.50	6,865,101	$3.83	$6.27	7,880,167
Vested	$3.88	$6.53	5,072,585	$3.78	$6.10	6,259,420	$3.61	$5.59	6,724,030
Unvested	5.28	10.60	242,625	5.31	10.69	605,681	5.10	10.25	1,156,137

Total intrinsic value of stock options exercised in 2021, 2020, and 2019 was $39.5 million, $16.3 million and $12.8 million, respectively.

	Restricted Stock Awards
	For Year Ended December 31,
	2021		2020		2019
	Avg wtd		Avg wtd		Avg wtd
	fair value	Units	fair value	Units	fair value	Units
Unvested at beginning of period	$14.99	2,827,008	$14.29	3,215,619	$13.17	2,997,856
Granted	27.29	270,824	16.70	795,487	16.27	1,196,820
Vested	14.62	(1,607,973)	14.39	(1,104,710)	12.83	(521,701)
Forfeited	16.51	(137,020)	15.89	(79,388)	13.42	(457,356)
Unvested at end of period	$17.75	1,352,839	$14.99	2,827,008	$14.29	3,215,619

Share‑based compensation expense for equity awards is measured at the grant date, based on the estimated fair value of the award, and recognized over the requisite employee service period. Stock option awards have a ten year contractual life.

The Company uses the Common Stock closing price on the grant date as the grant date fair value for restricted stock awards. For stock option awards, the grant date fair value is computed using Black-Scholes option pricing framework.

The fair value of stock option awards granted in 2019 was determined using a $17.64 grant date stock price and exercise price, expected volatility of 40%, a risk free rate of 1.85% and a six year expected term. Expected volatility was based on a consideration of the average volatility of companies in the same or similar lines of business adjusted for differing levels of leverage and the Company’s volatility for the post-IPO period. The expected term was determined using the simplified method detailed in SEC Staff Accounting Bulletin No. 10.

Dividend Payments

In February 2017 and December 2017, the Company declared and paid dividends of $2.19 and $0.23 per share, respectively. Holders of restricted shares that were unvested at the time the February 2017 dividend were declared are paid this dividend when the restricted shares vest, and the strike price per share for all stock option awards granted prior to February 2017 was reduced by $2.19 under the anti-dilution provisions of the stock option grant agreements. Holders of restricted shares that were unvested at the time the December 2017 dividend was declared are paid the $0.23 per share dividend when the restricted stock vests. Holders of stock options that were unvested at the time the December 2017 dividend was declared receive a cash bonus equivalent of $0.23 per share when the stock options vest.

In August 2019, the Company announced the initiation of quarterly cash dividends to be paid beginning in September 2019. Holders of restricted stock awards that are unvested at the time the quarterly dividends are declared are entitled to be paid these dividends as and when the restricted stock vests.

As of December 31, 2021, 2020 and 2019, the amount of cash bonuses and distributions related to dividends previously declared on restricted shares and options expected to vest in the future totaled $1.0 million, $1.2 million and $1.3 million, respectively, which is not recorded as a liability as of the balance sheet date. A liability will be recorded for these cash bonuses and dividends when the restricted shares and options vest.

Share-based Compensation Expense

The Company recorded $17.6 million, $18.1 million and $16.3 million of share-based compensation expense related to the 2018 Plan and 2013 Plan in 2021, 2020 and 2019, respectively. Share-based compensation expense is recorded in personnel compensation and benefits in the Consolidated Statements of Operations. The related tax benefits were $4.3 million, $4.5 million, and $4.0 million for the fiscal years 2021, 2020, and 2019, respectively.

As of December 31, 2021, the Company expects to recognize total share-based compensation expense of $14.1 million over a weighted average period of 1.0 years. The total fair value of restricted share awards vested during the years ended December 31, 2021, 2020, and 2019 was $45.2 million, $20.8 million, and $9.7 million respectively. The aggregate intrinsic value of stock options currently exercisable at December 31, 2021, 2020 and 2019 was $152.0 million, $117.1 million, and $103.4 million, respectively.

NOTE 16. Commitments

The Company leases office space and equipment under operating leases expiring at various dates. We have the right to renew or extend the leases under the agreements for certain non‑headquarter office spaces. Future calendar year minimum lease payments under the leases are as follows (in thousands):

	Gross Operating		Net Operating
	Lease Commitments	Sub-Leases	Lease Commitments
2022	$5,304	$432	$4,872
2023	4,311	437	3,874
2024	3,295	454	2,841
2025	3,148	466	2,682
2026	3,185	477	2,708
Thereafter	2,776	20	2,756
Total	$22,019	$2,286	$19,733

Rent expense for the years ended December 31, 2021, 2020 and 2019 was $6.5 million, $7.5 million, and $4.9 million, respectively, and is included in general and administrative expense in the Consolidated Statements of Operations.

NOTE 17. Employee Benefit Plans

The Company maintains a defined contribution 401(k) Plan (the “401(k) Plan”), covering substantially all employees who have met the eligibility requirements. The 401(k) Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 and the Economic Growth and Tax Relief Reconciliation Act of 2001. In 2021, 2020 and 2019 the Company recognized expense of $4.0 million, $4.7 million and $3.3 million in employer matched contributions, respectively.

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

The following table presents the components of deferred compensation plan-related expense related to the Employee DC Plan.

(in thousands)	2021	2020	2019
Employee contributions	$2,231	$1,293	$2,202
Employer contributions	975	819	1,017
Change in value of deferred compensation plan liability	5,527	2,155	2,603
Total	$8,733	$4,267	$5,822

Expenses related to the Director DC plan totaled $0.1 million and $0.2 million for the years ended December 31, 2021 and 2020, respectively.

NOTE 18. Earnings Per Share

The following table sets forth the computation of basic earnings per share and diluted earnings per share for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
(in thousands, except per share amounts)	2021	2020	2019
Net income	$278,389	$212,522	$92,491
Shares:
Basic weighted average common shares outstanding	67,976	67,710	67,616
Assumed conversion of dilutive instruments	6,175	6,009	5,850
Diluted weighted average common shares outstanding	74,151	73,719	73,466
Earnings per share
Basic:	$4.10	$3.14	$1.37
Diluted:	$3.75	$2.88	$1.26

For the years ended December 31, 2021, 2020 and 2019, there were 4,558, 31,178 and 821,544 outstanding instruments, respectively, excluded from the above computations of weighted average shares for diluted earnings per share because the effects would be anti‑dilutive. Holders of non‑vested share‑based compensation awards do not have rights to receive nonforfeitable dividends on the shares covered by the awards.

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

At December 31, 2021 and 2020, VCS had net capital under the Rule 15c3‑1 of $2.2 million which was $2.0 million in excess of its minimum required net capital of $0.2 million.   The Company's ratio of aggregate indebtedness to net capital at December 31, 2021 and 2020 was 1.27 to 1 and 1.10 to 1, respectively.

Capital requirements may limit the amount of cash available for dividend from VCS to the parent company. VCS's cash and cash equivalents are generally not available for corporate purposes.

NOTE 20. Accumulated Other Comprehensive INCOME (Loss)

The following table presents changes in accumulated other comprehensive income (loss) by component for the years ending December 31, 2021, 2020, and 2019.

	Investments in		Cumulative
	Proprietary	Cash Flow	Translation
(in thousands)	Funds (a)	Hedges (b)	Adjustment	Total
Balance, December 31, 2018	$(59)	$—	$(27)	$(86)
Other comprehensive income before reclassification and tax	—	—	32	32
Tax impact	—	—	(8)	(8)
Reclassification adjustments, before tax	—	—	—	—
Tax impact	—	—	—	—
Net current period other comprehensive income	—	—	24	24
Cumulative effect of adoption of ASU 2016-01 and 2018-02	59		3	62
Balance, December 31, 2019	$—	$—	$—	$—
Other comprehensive income/(loss) before reclassification and tax	—	(11,047)	151	(10,896)
Tax impact	—	2,685	(38)	2,647
Reclassification adjustments, before tax	—	1,042	—	1,042
Tax impact	—	(253)	—	(253)
Net current period other comprehensive income/(loss)	—	(7,573)	113	(7,460)
Balance, December 31, 2020	$—	$(7,573)	$113	$(7,460)
Other comprehensive income/(loss) before reclassification and tax	—	14,177	(49)	14,128
Tax impact	—	(3,438)	13	(3,425)
Reclassification adjustments, before tax	—	3,602	—	3,602
Tax impact	—	(873)	—	(873)
Net current period other comprehensive income/(loss)	—	13,468	(36)	13,432
Balance, December 31, 2021	$—	$5,895	$77	$5,972

(a) Reclassifications out of AOCL related to investments in proprietary funds are recorded in interest income and other income (expense)
(b) Reclassifications out of AOCL related to cash flow hedges are recorded in interest expense and other financing costs

NOTE 21. Subsequent Events

On January 31, 2022, the Company signed the Alderwood Amendment and made an additional $1.5 million capital contribution to Alderwood. The Alderwood Amendment reduced the Company’s commitment to contribute additional capital to Alderwood from $4.5 million to $3.0 million. Refer to Note 13, Equity Method Investment, for further details.

Subsequent to December 31, 2021, the Company reduced outstanding debt on the 2021 Incremental Term Loans by $65.0 million.

On February 10, 2022, our Board of Directors declared a quarterly cash dividend of $0.25 per share on Victory common stock. The dividend is payable on March 25, 2022, to stockholders of record on March 10, 2022.

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

Based on the evaluation of the effectiveness of the disclosure controls and procedures by our management as of December 31, 2021, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 using the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting is effective as of December 31, 2021 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

The information required by this Item is set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2022 annual meeting of shareholders.

Item 11.	Executive Compensation.

The information required by this Item is set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2022 annual meeting of shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this Item is set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2022 annual meeting of shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2022 annual meeting of shareholders.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item is set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2022 annual meeting of shareholders.

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

3.3

Second Amended and Restated Certificate of Incorporation of the Registrant (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, File No. 001-38388, dated November 23, 2021, and incorporated herein by reference).

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

10.35	Underwriting Agreement dated as of November 17, 2021 (Filed as Exhibit 1.1 to the Company’s Report on Form 8-K, File No. 001-38388, dated November 22, 2021, and incorporated herein by reference).

10.36

Unit Purchase Agreement, dated as of November 4, 2021, by and among the company, WestEnd Advisors, LLC, and the other parties listed thereto (filed as Exhibit 2.1 on Form 10-Q, File No. 001-38388, on November 8, 2021, and incorporated herein by reference).

10.37

Third Amendment to the 2019 Credit Agreement dated as of December 31, 2021 (filed as Exhibit 10.1 to the Company’s Report on Form 8-K, File No. 001-38388, on January 5, 2022, and incorporated herein by reference).

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

101*

The following information formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Audited Consolidated Balance Sheets as of December 31, 2021 and 2020, (ii) Audited Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019, (iii) Audited Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019, (iv) Audited Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019, (v) Audited Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2021, 2020 and 2019 and (vi) Notes to the Audited Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith
+	This exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of March, 2022.

VICTORY CAPITAL HOLDINGS, INC.

By:	/s/ DAVID C. BROWN
Name:	David C. Brown
Title:	Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID C. BROWN David C. Brown	Chief Executive Officer and Chairman (Principal Executive Officer)	March 14, 2022

/s/ MICHAEL D. POLICARPO Michael D. Policarpo	President, Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer and Principal Accounting Officer)	March 14, 2022

/s/ MILTON R. BERLINSKI Milton R. Berlinski	Director	March 14, 2022

/s/ ALEX BINDEROW Alex Binderow	Director	March 14, 2022

/s/ LAWRENCE DAVANZO Lawrence Davanzo	Director	March 14, 2022

/s/ RICHARD M. DEMARTINI Richard M. DeMartini	Director	March 14, 2022

/s/ JAMES B. HAWKES James B. Hawkes	Director	March 14, 2022

/s/ ROBERT J. HURST Robert J. Hurst	Director	March 14, 2022

/s/ KARIN HIRTLER‑GARVEY Karin Hirtler‑Garvey	Director	March 14, 2022

/s/ ALAN H. RAPPAPORT Alan H. Rappaport	Director	March 14, 2022