Form 10-Q
period 2022-03-31
Victory Capital Holdings, Inc.
filed 2022-05-09
CIK 1570827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

The number of outstanding shares of the registrant’s Common Stock, par value $0.01 per share as of April 30, 2022 was 68,594,219.

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

Forward‑looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Although we believe the expectations reflected in the forward‑looking statements are reasonable, we can give no assurance that these expectations will prove to have been correct. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. Actual events, results and outcomes may differ materially from our expectations due to a variety of known and unknown risks, uncertainties and other factors. Although it is not possible to identify all of these risks and factors, they include, among others, the following; reductions in assets under management (“AUM”) based on investment performance, client withdrawals, difficult market conditions and other factors such as a pandemic; the nature of our contracts and investment advisory agreements; our ability to maintain historical returns and sustain our historical growth; our dependence on third parties to market our strategies and provide products or services for the operation of our business; our ability to retain key investment professionals or members of our senior management team; our reliance on the technology systems supporting our operations; our ability to successfully acquire and integrate new companies; the concentration of our investments in long only small‑ and mid‑cap equity and U.S. clients; risks and uncertainties associated with non‑U.S. investments; our efforts to establish and develop new teams and strategies; the ability of our investment teams to identify appropriate investment opportunities; our ability to limit employee misconduct; our ability to meet the guidelines set by our clients; our exposure to potential litigation (including administrative or tax proceedings) or regulatory actions; our ability to implement effective information and cyber security policies, procedures and capabilities; our substantial indebtedness; the potential impairment of our goodwill and intangible assets; disruption to the operations of third parties whose functions are integral to our exchange traded fund (“ETF”) platform; our determination that we are not required to register as an “investment company” under the 1940 Act; the fluctuation of our expenses; our ability to respond to recent trends in the investment management industry; the level of regulation on investment management firms and our ability to respond to regulatory developments; the competitiveness of the investment management industry; the level of control over us retained by Crestview Partners II GP, L.P. (“Crestview GP”); our status as an emerging growth company; and other risks and factors included, but not limited to, those listed under the caption “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2022, which is accessible on the SEC’s website at www.sec.gov.

In light of these risks, uncertainties and other factors, the forward‑looking statements contained in this report might not prove to be accurate. All forward‑looking statements speak only as of the date made and we undertake no obligation to update or revise publicly any forward‑looking statements, whether as a result of new information, future events or otherwise.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except shares data)

	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$38,550	$69,533
Receivables	93,713	104,305
Prepaid expenses	7,914	6,654
Investments, at fair value	32,388	31,724
Property and equipment, net	24,760	25,295
Goodwill	981,805	981,805
Other intangible assets, net	1,341,140	1,349,797
Other assets	52,322	10,633
Total assets	$2,572,592	$2,579,746

Liabilities and stockholders' equity
Accounts payable and accrued expenses	$47,587	$62,102
Accrued compensation and benefits	43,388	53,905
Consideration payable for acquisition of business	305,553	309,380
Deferred tax liability, net	76,176	63,120
Other liabilities	53,085	33,388
Long-term debt, net	1,060,529	1,127,924
Total liabilities	1,586,318	1,649,819

Stockholders' equity
Common stock, $0.01 par value per share: 2022 - 600,000,000 shares authorized, 77,947,578 shares issued and 68,789,615 shares outstanding; 2021 - 600,000,000 shares authorized, 77,242,372 shares issued and 68,662,779 shares outstanding	779	772
Additional paid-in capital	678,812	673,572
Treasury stock, at cost: 2022 - 9,157,963 shares; 2021 - 8,579,593 shares	(171,954)	(153,200)
Accumulated other comprehensive income	22,171	5,972
Retained earnings	456,466	402,811
Total stockholders' equity	986,274	929,927
Total liabilities and stockholders' equity	$2,572,592	$2,579,746

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Revenue
Investment management fees	$179,465	$160,284
Fund administration and distribution fees	50,554	52,665
Total revenue	230,019	212,949

Expenses
Personnel compensation and benefits	64,901	59,006
Distribution and other asset-based expenses	43,584	42,103
General and administrative	12,762	13,310
Depreciation and amortization	10,607	4,385
Change in value of consideration payable for acquisition of business	(3,500)	2,500
Acquisition-related costs	117	(164)
Restructuring and integration costs	9	2,053
Total operating expenses	128,480	123,193

Income from operations	101,539	89,756

Other income (expense)
Interest income and other income (expense)	(207)	2,734
Interest expense and other financing costs	(9,233)	(6,845)
Loss on debt extinguishment	(1,555)	(2,781)
Total other income (expense), net	(10,995)	(6,892)

Income before income taxes	90,544	82,864

Income tax expense	(19,271)	(17,662)

Net income	$71,273	$65,202

Earnings per share of common stock
Basic	$1.04	$0.96
Diluted	$0.97	$0.88

Weighted average number of shares outstanding
Basic	68,747	67,761
Diluted	73,652	74,108

Dividends declared per share of common stock	$0.25	$0.09

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2022	2021
Net income	$71,273	$65,202

Other comprehensive income (loss), net of tax
Net unrealized income on cash flow hedges	16,276	10,773
Net unrealized loss on foreign currency translation	(77)	(2)
Total other comprehensive income (loss), net of tax	16,199	10,771

Comprehensive income	$87,472	$75,973

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In thousands)

				Accumulated
			Additional	Other
	Common	Treasury	Paid-In	Comprehensive	Retained
	Stock	Stock	Capital	Income	Earnings	Total
Balance, December 31, 2021	$772	$(153,200)	$673,572	$5,972	$402,811	$929,927
Issuance of common stock	—	—	69	—	—	69
Repurchase of shares	—	(9,437)	—	—	—	(9,437)
Shares withheld related to net settlement of equity awards	—	(9,317)	—	—	—	(9,317)
Vesting of restricted share grants	5	—	(5)	—	—	—
Exercise of options	2	—	1,231	—	—	1,233
Other comprehensive income	—	—	—	16,199	—	16,199
Share-based compensation	—	—	3,945	—	—	3,945
Dividends paid	—	—	—	—	(17,618)	(17,618)
Net income	—	—	—	—	71,273	71,273
Balance, March 31, 2022	$779	$(171,954)	$678,812	$22,171	$456,466	$986,274

						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-In	Comprehensive	Retained
	Common Stock	Class B	Common Stock	Class B	Capital	(Loss) Income	Earnings	Total
Balance, December 31, 2020	$194	$548	$(47,844)	$(47,080)	$647,602	$(7,460)	$161,581	$707,541
Issuance of common stock	—	—	—	—	44	—	—	44
Share conversion - Class B to A	2	(2)	—	—	—	—	—	—
Repurchase of shares	—	—	(7,122)	—	—	—	—	(7,122)
Shares withheld related to net settlement of equity awards	—	—	—	(10,916)	—	—	—	(10,916)
Vesting of restricted share grants	—	9	—	—	(9)			—
Exercise of options	—	1	—	—	789	—	—	790
Other comprehensive income	—	—	—	—	—	10,771	—	10,771
Share-based compensation	—	—	—	—	5,547	—	—	5,547
Dividends paid	—	—	—	—	—	—	(6,481)	(6,481)
Net income	—	—	—	—	—	—	65,202	65,202
Balance, March 31, 2021	$196	$556	$(54,966)	$(57,996)	$653,973	$3,311	$220,302	$765,376

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income	$71,273	$65,202
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	7,894	6,269
Depreciation and amortization	10,607	4,385
Deferred financing costs and derivative and accretion expense	1,171	983
Stock-based and deferred compensation	4,792	9,471
Change in fair value of contingent consideration obligations	(3,500)	2,500
Unrealized depreciation (appreciation) on investments	452	(2,720)
Noncash lease expense	94	—
Loss on equity method investment	57	92
Loss on debt extinguishment	1,555	2,781
Changes in operating assets and liabilities:
Receivables	4,210	(6,730)
Prepaid expenses	(1,260)	(695)
Other assets	(80)	—
Accounts payable and accrued expenses	(8,819)	13,573
Accrued compensation and benefits	(13,487)	(14,987)
Other liabilities	(146)	(490)
Net cash provided by operating activities	74,813	79,634

Cash flows from investing activities
Purchases of property and equipment	(1,176)	(393)
Purchases of investments	(2,365)	(2,626)
Sales of investments	1,249	1,909
Purchase of equity method investment	(1,500)	—
Acquisition of business and assets, net of cash acquired	(327)	(30)
Net cash used in investing activities	(4,119)	(1,140)

Cash flows from financing activities
Issuance of common stock	1,302	834
Repurchase of common stock	(10,193)	(7,661)
Payments of taxes related to net share settlement of equity awards	(5,373)	(7,614)
Repayment of long-term senior debt	(70,000)	(50,000)
Payment of dividends	(17,381)	(6,393)
Net cash used in financing activities	(101,645)	(70,834)

Effect of changes of foreign exchange rate on cash and cash equivalents	(32)	(18)

Net increase in cash and cash equivalents	(30,983)	7,642
Cash and cash equivalents, beginning of period	69,533	22,744
Cash and cash equivalents, end of period	$38,550	$30,386

Supplemental cash flow information
Cash paid for interest	$7,074	$8,096
Cash paid for income taxes	1,012	831
Noncash items
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$2,991	$—

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

VCM is a registered investment adviser managing assets through mutual funds, institutional separate accounts, separately managed account products, unified managed account products, third-party ETF model strategies, collective trust funds, private funds, undertakings for the collective investment in transferrable securities, other pooled vehicles and ETFs. VCM also provides mutual fund administrative services for the Victory Portfolios, Victory Variable Insurance Funds and the mutual fund series of the Victory Portfolios II (collectively, the “Victory Funds”), a family of open-end mutual funds, the VictoryShares (the Company’s ETF brand), as well as the USAA Mutual Fund Business, which includes the USAA Mutual Fund Trust, a family of open-end mutual funds (the “USAA Funds”). Additionally, VCM employs all of the Company’s United States investment professionals across its Franchises and Solutions, which are not separate legal entities. VCM’s wholly-owned subsidiaries include RS Investment Management (Singapore) Pte. Ltd., RS Investments (Hong Kong) Limited, RS Investments (UK) Limited, Victory Capital Digital Assets, LLC and NEC Pipeline LLC. VCS is registered with the SEC as an introducing broker-dealer and serves as distributor and underwriter for the Victory Funds, the USAA Funds and the USAA 529 Education Savings Plan as well as placement agent for certain private funds managed by VCM. VCTA is registered with the SEC as a transfer agent for the USAA Funds.

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

NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

On November 19, 2021, the Company’s stockholders voted on and approved the Amendment eliminating the Company’s dual-class stock structure. Upon the filing of the Amendment on November 23, 2021, all shares of Class B common stock were converted into an equal number of shares of Class A common stock and the Company’s Class A common stock was renamed as “Common Stock.” All references within this document to Class A common stock for periods prior to November 23, 2021 have been updated for the renaming.

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by GAAP for complete annual financial statements. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the financial condition, results of operations, and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the operations of the Company and its wholly-owned subsidiaries, after elimination of all intercompany balances and transactions.

The Company owns a 15% equity interest in Alderwood Partners LLP (“Alderwood”). Alderwood’s operating entity, Alderwood Capital, is a London-based investment advisory firm focused on taking minority stakes in specialist boutique asset management businesses. The Company analyzed its investment in Alderwood under the voting interest model and determined that it did not have a controlling financial interest. The Company accounts for this investment using the equity method of accounting.

The Company’s involvement with non-consolidated variable interest entities (“VIEs”) includes sponsored investment funds. For further discussion regarding VIEs, refer to Note 2, Significant Accounting Policies, in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Lease Accounting Policy

The Company’s leases consist primarily of real estate leases for office space. The Company determines if an arrangement is a lease at contract inception. A lease liability and a corresponding right of use ("ROU") asset are recognized on the commencement date for leases with terms longer than one year. Lease liabilities represent an obligation to make lease payments arising from a lease while ROU assets represent a right to use an underlying asset during the lease term. The lease liability is measured at the present value of the future lease payments over the lease term generally using the Company's incremental borrowing rate, which is determined through market sources. Lease components and non-lease components such as fixed maintenance and other costs are combined into one lease component and capitalized in lease liabilities. Variable lease payments, such as utilities and common area maintenance charges, are excluded from lease liabilities and expensed as incurred. The variable lease payments are determined based on terms in the lease contracts and primarily relate to usage of the ROU asset and services received from the lessor. A ROU asset is measured initially as the value of the lease liability plus initial direct costs and prepaid lease payments and less lease incentives received. The lease term includes periods covered by options to extend the lease when it is reasonably certain that we will exercise that option. Lease expense is recognized on a straight-line basis over the lease term and is recorded in general and administrative expenses on the unaudited Condensed Consolidated Statements of Operations.

New Accounting Pronouncements

Accounting Standards Adopted in 2022

•

Leases: Effective January 1, 2022, the Company adopted ASU 2016‑02, “Leases (Topic 842)” (the “New Lease Standard”) which supersedes previous lease guidance, Accounting Standards Codification (“ASC”) Topic 840 (“ASC Topic 840”). The New Lease Standard required lessees to recognize a right-of-use (“ROU”) asset and a lease liability for all leases (with the exception of short-term leases) on their balance sheet at the commencement date and recognize expenses on their income statement similar to ASC Topic 840 guidance. In addition, the FASB issued ASU 2018-11, “Leases Targeted Improvements,” which provided a package of practical expedients for entities to apply upon adoption.

The Company adopted the New Lease Standard using the modified retrospective method of applying the new standard at the adoption date. We elected the package of practical expedients permitted under the transition guidance which allowed us to carry forward historical lease classifications for existing and expired leases and not reassess existing lease initial direct costs. In addition, we elected for all classes of underlying assets not to separate lease and non-lease components of a contract. We also elected the practical expedients to determine the likelihood of an extension or reduction in lease terms at commencement through adoption of the New Lease Standard and to not apply the New Lease Standard to leases with terms of one year or less.

The adoption of the New Lease Standard resulted in the recognition of $18.7 million of operating lease ROU assets and the corresponding operating lease liabilities on the unaudited Condensed Consolidated Balance Sheet and the reclassification of $1.7 million of deferred rent liabilities relating to these leases, reducing operating lease ROU assets. The consolidated balance sheet prior to January 1, 2022 was not restated and continues to be reported under the Legacy ASC Topic 840, which did not require the recognition of operating lease ROU assets and liabilities. The expense recognition for operating leases and finance leases under the New Lease Standard is consistent with the Legacy ASC Topic 840. As a result, there is no significant impact to our results of operations, liquidity or debt covenant compliance under our current credit agreements.

The following table presents the impact of adopting the New Lease Standard on our consolidated balance sheet (in thousands).

	Balance at December 31, 2021	New Lease Standard	Balance at January 1, 2022
Total assets	2,579,746	17,031	2,596,777
Total liabilities	1,649,819	17,031	1,666,850
Total liabilities and stockholders' equity	2,579,746	17,031	2,596,777

The lease liability recorded for our operating leases on January 1, 2022 was based on the present value of the remaining minimum lease payments discounted using our secured incremental borrowing rate on that date for the average remaining term for our lease portfolio.

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

Currently, the Company elects to use the three-month LIBOR rate plus the margin on LIBOR required by the 2019 Credit Agreement to pay interest on its debt.  The 2019 Credit Agreement provides for a mechanism for determining an alternative interest rate following the phase-out of LIBOR, which for the three-month rate is expected to occur following the publication of LIBOR rates on June 30, 2023.

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

NOTE 3. REVENUE RECOGNITION

In accordance with the revenue recognition standard requirements, the following table disaggregates our revenue by type and product:

	Three Months Ended March 31,
(in thousands)	2022	2021
Investment management fees
Mutual funds (Victory/USAA Funds)	$127,473	$127,746
ETFs (VictoryShares)	4,934	3,454
Separate accounts and other vehicles	48,298	29,541
Performance-based fees
Mutual funds (USAA Funds)	(903)	(1,439)
Separate accounts and other vehicles	(337)	982
Total investment management fees	$179,465	$160,284

Fund administration and distribution fees
Administration fees
Mutual funds (Victory/USAA Funds)	$28,384	$29,004
ETFs (VictoryShares)	521	441
Distribution fees
Mutual funds (Victory/USAA Funds)	6,794	6,938
Transfer agent fees
Mutual funds (USAA Funds)	14,855	16,282
Total fund administration and distribution fees	$50,554	$52,665

Total revenue	$230,019	$212,949

The following table presents balances of receivables:

(in thousands)	March 31, 2022	December 31, 2021
Customer receivables
Mutual funds (Victory/USAA Funds)	$61,759	$65,304
ETFs (VictoryShares)	2,036	1,934
Separate accounts and other vehicles	29,717	30,519
Receivables from contracts with customers	93,512	97,757
Non-customer receivables	201	6,548
Total receivables	$93,713	$104,305

Revenue

The Company’s revenue includes fees earned from providing;

•	investment management services,
•	fund administration services,
•	fund transfer agent services, and
•	fund distribution services.

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

Investment Management Fees

Investment management fees are received in exchange for investment management services that represent a series of distinct incremental days of investment management service. Control of investment management services is transferred to the customers over time as these customers receive and consume the benefits provided by these services. Investment management fees are calculated as a contractual percentage of AUM and are primarily paid in arrears on a monthly or quarterly basis.

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

Performance‑based investment management fees, which include fees under performance fee and fulcrum fee arrangements, are included in the transaction price for providing investment management services. Performance-based investment management fees are calculated as a percentage of investment performance on a client’s account versus a specified benchmark or hurdle based on the terms of the contract with the customer. Performance-based investment management fees are variable consideration and are recognized as revenue when and to the extent that it is probable that a significant reversal of the cumulative revenue for the contractual performance period will not occur. Performance-based investment management fees recognized as revenue in the current period may pertain to performance obligations satisfied in prior periods. Fulcrum fee arrangements include a performance fee adjustment that increases or decreases the total investment management fee depending on whether the assets being managed experienced better or worse investment performance than the index specified in the customer’s contract. The performance fee adjustment arrangement with certain equity and fixed income USAA Funds is calculated monthly based on the investment performance of those funds relative to their specified benchmark indexes over the discrete performance period ending with that month.

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

The Company has contractual arrangements with third parties to provide certain distribution services. The Company is the primary obligor under the contracts with the Victory Funds and USAA Funds and has the ability to select the service provider and establish pricing. Substantially all of the Company’s fund distribution fees are recorded gross of payments made to third parties.

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

For the periods presented, less than one percent of the Company’s total AUM were Level III assets priced without a quoted market price, broker price quote or pricing service quotation.

NOTE 4. ACQUISITIONS

USAA AMCO Acquisition

Under the terms of the USAA AMCO Acquisition purchase agreement, a maximum of $150.0 million ($37.5 million per year) in contingent payments is payable to sellers based on the annual revenue of USAA Adviser attributable to all “non-managed money”-related AUM in each of the first four years following the closing. To receive any contingent payment in respect of “non-managed money”-related assets for a given year, annual revenue from “non-managed money”-related assets must be at least 80% of the revenue run-rate (as calculated under the Stock Purchase Agreement) of the USAA Adviser’s “non-managed money”-related assets under management as of the closing date, and to achieve the maximum contingent payment for a given year, such annual revenue must total at least 100% of that closing date revenue run-rate. Annual contingent payments in respect of “non-managed money”-related assets are subject to certain “catch-up” provisions set forth in the USAA Stock Purchase Agreement. At March 31, 2022, a maximum of $75.0 million in contingent consideration ($37.5 million per year for the remaining 2 years of the earn out period) was payable to sellers.

The estimated fair value of contingent consideration payable to sellers is determined using the real options method. Revenue related to “non-managed money” assets is simulated in a risk-neutral framework to calculate expected probability-weighted earn out payments, which are then discounted from the expected payment dates at the relevant cost of debt. Significant assumptions and inputs include the “non-managed money” revenue projected annual growth rate, the market price of risk adjustment for revenue, which adjusts the projected revenue growth rate to a risk-neutral expected growth rate, revenue volatility and discount rate. The market price of risk adjustment for revenue and revenue volatility are based on data for comparable companies. As the contingent consideration represents a subordinate, unsecured claim of the Company, the Company assesses a discount rate which incorporates adjustments for credit risk and the subordination of the contingent consideration.

Significant inputs to the valuation of contingent consideration payable to sellers as of March 31, 2022 and December 31, 2021 are as follows and are approximate values:

	March 31, 2022	December 31, 2021
Non-managed money revenue average annual growth rate	1%	5%
Market price of risk	6%	6%
Revenue volatility	16%	17%
Discount rate	5%	3%
Years remaining in earn out period	1.6	1.9
Undiscounted estimated remaining earn out payments in millions	$70- $75	$72 - $75

The estimated fair value of contingent consideration payable to sellers at March 31, 2022 was estimated at $66.0 million and is recorded in consideration payable for acquisition of business in the unaudited Condensed Consolidated Balance Sheets. The decrease in the liability of $2.8 million from $68.8 million at December 31, 2021 was recorded in change in value of consideration payable for acquisition of business in the unaudited Condensed Consolidated Statements of Operations.

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

NEC Acquisition

On November 1, 2021, VCM completed the acquisition of 100% of the equity interests in NEC. Founded in 2004 and based in Hanover, New Hampshire, NEC is an alternative asset management firm focused on debt and equity investments in clean energy infrastructure projects and companies through four active private closed-end funds (the “NEC Funds”).

The estimated purchase price for the NEC Acquisition is $63.1 million, which includes $62.8 million in cash paid at closing, net of cash acquired, and $0.3 million of net working capital adjustments paid in cash to sellers in March 2022.

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

The Company determined that substantially all of the contingent payments payable per the NEC purchase agreement represent compensation for post-closing services. Accordingly, these contingent payments were excluded from the purchase price for the NEC Acquisition and a liability for these contingent payments was not recorded on the acquisition date. The Company records compensation expense over the estimated service period on a straight-line basis in an amount equal to the total contingent payments currently forecasted to be paid. In the first quarter of 2022, the Company recorded $1.8 million in NEC contingent payment compensation expense, which is included in personnel compensation and benefits in the unaudited Condensed Consolidated Statements of Operations. At March 31, 2022, the liability for NEC contingent payments totaled $2.9 million, which is included in accrued compensation and benefits in the unaudited Condensed Consolidated Balance Sheets.

The NEC Acquisition purchase price of $63.1 million was allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date. The Company used an independent valuation specialist to assist with the determination of fair value for certain of the acquired assets and assumed liabilities disclosed below. The carried interests in the existing NEC Funds were not acquired in the transaction.

The excess purchase price over the estimated fair values of assets acquired and liabilities assumed of $41.0 million was recorded to goodwill in the unaudited Condensed Consolidated Balance Sheets, all of which is expected to be deductible for tax purposes. The goodwill arising from the acquisition primarily results from future earnings and cash flows from new funds expected to be launched on the NEC alternative investment platform.

The following table presents the estimated amounts of assets acquired and liabilities assumed as of the acquisition date, net of cash acquired:

(in thousands)
Investment management fees receivable	$118
Other receivables and prepaid expenses	60
Property and equipment	19
Other intangible assets (1)	23,700
Goodwill	41,032
Accounts payable and accrued expenses	(1,780)
Purchase price, net of cash acquired	$63,149
(1)

Includes $14.0 million for definite-lived customer relationships with a 6 year estimated useful life and $9.7 million for definite-lived investment advisory contracts with a 2 year estimated useful life, which are recorded in other intangible assets, net on the unaudited Condensed Consolidated Balance Sheets.

As of March 31, 2022, the purchase price allocation for the NEC Acquisition is preliminary as all of the customary post-closing purchase adjustments have not been finalized. The final purchase price allocation may reflect changes to the provisional valuations for accounts payable and accrued expenses. Adjustments will be made, as necessary, during the measurement period of up to one year after the closing date.

WestEnd Acquisition

On December 31, 2021, the Company completed the acquisition of 100% of the equity interests of WestEnd. Founded in 2004, and headquartered in Charlotte, North Carolina, WestEnd is an ETF strategist advisor that provides financial advisors with a turnkey, core model allocation strategy for either a holistic solution or complementary source of alpha. The firm offers four primary ETF strategies and one large cap core strategy in Separately Managed Account (SMA) structures.

The aggregate purchase price (the “WestEnd Purchase Price”) for the WestEnd Acquisition is estimated at $716.1 million, net of cash acquired, which includes (i) $475.8 million in cash paid at closing (the “WestEnd Closing”) net of cash acquired, plus the acquisition date value of contingent payments due to sellers of $239.7 million plus $0.6 million payable in cash for net working capital adjustments. The contingent earn-out payments are based on net revenue of the WestEnd business during each of the first four years following the WestEnd Closing, subject to certain “catch-up” provisions over a five and one half year period following the WestEnd Closing. A maximum of $320.0 million ($80.0 million per year) in earn-out payments may be paid.

In connection with the closing of the WestEnd Acquisition, the Company entered into the Third Amendment to the 2019 Credit Agreement and obtained incremental term loans in an aggregate principal amount of $505.0 million to fund the acquisition and pay fees and expenses related to the transaction. Please refer to Note 9, Debt, for more information on the 2021 Incremental Term Loans.

A total of $2.9 million of the cash paid at closing was placed in escrow, of which $0.5 million was available for purchase price adjustments and $2.4 million is available to compensate the Company for eligible claims under the purchase agreement’s indemnification provisions.

In April 2022, the Company paid $0.6 million in cash to sellers for net working capital adjustments and the $0.5 million in escrow funds reserved for purchase price adjustments was released to sellers.

The purchase price of $716.1 million was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of the WestEnd Acquisition. The Company used an independent valuation specialist to assist with the determination of fair value for certain of the acquired assets and assumed liabilities disclosed below.

The excess purchase price over the estimated fair values of assets acquired and liabilities assumed of $536.0 million was recorded to goodwill in the unaudited Condensed Consolidated Balance Sheets, all of which is expected to be deductible for tax purposes. The goodwill arising from the acquisition primarily results from revenue synergies expected from combining WestEnd and Victory distribution platforms and sales efforts.

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
(1)

Includes $172.5 million for definite-lived customer relationship assets with a 10 year estimated useful life and $3.0 million for a definite-lived trade name asset with a 7 year estimated useful life, which are recorded in other intangible assets, net on the unaudited Condensed Consolidated Balance Sheets.

As of March 31, 2022, the purchase price allocation for the WestEnd Acquisition is preliminary as all customary post-closing purchase adjustments have not been finalized. The final purchase price allocation may reflect changes to the provisional valuations for accounts payable and accrued expenses. Adjustments will be made, as necessary, during the measurement period of up to one year after the closing date.

The estimated fair value for contingent consideration payable to sellers is estimated using the real options method. WestEnd net revenue growth is simulated in a risk-neutral framework to calculate expected probability-weighted earn out payments, which are then discounted from the expected payment dates at the relevant cost of debt. Significant assumptions and inputs include the WestEnd net revenue projected annual growth rate, the market price of risk adjustment for revenue, which adjusts the projected revenue growth rate to a risk-neutral expected growth rate, revenue volatility and discount rate. The market price of risk adjustment for revenue and revenue volatility are based on data for comparable companies. As the contingent consideration represents a subordinate, unsecured claim of the Company, the Company assesses a discount rate which incorporates adjustments for credit risk and the subordination of the contingent consideration.

A maximum of $320.0 million ($80.0 million per year) is payable to sellers in contingent payments. The fair value of contingent consideration payable to sellers was estimated at $239.0 million at March 31, 2022, a decrease of $0.7 million from December 31, 2021. Significant inputs to the valuation of contingent consideration payable to sellers as of March 31, 2022 and December 31, 2021 are as follows and are approximate values:

		December 31, 2021
	March 31, 2022	Acquisition Date
Net revenue average annual growth rate	34%	37%
Market price of risk adjustment for revenue (continuous)	11%	11%
Revenue volatility	20%	21%
Discount rate	5%	4%
Years remaining in earn out period	5.6	5.8
Undiscounted estimated remaining earn out payments $ millions	$280 - $320	$277 - $320

As the WestEnd Acquisition was effective at market close on December 31, 2021, the Company’s operating results for 2021 do not include WestEnd.

Actual and Pro Forma Results for WestEnd

WestEnd revenue for the three months ended March 31, 2022, was as follows:

Unaudited
Three Months Ended
(in millions)	March 31, 2022
Revenue	$14.6

Net income attributable to WestEnd for the three months ended March 31, 2022 is impractical to determine as the Company does not prepare discrete financial information at that level.

The following Unaudited Pro Forma Condensed Combined Statement of Operations is provided for illustrative purposes only and assumes that the acquisition occurred on January 1, 2020. This unaudited information should not be relied upon as indicative of historical results that would have been obtained if the acquisition had occurred on that date, nor of the results that may be obtained in the future.

The historical unaudited consolidated financial information of the Company and WestEnd have been adjusted to give effect to unaudited pro forma events that are directly attributable to the WestEnd Acquisition. These amounts have been calculated after adjusting the results of WestEnd and the Company to reflect additional interest expense, intangible asset amortization and income taxes that would have been expensed assuming the WestEnd Acquisition was consummated on January 1, 2020.

Unaudited
Three Months Ended
(in thousands, except per share amount)	March 31, 2021
Revenue	$222,013
Net income	63,809

Earnings per share of common stock
Basic	$0.94
Diluted	$0.86

Weighted average number of shares outstanding
Basic	67,761
Diluted	74,108

Acquisition-Related Costs

Costs related to acquisitions are summarized below and include legal and filing fees, advisory services, mutual fund proxy voting costs and other one-time expenses related to the transactions. These costs are included in acquisition-related costs in the unaudited Condensed Consolidated Statements of Operations.

	Acquisition-related costs
	Three Months Ended March 31,
(in thousands)	2022	2021
NEC	$29	$—
WestEnd	$41	—
Other	47	(164)
Total acquisition-related costs	$117	$(164)

Restructuring and Integration Costs

In connection with business combinations, asset purchases and changes in business strategy, the Company incurs costs integrating investment platforms, products and personnel into existing systems, processes and service provider arrangements and restructuring the business to capture operating expense synergies.

The following table presents the rollforward of restructuring and integration liabilities, which are recorded in accounts payable and accrued expenses in the unaudited Condensed Consolidated Balance Sheets, for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in millions)	2022	2021
Liability balance, beginning of period	$0.3	$1.0
Severance expense
USAA AMCO Acquisition	—	1.6
THB	—	0.1
Integration costs
USAA AMCO Acquisition	—	0.4
Total restructuring and integration costs	—	2.1
Settlement of liabilities	(0.3)	(1.7)
Liability balance, end of period	$—	$1.4

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

The table below shows liabilities measured at fair value on a recurring basis.

	As of March 31, 2022
(in thousands)	Total	Level 1	Level 2	Level 3
Financial Assets
Investments in proprietary funds	$800	$800	$-	$-
Deferred compensation plan investments	31,588	31,588	-	-
Interest rate swap asset	29,234	$-	29,234	$-
Total Financial Assets	$61,622	$32,388	$29,234	$-
Financial Liabilities
Contingent consideration arrangements(1)	(305,000)	-	-	(305,000)
Total Financial Liabilities	$(305,000)	$-	$-	$(305,000)

(1)

Contingent consideration arrangement liabilities of $305.0 million plus $0.6 million of consideration payable to sellers for WestEnd acquisition net working capital adjustments equal $305.6 million in consideration payable for acquisition of business on the unaudited Condensed Consolidated Balance Sheets as of March 31, 2022.

	As of December 31, 2021
(in thousands)	Total	Level 1	Level 2	Level 3
Financial Assets
Investments in proprietary funds	$912	$912	$-	$-
Deferred compensation plan investments	30,812	30,812	-	-
Interest rate swap asset	7,774	-	7,774	-
Total Financial Assets	$39,498	$31,724	$7,774	$-
Financial Liabilities
Contingent consideration arrangements(1)	(308,500)	-	-	(308,500)
Total Financial Liabilities	$(308,500)	$-	$-	$(308,500)

(1)

Contingent consideration arrangement liabilities of $308.5 million plus $0.3 million and $0.6 million of consideration payable to sellers for estimated net working capital adjustments for the NEC and WestEnd acquisitions, respectively, equal $309.4 million in consideration payable for acquisition of business on the unaudited Condensed Consolidated Balance Sheets as of December 31, 2021.

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

The interest rate swap (the “Swap”) asset and liability represent amounts receivable or payable under a floating-to-fixed interest rate swap transaction entered into by the Company on March 27, 2020. The Swap effectively fixes the interest rate at 3.22% on $450 million of the outstanding Term Loan balance through the Term Loan’s maturity in July 2026. The fair value of the Swap is included in other assets in the unaudited Condensed Consolidated Balance Sheets at March 31, 2022 and December 31, 2021. Pricing is determined based on a third party, model-derived valuation in which all significant inputs are observable in active markets (Level 2). Refer to Note 14, Derivatives, for further detail on the Swap.

Contingent consideration arrangements include the USAA AMCO earn-out payment liability and the WestEnd earn-out payment liability. Contingent consideration arrangements are included in consideration payable for acquisition of business in the unaudited Condensed Consolidated Balance Sheets. Refer to Note 4, Acquisitions, for further details related to the contingent consideration arrangements.

Significant unobservable inputs for the option pricing model used to determine the estimated fair value of the USAA AMCO Acquisition earn-out payment liability include the “non-managed money” revenue projected growth rate, revenue volatility, market price of risk adjustment for revenue and discount rate. Significant unobservable inputs for the option pricing model used to determine the estimated fair value of the WestEnd Acquisition earn-out payment liability include the WestEnd net revenue projected growth rate, revenue volatility, market price of risk adjustment for revenue and discount rate.

For both the USAA AMCO and WestEnd contingent consideration arrangements, an increase in the market price of risk adjustment for revenue, discount rate and revenue volatility results in a lower fair value for the earn-out payment liability, while an increase in the projected growth rate for the relevant revenue base results in a higher fair value for the earn-out payment liability. Refer to Note 4, Acquisitions, for further details related to the valuation of contingent consideration payable related to the USAA AMCO Acquisition and WestEnd Acquisition.

Changes in the fair value of contingent consideration arrangement liabilities, realized or unrealized, are recorded in earnings and are included in change in value of consideration payable for acquisition of business in the unaudited Condensed Consolidated Statements of Operations.

The following table presents the change in contingent consideration arrangement liabilities for the three months ended March 31, 2022.

(in thousands)	Contingent Consideration Liabilities
Balance, December 31, 2021	$(308,500)
USAA AMCO change in fair value measurement	2,800
WestEnd change in fair value measurement	700
Balance, March 31, 2022	$(305,000)

There were no transfers between any of the Level 1, 2 and 3 categories in the fair value measurement hierarchy from December 31, 2021 to March 31, 2022. The Company recognizes transfers at the end of the reporting period.

The net carrying value of accounts receivable and accounts payable approximates fair value due to the short‑term nature of these assets and liabilities. The fair value of our long-term debt at March 31, 2022 is considered to be its carrying value as the interest rate on the bank debt is variable and approximates current market rates. As a result, Level 2 inputs are utilized to determine the fair value of our long‑term debt.

NOTE 6.  Related-Party Transactions

The Company considers certain funds that it manages, including the Victory Funds, the USAA Funds, the VictoryShares, collective trust funds that it sponsors (the “Victory Collective Funds”) and other sponsored pooled investment vehicles, to be related parties as a result of our advisory relationship.

The Company receives investment management, administrative, distribution and compliance fees in accordance with contracts that VCM and VCS have with the Victory Funds and the USAA Funds.

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

•

Included in receivables (investment management fees) are amounts due from the Victory Funds, USAA Funds, VictoryShares, Victory Collective Funds and other pooled investment vehicles for investment management services.

•

Included in receivables (fund administration and distribution fees) are amounts due from the Victory Funds and USAA Funds for fund administration services and compliance services, amounts due from the VictoryShares for fund administration services, amounts due from the USAA Funds for transfer agent services, amounts due from the Victory Funds for sub-transfer agent services and amounts invoiced to the NEC Funds for costs paid by VCM.

•	Included in prepaid expenses are amounts paid by VCM that will be invoiced to the NEC Funds in the following period.
•

Included in revenue (investment management) are amounts earned for investment management services provided to the Victory Funds, the USAA Funds, the VictoryShares, the Victory Collective Funds, the NEC Funds and other pooled investment vehicles.

•	Included in revenue (fund administration and distribution fees) are amounts earned for fund administration and compliance services, transfer agent services and sub-transfer agent services.
•

Realized and unrealized gains and losses and dividend income on investments in the Victory Funds and USAA Funds classified as investments in proprietary funds and deferred compensation plan investments are recorded in interest income and other income (expense) in the unaudited Condensed Consolidated Statements of Operations.

•

Amounts due to the Victory Funds, USAA Funds, VictoryShares and other pooled investment vehicles for waivers of investment management fees and reimbursements of fund operating expenses are included in accounts payable and accrued expenses in the unaudited Condensed Consolidated Balance Sheets and represent consideration payable to customers.

(in thousands)	March 31, 2022	December 31, 2021
Related party assets
Receivables (investment management fees)	$50,694	$53,256
Receivables (fund administration and distribution fees)	16,031	17,123
Prepaid expenses	569	304
Investments (investments in proprietary funds, fair value)	800	912
Investments (deferred compensation plan investments, fair value)	29,089	28,643
Total	$97,183	$100,238

Related party liabilities
Accounts payable and accrued expenses (fund reimbursements)	$6,249	$6,695

	Three Months Ended March 31,
(in thousands)	2022	2021
Related party revenue
Investment management fees	$138,837	$133,294
Fund administration and distribution fees	50,554	52,665
Total	$189,391	$185,959

Related party expense
General and administrative	$115	$130
Total	$115	$130

Related party other (expense) income
Interest income and other (expense) income	$(345)	$2,675

NOTE 7. Investments

At March 31, 2022 and December 31, 2021, the Company had investments in proprietary funds and deferred compensation plan investments. Investments in proprietary funds consist entirely of seed capital investments in certain Victory Funds and USAA Funds. Deferred compensation plan investments are held under deferred compensation plans and include Victory Funds, USAA Funds and third-party mutual funds.

Unrealized and realized gains and losses on investments in proprietary funds and deferred compensation plan investments are recorded in earnings as interest income and other income (expense).

Investments in Proprietary Funds

The following table presents a summary of the cost and fair value of investments in proprietary funds:

		Gross Unrealized		Fair
(in thousands)	Cost	Gains	(Losses)	Value
As of March 31, 2022	$721	$130	$(51)	$800
As of December 31, 2021	769	169	(26)	912

Proceeds from sales of investments in proprietary funds and realized gains and losses recognized during the three months ended March 31, 2022 and 2021 are as follows:

	Sale	Realized
(in thousands)	Proceeds	Gains	(Losses)
For the three months ended March 31, 2022	$65	$—	$(2)
For the three months ended March 31, 2021	19	—	—

Deferred Compensation Plan Investments

The following table presents a summary of the cost and fair value of deferred compensation plan investments:

		Gross Unrealized		Fair
(in thousands)	Cost	Gains	(Losses)	Value
As of March 31, 2022	$28,426	$4,493	$(1,331)	$31,588
As of December 31, 2021	27,174	4,266	(628)	30,812

Proceeds from sales of deferred compensation plan investments and realized gains and losses recognized during the three months ended March 31, 2022 and 2021 are as follows:

	Sale	Realized
(in thousands)	Proceeds	Gains	(Losses)
For the three months ended March 31, 2022	$1,184	$103	$(12)
For the three months ended March 31, 2021	1,890	89	(28)

NOTE 8.  Income Taxes

The effective tax rate for the three months ended March 31, 2022 and 2021 differs from the United States federal statutory rate primarily as a result of state and local income taxes, excess tax benefits on share-based compensation and certain non-deductible expenses.

For the three months ended March 31, 2022 and 2021, the provision for income taxes was $19.3 million and $17.7 million, respectively, and the effective tax rate for each period was 21.3%.

No valuation allowance was recorded for deferred tax assets for the three months ended March 31, 2022 and 2021.

NOTE 9.  Debt

2021 Debt Repricing

On February 18, 2021, the Company entered into the Second Amendment (the “Second Amendment”) to the 2019 Credit Agreement with the other loan parties thereto, Barclays Bank PLC, as administrative agent, and the Royal Bank of Canada as fronting bank. Pursuant to the Second Amendment, the Company repriced the existing term loans (the “2020 Term Loans”) with replacement term loans in an aggregate principal amount of $755.7 million (the “Repriced Term Loans”). The Repriced Term Loans provide for substantially the same terms as the 2020 Term Loans, including the same maturity date of July 2026, except that the Repriced Term Loans provide for a reduced applicable margin on LIBOR of 25 basis points. After the Second Amendment, the applicable margin on LIBOR under the Repriced Term Loans is 2.25%.

2021 Incremental Term Loans

On December 31, 2021, the Company entered into the Third Amendment (the “Third Amendment”) to the 2019 Credit Agreement with the guarantors party thereto, Barclays Bank PLC, as administrative agent, and the lenders party thereto from time to time. Pursuant to the Third Amendment, the Company obtained incremental term loans (the “2021 Incremental Term Loans”) in an aggregate principal amount of $505.0 million and used the proceeds to fund the WestEnd Acquisition and to pay fees and expenses incurred in connection therewith. The 2021 Incremental Term Loans mature in December 2028 and bear interest at an annual rate equal to, at the option of the Company, either LIBOR (adjusted for reserves and subject to a 50 basis point floor) plus a margin of 2.25% or an alternate base rate plus a margin of 1.25%.

Original issue discount was $2.5 million for the 2021 Incremental Term Loans. The Company incurred a total of $9.1 million of other third party costs related to the 2021 Incremental Term Loans, which were recorded as term loan debt issuance costs.

The following table presents the components of long-term debt in the unaudited Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021.

(in thousands)	March 31, 2022	December 31, 2021	Effective Interest Rate as of March 31, 2022
Term Loans
Due July 2026, 2.47% interest rate, resets April 6, 2022	$646,239	$646,239	2.86%
Due December 2028, 3.26% interest rate, reset March 31, 2022	435,000	505,000	3.58%
Term loan principal outstanding	1,081,239	1,151,239
Unamortized debt issuance costs	(14,496)	(16,436)
Unamortized debt discount	(6,214)	(6,879)
Long-term debt, net	$1,060,529	$1,127,924

The Company elects to use the three-month LIBOR rate plus the margin on LIBOR required by the 2019 Credit Agreement to pay interest on its debt.  The 2019 Credit Agreement provides for a mechanism for determining an alternative interest rate following the phase-out of LIBOR, which for the three-month rate is expected to occur following the publication of LIBOR rates on June 30, 2023. In addition, the 2019 Credit Agreement contains customary affirmative and negative covenants, including covenants that affect, among other things, the ability of the first lien leverage ratio, measured as of the last day of each fiscal quarter on which outstanding borrowings under the revolving credit facility exceed 35.0% of the commitments thereunder (excluding certain letters of credit), of no greater than 3.80 to 1.00. As of March 31, 2022, there were no outstanding borrowings under the revolving credit facility and the Company was in compliance with the financial performance covenant.

Repayments of outstanding term loans under the 2019 Credit Agreement totaled $70.0 million and $50.0 million for the three months ended March 31, 2022 and 2021, respectively. Refer to Note 17, Subsequent Events, for information related to term loan activity subsequent to March 31, 2022.

The Company recognized a $1.6 million loss on debt extinguishment in the three months ended March 31, 2022, due to repayments of term loan principal, which consisted of the write-off of $1.2 million and $0.4 million of unamortized debt issuance costs and debt discount, respectively. During the three months ended March 31, 2021, the Company recognized a net loss on debt extinguishment of $2.8 million due to repayments of term loan principal and execution of the Second Amendment, which consisted of the write-off of $1.8 million and $1.0 million of unamortized debt issuance costs and debt discount, respectively.

The following table presents the components of interest expense and other financing costs on the unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021.

	For the Three Months Ended March 31,
(in thousands)	2022	2021
Interest expense	$7,120	$4,929
Amortization of debt issuance costs	843	662
Amortization of debt discount	328	321
Interest rate swap expense	849	818
Other	93	115
Total	$9,233	$6,845

NOTE 10. Equity

Shares Rollforward

The following tables present the changes in the number of shares of Common Stock issued and repurchased (in thousands):

	Shares of Common Stock Issued	Shares of Treasury Stock
Balance, December 31, 2021	77,242	(8,580)
Issuance of shares	3	—
Repurchase of shares	—	(293)
Vesting of restricted share grants	481	—
Exercise of options	222	—
Shares withheld related to net settlement of equity awards	—	(285)
Balance, March 31, 2022	77,948	(9,158)

	Shares of Common Stock Issued		Shares of Treasury Stock
	Common Stock	Class B	Common Stock	Class B
Balance, December 31, 2020	19,389	54,767	(3,183)	(3,431)
Issuance of shares	1	—	—	—
Share conversion - Class B to A	221	(221)	—	—
Repurchase of shares	—	—	(287)	—
Vesting of restricted share grants	—	953	—	—
Exercise of options	—	109	—	—
Shares withheld related to net settlement of equity awards	—	—	—	(431)
Balance, March 31, 2021	19,611	55,608	(3,470)	(3,862)

Share Repurchase Program

In December 2021, the Company’s Board of Directors authorized a sixth share repurchase program whereby the Company may repurchase up to an additional $15.0 million of the Company’s Common Stock in privately negotiated transactions, through block trades, pursuant to open market purchases, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the SEC. The amount and timing of purchases under the share repurchase program authorized in December 2021 will depend on a number of factors, including the price and availability of the Company’s shares, trading volume, capital availability, Company performance and general economic and market conditions. The program can be suspended or discontinued at any time. The December 2021 share repurchase program took effect in January 2022, immediately upon the completion of the May 2021 share repurchase program, and expires when $15 million of shares are repurchased or December 31, 2022.

During the three months ended March 31, 2022, the Company repurchased 292,570 shares of Common Stock at a total cost of $9.4 million for an average price of $32.26 per share. As of March 31, 2022, a total of $6.6 million was available for future repurchases under the current share repurchase program, and a cumulative total of 4,361,057 shares of Common Stock had been repurchased under programs authorized by the Company’s Board of Directors at a total cost of $83.4 million for an average price of $19.13 per share.

Dividend Payments

Dividends paid or payable for the three months ended March 31, 2022 totaled $17.6 million and included $17.2 million for quarterly dividends and $0.4 million in cash bonuses and distributions related to dividends previously declared upon vesting of restricted stock and stock option awards.

At March 31, 2022 and December 31, 2021, the amount of cash bonuses and distributions related to dividends previously declared on unvested and outstanding restricted share awards and stock options totaled $0.8 million and $1.0 million, respectively, which was not recorded as a liability as of the balance sheet date. A liability will be recorded for these cash bonuses and dividends when the restricted shares and options vest.

NOTE 11. Share‑Based Compensation

During the three months ended March 31, 2022, the Company issued restricted stock awards for 514,223 shares of Common Stock, of which awards for 7,995 shares were fully vested on the grant date, awards for 345,069 shares vest over two years, awards for 3,108 shares vest over thirty-three months and 158,051 shares vest over three years.

Stock option award and restricted stock award activity during the three months ended March 31, 2022 and 2021 was as follows:

	Shares Subject to Stock Option Awards
	Three Months Ended March 31,
	2022			2021
	Avg wtd	Avg wtd		Avg wtd	Avg wtd
	grant-date	exercise		grant-date	exercise
	fair value	price	Units	fair value	price	Units
Outstanding at beginning of period	$3.94	$6.71	5,315,210	$3.91	$6.50	6,865,101
Forfeited	6.39	14.00	(206)	5.12	10.19	(69,989)
Exercised	3.72	5.55	(222,057)	4.28	7.23	(109,237)
Outstanding at end of period	$3.95	$6.76	5,092,947	$3.89	$6.45	6,685,875
Vested	$3.91	$6.63	4,888,331	$3.81	$6.20	6,254,734
Unvested	5.05	9.92	204,616	5.11	10.07	431,141

	Restricted Stock Awards
	Three Months Ended March 31,
	2022		2021
	Avg wtd grant-		Avg wtd grant-
	date fair value	Units	date fair value	Units
Unvested at beginning of period	$17.75	1,352,839	$14.99	2,827,008
Granted	32.19	514,223	26.49	231,568
Vested	17.07	(480,645)	14.61	(952,696)
Forfeited	24.99	(438)	15.24	(47,301)
Unvested at end of period	$23.34	1,385,979	$16.45	2,058,579

Share-Based Compensation Expense

The Company recorded $3.9 million and $5.5 million of share-based compensation expense during the three months ended March 31, 2022 and 2021, respectively, in personnel compensation and benefits in the unaudited Condensed Consolidated Statements of Operations.

NOTE 12. Earnings Per Share

The following table sets forth the reconciliation of basic earnings per share and diluted earnings per share from net income for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands except per share amounts)	2022	2021
Net income	$71,273	$65,202
Shares:
Basic: Weighted average number of shares outstanding	68,747	67,761
Plus: Incremental shares from assumed conversion of dilutive instruments	4,905	6,347
Diluted: Weighted average number of shares outstanding	73,652	74,108
Earnings per share
Basic:	$1.04	$0.96
Diluted:	$0.97	$0.88

Outstanding instruments excluded from the computation of weighted average shares for diluted earnings per share because the effect would be anti-dilutive were de minimus in amount for the three months ended March 31, 2022. There were no outstanding instruments excluded from the computation of weighted average shares for diluted earnings per share because the effect would be anti-dilutive for the three months ended March 31, 2021. Holders of non-vested share-based compensation awards do not have rights to receive nonforfeitable dividends on the shares covered by the awards.

NOTE 13. Accumulated Other Comprehensive Income (Loss)

The following table presents changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2022 and 2021.

		Cumulative
	Cash Flow	Translation
(in thousands)	Hedges (a)	Adjustment	Total
Balance, December 31, 2021	$5,895	$77	$5,972
Other comprehensive income (loss) before reclassification and tax	20,612	(102)	20,510
Tax impact	(4,980)	25	(4,955)
Reclassification adjustments, before tax	849	—	849
Tax impact	(205)	—	(205)
Net current period other comprehensive income (loss)	16,276	(77)	16,199
Balance, March 31, 2022	$22,171	$—	$22,171
Balance, December 31, 2020	$(7,573)	$113	$(7,460)
Other comprehensive income (loss) before reclassification and tax	13,414	(3)	13,411
Tax impact	(3,260)	1	(3,259)
Reclassification adjustments, before tax	818	—	818
Tax impact	(199)	—	(199)
Net current period other comprehensive income (loss)	10,773	(2)	10,771
Balance, March 31, 2021	$3,200	$111	$3,311

(a)	Reclassifications out of accumulated other comprehensive income (loss) related to cash flow hedges are recorded in interest expense and other financing costs.

NOTE 14. DERIVATIVES

Interest Rate Swaps

On March 27, 2020, the Company entered into the Swap to manage interest rate risk associated with a portion of its floating-rate long-term debt. The Company does not purchase or hold any derivative instruments for trading or speculative purposes. Under the terms of the Swap, the Company pays interest at a fixed rate of interest on a quarterly basis and receives interest at the three-month LIBOR rate in effect for that quarter. The notional value, fixed rate of interest and expiration date of the Swap as of March 31, 2022 were

$450 million – 0.965% – July 1, 2026. Refer to Note 5, Fair Value Measurements, for additional disclosures regarding fair value measurements.

The designation of a derivative instrument as a hedge and its ability to meet the hedge accounting criteria determine how the Company reflects the change in fair value of the derivative instrument. A derivative qualifies for hedge accounting treatment if, at inception, it meets defined correlation and effectiveness criteria. These criteria require that the anticipated cash flows and/or changes in fair value of the hedging instrument substantially offset those of the position being hedged. The Swap is assessed for effectiveness and continued qualification for hedge accounting on a quarterly basis. For the three months ended March 31, 2022 and since inception, the Swap was deemed to be highly effective.

The Swap is designated as a cash flow hedge. Accordingly, the Swap is measured at fair value with mark-to-market gains or losses deferred and included in accumulated other comprehensive income (loss) (“AOCI(L)”), net of tax, to the extent the hedge is determined to be effective. Gains or losses from the Swap are reclassified to interest expense in the same period during which the hedged transaction affects earnings. Gains or losses from the Swap are reclassified to interest expense in the same period during which the hedged transaction affects earnings. The amount payable to the Swap counterparty at March 31, 2022 of $0.8 million is recorded in other liabilities on the unaudited Condensed Consolidated Balance Sheets.

All derivative instruments are recorded on the unaudited Condensed Consolidated Balance Sheets at fair value as an asset (if the derivative is in a gain position) or a liability (if the derivative is in a loss position). On March 31, 2022 and December 31, 2021, the Swap had a fair value of $29.2 million and $7.8 million and was recorded in other assets. The following table summarizes the classification of the Swap in the unaudited Condensed Consolidated Balance Sheets and the notional amount at March 31, 2022 and December 31, 2021 (in thousands):

Balance Sheets	Description	March 31, 2022	December 31, 2021
Other assets	Fair value of interest rate swap	$29,234	$7,774
	Notional amount	450,000	450,000

The following tables summarize the effects of the Swap in the unaudited Condensed Consolidated Statements of Operations and unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2022 and 2021 (in thousands):

		Three Months Ended
		March 31
Statement of Operations	Description	2022	2021
Interest expense and other financing costs	Loss reclassified from AOCI(L)	$849	$818

		Three Months Ended
		March 31
Statements of Comprehensive Income	Description	2022	2021
Other comprehensive income	Income recognized in AOCI(L), net of tax	$16,276	$10,773

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

The Company also has commitments to contribute additional capital of $50.0 million to a private fund to be launched by Alderwood, subject to certain terms and conditions, including obtaining an agreed amount of aggregate legally binding commitments from investors in the private fund.

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

For each of the periods ended March 31, 2022 and 2021, losses from equity method investments recorded in interest income and other income (expense) in the unaudited Condensed Consolidated Statements of Operations were $0.1 million.

Equity method investments are recorded in other assets in the unaudited Condensed Consolidated Balance Sheets. At March 31, 2022 and December 31, 2021, the Company held an equity investment in Alderwood of $2.5 million and $1.1 million, respectively.

NOTE 16. LEASES

The Company determines if a contract is a lease at inception. We have leases primarily for office facilities and information technology equipment. All of our leases are classified as operating leases.

Supplemental balance sheet information related to the Company’s operating leases as of March 31, 2022 was as follows (in thousands):

March 31, 2022
Operating lease ROU assets(1)	$18,899
Current portion of operating lease liabilities(2)	4,279
Noncurrent portion of operating lease liabilities(2)	16,397
Total operating lease liabilities	$20,676

(1)	ROU assets are recorded in other assets on the unaudited Condensed Consolidated Balance Sheets.
(2)	Current portion and noncurrent portion of operating lease liabilities are recorded in other liabilities on the unaudited Condensed Consolidated Balance Sheets.

March 31, 2022
Weighted-average remaining lease term	5.1 years
Weighted-average discount rate	3.9%

The components of lease expense and other lease information as of and during the three-month period ended March 31, 2022 are as follows (in thousands):

March 31, 2022
Operating lease cost	$1,365
Short-term lease cost	21
Variable lease cost	498
Gross lease cost	$1,884
Sub-lease income	(209)
Net lease cost	$1,675

Other lease information
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows for operating leases	$1,277

Our leases have remaining lease terms of 1 year to 10 years. These leases generally contain renewal options for periods ranging from two to five years. Because the Company is not reasonably certain to exercise these renewal options, the options are not considered in determining the lease term, and associated potential option payments are excluded from lease payments. Expenses associated with operating leases were $1.9 million and $1.8 million for the three months ended March 31, 2022 and 2021, respectively, and are recorded in general and administrative expenses on the unaudited Condensed Consolidated Statement of Operations. Variable lease costs, such as utilities and common area maintenance charges, are excluded from lease liabilities and expensed as incurred. The variable lease costs are determined based on terms in the lease contracts and primarily relate to usage of the ROU asset and services received from the lessor.

The following table summarizes the maturity of our operating lease liabilities as of March 31, 2022 (in thousands):

Operating Leases
2022	$3,644
2023	5,269
2024	4,214
2025	3,859
2026	3,070
Thereafter	2,739
Total undiscounted lease payments	22,795
Less: imputed interest	2,119
Total lease liabilities	$20,676

NOTE 17. SUBSEQUENT EVENTS

Subsequent to March 31, 2022, the Company reduced outstanding debt on the 2021 Incremental Term Loans by $20.0 million.

Subsequent to March 31, 2022, the Company’s Board of Directors approved a new common stock repurchase program authorizing the repurchase of up to $100 million of its common stock. Under the new program, which will commence immediately upon completion of the current program, the Company may purchase its shares from time to time until December 31, 2023 in privately negotiated transactions, through block trades, pursuant to open market purchases, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the SEC. The amount and timing of the purchases will depend on a number of factors including the price and availability of the Company's shares, trading volume, capital availability, Company performance and general economic and market conditions. The share repurchase program may be suspended or discontinued at any time.

On May 5, 2022, the Company’s Board of Directors also approved a regular quarterly cash dividend of $0.25 per share.  The dividend is payable on June 27, 2022, to shareholders of record on June 10, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to the “Company,” “Victory,” or in the first-person notations of “we,” “us,” and “our” shall mean Victory Capital Holdings, Inc., a Delaware corporation, and its wholly-owned subsidiaries.

Objective

The objective of this section of the Quarterly Report on Form 10-Q is intended to provide a discussion and analysis, from management’s perspective, of the key performance indicators and material information necessary to assess our financial condition and results of operations for the three months ended March 31, 2022 and 2021 and cash flows for the three months ended March 31, 2022 and 2021. In addition, we also discuss the Company’s contractual and off-balance sheet arrangements. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2021. This discussion and analysis contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2021.

Overview

Our Business – Victory is a diversified global asset management firm with $178.1 billion in AUM as of March 31, 2022. The Company operates a next-generation business model combining boutique investment qualities with the benefits of an integrated, centralized operating and distribution platform.

The Company provides specialized investment strategies to institutions, intermediaries, retirement platforms and individual investors. With 12 autonomous Investment Franchises and a Solutions Platform, Victory offers a wide array of investment products, including actively and passively managed mutual funds, rules-based and active ETFs, institutional separate accounts, VIPs, ESG and impact investment strategies, alternative investments, private closed end funds, and a 529 Education Savings Plan. Victory Capital’s strategies are also offered through third-party investment products, including mutual funds, third-party ETF model strategies, retail SMAs and UMAs through wrap account programs, CITs, and UCITs. As of March 31, 2022, our Franchises and our Solutions Platform collectively managed a diversified set of 129 investment strategies for a wide range of institutional and retail clients and direct investors.

Franchises – Our Franchises are largely operationally integrated but are separately branded and make investment decisions independently from one another within guidelines established by their respective investment mandates. Our largely integrated model creates a supportive environment in which our investment professionals, largely unencumbered by administrative and operational responsibilities, can focus on their pursuit of investment excellence. VCM employs all of our U.S. investment professionals across our Franchises, which are not separate legal entities.

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

We have grown our AUM from $17.9 billion following the management-led buyout with Crestview GP in August 2013 to $178.1 billion at March 31, 2022. We attribute this growth to our success in sourcing acquisitions and evolving them into organic growers, generating strong investment returns, and developing institutional, retail, and direct investor channels with deep penetration.

WestEnd Acquisition (the “WestEnd Acquisition”) – On December 31, 2021, the Company completed the acquisition of 100% of the equity interests of WestEnd pursuant to the WestEnd purchase agreement (as amended, the “WestEnd Purchase Agreement”), resulting in WestEnd becoming the Company’s twelfth investment franchise. Founded in 2004, and headquartered in Charlotte, NC, WestEnd provides financial advisors with a turnkey, core model allocation strategies serving as holistic solutions and complementary sources of alpha. The firm offers four primary ETF strategies and one large cap core strategy, all in tax efficient SMA structures. At December 31, 2021, the WestEnd acquired assets totaled $19.3 billion. The WestEnd acquired assets had no economic impact on operations in 2021 and no effect on asset flows, average assets, revenues or earnings in the full-year period ended December 31, 2021.

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

The estimated fair value of contingent consideration payable to sellers was estimated at $239.0 million at March 31, 2022 as compared to $239.7 million at December 31, 2021 and is included in consideration payable for acquisition of business in the unaudited Condensed Consolidated Balance Sheets. The decrease in the liability of $0.7 million for the three months ended March 31, 2022 was recorded in change in value of consideration payable for acquisition of business in the unaudited Condensed Consolidated Statements of Operations. Refer to Note 4, Acquisitions, for further details on the WestEnd Acquisition.

NEC Acquisition (the “NEC Acquisition”) – On November 1, 2021, the Company completed the acquisition of 100% of the equity interests in NEC, resulting in NEC becoming the Company’s eleventh investment franchise. Founded in 2004 and based in Hanover, NH, NEC is an alternative asset management firm focused on debt and equity investments in clean energy infrastructure projects and companies. At November 1, 2021, the NEC AUM that was acquired totaled $795.0 million.

The estimated purchase price for the NEC Acquisition is $63.1 million, which includes $62.8 million in cash paid at closing, net of cash acquired, and $0.3 million paid in cash in March 2022 for net working capital adjustments. Under the terms of the purchase agreement, the Company will pay up to an additional $35.0 million in cash based on net revenue growth over a six year period following the closing date. Refer to Note 4, Acquisitions, for further details on the NEC Acquisition.

THB Acquisition (the “THB Acquisition”) – On March 1, 2021, the Company completed the acquisition of certain assets of THB, resulting in THB becoming the Company’s tenth investment franchise. The acquisition expanded and diversified our investment platform, adding capacity constrained asset classes. THB manages responsible investment portfolios in the micro-cap, small-cap and mid-cap assets classes, including U.S., global and international strategies. At March 1, 2021, the THB AUM that was acquired totaled $547 million.

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

The estimated fair value of contingent consideration payable to sellers was estimated at $66.0 million at March 31, 2022 as compared to $68.8 million at December 31, 2021 and is included in consideration payable for acquisition of business in the unaudited Condensed Consolidated Balance Sheets. The decrease in the liability of $2.8 million for the three months ended March 31, 2022 was recorded in change in value of consideration payable for acquisition of business in the unaudited Condensed Consolidated Statements of Operations. Refer to Note 4, Acquisitions, for further details on the USAA AMCO Acquisition.

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

The Company also has commitments to contribute additional capital of $50.0 million to a private fund to be launched by Alderwood, subject to certain terms and conditions, including obtaining an agreed amount of aggregate legally binding commitments from investors in the private fund. Refer to Note 15, Equity Method Investment, for further discussion regarding the investment.

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

Business Highlights

Assets under management:

•

AUM at March 31, 2022 decreased by $5.6 billion, or 3.0%, to $178.1 billion from $183.7 billion at December 31, 2021, driven by negative market action of $8.3 billion and $0.3 billon of net transfers partially offset by net inflows of $3.0 billion. Total gross flows for the first quarter were $11.1 billion, including long-term gross flows of $11.0 billion.

•

AUM at March 31, 2022 and 2021 was $178.1 billion and $154.3 billion, respectively. We generated $11.1 billion in gross sales including $11.0 billion in long-term gross sales and $3.0 billion in total net inflows for the three months ended March 31, 2022 compared to $6.8 billion in gross flows inclusive of $6.7 billion in long-term gross sales and $1.2 billion in total net outflows for the same period in 2021. We experienced $8.3 billion in negative market action for the three months ended March 31, 2022 compared to $7.7 billion in market appreciation for the same period in 2021.

Investment performance:

•

44 of our Victory Capital mutual funds and ETFs had overall Morningstar ratings of four or five stars and 65% of our fund and ETF AUM were rated four or five stars overall by Morningstar. 68% of our strategies by AUM had investment returns in excess of their respective benchmarks over a one-year period, 78% over a three-year period, 83% over a five-year period and 79% over a ten-year period. On an equal-weighted basis, 69% of our strategies have outperformed their benchmarks over a one-year period, 64% over a three-year period, 69% over a five-year period and 72% over a ten-year period.

Financial highlights:

•	Total revenue for the three months ended March 31, 2022 was $230.0 million compared to $212.9 million for the same period in 2021.
•	Net income was $71.3 million for the three months ended March 31, 2022 compared to $65.2 million for the same period in 2021.
•

Adjusted EBITDA was $114.4 million for the three months ended March 31, 2022, or 49.7% of revenue, compared to $106.8 million, or 50.2% of revenue, for the same period in 2021. Refer to “Supplemental Non-GAAP Financial Information” for further information about the Adjusted EBITDA calculation and reconciliation of generally accepted accounting principles (“GAAP”) net income to Adjusted EBITDA.

•

Adjusted Net Income with tax benefit was $90.4 million for the three months ended March 31, 2022 compared to $83.6 million for the three months ended March 31, 2021. Refer to “Supplemental Non-GAAP Financial Information” for further information about the Adjusted Net Income calculation and reconciliation of GAAP net income to Adjusted Net Income.

Key Performance Indicators

The following table is a summary of key performance indicators utilized by management to assess results of operations:

	Three Months Ended March 31,
($ in millions, except for basis points and percentages)	2022	2021
AUM at period end	$178,098	$154,331
Average AUM	176,863	151,090
Gross flows	11,136	6,833
Net short term flows	(53)	(191)
Net long term flows	3,043	(983)
Net flows	2,990	(1,174)
Total revenue	230.0	212.9
Revenue on average AUM	53 bps	57 bps
Net income	71.3	65.2
Adjusted EBITDA(1)	114.4	106.8
Adjusted EBITDA Margin(2)	49.7%	50.2%
Adjusted Net Income(1)	81.1	76.7
Tax benefit of goodwill and acquired intangibles(3)	9.3	6.9

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

The following table presents our AUM by asset class as of the dates indicated:

	As of
	March 31,
(in millions)	2022	2021(1)
Solutions	$58,656	$34,709
Fixed Income	33,071	36,813
U.S. Mid Cap Equity	30,543	29,156
U.S. Small Cap Equity	18,489	20,230
Global / Non-U.S. Equity	15,654	14,894
U.S. Large Cap Equity	14,548	14,448
Alternative Investments	4,025	709
Total Long-Term Assets	$174,985	$150,958
Money Market & Short-Term Assets	3,113	3,373
Total	$178,098	$154,331

(1)  Beginning in January 2022, the Company’s “Other” asset class has been categorized to Solutions, Fixed Income, Global / Non-U.S. Equity, and Alternative Investments based on the underlying investment strategy. Additionally, all assets managed using alternative investment strategies are now included in the Company’s Alternative Investments asset class. Prior-period figures have been adjusted accordingly.

The following tables summarize our asset flows by asset class for the periods indicated:

	U.S. Mid	U.S. Small		U.S. Large	Global /				Money
	Cap	Cap	Fixed	Cap	Non-U.S.		Alternative	Total	Market /
(in millions)	Equity	Equity	Income	Equity	Equity	Solutions	Investments	Long-term	Short-term	Total
For the Three Months Ended March 31, 2022
Beginning AUM	$30,578	$20,094	$35,154	$15,766	$16,050	$60,364	$2,548	$180,554	$3,100	$183,654
Gross client cash inflows	2,433	1,118	1,604	126	1,241	2,802	1,688	11,012	124	11,136
Gross client cash outflows	(1,834)	(1,352)	(2,149)	(383)	(618)	(1,475)	(157)	(7,969)	(176)	(8,145)
Net client cash flows	599	(235)	(545)	(258)	624	1,327	1,531	3,043	(53)	2,990
Market appreciation / (depreciation)	(655)	(1,381)	(1,541)	(1,083)	(1,096)	(2,470)	(28)	(8,255)	5	(8,250)
Realizations and distributions	—	—	—	—	—	—	(30)	(30)	—	(30)
Net transfers	21	11	3	123	77	(565)	3	(327)	61	(266)
Ending AUM	$30,543	$18,489	$33,071	$14,548	$15,654	$58,656	$4,025	$174,985	$3,113	$178,098
For the Three Months Ended March 31, 2021(1)
Beginning AUM	$26,230	$18,368	$36,639	$14,230	$14,141	$33,676	$422	$143,706	$3,534	$147,241
Gross client cash inflows	1,741	1,072	2,025	98	646	839	304	6,726	108	6,833
Gross client cash outflows	(1,854)	(1,696)	(1,705)	(432)	(673)	(1,323)	(26)	(7,709)	(299)	(8,007)
Net client cash flows	(112)	(624)	320	(334)	(26)	(484)	278	(983)	(191)	(1,174)
Market appreciation / (depreciation)	3,032	2,024	(219)	604	754	1,516	8	7,720	(2)	7,718
Net transfers	6	461	73	(52)	25	1	1	515	32	547
Ending AUM	$29,156	$20,230	$36,813	$14,448	$14,894	$34,709	$709	$150,958	$3,373	$154,331

(1)  Beginning in January 2022, the Company’s “Other” asset class has been categorized to Solutions, Fixed Income, Global / Non-U.S. Equity, and Alternative Investments based on the underlying investment strategy. Additionally, all assets managed using alternative investment strategies are now included in the Company’s Alternative Investments asset class. Prior-period figures have been adjusted accordingly.

The following table presents our AUM by distribution channel as of the dates indicated:

	As of March 31,
	2022		2021
(in millions)	Amount	% of total	Amount	% of total
Retail	$64,297	36%	$41,385	27%
Investor	63,304	36%	68,477	44%
Institutional	50,498	28%	44,469	29%
Total AUM(1)	$178,098	100%	$154,331	100%

(1)The allocation of AUM by distribution channel involves the use of estimates and the exercise of judgment.

The following tables summarize our asset flows by vehicle for the periods indicated:

			Separate
			Accounts and
			Other Pooled
(in millions)	Mutual Funds(1)	ETFs(2)	Vehicles(3)	Total
Three Months Ended March 31, 2022
Beginning AUM	$124,142	$4,871	$54,641	$183,654
Gross client cash inflows	6,590	543	4,003	11,136
Gross client cash outflows	(6,383)	(69)	(1,694)	(8,145)
Net client cash flows	207	474	2,308	2,990
Market appreciation (depreciation)	(5,964)	(99)	(2,187)	(8,250)
Realizations and distributions	—	—	(30)	(30)
Net transfers	(266)	—	—	(266)
Ending AUM	$118,119	$5,246	$54,733	$178,098
Three Months Ended March 31, 2021
Beginning AUM	$112,998	$3,976	$30,267	$147,241
Gross client cash inflows	5,465	240	1,128	6,833
Gross client cash outflows	(6,293)	(117)	(1,598)	(8,007)
Net client cash flows	(828)	123	(469)	(1,174)
Market appreciation (depreciation)	5,575	343	1,801	7,718
Net transfers	85	—	462	547
Ending AUM	$117,830	$4,441	$32,061	$154,331

(1)Includes institutional and retail share classes, money market and Variable Insurance Products or VIP funds.

(2)Represents only ETF assets held by third parties. Excludes ETF assets held by other Victory Capital products.

(3)Includes collective trust funds, wrap program accounts, UMAs, UCITS, private funds and non-U.S. domiciled pooled vehicles.

March 31, 2022 AUM compared to December 31, 2021 AUM.  At March 31, 2022, our total AUM was $178.1 billion, a decrease of $5.6 billion, or 3.0%, from $183.7 billion at December 31, 2021, primarily due to negative market action of $8.3 billion partially offset by net inflows of $3.0 billion.

Net inflows were driven by $1.5 billion into our Alternative investments platform, $1.3 billion in our Solutions platform, $0.6 billion in our global/non-U.S. equity strategies and $0.6 billion in our U.S. mid cap equity strategies partially offset by net outflows in our fixed income and U.S. large cap equity strategies of $0.5 billion and $0.3 billion, respectively.

GAAP Results of Operations

The following table presents our GAAP results of operations for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
(in thousands, except per share data)	2022	2021
Revenue
Investment management fees	$179,465	$160,284
Fund administration and distribution fees	50,554	52,665
Total revenue	230,019	212,949

Expenses
Personnel compensation and benefits	64,901	59,006
Distribution and other asset-based expenses	43,584	42,103
General and administrative	12,762	13,310
Depreciation and amortization	10,607	4,385
Change in value of consideration payable for acquisition of business	(3,500)	2,500
Acquisition-related costs	117	(164)
Restructuring and integration costs	9	2,053
Total operating expenses	128,480	123,193

Income from operations	101,539	89,756

Other income (expense)
Interest income and other income (expense)	(207)	2,734
Interest expense and other financing costs	(9,233)	(6,845)
Loss on debt extinguishment	(1,555)	(2,781)
Total other income (expense), net	(10,995)	(6,892)

Income before income taxes	90,544	82,864

Income tax expense	(19,271)	(17,662)

Net income	$71,273	$65,202

Earnings per share of common stock
Basic	$1.04	$0.96
Diluted	$0.97	$0.88

Weighted average number of shares outstanding
Basic	68,747	67,761
Diluted	73,652	74,108

Dividends declared per share of common stock	$0.25	$0.09

Investment Management Fees

Three months ended March 31, 2022 compared to March 31, 2021. Investment management fees increased by $19.2 million, or 12.0%, to $179.5 million for the three months ended March 31, 2022 from $160.3 million for the same period in 2021 due to an increase in average AUM year over year. Average AUM was $176.9 billion for the three months ended March 31, 2022 compared to $151.1 billion for the same period in 2021.

Fund Administration and Distribution Fees

Three months ended March 31, 2022 compared to March 31, 2021.  Fund administration and distribution fees decreased by $2.1 million, or 4.0%, to $50.6 million for the three months ended March 31, 2022 from $52.7 million for the same period in 2021 mostly due to a decrease in fund administration fee as well as decrease in transfer agent fees.

Personnel Compensation and Benefits

The following table presents the components of GAAP personnel compensation and benefits expense for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands)	2022	2021
Salaries, payroll related taxes and employee benefits	$23,712	$25,201
Incentive compensation	26,143	23,168
Sales-based compensation(1)	8,571	5,090
Equity awards granted to employees and directors(2)	3,945	5,547
Acquisition and transaction-related compensation	2,530	—
Total personnel compensation and benefits expense	$64,901	$59,006

(1)	Represents sales-based commissions paid to our distribution teams. Sales-based compensation varies based on gross client cash flows and revenue earned on sales.
(2)

Equity awards typically vest over several years based on service and the achievement of specific business and financial targets. The value of the equity awards is recognized as compensation expense over the vesting period.

Three months ended March 31, 2022 compared to March 31, 2021.  Personnel compensation and benefits were $64.9 million for the first quarter of 2022, an increase of $5.9 million, or 10.0%, from $59.0 million for the same period in 2021 attributable to an increase in headcount and acquisition and transaction-related compensation as a result of the WestEnd and NEC acquisitions in the fourth quarter of 2021. Also contributing was an increase in variable costs such as sales commissions and the incentive compensation pool for employees.

Distribution and Other Asset‑Based Expenses

The following table presents the components of distribution and other asset-based expenses for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands)	2022	2021
Broker-dealer distribution fees	$6,165	$6,201
Platform distribution fees	26,617	25,832
Sub-administration	4,226	4,091
Sub-advisory	3,885	3,330
Middle-office	2,691	2,649
Total distribution and other asset-based expenses	$43,584	$42,103

Three months ended March 31, 2022 compared to March 31, 2021. Distribution and other asset-based expenses were $43.6 million for the three months ended March 31, 2022, compared to $42.1 million for the same period in 2021. The increase of $1.5 million, or 3.5% was primarily due to an increase in AUM partially offset by a change in vehicle mix and our underlying distribution platforms.

General and Administrative

Three months ended March 31, 2022 compared to March 31, 2021. General and administrative expenses were $12.8 million for the three months ended March 31, 2022 compared to $13.3 million for the same period in 2021. The decrease of $0.5 million, or 4.1%, was primarily due to integration-related expenses in the first quarter of 2021 and no such expenses in 2022.

Depreciation and Amortization

Three months ended March 31, 2022 compared to March 31, 2021. Depreciation and amortization increased by $6.2 million, or 141.9%, to $10.6 million for the three months ended March 31, 2022 from $4.4 million for the same period in 2021, primarily due to the increase in amortization expense related to definite-lived intangible assets in connection with the WestEnd and NEC acquisitions.

Change in Value of Consideration Payable for Acquisition of Business

Three months ended March 31, 2022 compared to March 31, 2021.  The change in value of consideration payable for acquisition of business decreased $6.0 million as a result of decreases of $2.8 million and $0.7 million in the fair value of the contingent consideration associated with the USAA AMCO and WestEnd Acquisitions, respectively, for the three months ended March 31, 2022 compared to an increase of $2.5 million associated with the USAA AMCO Acquisition for the three months ended March 31, 2021. Refer to Note 4, Acquisitions, for further details on the fair value of contingent consideration payable.

Acquisition‑Related Costs

Three months ended March 31, 2022 compared to March 31, 2021.  Acquisition-related costs were relatively flat at $0.1 million and ($0.2) million for the three months ended March 31, 2022 and 2021, respectively.

Restructuring and Integration Costs

Three months ended March 31, 2022 compared to March 31, 2021.  Restructuring and integration costs for the three months ended March 31, 2022 and 2021 were $9 thousand and $2.1 million, respectively. The decrease was due to personnel restructuring within the direct to investor business during the first quarter of 2021.

Interest Income and Other Income/(Expense)

Three months ended March 31, 2022 compared to March 31, 2021.  Interest income and other income/(expense) was expense of $0.2 million for the three months ended March 31, 2022 compared to income of $2.7 million for the same period in 2021. The expense for the three months ended March 31, 2022 was due to a $0.3 million reduction in the net unrealized fair value of deferred compensation plan investments compared to a $2.6 million increase in the net unrealized fair value of deferred compensation plan investments for the same period in 2021.

Interest Expense and Other Financing Costs

Three months ended March 31, 2022 compared to March 31, 2021.  Interest expense and other financing costs increased $2.4 million to $9.2 million for the three months ended March 31, 2022, compared to $6.8 million for the same period in 2021 due to an increase in interest payments as a result of a higher debt principal balance over the comparable period.

Loss on Debt Extinguishment

Three months ended March 31, 2022 compared to March 31, 2021. Loss on debt extinguishment was $1.6 million and $2.8 million, respectively, for the three months ended March 31, 2022 and 2021. The decrease of $1.2 million is due to the one-time write-off of debt issuance and debt discount costs associated with the 2021 term loan repricing in February 2021 compared to no such write-off for the three months ended March 31, 2022. Refer to Note 9, Debt, for further details on the 2019 Credit Agreement.

Income Tax Expense

Three months ended March 31, 2022 compared to March 31, 2021.  The effective tax rate for the three months ended March 31, 2022 and 2021 was flat at 21.3% and 21.3%, respectively.

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

The following table sets forth a reconciliation from GAAP financial measures to non-GAAP measures for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2022	2021
Reconciliation of non-GAAP financial measures:
Net income (GAAP)	$71,273	$65,202
Income tax expense	(19,271)	(17,662)
Income before income taxes	$90,544	$82,864
Interest expense(1)	8,724	7,310
Depreciation(2)	1,954	1,246
Other business taxes(3)	590	374
Amortization of acquisition-related intangible assets(4)	8,656	3,138
Stock-based compensation(5)	2,633	4,636
Acquisition, restructuring and exit costs(6)	(844)	4,389
Debt issuance costs(7)	2,061	2,793
Earnings/losses from equity method investments(8)	57	92
Adjusted EBITDA	$114,375	$106,842

	Three Months Ended March 31,
(in thousands)	2022	2021
Reconciliation of non-GAAP financial measures:
Net income (GAAP)	$71,273	$65,202
Adjustments to reflect the operating performance of the Company:
i. Other business taxes(3)	590	374
ii. Amortization of acquisition-related intangible assets(4)	8,656	3,138
iii. Stock-based compensation(5)	2,633	4,636
iv. Acquisition, restructuring and exit costs(6)	(844)	4,389
v. Debt issuance costs(7)	2,061	2,793
Tax effect of above adjustments(9)	(3,274)	(3,832)
Adjusted Net Income	$81,095	$76,700
Tax benefit of goodwill and acquired intangibles(10)	$9,322	$6,918

Adjustments made to GAAP Net Income to calculate Adjusted EBITDA and Adjusted Net Income, as applicable, are:

(1)Adding back interest paid on debt and other financing costs, net of interest income.

(2)Adding back depreciation on property and equipment.

(3)Adding back other business taxes.

(4)Adding back amortization expense on acquisition‑related intangible assets.

(5)Adding back share-based compensation associated with equity awards issued from pools created in connection with the management‑led buyout and various acquisitions and as a result of equity grants related to the IPO.

(6)Adding back direct incremental costs of acquisitions, including restructuring costs.

	Three Months Ended March 31,
(in thousands)	2022	2021
Acquisition-related costs	$117	$(164)
Restructuring and integration costs	9	2,053
Change in value of consideration payable for acquisition of business	(3,500)	2,500
General and administrative	—	—
Personnel compensation and benefits	2,530	—
Total acquisition, restructuring and exit costs	$(844)	$4,389

(7)	Adding back debt issuance costs.
(8)	We adjust for losses (earnings) on equity method investments.
(9)	Subtracting an estimate of income tax expense applied to the sum of the adjustments above.
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

The following table shows our liquidity position as of March 31, 2022 and December 31, 2021.

	March 31,	December 31,
(in thousands)	2022	2021
Cash and cash equivalents	$38,550	$69,533
Accounts and other receivables	93,713	104,305
Undrawn commitment on credit facility(1)	100,000	100,000
Accounts and other payables	(90,975)	(121,057)

(1)	The balance at March 31, 2022 represents the Company’s $99.9 million revolving credit facility and a $0.1 million standby letter of credit used as collateral for THB’s real estate location.

We manage our cash balances in order to fund our day-to-day operations. Our accounts receivable consists primarily of investment management fees that have been earned but not yet received from clients, income and other taxes receivable, and amounts receivable from the funds. We perform a review of our receivables on a monthly basis to assess collectability. We continue to actively monitor the impact of the COVID-19 pandemic on the collectability of certain receivables. We maintained a $100.0 million revolving credit facility at March 31, 2022 and December 31, 2021 (under the 2019 Credit Agreement) which had approximately $100.0 million undrawn as of March 31, 2022 and December 31, 2021.

2021 Debt Repricing and 2021 Incremental Term Loans

On February 18, 2021, the Company entered into the Second Amendment (the “Second Amendment”) to the 2019 Credit Agreement, dated as of July 1, 2019 (as amended by the First Amendment to Credit Agreement, dated as of January 17, 2020), with the other loan parties thereto, Barclays Bank PLC, as administrative agent, and the Royal Bank of Canada as fronting bank. Pursuant to the Second Amendment, the Company refinanced the term loans with replacement term loans in an aggregate principal amount of $755.7 (the “Repriced Term Loans”). The Repriced Term Loans provide for substantially the same terms as the term loans, including the same maturity date of July 1, 2026, except that the Repriced Term Loans provide for a reduced applicable margin on LIBOR of 25 basis points. The applicable margin on LIBOR under the Repriced Term Loans is 2.25%, compared to 2.50% under the First Amendment.

On December 31, 2021, the Company entered into the Third Amendment to the Credit Agreement (the “Third Amendment”), dated as of July 1, 2019 (as amended by the First Amendment to Credit Agreement, dated as of January 17, 2020, and the Second Amendment to Credit Agreement, dated as of February 18, 2021) with the guarantors party thereto, Barclays Bank PLC, as administrative agent, and the lenders party thereto from time to time. Pursuant to the Third Amendment, the Company obtained incremental term loans (the “2021 Incremental Term Loans”) in an aggregate principal amount of $505.0 million and used the proceeds to fund the WestEnd Acquisition of 100% of the equity interests of WestEnd and to pay fees and expenses incurred in connection therewith. The 2021 Incremental Term Loans will mature in 2028 and will bear interest at an annual rate equal to, at the option of the Company, either LIBOR (adjusted for reserves and subject to a 50 basis point floor) plus a margin of 2.25% or an alternate base rate plus a margin of 1.25%. The 2021 Incremental Term Loans will amortize at a rate of 1.00% per annum. Repayments of outstanding term loans under the 2019 Credit Agreement totaled $70.0 million for the three months ended March 31, 2022. Subsequent to March 31 2022, the Company reduced outstanding debt on the 2021 Incremental Term Loans by $20.0 million through prepayments. Refer to Note 4, Acquisitions, for further details on the WestEnd Acquisition, as well as Note 11, Debt, for further information on the 2019 Credit Agreement.

2020 Swap Transaction

On March 27, 2020, the Company executed a floating-to-fixed interest rate swap transaction (“Swap”) to effectively fix the interest rate at 3.465% on $450 million of its outstanding Term Loan through the Term Loan maturity date of July 2026. Pursuant to the Second Amendment, the Company lowered the spread on the Term Loan by 0.25% resulting in a new fixed rate of 3.215% on the $450 million of Term Loan subject to the Swap. At March 31, 2022, the $450 million notional value Swap had a fair value of $29.2 million, which was included in other assets on the unaudited Condensed Consolidated Balance Sheets. For the three months ended March 31, 2022 and 2021, the Company reclassified losses of $0.9 million and $0.8 million, respectively, from accumulated other comprehensive income (loss) to interest expense and other financing costs on the unaudited Condensed Consolidated Statements of Operations. Refer to Note 14, Derivatives, for further information on the Swap.

Contingent Consideration

At March 31, 2022, the Company had $305.0 million in contingent consideration that is estimated to be payable over the next two and four years resulting from the USAA AMCO and WestEnd Acquisitions, respectively. For the three months ended March 31, 2022, the Company recorded decreases of $2.8 million and $0.7 million in contingent payment liabilities associated with the USAA AMCO Acquisition and WestEnd Acquisitions, respectively, which is included in consideration payable for acquisition of business in the unaudited Condensed Consolidated Balance Sheets.

At March 31, 2022, the estimated fair value of the USAA AMCO Acquisition payments was $66.0 million, and a maximum of $75.0 million in contingent consideration ($37.5 million per year for the remaining 2 years of the earn out period) is potentially payable to sellers. At March 31, 2022, the estimated fair value of the WestEnd Acquisition contingent payments was $239.0 million, and a maximum of $320.0 million in contingent consideration ($80.0 million per year for the remaining four years of the earn out period) is potentially payable to sellers.

There were no other significant changes to our contractual obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Cash Flows

The following table is derived from our unaudited Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net cash provided by operating activities	$74,813	$79,634
Net cash used in investing activities	(4,119)	(1,140)
Net cash used in financing activities	(101,645)	(70,834)

Operating Activities – Cash provided by operating activities during the three months ended March 31, 2022 was $74.8 million, compared to $79.6 million of cash provided by operating activities for the same period in 2021. The $4.8 million decrease in cash provided by operating activities was primarily due to an $10.3 million increase in net working capital items partially offset by a $6.1 million increase in net income.

Cash provided by operating activities during the three months ended March 31, 2021 was $79.6 million and consisted of $65.2 million of net income and $23.8 million of non-cash items, partially offset by $9.3 million in working capital items.

Investing Activities – Cash used in investing activities during the three months ended March 31, 2022 was $4.1 million and consisted of net trading activity of $1.1 million, $1.2 million of property and equipment purchases and $1.5 million in the purchase of equity method investment in Alderwood. The nature of our trading activities is further described in Note 2, Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Cash used in investing activities during the three months ended March 31, 2021 was $1.1 million and consisted of net trading activity of $0.7 million and $0.4 million of property and equipment purchases.

Financing Activities – Cash used in financing activities during the three months ended March 31, 2022 was $101.6 million and was mostly attributable to repayment of long-term debt under the 2019 Credit Agreement, payment of dividends, repurchases of common stock, and payment of taxes related to net share settlements of $70.0 million, $17.4 million, $10.2 million and $5.4 million, respectively.

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

The value of our AUM was approximately $178 billion at March 31, 2022. A 10% increase or decrease in the value of our AUM, if proportionately distributed over all of our strategies, products and client relationships, would cause an annualized increase or decrease in our revenues of approximately $94.3 million at our weighted-average fee rate of 53 basis points for the quarter ended March 31, 2022. Because of declining fee rates from larger relationships and differences in our fee rates across investment strategies, a change in the composition of our AUM, in particular, an increase in the proportion of our total AUM attributable to strategies, clients or relationships with lower effective fee rates, could have a material negative impact on our overall weighted-average fee rate. The same 10% increase or decrease in the value of our total AUM, if attributed entirely to a proportionate increase or decrease in the AUM of the Victory Funds and USAA Funds, to which we provide a range of services in addition to those provided to institutional separate accounts, would cause an annualized increase or decrease in our revenues of approximately $108.6 million at the Victory Funds’ and USAA Funds’ aggregate weighted-average fee rate of 61 basis points for the quarter ended March 31, 2022. If the same 10% increase or decrease in the value of our total AUM was attributable entirely to a proportionate increase or decrease in the assets of our institutional separate accounts, it would cause an annualized increase or decrease in our revenues of approximately $58.7 million at the weighted-average fee rate across all of our institutional separate accounts of 33 basis points for the quarter ended March 31, 2022.

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

We have not adopted a corporate-level risk management policy to manage this exchange rate risk. Assuming 10% of our AUM are invested in securities denominated in currencies other than the U.S. dollar and excluding the impact of any hedging arrangement, a 10% increase or decrease in the value of the U.S. dollar would decrease or increase the fair value of our AUM by approximately $1.8 billion, which would cause an annualized increase or decrease in revenues of approximately $9.5 million at our weighted-average fee rate for the business of 53 basis points for the quarter ended March 31, 2022.

We operate in several foreign countries and incur operating expenses associated with these operations. In addition, we have revenue and revenue-sharing arrangements that are denominated in non-U.S. currencies. We do not believe foreign currency fluctuations materially affect our results of operations.

Interest Rate Risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. On March 27, 2020, the Company executed the Swap, a floating-to-fixed interest rate swap transaction, to effectively fix the interest rate at 3.465% on $450 million of its outstanding Original Term Loan through the Original Term Loan maturity date of July 2026. On February 18, 2021, pursuant to the Second Amendment, the Company lowered the spread on the Original Term Loan by 0.25% resulting in a new fixed rate of 3.215% on the $450 million of Original Term Loan subject to the Swap. Refer to Note 14, Derivatives, for further information on the Swap. At March 31, 2022, we were exposed to interest rate risk as a result of the unhedged amounts outstanding under the 2019 Credit Agreement, as amended. Refer to Note 9, Debt, for a description of the amounts outstanding as of such date and the applicable interest rate.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) at March 31, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. The Company is not currently a party to any material legal proceedings.

Item 1A.  Risk Factors

For a discussion of our potential risks and uncertainties, see the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC and the information contained in this report. The declaration, payment and determination of the amount of our quarterly dividends may change at any time. In making decisions regarding our quarterly dividends, we consider general economic and business conditions, our strategic plans and prospects, our businesses and investment opportunities, our financial condition and operating results, working capital requirements and anticipated cash needs, contractual restrictions (including under the terms of our 2019 Credit Agreement as amended) and legal, tax, regulatory and such other factors as we may deem relevant. There have been no material changes to the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer purchases of equity securities.

In December 2021, the Company’s Board of Directors authorized a sixth share repurchase program whereby the Company may repurchase up to an additional $15.0 million of the Company’s common stock in the open market or in privately negotiated transactions. The amount and timing of purchases under the share repurchase program authorized in December 2021 will depend on a number of factors, including the price and availability of the Company’s shares, trading volume, capital availability, Company performance and general economic and market conditions. The program can be suspended or discontinued at any time. The December 2021 share repurchase program took effect in January 2022, upon the completion of the May 2021 share repurchase program, and expires on December 31, 2022.

During the three months ended March 31, 2022, the Company repurchased 292,570 shares of common stock at a total cost of $9.4 million for an average price of $32.26 per share. As of March 31, 2022, a total of $6.6 million was available for future repurchases under the current share repurchase program, and a cumulative total of 4,361,057 shares of common stock had been repurchased under programs authorized by the Company’s Board of Directors at a total cost of $83.4 million for an average price of $19.13 per share.

The following table sets out information regarding purchases of equity securities by the Company for the three months ended March 31, 2022.

			Total Number of Shares	Approximate Dollar Value
	Total Number of	Average Price	of Class A Common	That May Yet Be Purchased
	Shares of Class A	Paid Per Share	Stock Purchased as Part of	Under Outstanding
	Common Stock	of Class A	Publicly Announced	Plans or Programs
Period	Purchased	Common Stock	Plans or Programs	(in millions)
Jan 1-31, 2022	57,895	$33.17	57,895	$14.1
Feb 1-28, 2022	81,170	33.53	81,170	11.4
March 1-31, 2022	153,505	31.24	153,505	6.6
Total	292,570	$32.26	292,570

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
101

The following information formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2022 and 2021, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021, (v) Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2022 and 2021; (vi) Notes to Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2022 and 2021.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of May, 2022.

VICTORY CAPITAL HOLDINGS, INC.

By:	/s/ MICHAEL D. POLICARPO
	Name:	Michael D. Policarpo
	Title:	President, Chief Financial Officer and Chief Administrative Officer