Form 10-Q
period 2022-06-30
Victory Capital Holdings, Inc.
filed 2022-08-08
CIK 1570827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

The number of outstanding shares of the registrant’s Common Stock, par value $0.01 per share as of July 31, 2022 was 68,448,491.

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

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except shares data)

	June 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$42,718	$69,533
Receivables	90,900	104,305
Prepaid expenses	7,760	6,654
Investments, at fair value	29,498	31,724
Property and equipment, net	24,609	25,295
Goodwill	981,805	981,805
Other intangible assets, net	1,332,484	1,349,797
Other assets	57,796	10,633
Total assets	$2,567,570	$2,579,746

Liabilities and stockholders' equity
Accounts payable and accrued expenses	$45,737	$62,102
Accrued compensation and benefits	48,308	53,905
Consideration payable for acquisition of business	278,400	309,380
Deferred tax liability, net	90,914	63,120
Other liabilities	48,534	33,388
Long-term debt, net	1,017,496	1,127,924
Total liabilities	1,529,389	1,649,819

Stockholders' equity
Common stock, $0.01 par value per share: 2022 - 600,000,000 shares authorized, 78,361,311 shares issued and 68,365,862 shares outstanding; 2021 - 600,000,000 shares authorized, 77,242,372 shares issued and 68,662,779 shares outstanding	784	772
Additional paid-in capital	685,543	673,572
Treasury stock, at cost: 2022 - 9,995,449 shares; 2021 - 8,579,593 shares	(193,701)	(153,200)
Accumulated other comprehensive income	27,175	5,972
Retained earnings	518,380	402,811
Total stockholders' equity	1,038,181	929,927
Total liabilities and stockholders' equity	$2,567,570	$2,579,746

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Investment management fees	$168,129	$168,033	$347,594	$328,317
Fund administration and distribution fees	47,877	53,871	98,431	106,536
Total revenue	216,006	221,904	446,025	434,853

Expenses
Personnel compensation and benefits	57,582	57,462	122,483	116,468
Distribution and other asset-based expenses	40,868	44,223	84,452	86,326
General and administrative	13,921	13,713	26,683	27,023
Depreciation and amortization	10,758	4,694	21,365	9,079
Change in value of consideration payable for acquisition of business	(26,600)	5,700	(30,100)	8,200
Acquisition-related costs	143	422	260	258
Restructuring and integration costs	8	422	17	2,475
Total operating expenses	96,680	126,636	225,160	249,829

Income from operations	119,326	95,268	220,865	185,024

Other (expense) income
Interest income and other (expense) income	(3,443)	1,932	(3,650)	4,666
Interest expense and other financing costs	(9,925)	(6,155)	(19,158)	(13,000)
Loss on debt extinguishment	(963)	(1,146)	(2,518)	(3,927)
Total other expense, net	(14,331)	(5,369)	(25,326)	(12,261)

Income before income taxes	104,995	89,899	195,539	172,763

Income tax expense	(25,790)	(20,629)	(45,061)	(38,291)

Net income	$79,205	$69,270	$150,478	$134,472

Earnings per share of common stock
Basic	$1.16	$1.02	$2.19	$1.98
Diluted	$1.09	$0.93	$2.05	$1.81

Weighted average number of shares outstanding
Basic	68,521	67,776	68,633	67,769
Diluted	72,867	74,166	73,265	74,155

Dividends declared per share of common stock	$0.25	$0.12	$0.50	$0.21

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$79,205	$69,270	$150,478	$134,472

Other comprehensive income (loss), net of tax
Net unrealized income (loss) on cash flow hedges	5,214	(2,971)	21,490	7,802
Net unrealized income (loss) on foreign currency translation	(210)	11	(287)	9
Total other comprehensive income (loss), net of tax	5,004	(2,960)	21,203	7,811

Comprehensive income	$84,209	$66,310	$171,681	$142,283

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In thousands)

				Accumulated
			Additional	Other
			Paid-In	Comprehensive	Retained
	Common Stock	Treasury Stock	Capital	Income	Earnings	Total
Balance, December 31, 2021	$772	$(153,200)	$673,572	$5,972	$402,811	$929,927
Issuance of common stock	—	—	69	—	—	69
Repurchase of shares	—	(9,437)	—	—	—	(9,437)
Shares withheld related to net settlement of equity awards	—	(9,317)	—	—	—	(9,317)
Vesting of restricted share grants	5	—	(5)	—	—	—
Exercise of options	2	—	1,231	—	—	1,233
Other comprehensive income	—	—	—	16,199	—	16,199
Share-based compensation	—	—	3,945	—	—	3,945
Dividends paid	—	—	—	—	(17,618)	(17,618)
Net income	—	—	—	—	71,273	71,273
Balance, March 31, 2022	779	(171,954)	678,812	22,171	456,466	986,274
Issuance of common stock	—	—	80	—	—	80
Repurchase of shares	—	(16,908)	—	—	—	(16,908)
Shares withheld related to net settlement of equity awards	—	(4,839)	—	—	—	(4,839)
Vesting of restricted share grants	1	—	(1)	—	—	—
Exercise of options	4	—	1,687	—	—	1,691
Other comprehensive income	—	—	—	5,004	—	5,004
Share-based compensation	—	—	4,965	—	—	4,965
Dividends paid	—	—	—	—	(17,291)	(17,291)
Net income	—	—	—	—	79,205	79,205
Balance, June 30, 2022	784	(193,701)	685,543	27,175	518,380	1,038,181

						Accumulated
					Additional	Other	Retained
	Common Stock		Treasury Stock		Paid-In	Comprehensive	(Deficit)
	Class A	Class B	Class A	Class B	Capital	(Loss) Income	Earnings	Total
Balance, December 31, 2020	$194	$548	$(47,844)	$(47,080)	$647,602	$(7,460)	$161,581	$707,541
Issuance of common stock	—	—	—	—	44	—	—	44
Share conversion - Class B to A	2	(2)	—	—	—	—	—	—
Repurchase of shares	—	—	(7,122)	—	—	—	—	(7,122)
Shares withheld related to net settlement of equity awards	—	—	—	(10,916)	—	—	—	(10,916)
Vesting of restricted share grants	—	9	—	—	(9)	—	—	—
Exercise of options	—	1	—	—	789	—	—	790
Other comprehensive loss	—	—	—	—	—	10,771	—	10,771
Share-based compensation	—	—	—	—	5,547	—	—	5,547
Dividends paid	—	—	—	—	—	—	(6,481)	(6,481)
Net income	—	—	—	—	—	—	65,202	65,202
Balance, March 31, 2021	196	556	(54,966)	(57,996)	653,973	3,311	220,302	765,376
Issuance of common stock	—	—	—	—	53	—	—	53
Share conversion - Class B to A	2	(2)	—	—	—	—	—	—
Repurchase of shares	—	—	(8,324)	—	—	—	—	(8,324)
Shares withheld related to net settlement of equity awards	—	—	—	(4,929)	—	—	—	(4,929)
Vesting of restricted share grants	—	2	—	—	(2)	—	—	—
Exercise of options	—	2	—	—	1,551	—	—	1,553
Other comprehensive loss	—	—	—	—	—	(2,960)	—	(2,960)
Share-based compensation	—	—	—	—	4,345	—	—	4,345
Dividends paid	—	—	—	—	—	—	(8,228)	(8,228)
Net income	—	—	—	—	—	—	69,270	69,270
Balance, June 30, 2021	198	558	(63,290)	(62,925)	659,920	351	281,344	816,156

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net income	$150,478	$134,472
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	21,033	10,623
Depreciation and amortization	21,365	9,079
Deferred financing costs and derivative and accretion expense	2,296	1,844
Stock-based and deferred compensation	6,995	16,476
Change in fair value of contingent consideration obligations	(30,100)	8,200
Unrealized (appreciation) depreciation on investments	4,089	(4,530)
Noncash lease expense	196	—
Loss on equity method investment	66	157
Loss on debt extinguishment	2,518	3,927
Changes in operating assets and liabilities:
Receivables	13,419	(10,300)
Prepaid expenses	(1,107)	(148)
Other assets	(86)	—
Accounts payable and accrued expenses	(16,677)	5,707
Accrued compensation and benefits	(8,483)	(10,886)
Other liabilities	(947)	(449)
Net cash provided by operating activities	165,055	164,172

Cash flows from investing activities
Purchases of property and equipment	(2,910)	(5,567)
Purchases of investments	(10,043)	(5,563)
Sales of investments	8,181	4,020
Purchase of equity method investment	(1,500)	—
Acquisition of business and assets, net of cash acquired	(880)	(207)
Net cash used in investing activities	(7,152)	(7,317)

Cash flows from financing activities
Issuance of common stock	3,073	2,440
Repurchase of common stock	(29,363)	(17,689)
Payments of taxes related to net share settlement of equity awards	(8,556)	(11,083)
Repayments of long-term senior debt	(115,000)	(107,000)
Payment of dividends	(34,739)	(14,638)
Net cash used in financing activities	(184,585)	(147,970)

Effect of changes of foreign exchange rate on cash and cash equivalents	(133)	(7)

Net (decrease) increase in cash and cash equivalents	(26,815)	8,878
Cash and cash equivalents, beginning of period	69,533	22,744
Cash and cash equivalents, end of period	$42,718	$31,622

Supplemental cash flow information
Cash paid for interest	$14,480	$10,567
Cash paid for income taxes	23,154	34,181
Noncash items
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$2,991	$—

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

In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the financial condition, results of operations, and cash flows for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current year presentation. Operating results for the three- and six-month periods ending June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

New Accounting Pronouncements

Accounting Standards Adopted or Applied in 2022

•

Leases: Effective January 1, 2022, the Company adopted ASU 2016-02, “Leases (Topic 842)” (the “New Lease Standard”) which supersedes previous lease guidance, Accounting Standards Codification (“ASC”) Topic 840 (“ASC Topic 840”). The New Lease Standard required lessees to recognize a right-of-use (“ROU”) asset and a lease liability for all leases (with the exception of short-term leases) on their balance sheet at the commencement date and recognize expenses on their income statement similar to ASC Topic 840 guidance. In addition, the FASB issued ASU 2018-11, “Leases Targeted Improvements,” which provided a package of practical expedients for entities to apply upon adoption.

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

•

Reference Rate Reform: In March 2020, the Financial Accounting Standards Board (the “FASB”) issued ASU 2020-04, (“ASU 2020-04”), “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 contains optional practical expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments in this guidance are effective for all entities through December 31, 2022. In April 2022, the FASB issued a proposal to defer the sunset date of ASU 2020-04 to December 31, 2024 from December 31, 2022.

The Company currently elects to use the three-month LIBOR rate plus the margin on LIBOR required by the 2019 Credit Agreement to pay interest on its debt. The 2019 Credit Agreement provides for a mechanism for determining an alternative interest rate following the phase-out of LIBOR, which for the three-month rate is expected to occur following the publication of LIBOR rates on June 30, 2023.  Under the Company’s cash flow hedge, the Company pays interest at a fixed rate of interest on a quarterly basis and receives interest at the three-month LIBOR rate in effect for that quarter.

The Company has elected to use the guidance in ASU 2020-04 for its cash flow hedge to assert that it remains probable that the hedged forecasted transaction will occur.

Recently Issued Accounting Standards

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

•

Fair Value Measurements: In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” to clarify guidance for determining the fair value of certain equity securities and eliminate diversity in practice. ASU 2022-03 states that contractual sale restrictions should not be considered when measuring the fair value of an equity security and requires new disclosures for entities with equity securities subject to contractual sale restrictions. The effective date for calendar-year public business entities is January 1, 2024.  As an EGC, the Company will adopt ASU 2022-03 on January 1, 2025. Early adoption is permitted. As the Company does not have equity securities subject to contractual sale restrictions, ASU 2022-03 is not expected to impact its consolidated financial statements.

NOTE 3. Revenue RECOGNITION

In accordance with revenue recognition standard requirements, the following table disaggregates our revenue by type and product:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Investment management fees
Mutual funds (Victory/USAA Funds)	$117,354	$134,675	$244,827	$262,421
ETFs (VictoryShares)	5,016	4,000	9,950	7,454
Separate accounts and other vehicles	46,314	31,102	94,612	60,643
Performance-based fees
Mutual funds (USAA Funds)	(380)	(1,553)	(1,283)	(2,992)
Separate accounts and other vehicles	(175)	(191)	(512)	791
Total investment management fees	$168,129	$168,033	$347,594	$328,317

Fund administration and distribution fees
Administration fees
Mutual funds (Victory/USAA Funds)	$26,337	$30,013	$54,721	$59,017
ETFs (VictoryShares)	901	460	1,422	901
Distribution fees
Mutual funds (Victory/USAA Funds)	6,342	7,346	13,136	14,284
Transfer agent fees
Mutual funds (USAA Funds)	14,297	16,052	29,152	32,334
Total fund administration and distribution fees	$47,877	$53,871	$98,431	$106,536

Total revenue	$216,006	$221,904	$446,025	$434,853

The following table presents balances of receivables:

(in thousands)	June 30, 2022	December 31, 2021
Customer receivables
Mutual funds (Victory/USAA Funds)	$54,108	$65,304
ETFs (VictoryShares)	2,008	1,934
Separate accounts and other vehicles	29,227	30,519
Receivables from contracts with customers	85,343	97,757
Non-customer receivables	5,557	6,548
Total receivables	$90,900	$104,305

Revenue

The Company’s revenue includes fees earned from providing;

•	investment management services,
•	fund administration services,
•	fund transfer agent services, and
•	fund distribution services.

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

The fair value of Level 3 assets held by alternative investment vehicles is determined under the respective valuation policy for each fund. The valuation policies address the fact that substantially all the investments of a fund may not have readily available market information and therefore the fair value for these assets is typically determined using unobservable inputs and models that may include subjective assumptions. AUM reported by the Company for alternative investment vehicles may not necessarily equal the funds’ net asset values or the total fair value of the funds’ portfolio investments as AUM represents the basis for calculating management fees.

For the periods presented, less than one percent of the Company’s total AUM were Level 3 assets priced without a quoted market price, broker price quote or pricing service quotation.

NOTE 4. ACQUISITIONS

USAA AMCO Acquisition

Under the terms of the USAA AMCO Acquisition purchase agreement, a maximum of $150.0 million ($37.5 million per year) in contingent payments is payable to sellers based on the annual revenue of USAA Adviser attributable to all “non-managed money”-related AUM in each of the first four years following the closing. To receive any contingent payment in respect of “non-managed money”-related assets for a given year, annual revenue from “non-managed money”-related assets must be at least 80% of the revenue run-rate (as calculated under the Stock Purchase Agreement) of the USAA Adviser’s “non-managed money”-related assets under management as of the closing date, and to achieve the maximum contingent payment for a given year, such annual revenue must total at least 100% of that closing date revenue run-rate. At June 30, 2022, a maximum of $75.0 million in contingent consideration ($37.5 million per year for the remaining 2 years of the earn out period) was potentially payable to sellers.

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

Significant inputs to the valuation of contingent consideration payable to sellers as of June 30, 2022 and December 31, 2021 are as follows and are approximate values:

	June 30, 2022	December 31, 2021
Non-managed money revenue 4 year average annual growth rate	0%	6%
Market price of risk	6%	6%
Revenue volatility	16%	17%
Discount rate	8%	3%
Years remaining in earn out period	1.4	1.9
Undiscounted estimated remaining earn out payments in millions	$61- $75	$72 - $75

The estimated fair value of contingent consideration payable to sellers at June 30, 2022 was estimated at $57.0 million and is recorded in consideration payable for acquisition of business in the unaudited Condensed Consolidated Balance Sheets. The decrease in the liability of $11.8 million from $68.8 million at December 31, 2021 was recorded in change in value of consideration payable for acquisition of business in the unaudited Condensed Consolidated Statements of Operations.

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

The Company determined that substantially all of the contingent payments payable per the NEC purchase agreement represent compensation for post-closing services. Accordingly, these contingent payments were excluded from the purchase price for the NEC Acquisition. The Company records compensation expense over the estimated service period on a straight-line basis in an amount equal to the total contingent payments currently forecasted to be paid. In the three and six months of 2022, the Company recorded $1.8 million and $3.7 million in NEC contingent payment compensation expense, which is included in personnel compensation and benefits in the unaudited Condensed Consolidated Statements of Operations. At June 30, 2022, the liability for NEC contingent payments totaled $4.7 million, which is included in accrued compensation and benefits in the unaudited Condensed Consolidated Balance Sheets.

As of June 30, 2022, the purchase price allocation for the NEC Acquisition is preliminary as all of the customary post-closing purchase adjustments have not been finalized. The final purchase price allocation may reflect changes to the provisional valuations for accounts payable and accrued expenses. Adjustments will be made, as necessary, during the measurement period of up to one year after the closing date.

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

The aggregate purchase price (the “WestEnd Purchase Price”) for the WestEnd Acquisition is estimated at $716.1 million, net of cash acquired, which includes (i) $475.8 million in cash paid at closing (the “WestEnd Closing”) net of cash acquired, plus the acquisition date value of contingent payments due to sellers of $239.7 million plus $0.6 million paid in cash in April 2022 for net working capital adjustments. The contingent earn-out payments are based on net revenue of the WestEnd business during each of the first four years following the WestEnd Closing, subject to certain “catch-up” provisions over a five and one half year period following the WestEnd Closing. A maximum of $320.0 million ($80.0 million per year) in earn-out payments may be paid.

In connection with the closing of the WestEnd Acquisition, the Company entered into the Third Amendment to the 2019 Credit Agreement and obtained incremental term loans in an aggregate principal amount of $505.0 million to fund the acquisition and pay fees and expenses related to the transaction. Please refer to Note 9, Debt, for more information on the 2021 Incremental Term Loans.

A total of $2.9 million of the cash paid at closing was placed in escrow. In April 2022, the $0.5 million of escrow funds reserved for purchase price adjustments was released to sellers. The remaining $2.4 million of escrow funds remains available to compensate the Company for eligible claims under the purchase agreement’s indemnification provisions.

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

As of June 30, 2022, the purchase price allocation for the WestEnd Acquisition is preliminary as the final calculations may reflect changes to the provisional valuations for accounts payable and accrued expenses. Adjustments will be made, as necessary, during the measurement period of up to one year after the closing date.

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

A maximum of $320.0 million ($80.0 million per year) is payable to sellers in contingent payments. The fair value of contingent consideration payable to sellers was estimated at $221.4 million at June 30, 2022, a decrease of $18.3 million from December 31, 2021. Significant inputs to the valuation of contingent consideration payable to sellers as of June 30, 2022 and December 31, 2021 are as follows and are approximate values:

		December 31, 2021
	June 30, 2022	Acquisition Date
Net revenue 5 year average annual growth rate	36%	38%
Market price of risk adjustment for revenue (continuous)	10%	11%
Revenue volatility	20%	21%
Discount rate	8%	4%
Years remaining in earn out period	5.3	5.8
Undiscounted estimated remaining earn out payments $ millions	$278 - $320	$277 - $320

Actual and Pro Forma Results for WestEnd

WestEnd revenue for the three and six months ended June 30, 2022, was as follows:

	Unaudited	Unaudited
	Three Months Ended	Six Months Ended
(in millions)	June 30, 2022	June 30, 2022
Revenue	$14.6	$29.2

Net income attributable to WestEnd for the three and six months ended June 30, 2022 is impractical to determine as the Company does not prepare discrete financial information at that level.

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

	Unaudited	Unaudited
	Three Months Ended	Six Months Ended
(in thousands, except per share amount)	June 30, 2021	June 30, 2021
Revenue	$232,711	$454,724
Net income	69,218	133,028

Earnings per share of common stock
Basic	$1.02	$1.96
Diluted	$0.93	$1.79

Weighted average number of shares outstanding
Basic	67,776	67,769
Diluted	74,166	74,155

Acquisition-Related Costs

Costs related to acquisitions are summarized below and include legal and filing fees, advisory services, mutual fund proxy voting costs and other one-time expenses related to the transactions. These costs are included in acquisition-related costs in the unaudited Condensed Consolidated Statements of Operations.

	Acquisition-related costs
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
NEC	$36	$310	$65	$310
WestEnd	21	—	62	—
Other	86	112	133	(52)
Total acquisition-related costs	$143	$422	$260	$258

Restructuring and Integration Costs

In connection with business combinations, asset purchases and changes in business strategy, the Company incurs costs integrating investment platforms, products and personnel into existing systems, processes and service provider arrangements and restructuring the business to capture operating expense synergies.

The following table presents the rollforward of restructuring and integration liabilities, which are recorded in accounts payable and accrued expenses in the unaudited Condensed Consolidated Balance Sheets, for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Liability balance, beginning of period	$0.3	$1.4	$0.3	$1.0
Severance expense
USAA AMCO Acquisition	—	0.1	—	1.6
Other	—	—	—	0.2
Integration costs
USAA AMCO Acquisition	—	0.1	—	0.5
Other	—	0.2	—	0.2
Total restructuring and integration costs	—	0.4	—	2.5
Settlement of liabilities	(0.3)	(1.0)	(0.3)	(2.7)
Liability balance, end of period	$—	$0.8	$—	$0.8

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

The table below shows assets and liabilities measured at fair value on a recurring basis.

	As of June 30, 2022
(in thousands)	Total	Level 1	Level 2	Level 3
Financial Assets
Money market funds	$10,009	$10,009	$—	$—
Investments in proprietary funds	671	671	—	—
Deferred compensation plan investments	28,827	28,827	—	—
Interest rate swap asset	36,110	—	36,110	—
Total Financial Assets	$75,617	$39,507	$36,110	$—
Financial Liabilities
Contingent consideration arrangements	(278,400)	—	—	(278,400)
Total Financial Liabilities	$(278,400)	$—	$—	$(278,400)

	As of December 31, 2021
(in thousands)	Total	Level 1	Level 2	Level 3
Financial Assets
Investments in proprietary funds	$912	$912	$—	$—
Deferred compensation plan investments	30,812	30,812	—	—
Interest rate swap asset	7,774	—	7,774	—
Total Financial Assets	$39,498	$31,724	$7,774	$—
Financial Liabilities
Contingent consideration arrangements(1)	(308,500)	—	—	(308,500)
Total Financial Liabilities	$(308,500)	$—	$—	$(308,500)
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

The interest rate swap (the “Swap”) asset and liability represent amounts receivable or payable under a floating-to-fixed interest rate swap transaction entered into by the Company on March 27, 2020. The Swap effectively fixes the interest rate at 3.22% on $450 million of the outstanding Term Loan balance through the Term Loan’s maturity in July 2026. The fair value of the Swap is included in other assets in the unaudited Condensed Consolidated Balance Sheets at June 30, 2022 and December 31, 2021. Pricing is determined based on a third party, model-derived valuation in which all significant inputs are observable in active markets (Level 2). Refer to Note 14, Derivatives, for further detail on the Swap.

Contingent consideration arrangements include the USAA AMCO Acquisition and WestEnd Acquisition earn-out payment liabilities. Contingent consideration arrangements are included in consideration payable for acquisition of business in the unaudited Condensed Consolidated Balance Sheets. Refer to Note 4, Acquisitions, for further details related to the contingent consideration arrangements.

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

The following table presents the change in contingent consideration arrangement liabilities for the six months ended June 30, 2022.

(in thousands)	Contingent Consideration Liabilities
Balance, December 31, 2021	$(308,500)
USAA AMCO change in fair value measurement	11,800
WestEnd change in fair value measurement	18,300
Balance, June 30, 2022	$(278,400)

There were no transfers between any of the Level 1, 2 and 3 categories in the fair value measurement hierarchy from December 31, 2021 to June 30, 2022. The Company recognizes transfers at the end of the reporting period.

The net carrying value of accounts receivable and accounts payable approximates fair value due to the short‑term nature of these assets and liabilities. The fair value of our long-term debt at June 30, 2022 is considered to be its carrying value as the interest rate on the bank debt is variable and approximates current market rates. As a result, Level 2 inputs are utilized to determine the fair value of our long‑term debt.

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

(in thousands)	June 30, 2022	December 31, 2021
Related party assets
Cash and cash equivalents	10,009	—
Receivables (investment management fees)	44,010	53,256
Receivables (fund administration and distribution fees)	14,639	17,123
Prepaid expenses	1,010	304
Investments (investments in proprietary funds, fair value)	671	912
Investments (deferred compensation plan investments, fair value)	26,702	28,643
Total	$97,041	$100,238

Related party liabilities
Accounts payable and accrued expenses (fund reimbursements)	$6,889	$6,695

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Related party revenue
Investment management fees	$128,632	$141,472	$267,469	$274,766
Fund administration and distribution fees	47,877	53,871	98,431	106,536
Total	$176,509	$195,343	$365,900	$381,302

Related party expense
General and administrative	$93	$133	$209	$263

Related party other income (expense)
Interest income and other income (expense)	$(3,193)	$1,908	$(3,538)	$4,583

NOTE 7. Investments

As of June 30, 2022 and December 31, 2021, the Company had investments in proprietary funds and deferred compensation plan investments. Investments in proprietary funds consist entirely of seed capital investments in certain Victory Funds and USAA Funds. Deferred compensation plan investments are held under deferred compensation plans and include Victory Funds, USAA Funds and third-party mutual funds.

Unrealized and realized gains and losses on investments in proprietary funds and deferred compensation plan investments are recorded in earnings as interest income and other income (expense).

Investments in Proprietary Funds

The following table presents a summary of the cost and fair value of investments in proprietary funds:

		Gross Unrealized		Fair
(in thousands)	Cost	Gains	(Losses)	Value
As of June 30, 2022	$723	$44	$(96)	$671
As of December 31, 2021	769	169	(26)	912

Proceeds from sales of investments in proprietary funds and realized gains and losses recognized during the periods ended June 30, 2022 and 2021 are as follows:

	Sale	Realized
(in thousands)	Proceeds	Gains	(Losses)
For the three months ended June 30, 2022	$—	$—	$—
For the three months ended June 30, 2021	196	50	—

	Sale	Realized
(in thousands)	Proceeds	Gains	(Losses)
For the six months ended June 30, 2022	$65	$—	$(2)
For the six months ended June 30, 2021	215	50	—

Deferred Compensation Plan Investments

The following table presents a summary of the cost and fair value of deferred compensation plan investments:

		Gross Unrealized		Fair
(in thousands)	Cost	Gains	(Losses)	Value
As of June 30, 2022	$30,738	$870	$(2,781)	$28,827
As of December 31, 2021	27,174	4,266	(628)	30,812

Proceeds from sales of deferred compensation plan investments and realized gains and losses recognized during the periods ended June 30, 2022 and 2021 are as follows:

	Sale	Realized
(in thousands)	Proceeds	Gains	(Losses)
For the three months ended June 30, 2022	$6,932	$1,769	$(203)
For the three months ended June 30, 2021	1,915	218	—

	Sale	Realized
(in thousands)	Proceeds	Gains	(Losses)
For the six months ended June 30, 2022	$8,116	$1,872	$(215)
For the six months ended June 30, 2021	3,805	307	(28)

NOTE 8. Income Taxes

The effective tax rate for the three months ended June 30, 2022 and 2021 differs from the United States federal statutory rate primarily as a result of state and local income taxes, excess tax benefits on share-based compensation and certain non-deductible expenses.

For the three months ended June 30, 2022 and 2021, the provision for income taxes was $25.8 million and $20.6 million, or 24.6% and 22.9%, of pre-tax income respectively. For the six months ended June 30, 2022 and 2021, the provision for income taxes was $45.1 million and $38.3 million, or 23.0% and 22.2%, of pre-tax income respectively. The effective tax rate for the three and six months ended June 30, 2022 was higher than the effective tax rate for the same periods in 2021 mainly due to lower excess tax benefits on share-based compensation and an increase in certain non-deductible expenses.

No valuation allowance was recorded for deferred tax assets in the three and six months ended June 30, 2022 and 2021.

NOTE 9. Debt

2020 Debt Repricing

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

2021 Debt Repricing

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

The following table presents the components of long-term debt in the unaudited Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021:

(in thousands)	June 30, 2022	December 31, 2021	Effective Interest Rate as of June 30, 2022
Term Loans
Due July 2026, 3.22% interest rate, resets July 6, 2022	$646,239	$646,239	3.62%
Due December 2028, 4.50% interest rate, reset June 30, 2022	390,000	505,000	4.82%
Term loan principal outstanding	1,036,239	1,151,239
Unamortized debt issuance costs	(13,057)	(16,436)
Unamortized debt discount	(5,686)	(6,879)
Long-term debt, net	$1,017,496	$1,127,924

The Company elects to use the three-month LIBOR rate plus the margin on LIBOR required by the 2019 Credit Agreement to pay interest on its debt.  The 2019 Credit Agreement provides for a mechanism for determining an alternative interest rate following the phase-out of LIBOR, which for the three-month rate is expected to occur following the publication of LIBOR rates on June 30, 2023. In addition, the 2019 Credit Agreement contains customary affirmative and negative covenants, including covenants that affect, among other things, the ability of the first lien leverage ratio, measured as of the last day of each fiscal quarter on which outstanding borrowings under the revolving credit facility exceed 35.0% of the commitments thereunder (excluding certain letters of credit), of no greater than 3.80 to 1.00. As of June 30, 2022, there were no outstanding borrowings under the revolving credit facility and the Company was in compliance with the financial performance covenant.

Repayments of outstanding term loans under the 2019 Credit Agreement totaled $45.0 million and $115.0 million for the three and six months ended June 30, 2022, respectively. Refer to Note 17, Subsequent Events, for information related to term loan activity subsequent to June 30, 2022.

The Company recognized a loss on debt extinguishment of $1.0 million and $2.5 million in the three and six months ended June 30, 2022, respectively, due to repayments of term loan principal.

A total of $57.0 million and $107.0 million of the outstanding term loans under the 2019 Credit Agreement was repaid during the three and six months ended June 30, 2021, respectively. The Company recognized a net loss on debt extinguishment of $1.1 million and $3.9 million in the three and six months ended June 30, 2021 due to term loan repayments and entering into the Second Amendment.

Interest Expense

The following table presents the components of interest expense and other financing costs on the unaudited Condensed Consolidated Statements of Operations for the periods ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Interest expense	$8,628	$4,348	$15,748	$9,277
Amortization of debt issuance costs	807	585	1,650	1,247
Amortization of debt discount	318	276	646	597
Interest rate swap expense	52	874	901	1,692
Other	120	72	213	187
Total	$9,925	$6,155	$19,158	$13,000

NOTE 10. Equity

Shares Rollforward

The following tables present the changes in the number of shares of common stock issued and repurchased (in thousands):

	Shares of Common Stock Issued	Shares of Treasury Stock
Balance, December 31, 2021	77,242	(8,580)
Issuance of shares	3	—
Repurchase of shares	—	(293)
Vesting of restricted share grants	481	—
Exercise of options	222	—
Shares withheld related to net settlement of equity awards	—	(285)
Balance, March 31, 2022	77,948	(9,158)
Issuance of shares	3	—
Repurchase of shares	—	(640)
Vesting of restricted share grants	139	—
Exercise of options	271	—
Shares withheld related to net settlement of equity awards	—	(197)
Balance, June 30, 2022	78,361	(9,995)

	Shares of Common Stock Issued		Shares of Treasury Stock
	Class A	Class B	Class A	Class B
Balance, December 31, 2020	19,389	54,767	(3,183)	(3,431)
Issuance of shares	1	—	—	—
Share conversion - Class B to A	221	(221)	—	—
Repurchase of shares	—	—	(287)	—
Vesting of restricted share grants	—	953	—	—
Exercise of options	—	109	—	—
Shares withheld related to net settlement of equity awards	—	—	—	(431)
Balance, March 31, 2021	19,611	55,608	(3,470)	(3,862)
Issuance of shares	2	—	—	—
Share conversion - Class B to A	204	(204)	—	—
Repurchase of shares	—	—	(288)	—
Vesting of restricted share grants	—	143	—	—
Exercise of options	—	236	—	—
Shares withheld related to net settlement of equity awards	—	—	—	(159)
Balance, June 30, 2021	19,817	55,783	(3,758)	(4,021)

Share Repurchase Program

On May 5, 2022, the Company’s Board of Directors approved a new share repurchase program (the “2022 Share Repurchase Program”) authorizing the repurchase of up to $100.0 million of the Company’s Common Stock. Under the 2022 Share Repurchase Program, which took effect in May 2022, the Company may purchase its shares from time to time until December 31, 2023 in privately negotiated transactions, through block trades, pursuant to open market purchases, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the SEC. The amount and timing of purchases under the 2022 Share Repurchase Program will depend on a number of factors including the price and availability of the Company’s shares, trading volume, capital availability, Company performance and general economic and market conditions. The 2022 Share Repurchase Program can be suspended or discontinued at any time.

During the three months ended June 30, 2022, the Company repurchased 640,125 shares of Common Stock at a total cost of $16.9 million for an average price of $26.41 per share. During the six months ended June 30, 2022, 932,695 shares were repurchased at a total cost of $26.3 million for an average price of $28.25. As of June 30, 2022, a total of $89.7 million was available for future repurchases under the 2022 Share Repurchase Program, and a cumulative total of 5,001,182 shares of Common Stock had been repurchased under programs authorized by the Company’s Board of Directors at a total cost of $100.3 million for an average price of $20.06 per share.

Dividend Payments

Dividends paid or payable for the six months ended June 30, 2022 totaled $34.9 million and included quarterly dividends of $34.3 million and $0.6 million in cash bonuses and distributions related to dividends previously declared upon vesting of restricted stock and stock option awards.

At June 30, 2022 and December  31, 2021, the amount of cash bonuses and distributions related to dividends previously declared on unvested and outstanding restricted share awards and stock options totaled $1.0 million, which was not recorded as a liability as of the balance sheet date. A liability will be recorded for these cash bonuses and dividends when the restricted shares and options vest.

NOTE 11. Share‑Based Compensation

Current Period Activity

During the three months ended June 30, 2022, the Company issued restricted stock awards for 34,314 shares of common stock, of which awards for 10,123 shares were fully vested on the grant date and awards for 24,191 shares vest over two years. For the six months ended June 30, 2022, the Company issued restricted stock awards for 548,537 shares of common stock, of which awards for 18,118 shares were fully vested on the grant date, awards for 369,260 shares vest over two years, awards for 3,108 shares vest over thirty-three months, and awards for 158,051 shares vest over three years.

Stock option award and restricted stock award activity during the six months ended June 30, 2022 and 2021 was as follows:

	Shares Subject to Stock Option Awards
	Six Months Ended June 30,
	2022			2021
	Avg wtd	Avg wtd		Avg wtd	Avg wtd
	grant-date	exercise		grant-date	exercise
	fair value	price	Units	fair value	price	Units
Outstanding at beginning of period	$3.94	$6.71	5,315,210	$3.91	$6.50	6,865,101
Forfeited	6.46	14.15	(451)	5.26	10.63	(75,887)
Exercised	3.68	5.93	(492,817)	4.09	6.80	(344,780)
Outstanding at end of the period	$3.97	$6.79	4,821,942	$3.89	$6.44	6,444,434
Vested	$3.92	$6.65	4,617,326	$3.80	$6.18	6,016,911
Unvested	5.05	9.92	204,616	5.10	10.04	427,523

	Restricted Stock Awards
	Six Months Ended June 30,
	2022		2021
	Avg wtd grant-		Avg wtd grant-
	date fair value	Units	date fair value	Units
Unvested at beginning of period	$17.75	1,352,839	$14.99	2,827,008
Granted	31.83	548,537	26.71	250,600
Vested	17.30	(620,111)	15.02	(1,095,668)
Forfeited	28.86	(8,519)	16.13	(89,719)
Unvested at end of period	$23.94	1,272,746	$16.46	1,892,221

The Company recorded $5.0 million and $4.3 million of share-based compensation expense in the three months ended June 30, 2022 and 2021, respectively, and $8.9 million and $9.9 million of share-based compensation in the six months ended June 30, 2022 and 2021, respectively, in personnel compensation and benefits in the unaudited Condensed Consolidated Statements of Operations.

NOTE 12. Earnings Per Share

The following table sets forth the reconciliation of basic earnings per share and diluted earnings per share from net income for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands except per share amounts)	2022	2021	2022	2021
Net income	$79,205	$69,270	$150,478	$134,472
Shares:
Basic: Weighted average number of shares outstanding	68,521	67,776	68,633	67,769
Plus: Incremental shares from assumed conversion of dilutive instruments	4,346	6,390	4,632	6,386
Diluted: Weighted average number of shares outstanding	72,867	74,166	73,265	74,155
Earnings per share
Basic:	$1.16	$1.02	$2.19	$1.98
Diluted:	$1.09	$0.93	$2.05	$1.81

Outstanding instruments excluded from the computation of weighted average shares for diluted earnings per share because the effect would be anti-dilutive was 0.5 million for the three months ended June 30, 2022. Outstanding instruments excluded from the computation of weighted average shares for diluted earnings per share because the effect would be anti-dilutive were de minimus in amount for the six months ended June 30, 2022 and 2021 and the three months ended June 30, 2021. Holders of non-vested share-based compensation awards do not have rights to receive nonforfeitable dividends on the shares covered by the awards.

NOTE 13. Accumulated Other Comprehensive Income (Loss)

The following table presents changes in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2022 and 2021.

		Cumulative
	Cash Flow	Translation
(in thousands)	Hedges (a)	Adjustment	Total
Balance, December 31, 2021	$5,895	$77	$5,972
Other comprehensive income (loss) before reclassification and tax	27,436	(382)	27,054
Tax impact	(6,629)	95	(6,534)
Reclassification adjustments, before tax	901	—	901
Tax impact	(218)	—	(218)
Net current period other comprehensive income (loss)	21,490	(287)	21,203
Balance, June 30, 2022	$27,385	$(210)	$27,175
Balance, December 31, 2020	$(7,573)	$113	$(7,460)
Other comprehensive income (loss) before reclassification and tax	8,616	11	8,627
Tax impact	(2,095)	(2)	(2,097)
Reclassification adjustments, before tax	1,692	—	1,692
Tax impact	(411)	—	(411)
Net current period other comprehensive income (loss)	7,802	9	7,811
Balance, June 30, 2021	$229	$122	$351
(a)	Reclassifications out of accumulated other comprehensive income (loss) related to cash flow hedges are recorded in interest expense and other financing costs.

NOTE 14. DERIVATIVES

Interest Rate Swaps

On March 27, 2020, the Company entered into the Swap to manage interest rate risk associated with a portion of its floating-rate long-term debt. The Company does not purchase or hold any derivative instruments for trading or speculative purposes. Under the terms of the Swap, the Company pays interest at a fixed rate of interest on a quarterly basis and receives interest at the three-month LIBOR rate in effect for that quarter. The notional value, fixed rate of interest and expiration date of the Swap as of June 30, 2022 were

$450 million – 0.965% – July 1, 2026. Refer to Note 5, Fair Value Measurements, for additional disclosures regarding fair value measurements.

The designation of a derivative instrument as a hedge and its ability to meet the hedge accounting criteria determine how the Company reflects the change in fair value of the derivative instrument. A derivative qualifies for hedge accounting treatment if, at inception, it meets defined correlation and effectiveness criteria. These criteria require that the anticipated cash flows and/or changes in fair value of the hedging instrument substantially offset those of the position being hedged. The Swap is assessed for effectiveness and continued qualification for hedge accounting on a quarterly basis. For the three and six months ended June 30, 2022 and since inception, the Swap was deemed to be highly effective.

The Swap is designated as a cash flow hedge. Accordingly, the Swap is measured at fair value with mark-to-market gains or losses deferred and included in accumulated other comprehensive income (loss), net of tax, to the extent the hedge is determined to be effective. Gains or losses from the Swap are reclassified to interest expense in the same period during which the hedged transaction affects earnings. At June 30, 2022, a de minimis amount was recorded as receivable from the Swap counterparty and included in other assets in the unaudited Condensed Consolidated Balance Sheets.

The following table summarizes the classification of the Swap in the unaudited Condensed Consolidated Balance Sheets and the notional amount at June 30, 2022 and December 31, 2021 (in thousands):

Balance Sheets	Description	June 30, 2022	December 31, 2021
Other assets	Fair value of interest rate swap	$36,110	$7,774
	Notional amount	450,000	450,000

The following table summarizes the effects of the Swap in the unaudited Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2022 and 2021 (in thousands):

		Three Months Ended		Six Months Ended
		June 30,		June 30,
Statement of Operations	Description	2022	2021	2022	2021
Interest expense and other financing costs	Loss reclassified from AOCI(L)	$52	$874	$901	$1,692

		Three Months Ended		Six Months Ended
		June 30,		June 30,
Statements of Comprehensive Income	Description	2022	2021	2022	2021
Other comprehensive income (loss)	Income (loss) recognized in AOCI(L), net of tax	$5,214	$(2,971)	$21,490	$7,802

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

Equity method investments are recorded in other assets in the unaudited Condensed Consolidated Balance Sheets. At June 30, 2022 and December 31, 2021, the Company’s equity method investment in Alderwood totaled $2.3 million and $1.1 million, respectively. Gains and losses from equity method investments are recorded in interest income and other income (expense) in the unaudited Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2022 and 2021, losses from equity method investments were de minimis in amount.

NOTE 16. LEASES

The Company determines if a contract is a lease at inception. We have leases primarily for office facilities and information technology equipment. All of our leases are classified as operating leases.

Supplemental balance sheet information related to the Company’s operating leases as of June 30, 2022 was as follows (in thousands):

June 30, 2022
Operating lease ROU assets(1)	$17,809
Current portion of operating lease liabilities(2)	4,495
Noncurrent portion of operating lease liabilities(2)	15,180
Total operating lease liabilities	$19,675

(1)	ROU assets are recorded in other assets on the unaudited Condensed Consolidated Balance Sheets.
(2)	Current portion and noncurrent portion of operating lease liabilities are recorded in other liabilities on the unaudited Condensed Consolidated Balance Sheets.

June 30, 2022
Weighted-average remaining lease term	5.0 years
Weighted-average discount rate	3.9%

The components of lease expense and other lease information as of and during the three and six month periods ended June 30, 2022 are as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2022	June 30, 2022
Operating lease cost	$1,300	$2,665
Short-term lease cost	21	42
Variable lease cost	386	884
Gross lease cost	$1,707	$3,591
Sub-lease income	(206)	(415)
Net lease cost	$1,501	$3,176

Other lease information
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows for operating leases	$1,192	$2,469

Our leases have remaining lease terms of 1 year to 10 years. These leases generally contain renewal options for periods ranging from two to five years. Because the Company is not reasonably certain to exercise these renewal options, the options are not considered in determining the lease term, and associated potential option payments are excluded from lease payments. Expenses associated with operating leases were $1.7 million and $3.6 million for the three and six months ended June 30, 2022, respectively, and are recorded in general and administrative expenses on the unaudited Condensed Consolidated Statement of Operations. Expenses associated with operating leases were $1.8 million and $3.7 million for the three and six months ended June 30, 2021. Variable lease costs, such as utilities and common area maintenance charges, are excluded from lease liabilities and expensed as incurred. The variable lease costs are determined based on terms in the lease contracts and primarily relate to usage of the ROU asset and services received from the lessor.

The following table summarizes the maturity of our operating lease liabilities as of June 30, 2022 (in thousands):

Operating Leases
2022	$2,485
2023	5,269
2024	4,214
2025	3,859
2026	3,070
Thereafter	2,738
Total undiscounted lease payments	21,635
Less: imputed interest	1,960
Total lease liabilities	$19,675

NOTE 17. SUBSEQUENT EVENTS

Subsequent to June 30, 2022, we reduced outstanding principal by $25.6 million, consisting of a $19.0 million reduction on the 2021 Incremental Term Loans and a $6.6 million reduction on the Repriced Term Loans, through repayments and open market term loan debt repurchases and retirements.

In July 2022, Alderwood decided to wind down its business and operations, including the business and operations of its private fund. On July 31, 2022, the Company’s wholly owned subsidiary retired as a member of Alderwood thereby terminating the Company’s commitment to contribute an additional $3 million in capital to Alderwood and $50 million in capital to Alderwood’s private fund. Alderwood returned the $1.5 million in capital the Company contributed pursuant to the Alderwood Amendment on July 27, 2022.

  On August 4, 2022, the Company’s Board of Directors approved a regular quarterly cash dividend of $0.25 per share.  The dividend is payable on September 26, 2022, to shareholders of record on September 12, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to the “Company,” “Victory,” or in the first-person notations of “we,” “us,” and “our” shall mean Victory Capital Holdings, Inc., a Delaware corporation, and its wholly-owned subsidiaries.

Objective

The objective of this section of the Quarterly Report on Form 10-Q is intended to provide a discussion and analysis, from management’s perspective, of the key performance indicators and material information necessary to assess our financial condition and results of operations for the three and six months ended June 30, 2022 and 2021 and cash flows for the six months ended June 30, 2022 and 2021. In addition, we also discuss the Company’s contractual and off-balance sheet arrangements. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2021. This discussion and analysis contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2021.

Overview

Our Business – Victory is a diversified global asset management firm with $154.9 billion in AUM as of June 30, 2022. The Company operates a next-generation business model combining boutique investment qualities with the benefits of an integrated, centralized operating and distribution platform.

The Company provides specialized investment strategies to institutions, intermediaries, retirement platforms and individual investors. With 12 autonomous Investment Franchises and a Solutions Platform, Victory offers a wide array of investment products, including actively and passively managed mutual funds, rules-based and active ETFs, institutional separate accounts, VIPs, ESG and impact investment strategies, alternative investments, private closed-end funds, and a 529 Education Savings Plan. Victory Capital’s strategies are also offered through third-party investment products, including mutual funds, third-party ETF model strategies, retail SMAs and UMAs through wrap account programs, CITs, and UCITs. As of June 30, 2022, our Franchises and our Solutions Platform

collectively managed a diversified set of 129 investment strategies for a wide range of institutional and retail clients and direct investors.

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

We have grown our AUM from $17.9 billion following the management-led buyout with Crestview GP in August 2013 to $154.9 billion at June 30, 2022. We attribute this growth to our success in sourcing acquisitions and evolving them into organic growers, generating strong investment returns, and developing institutional, retail, and direct investor channels with deep penetration.

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

The aggregate purchase price (the “WestEnd Purchase Price”) for the WestEnd Acquisition is estimated at $716.1 million, net of cash acquired, which includes (i) $475.8 million in cash paid at closing (the “WestEnd Closing”) net of cash acquired plus the acquisition date value of contingent payments due to sellers of $239.7 million plus $0.6 million paid in cash in April 2022 for net working capital adjustments. The contingent earn-out payments are based on net revenue of the WestEnd business during each of the first four years following the WestEnd Closing, subject to certain “catch-up” provisions over a five and one half year period following the WestEnd Closing. A maximum of $320.0 million ($80.0 million per year) in earn-out payments may be paid.

The estimated fair value of contingent consideration payable to sellers was estimated at $221.4 million at June 30, 2022 as compared to $239.7 million at December 31, 2021 and is included in consideration payable for acquisition of business in the unaudited Condensed Consolidated Balance Sheets. The decrease in the liability of $18.3 million for the six months ended June 30, 2022 was recorded in change in value of consideration payable for acquisition of business in the unaudited Condensed Consolidated Statements of Operations. Refer to Note 4, Acquisitions, for further details on the WestEnd Acquisition.

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

Nominal consideration was paid for the assets of THB. The THB investment team shares in the revenue generated on their products and benefit from our centralized operational, marketing and distribution platforms. THB has significant room for AUM growth across its product set, which we think will significantly accelerate with our distribution support. Refer to Note 4, Acquisitions, for further details on the THB Acquisition.

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

The estimated fair value of contingent consideration payable to sellers was estimated at $57.0 million at June 30, 2022 as compared to $68.8 million at December 31, 2021 and is included in consideration payable for acquisition of business in the unaudited Condensed Consolidated Balance Sheets. The decrease in the liability of $11.8 million for the six months ended June 30, 2022 was recorded in change in value of consideration payable for acquisition of business in the unaudited Condensed Consolidated Statements of Operations. Refer to Note 4, Acquisitions, for further details on the USAA AMCO Acquisition.

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

The Company also has commitments to contribute additional capital of $50.0 million to a private fund to be launched by Alderwood, subject to certain terms and conditions, including obtaining an agreed amount of aggregate legally binding commitments from investors in the private fund. In July 2022, Alderwood decided to wind down its business and operations, including the business and operations of its private fund. On July 31, 2022, the Company’s wholly owned subsidiary retired as a member of Alderwood thereby terminating the Company’s commitment to contribute an additional $3 million in capital to Alderwood and $50 million in capital to Alderwood’s private fund. Alderwood returned the $1.5 million in capital the Company contributed pursuant to the Alderwood Amendment on July 27, 2022. Refer to Note 15, Equity Method Investment, for further discussion regarding the investment.

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

Business Highlights

Assets under management:

•

AUM at June 30, 2022 decreased by $23.2 billion, or 13.0%, to $154.9 billion from $178.1 billion at March 31, 2022, driven by negative market action of $21.7 billion. Net flows for the quarter ended June 30, 2022 were comprised of $0.6 billion of net long-term outflows and $0.1 billion of net short-term outflows.

•

AUM at June 30, 2022 and 2021 was $154.9 billion and $161.9 billion, respectively. We generated $9.3 billion in gross flows and $0.7 billion in negative net flows for the three months ended June 30, 2022 compared to $10.1 billion in gross flows and $0.2 billion in positive net flows for the same period in 2021. Net flows for the three months ended June 30, 2022 were comprised of $0.6 billion of long-term outflows and $0.1 billion of short-term outflows.

•

AUM at June 30, 2022 and 2021 was $154.9 billion and $161.9 billion, respectively. We generated $20.5 billion in gross flows and $2.3 billion in positive net flows for the six months ended June 30, 2022 compared to $16.9 billion in gross flows and $1.0 billion in negative net flows for the same period in 2021. Net flows for the six months ended June 30, 2022 were comprised of $2.4 billion of net long-term inflows and $0.1 billion of net short-term outflows.

Investment performance:

•

50 of our Victory Capital mutual funds and ETFs had overall Morningstar ratings of four or five stars and 68% of our fund and ETF AUM were rated four or five stars overall by Morningstar. 58% of our strategies by AUM had investment returns in excess of their respective benchmarks over a one-year period, 85% over a three-year period, 79% over a five-year period and 80% over a ten-year period. On an equal-weighted basis, 67% of our strategies have outperformed their benchmarks over a one-year period, 73% over a three-year period, 66% over a five-year period and 71% over a ten-year period.

Financial highlights:

•

Total revenue for the three months ended June 30, 2022 was $216.0 million compared to $221.9 million for the same period in 2021. For the six months ended June 30, 2022 and 2021, total revenue was $446.0 million and $434.9 million, respectively.

•

Net income was $79.2 million for the three months ended June 30, 2022 compared to $69.3 million for the same period in 2021. For the six months ended June 30, 2022 and 2021, net income was $150.5 million and $134.5 million, respectively.

•

Adjusted EBITDA was $106.2 million for the three months ended June 30, 2022, or 49.2 % of revenue, compared to $112.2 million, or 50.6% of revenue, for the same period in 2021. For the six months ended June 30, 2022, Adjusted EBITDA was $220.6 million, or 49.5% of revenue, compared to $219.1 million, or 50.4% of revenue, for the same period in 2021. Refer to “Supplemental Non-GAAP Financial Information” for further information about the Adjusted EBITDA calculation and reconciliation of generally accepted accounting principles (“GAAP”) net income to Adjusted EBITDA.

•

Adjusted Net Income with tax benefit was $80.7 million for the three months ended June 30, 2022 compared to $87.2 million for the three months ended June 30, 2021. For the six months ended June 30, 2022, Adjusted Net Income with tax benefit was $171.1 million compared to $170.8 million for the same period in 2021. Refer to “Supplemental Non-GAAP Financial Information” for further information about the Adjusted Net Income calculation and reconciliation of GAAP net income to Adjusted Net Income.

Key Performance Indicators

The following table is a summary of key performance indicators utilized by management to assess results of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions, except for basis points and percentages)	2022	2021	2022	2021
AUM at period end	$154,947	$161,936	$154,947	$161,936
Average AUM	165,703	158,471	171,283	154,781
Gross flows	9,321	10,074	20,457	16,908
Net short-term flows	(53)	(126)	(106)	(317)
Net long-term flows	(630)	302	2,413	(681)
Net flows	(683)	176	2,307	(998)
Total revenue	216.0	221.9	446.0	434.9
Revenue on average AUM	52.3 bps	56.2 bps	52.5 bps	56.7 bps
Net income	79.2	69.3	150.5	134.5
Adjusted EBITDA(1)	106.2	112.2	220.6	219.1
Adjusted EBITDA Margin(2)	49.2%	50.6%	49.5%	50.4%
Adjusted Net Income(1)	71.4	80.3	152.5	157.0
Tax benefit of goodwill and acquired intangibles(3)	9.3	6.9	18.6	13.8

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

The following table presents our AUM by asset class as of the dates indicated:

	As of
	June 30,
(in millions)	2022	2021(1)
Solutions	$50,485	$38,774
Fixed Income	29,398	36,444
U.S. Mid Cap Equity	26,356	30,340
U.S. Small Cap Equity	14,837	20,617
Global / Non-U.S. Equity	13,257	16,244
U.S. Large Cap Equity	11,857	15,284
Alternative Investments	5,617	978
Total Long-Term Assets	151,807	158,682
Money Market & Short-Term Assets	3,140	3,254
Total	$154,947	$161,936

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

The following tables summarize our asset flows by asset class for the periods indicated:

	U.S. Mid	U.S. Small		U.S. Large	Global /				Money
	Cap	Cap	Fixed	Cap	Non-U.S.		Alternative	Total	Market /
(in millions)	Equity	Equity	Income	Equity	Equity	Solutions	Investments	Long-term	Short-term	Total
For the Three Months Ended June 30, 2022
Beginning AUM	$30,543	$18,489	$33,071	$14,548	$15,654	$58,656	$4,025	$174,985	$3,113	$178,098
Gross client cash inflows	1,476	701	1,455	126	1,140	2,249	2,051	9,198	123	9,321
Gross client cash outflows	(1,649)	(1,791)	(2,743)	(396)	(1,090)	(1,761)	(397)	(9,828)	(177)	(10,005)
Net client cash flows	(174)	(1,090)	(1,288)	(270)	50	488	1,654	(630)	(53)	(683)
Market appreciation / (depreciation)	(4,011)	(2,558)	(1,575)	(2,365)	(2,437)	(8,652)	(70)	(21,669)	(2)	(21,670)
Realizations and distributions	—	—	—	—	—	—	—	—	—	—
Net transfers	(2)	(4)	(809)	(56)	(10)	(7)	9	(879)	82	(797)
Ending AUM	$26,356	$14,837	$29,398	$11,857	$13,257	$50,485	$5,617	$151,807	$3,140	$154,947
For the Three Months Ended June 30, 2021(1)
Beginning AUM	$29,156	$20,230	$36,813	$14,448	$14,894	$34,709	$709	$150,958	$3,373	$154,331
Gross client cash inflows	1,412	1,238	1,754	91	1,108	4,056	314	9,973	102	10,074
Gross client cash outflows	(1,940)	(1,428)	(2,953)	(407)	(562)	(2,340)	(41)	(9,671)	(228)	(9,898)
Net client cash flows	(527)	(190)	(1,200)	(316)	545	1,716	274	302	(126)	176
Market appreciation / (depreciation)	1,745	616	678	1,253	984	2,431	(7)	7,700	3	7,703
Net transfers	(33)	(39)	153	(101)	(180)	(81)	2	(278)	3	(275)
Ending AUM	$30,340	$20,617	$36,444	$15,284	$16,244	$38,774	$978	$158,682	$3,254	$161,936

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

		U.S.		U.S.
	U.S. Mid	Small		Large	Global /				Money
	Cap	Cap	Fixed	Cap	Non-U.S.		Alternative	Total	Market /
(in millions)	Equity	Equity	Income	Equity	Equity	Solutions	Investments	Long-term	Short-term	Total
Six Months Ended June 30, 2022
Beginning AUM	$30,578	$20,094	$35,154	$15,766	$16,050	$60,364	$2,548	$180,554	$3,100	$183,654
Gross client cash inflows	3,909	1,819	3,060	251	2,382	5,051	3,739	20,210	247	20,457
Gross client cash outflows	(3,484)	(3,143)	(4,893)	(779)	(1,708)	(3,236)	(554)	(17,797)	(353)	(18,150)
Net client cash flows	425	(1,325)	(1,833)	(528)	673	1,815	3,185	2,413	(106)	2,307
Market appreciation / (depreciation)	(4,666)	(3,939)	(3,116)	(3,449)	(3,533)	(11,122)	(98)	(29,923)	3	(29,921)
Realizations and distributions	—	—	—	—			(30)	(30)	—	(30)
Net transfers	19	7	(806)	68	67	(572)	12	(1,206)	143	(1,064)
Ending AUM	$26,356	$14,837	$29,398	$11,857	$13,257	$50,485	$5,617	$151,807	$3,140	$154,947
Six Months Ended June 30, 2021(1)
Beginning AUM	$26,230	$18,368	$36,639	$14,230	$14,141	$33,676	$422	$143,706	$3,534	$147,241
Gross client cash inflows	3,154	2,310	3,779	189	1,754	4,894	619	16,698	209	16,908
Gross client cash outflows	(3,794)	(3,124)	(4,658)	(839)	(1,235)	(3,663)	(66)	(17,379)	(526)	(17,906)
Net client cash flows	(640)	(814)	(879)	(650)	519	1,231	552	(681)	(317)	(998)
Market appreciation / (depreciation)	4,777	2,641	459	1,857	1,739	3,947	1	15,420	1	15,421
Net transfers	(27)	423	226	(152)	(155)	(80)	2	236	36	272
Ending AUM	$30,340	$20,617	$36,444	$15,284	$16,244	$38,774	$978	$158,682	$3,254	$161,936

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

The following table presents our AUM by distribution channel as of the dates indicated:

	As of June 30,
	2022		2021
(in millions)	Amount	% of total	Amount	% of total
Investor	$54,494	35%	$70,656	44%
Institutional	45,284	29%	47,544	29%
Retail	55,169	36%	43,736	27%
Total AUM(1)	$154,947	100%	$161,936	100%

(1)The allocation of AUM by distribution channel involves the use of estimates and the exercise of judgment.

The following tables summarize our asset flows by vehicle for the periods indicated:

			Separate
			Accounts and
			Other Pooled
(in millions)	Mutual Funds (1)	ETFs (2)	Vehicles (3)	Total
Three Months Ended June 30, 2022
Beginning AUM	$118,119	$5,246	$54,733	$178,098
Gross client cash inflows	6,114	608	2,600	9,321
Gross client cash outflows	(7,678)	(130)	(2,196)	(10,005)
Net client cash flows	(1,565)	478	404	(683)
Market appreciation (depreciation)	(13,457)	(568)	(7,645)	(21,670)
Realizations and distributions	—	—	—	—
Net transfers	(800)	—	2	(797)
Ending AUM	$102,297	$5,155	$47,494	$154,947
Three Months Ended June 30, 2021
Beginning AUM	$117,830	$4,441	$32,061	$154,331
Gross client cash inflows	5,060	239	4,775	10,074
Gross client cash outflows	(5,376)	(169)	(4,353)	(9,898)
Net client cash flows	(317)	70	423	176
Market appreciation (depreciation)	5,879	218	1,606	7,703
Net transfers	(229)	(375)	329	(275)
Ending AUM	$123,164	$4,354	$34,418	$161,936

			Separate
			Accounts and
			Other Pooled
(in millions)	Mutual Funds (1)	ETFs (2)	Vehicles (3)	Total
Six Months Ended June 30, 2022
Beginning AUM	$124,142	$4,871	$54,641	$183,654
Gross client cash inflows	12,704	1,151	6,603	20,457
Gross client cash outflows	(14,061)	(199)	(3,890)	(18,150)
Net client cash flows	(1,357)	952	2,712	2,307
Market appreciation (depreciation)	(19,421)	(667)	(9,832)	(29,921)
Realizations and distributions			(30)	(30)
Net transfers	(1,066)	—	2	(1,064)
Ending AUM	$102,297	$5,155	$47,494	$154,947
Six Months Ended June 30, 2021
Beginning AUM	$112,998	$3,976	$30,267	$147,241
Gross client cash inflows	10,525	479	5,904	16,908
Gross client cash outflows	(11,669)	(286)	(5,950)	(17,906)
Net client cash flows	(1,145)	193	(46)	(998)
Market appreciation (depreciation)	11,454	561	3,406	15,421
Net transfers	(144)	(375)	791	272
Ending AUM	$123,164	$4,354	$34,418	$161,936

(1)Includes institutional and retail share classes, money market and Variable Insurance Products or VIP funds.

(2)Represents only ETF assets held by third parties. Excludes ETF assets held by other Victory Capital products.

(3)Includes collective trust funds, wrap program accounts, UMAs, UCITS, private funds and non-U.S. domiciled pooled vehicles.

June 30, 2022 AUM compared to March 31, 2022 AUM.  At June 30, 2022, our total AUM was $154.9 billion, a decrease of $23.2 billion, or 13.0%, from $178.1 billion at March 31, 2022, primarily driven by negative market action of $21.7 billion.

Net inflows from our Solutions and alternative investments strategies of $0.5 billion and $1.7 billion, respectively, were offset by net outflows from our U.S. small cap equity strategies and fixed income strategies of $1.1 billion and $1.3 billion, respectively.

June 30, 2022 AUM compared to December 31, 2021 AUM.  Total AUM decreased by $28.7 billion, or 15.6%, to $154.9 billion at June 30, 2022 compared to $183.7 billion at December 31, 2021. The decrease in AUM was due to negative market action of $29.9 billion partially offset by net inflows of $2.3 billion.

Net inflows into our alternative investments and Solutions strategies of $3.2 billion and $1.8 billion, respectively, were partially offset by net outflows from fixed income strategies and U.S. small cap equity strategies of $1.8 billion and $1.3 billion, respectively.

GAAP Results of Operations

The following table presents our GAAP results of operations for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2022	2021	2022	2021
Revenue
Investment management fees	$168,129	$168,033	$347,594	$328,317
Fund administration and distribution fees	47,877	53,871	98,431	106,536
Total revenue	216,006	221,904	446,025	434,853

Expenses
Personnel compensation and benefits	57,582	57,462	122,483	116,468
Distribution and other asset-based expenses	40,868	44,223	84,452	86,326
General and administrative	13,921	13,713	26,683	27,023
Depreciation and amortization	10,758	4,694	21,365	9,079
Change in value of consideration payable for acquisition of business	(26,600)	5,700	(30,100)	8,200
Acquisition-related costs	143	422	260	258
Restructuring and integration costs	8	422	17	2,475
Total operating expenses	96,680	126,636	225,160	249,829

Income from operations	119,326	95,268	220,865	185,024

Other (expense) income
Interest income and other (expense) income	(3,443)	1,932	(3,650)	4,666
Interest expense and other financing costs	(9,925)	(6,155)	(19,158)	(13,000)
Loss on debt extinguishment	(963)	(1,146)	(2,518)	(3,927)
Total other expense, net	(14,331)	(5,369)	(25,326)	(12,261)

Income before income taxes	104,995	89,899	195,539	172,763

Income tax expense	(25,790)	(20,629)	(45,061)	(38,291)

Net income	$79,205	$69,270	$150,478	$134,472

Earnings per share of common stock
Basic	$1.16	$1.02	$2.19	$1.98
Diluted	$1.09	$0.93	$2.05	$1.81

Weighted average number of shares outstanding
Basic	68,521	67,776	68,633	67,769
Diluted	72,867	74,166	73,265	74,155

Dividends declared per share of common stock	$0.25	$0.12	$0.50	$0.21

Investment Management Fees

Three months ended June 30, 2022 compared to June 30, 2021. Investment management fees were relatively flat, increasing 0.1%, or $0.1 million, to $168.1 million for the three months ended June 30, 2022 from $168.0 million for the same period in 2021.

Six months ended June 30, 2022 compared to June 30, 2021.  Investment management fees increased by $19.3 million, or 5.9%, to $347.6 million for the six months ended June 30, 2022 from $328.3 million for the same period in 2021 due to an increase in average AUM over the comparable period, partially offset by a decrease in revenue realization.

Fund Administration and Distribution Fees

Three months ended June 30, 2022 compared to June 30, 2021.  Fund administration and distribution fees decreased by $6.0 million, or 11.1%, to $47.9 million for the three months ended June 30, 2022 compared to $53.9 million for the same period in 2021 due primarily to lower mutual fund average net assets.

Six months ended June 30, 2022 compared to June 30, 2021.  Fund administration and distribution fees decreased $8.1 million, or 7.6%, to $98.4 million for the six months ended June 30, 2022 from $106.5 million for the same period in 2021 due to the same factors as discussed above in the quarterly section.

Personnel Compensation and Benefits

The following table presents the components of GAAP personnel compensation and benefits expense for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Salaries, payroll related taxes and employee benefits	$18,949	$22,770	$42,661	$47,971
Incentive compensation	23,368	25,606	49,511	48,774
Sales-based compensation(1)	7,886	4,742	16,457	9,832
Equity awards granted to employees and directors(2)	4,965	4,344	8,910	9,891
Acquisition and transaction-related compensation	2,414	—	4,944	—
Total personnel compensation and benefits expense	$57,582	$57,462	$122,483	$116,468

(1)	Represents sales-based commissions paid to our distribution teams. Sales-based compensation varies based on gross client cash flows and revenue earned on sales.
(2)

Equity awards typically vest over several years based on service and the achievement of specific business and financial targets. The value of the equity awards is recognized as compensation expense over the vesting period.

Three months ended June 30, 2022 compared to June 30, 2021.  Personnel compensation and benefits were $57.6 million for the three months ended June 30, 2022, an increase of $0.1 million, or 0.2%, from $57.5 million for the same period in 2021. Incentive compensation and equity awards granted to employees and directors were $23.4 million and $5.0 million, respectively, for the three months ended June 30, 2022, compared to $25.6 million and $4.3 million, respectively, for the same period in 2021. Salaries, payroll related taxes and employee benefits were $18.9 million and $22.8 million, respectively, for the three months ended June 30, 2022 and 2021.

Six months ended June 30, 2022 compared to June 30, 2021.  Personnel compensation and benefits increased by $6.0 million, or 5.2%, to $122.5 million for the six months ended June 30, 2022 from $116.5 million for the same period in 2021 due to an increase in variable costs such as sales-based compensation and the incentive compensation pool for employees. Also contributing was an increase in headcount and acquisition and transaction-related compensation as a result of the WestEnd and NEC acquisitions in the fourth quarter of 2021. Partially offsetting the increase was a $3.4 million decrease in the net unrealized fair value of deferred compensation plan investments. Salaries, payroll related taxes and employee benefits were $42.7 million and $48.0 million, respectively, for the six months ended June 30, 2022 and 2021. Incentive compensation and equity awards granted to employees and directors were $49.5 million and $8.9 million, respectively, for the six months ended June 30, 2022 compared to $48.8 million and $9.9 million, respectively, for the same period in 2021.

Distribution and Other Asset‑Based Expenses

The following table presents the components of distribution and other asset-based expenses for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Broker-dealer distribution fees	$5,716	$6,581	$11,881	$12,782
Platform distribution fees	24,844	27,440	51,461	53,272
Sub-administration	4,064	4,293	8,290	8,384
Sub-advisory	3,627	3,102	7,512	6,432
Middle-office	2,617	2,807	5,308	5,456
Total distribution and other asset-based expenses	$40,868	$44,223	$84,452	$86,326

Three months ended June 30, 2022 compared to June 30, 2021.  Distribution and other asset-based expenses are primarily based on AUM. For the three months ended June 30, 2022, distribution and other asset-based expenses were $40.9 million, a decrease of $3.4 million, or 7.6%, from $44.2 million for the same period in 2021. The decrease is primarily due to a change in vehicle mix and our underlying distribution platforms partially offset by an increase in average AUM over the comparable period.

Six months ended June 30, 2022 compared to June 30, 2021. Distribution and other asset-based expenses were $84.5 million for the six months ended June 30, 2022, a decrease of $1.9 million, or 2.2%, from $86.3 million for the same period in 2021 primarily due to same factors as discussed above in the quarterly section.

General and Administrative

Three months ended June 30, 2022 compared to June 30, 2021. General and administrative expenses were $13.9 million for the three months ended June 30, 2022 compared to $13.7 million for the same period in 2021. The increase of $0.2 million, or 1.5%, was primarily due to an increase in travel and entertainment related expenses.

Six months ended June 30, 2022 compared to June 30, 2021.  For the six months ended June 30, 2022 and 2021, general and administrative expenses were $26.7 million and $27.0 million, respectively, for a year over year decrease of $0.3 million, or 1.3%. The decrease was primarily due to a decrease in technology-related fees partially offset by an increase in travel and entertainment related expenses.

Depreciation and Amortization

Three months ended June 30, 2022 compared to June 30, 2021. Depreciation and amortization increased by $6.1 million, or 129.2%, to $10.8 million for the three months ended June 30, 2022 from $4.7 million for the same period in 2021, primarily due to the increase in amortization expense related to definite lived intangible assets in connection with the WestEnd and NEC acquisitions.

Six months ended June 30, 2022 compared to June 30, 2021. Depreciation and amortization increased by $12.3 million, or 135.3%, to $21.4 million for the six months ended June 30, 2022 from $9.1 million for the same period in 2021, due to the same factors as discussed above in the quarterly section.

Change in Value of Consideration Payable for Acquisition of Business

Three months ended June 30, 2022 compared to June 30, 2021. The change in value of consideration payable for acquisition of business decreased $32.3 million as a result of decreases of $9.0 million and $17.6 million in the fair value of the contingent consideration associated with the USAA AMCO and WestEnd Acquisitions, respectively, for the three months ended June 30, 2022 compared to an increase of $5.7 million associated with the USAA AMCO Acquisition for the three months ended June 30, 2021. Refer to Note 4, Acquisitions, for further details on the fair value of contingent consideration payable.

Six months ended June 30, 2022 compared to June 30, 2021. The change in value of consideration payable for acquisition of business decreased $38.3 million as a result of decreases of $11.8 million and $18.3 million in the fair value of the contingent consideration associated with the USAA AMCO and WestEnd Acquisitions, respectively, for the six months ended June 30, 2022 compared to an increase of $8.2 million associated with the USAA AMCO Acquisition for the six months ended June 30, 2021. Refer to Note 4, Acquisitions, for further details on the fair value of contingent consideration payable.

Acquisition‑Related Costs

Three months ended June 30, 2022 compared to June 30, 2021. Acquisition-related costs for the three months ended June 30, 2022 were $0.1 million and $0.4 million for the three months ended June 30, 2021.

Six months ended June 30, 2022 compared to June 30, 2021.  Acquisition-related costs for the six months ended June 30, 2022 and 2021 were flat at $0.3 million, respectively.

Restructuring and Integration Costs

Three months ended June 30, 2022 compared to June 30, 2021. Restructuring and integration costs for the three months ended June 30, 2022 was $8 thousand and $0.4 million for the three months ended June 30, 2021. The decrease is primarily due to personnel restructuring within the direct to investor business.

Six months ended June 30, 2022 compared to June 30, 2021.  Restructuring and integration costs were $17 thousand and $2.5 million, respectively, for the six months ended June 30, 2022 and 2021. The decrease is due to the same factors as discussed above in the quarterly section.

Interest Income and Other Income (Expense)

Three months ended June 30, 2022 compared to June 30, 2021. Interest income and other income/(expense) was expense of $3.4 million for the three months ended June 30, 2022 compared to income of $1.9 million for the same period in 2021. The expense for the three months ended June 30, 2022 was primarily due to a $5.1 million decrease in the net unrealized fair value of deferred compensation plan investments. The income for the three months ended June 30, 2021 was primarily due to a $1.5 million increase in the net unrealized fair value of deferred compensation plan investments.

Six months ended June 30, 2022 compared to June 30, 2021.  For the six months ended June 30, 2022 and 2021, interest income and other income/(expense) was expense of $3.7 million and income of $4.7 million, respectively. The expense for the six months ended June 30, 2022 was primarily due to a $5.5 million decrease in the net unrealized fair value of deferred compensation plan investments. The income for the six months ended June 30, 2021 was primarily due to a $4.1 million increase in the net unrealized fair value of deferred compensation plan investments.

Interest Expense and Other Financing Costs

Three months ended June 30, 2022 compared to June 30, 2021. Interest expense and other financing costs increased $3.8 million to $9.9 million for the three months ended June 30, 2022, compared to $6.2 million for the same period in 2021 due to an increase in interest expense as a result of a higher debt principal balance resulting from our incremental borrowing in December 2021 to fund the WestEnd Acquisition. Also contributing was a higher average interest rate over the comparable period.

Six months ended June 30, 2022 compared to June 30, 2021.  For the six months ended June 30, 2022 and 2021, interest expense and other financing costs were $19.2 million and $13.0 million, respectively. The year-over-year increase is primarily due to the same factors as discussed above in the quarterly section.

Loss on Debt Extinguishment

Three months ended June 30, 2022 compared to June 30, 2021. Loss on debt extinguishment was $1.0 million for the three months ended June 30, 2022 compared to $1.1 million for the same period in 2021. During the quarter ended June 30, 2022, the Company paid down $45.0 million of debt through prepayments and wrote off $1.0 million of a pro-rata portion of the unamortized debt issuance costs and unamortized debt discount due. During the quarter ended June 30, 2021, the Company paid down $57.0 million of debt through prepayments and wrote off $1.1 million of a pro-rata portion of the unamortized debt issuance costs and unamortized debt discount due. Refer to Note 9, Debt, for further details on the 2019 Credit Agreement.

Six months ended June 30, 2022 compared to June 30, 2021. Loss on debt extinguishment was $2.5 million for the six months ended June 30, 2022, due to repayments of term loan principal. Loss on debt extinguishment was $3.9 million for the six months ended June 30, 2021, due to repayments of term loan principal and the one-time write-off of debt issuance and debt discount costs associated with the 2021 term loan repricing in February 2021.

Income Tax Expense

Three months ended June 30, 2022 compared to June 30, 2021.  The effective tax rate for the three months ended June 30, 2022 and 2021 was 24.6% and 22.9%, respectively. The change in the effective tax rate was primarily due to lower excess tax benefits on share-based compensation and higher non-deductible expenses in 2022 compared to the same period in 2021.

Six months ended June 30, 2022 compared to June 30, 2021. For the six months ended June 30, 2022 and 2021, the effective tax rate was 23.0% and 22.2%, respectively. The change in the effective rate was due to the same factors as discussed above in the quarterly section. Refer to Note 8, Income Taxes, for further details on our income taxes.

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

The following table sets forth a reconciliation from GAAP financial measures to non-GAAP measures for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Reconciliation of non-GAAP financial measures:
Net income (GAAP)	$79,205	$69,270	$150,478	$134,472
Income tax expense	(25,790)	(20,629)	(45,061)	(38,291)
Income before income taxes	104,995	89,899	195,539	172,763
Interest expense(1)	9,499	6,086	18,223	13,396
Depreciation(2)	2,102	1,524	4,056	2,770
Other business taxes(3)	541	524	1,131	898
Amortization of acquisition-related intangible assets(4)	8,656	3,171	17,312	6,309
Stock-based compensation(5)	2,860	3,124	5,493	7,760
Acquisition, restructuring and exit costs(6)	(24,033)	6,544	(24,877)	10,933
Debt issuance costs(7)	1,560	1,304	3,621	4,097
Earnings/losses from equity method investments(8)	9	65	66	157
Adjusted EBITDA	$106,189	$112,241	$220,564	$219,083

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Reconciliation of non-GAAP financial measures:
Net income (GAAP)	$79,205	$69,270	$150,478	$134,472
Adjustments to reflect the operating performance of the Company:
i. Other business taxes(3)	541	524	1,131	898
ii. Amortization of acquisition-related intangible assets(4)	8,656	3,171	17,312	6,309
iii. Stock-based compensation(5)	2,860	3,124	5,493	7,760
iv. Acquisition, restructuring and exit costs(6)	(24,033)	6,544	(24,877)	10,933
v. Debt issuance costs(7)	1,560	1,304	3,621	4,097
Tax effect of above adjustments(9)	2,604	(3,667)	(670)	(7,499)
Adjusted Net Income	$71,393	$80,270	$152,488	$156,970
Tax benefit of goodwill and acquired intangibles(10)	$9,327	$6,918	$18,649	$13,836

Adjustments made to GAAP Net Income to calculate Adjusted EBITDA and Adjusted Net Income, as applicable, are:

(1)	Adding back interest paid on debt and other financing costs, net of interest income.
(2)	Adding back depreciation on property and equipment.
(3)	Adding back other business taxes.
(4)	Adding back amortization expense on acquisition‑related intangible assets.
(5)

Adding back stock‑based compensation associated with equity awards issued from pools created in connection with the management‑led buyout and various acquisitions and as a result of equity grants related to the IPO.

(6)	Adding back direct incremental costs of acquisitions, including restructuring costs.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Acquisition-related costs	$143	$422	$260	$258
Restructuring and integration costs	8	422	17	2,475
Change in value of consideration payable for acquisition of business	(26,600)	5,700	(30,100)	8,200
General and administrative	—	—	—	—
Personnel compensation and benefits	2,416	—	4,946	—
Total acquisition, restructuring and exit costs	$(24,033)	$6,544	$(24,877)	$10,933

(7)	Adding back debt issuance costs.
(8)	We adjust for losses (earnings) on equity method investments.

(9)	Subtracting an estimate of income tax expense applied to the sum of the adjustments above.
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

The following table shows our liquidity position as of June 30, 2022 and December 31, 2021.

	June 30,	December 31,
(in thousands)	2022	2021
Cash and cash equivalents	$42,718	$69,533
Accounts and other receivables	90,900	104,305
Undrawn commitment on revolving credit facility (1)	100,000	100,000
Accounts and other payables	(94,045)	(121,057)

(1)	The balance at June 30, 2022 represents the Company’s $99.9 million revolving credit facility and a $0.1 million standby letter of credit used as collateral for THB’s real estate location.

We manage our cash balances in order to fund our day-to-day operations. Our accounts receivable consists primarily of investment management fees that have been earned but not yet received from clients, income and other taxes receivable, and amounts receivable from the funds. We perform a review of our receivables on a monthly basis to assess collectability. We continue to actively monitor the impact of the COVID-19 pandemic on the collectability of certain receivables. We maintained a $100.0 million revolving credit facility at June 30, 2022 and December 31, 2021 (under the 2019 Credit Agreement) which had approximately $100.0 million undrawn as of June 30, 2022 and December 31, 2021.

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

On December 31, 2021, the Company entered into the Third Amendment to the Credit Agreement (the “Third Amendment”), dated as of July 1, 2019 (as amended by the First Amendment to Credit Agreement, dated as of January 17, 2020, and the Second Amendment to Credit Agreement, dated as of February 18, 2021) with the guarantors party thereto, Barclays Bank PLC, as administrative agent, and the lenders party thereto from time to time. Pursuant to the Third Amendment, the Company obtained incremental term loans (the “2021 Incremental Term Loans”) in an aggregate principal amount of $505.0 million and used the proceeds to fund the WestEnd Acquisition of 100% of the equity interests of WestEnd and to pay fees and expenses incurred in connection therewith. The 2021 Incremental Term Loans will mature in 2028 and will bear interest at an annual rate equal to, at the option of the Company, either LIBOR (adjusted for reserves and subject to a 50 basis point floor) plus a margin of 2.25% or an alternate base rate plus a margin of 1.25%. The 2021 Incremental Term Loans will amortize at a rate of 1.00% per annum. Repayments of outstanding term loans under the 2019 Credit Agreement totaled $45.0 million and $115.0 million for the three and six months ended June 30, 2022, respectively. Subsequent to June 30, 2022, we reduced outstanding principal by $25.6 million, consisting of a $19.0 million reduction on the 2021

Incremental Term Loans and a $6.6 million reduction on the Repriced Term Loans, through repayments and open market term loan debt repurchases and retirements. Refer to Note 4, Acquisitions, for further details on the WestEnd Acquisition, as well as Note 11, Debt, for further information on the 2019 Credit Agreement.

2020 Swap Transaction

On March 27, 2020, the Company executed a floating-to-fixed interest rate swap transaction (“Swap”) to effectively fix the interest rate at 3.465% on $450 million of its outstanding Term Loan through the Term Loan maturity date of July 2026. Pursuant to the Second Amendment, the Company lowered the spread on the Term Loan by 0.25% resulting in a new fixed rate of 3.215% on the $450 million of Term Loan subject to the Swap. At June 30, 2022, the $450 million notional value Swap had a fair value of $36.1 million, which was included in other assets on the unaudited Condensed Consolidated Balance Sheets. For the three and six months ended June 30, 2022, the Company recognized income, net of tax, of $5.2 million and $21.5 million, respectively, in accumulated other comprehensive income (loss). For the three and six months ended June 30, 2022, the Company reclassified a loss of $0.1 million and $0.9 million, respectively, from accumulated other comprehensive income (loss) to interest expense and other financing costs on the unaudited Condensed Consolidated Statements of Operations. Refer to Note 14, Derivatives, for further information on the Swap.

Contingent Consideration

At June 30, 2022, the Company had $278.4 million in contingent consideration that is estimated to be payable over the next two and four years resulting from the USAA AMCO and WestEnd Acquisitions, respectively. For the three and six months ended June 30, 2022, the Company recorded decreases of $9.0 million and $11.8 million, respectively, in contingent payment liabilities associated with the USAA AMCO Acquisition and $17.6 million and $18.3 million, respectively, in contingent payment liabilities associated WestEnd Acquisition, which is included in consideration payable for acquisition of business in the unaudited Condensed Consolidated Balance Sheets.

At June 30, 2022, the estimated fair value of the USAA AMCO Acquisition payments was $57.0 million, and a maximum of $75.0 million in contingent consideration ($37.5 million per year for the remaining 2 years of the earn out period) is potentially payable to sellers. At June 30, 2022, the estimated fair value of the WestEnd Acquisition contingent payments was $221.4 million, and a maximum of $320.0 million in contingent consideration ($80.0 million per year for the remaining four years of the earn out period) is potentially payable to sellers.

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

Cash Flows

The following table is derived from our unaudited Condensed Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
(in thousands)	2022	2021
Net cash provided by operating activities	$165,055	$164,172
Net cash used in investing activities	(7,152)	(7,317)
Net cash used in financing activities	(184,585)	(147,970)

Operating Activities – Cash provided by operating activities during the six months ended June 30, 2022 was $165.1 million, compared to $164.2 million of cash provided by operating activities for the same period in 2021. The $0.9 million increase in cash provided by operating activities due to a $16.0 million increase in net income partially offset by a $17.3 million decrease in non-cash items.

Cash provided by operating activities during the six months ended June 30, 2021 was $164.2 million and comprised of $134.5 million and $45.8 million of cash provided by net income and non-cash items, partially offset by $16.1 million in working capital source of cash.

Investing Activities – Cash used in investing activities during the six months ended June 30, 2022 was $7.2 million and consisted of primarily of property and equipment purchases of $2.9 million, $1.9 million of net trading activity and $1.5 million for an equity investment in Alderwood.

Cash used in investing activities during the six months ended June 30, 2021 was $7.3 million and consisted of property and equipment purchases of $5.6 million and $1.5 million of net trading activity.

Financing Activities – Cash used in financing activities during the six months ended June 30, 2022 was $184.6 million and was mostly attributable to repayment of long-term debt under the 2019 Credit Agreement, repurchases of common stock, payment of dividends, and net activity related to stock-based equity awards of $115.0 million, $29.4 million, $34.7 million, and $5.5 million, respectively.

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

The value of our AUM was approximately $155 billion at June 30, 2022. A 10% increase or decrease in the value of our AUM, if proportionately distributed over all of our strategies, products and client relationships, would cause an annualized increase or decrease in our revenues of approximately $80.6 million at our weighted-average fee rate of 52 basis points for the quarter ended June 30, 2022. Because of declining fee rates from larger relationships and differences in our fee rates across investment strategies, a change in the composition of our AUM, in particular, an increase in the proportion of our total AUM attributable to strategies, clients or relationships with lower effective fee rates, could have a material negative impact on our overall weighted-average fee rate. The same 10% increase or decrease in the value of our total AUM, if attributed entirely to a proportionate increase or decrease in the AUM of the Victory Funds and USAA Funds, to which we provide a range of services in addition to those provided to institutional separate accounts, would cause an annualized increase or decrease in our revenues of approximately $94.6 million at the Victory Funds’ and USAA Funds’ aggregate weighted-average fee rate of 61 basis points for the quarter ended June 30, 2022. If the same 10% increase or decrease in the value of our total AUM was attributable entirely to a proportionate increase or decrease in the assets of our institutional separate accounts, it would cause an annualized increase or decrease in our revenues of approximately $49.6 million at the weighted-average fee rate across all of our institutional separate accounts of 32 basis points for the quarter ended June 30, 2022.

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

Exchange Rate Risk – A portion of the accounts that we advise hold investments that are denominated in currencies other than the U.S. dollar. To the extent our AUM is denominated in currencies other than the U.S. dollar, the value of that AUM will decrease with an increase in the value of the U.S. dollar, or increase with a decrease in the value of the U.S. dollar. Each investment team monitors its own exposure to exchange rate risk and makes decisions on how to manage that risk in the portfolios they manage. We believe many of our clients invest in those strategies in order to gain exposure to non‑U.S. currencies, or may implement their own hedging programs. As a result, we generally do not hedge an investment portfolio’s exposure to non‑U.S. currency.

We have not adopted a corporate-level risk management policy to manage this exchange rate risk. Assuming 9% of our AUM are invested in securities denominated in currencies other than the U.S. dollar and excluding the impact of any hedging arrangement, a 10% increase or decrease in the value of the U.S. dollar would decrease or increase the fair value of our AUM by approximately $1.4 billion, which would cause an annualized increase or decrease in revenues of approximately $7.3 million at our weighted-average fee rate for the business of 52 basis points for the quarter ended June 30, 2022.

We operate in several foreign countries and incur operating expenses associated with these operations. In addition, we have revenue and revenue-sharing arrangements that are denominated in non-U.S. currencies. We do not believe foreign currency fluctuations materially affect our results of operations.

Interest Rate Risk – Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. On March 27, 2020, the Company executed the Swap, a floating-to-fixed interest rate swap transaction, to effectively fix the interest rate at 3.465% on $450 million of its outstanding Original Term Loan through the Original Term Loan maturity date of July 2026. On February 18, 2021, pursuant to the Second Amendment, the Company lowered the spread on the Original Term Loan by 0.25% resulting in a new fixed rate of 3.215% on the $450 million of Original Term Loan subject to the Swap. Refer to Note 14, Derivatives, for further information on the Swap. At June 30, 2022, we were exposed to interest rate risk as a result of the unhedged amounts outstanding under the 2019 Credit Agreement, as amended. Refer to Note 9, Debt, for a description of the amounts outstanding as of such date and the applicable interest rate.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) at June 30, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On May 5, 2022, the Company’s Board of Directors approved a new share repurchase program (the “2022 Share Repurchase Program”) authorizing the repurchase of up to $100.0 million of the Company’s Common Stock. Under the 2022 Share Repurchase Program, which took effect in May 2022, the Company may purchase its shares from time to time until December 31, 2023 in privately negotiated transactions, through block trades, pursuant to open market purchases, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the SEC. The amount and timing of purchases under the 2022 Share Repurchase Program will depend on a number of factors including the price and availability of the Company’s shares, trading volume, capital availability, Company performance and general economic and market conditions. The 2022 Share Repurchase Program can be suspended or discontinued at any time.

During the three months ended June 30, 2022, the Company repurchased 640,125 shares of Common Stock at a total cost of $16.9 million for an average price of $26.41 per share. During the six months ended June 30, 2022, 932,695 shares were repurchased at a total cost of $26.3 million for an average price of $28.25. As of June 30, 2022, a total of $89.7 million was available for future repurchases under the 2022 Share Repurchase Program, and a cumulative total of 5,001,182 shares of Common Stock had been repurchased under programs authorized by the Company’s Board of Directors at a total cost of $100.3 million for an average price of $20.06 per share.

The following table sets out information regarding purchases of equity securities by the Company for the three months ended June 30, 2022.

			Total Number of Shares	Approximate Dollar Value
	Total Number of	Average Price	of Class A Common	That May Yet Be Purchased
	Shares of Class A	Paid Per Share	Stock Purchased as Part of	Under Outstanding
	Common Stock	of Class A	Publicly Announced	Plans or Programs
Period	Purchased	Common Stock	Plans or Programs	(in millions)
April 1-30, 2022	215,150	$27.87	215,150	$0.6
May 1-31, 2022	111,865	26.03	111,865	97.7
June 1-30, 2022	313,110	25.55	313,110	89.7
Total	640,125	$26.41	640,125

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
101

The following information formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2022 and 2021, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021, (v) Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2022 and 2021 and the three months ended June 30, 2022 and 2021 and, (vi) Notes to Unaudited Condensed Consolidated Financial Statements for the six months ended June 30, 2022 and 2021.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of August, 2022.

VICTORY CAPITAL HOLDINGS, INC.

By:	/s/ MICHAEL D. POLICARPO
	Name:	Michael D. Policarpo
	Title:	President, Chief Financial Officer and Chief Administrative Officer