Form 10-Q
period 2022-09-30
Victory Capital Holdings, Inc.
filed 2022-11-07
CIK 1570827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

The number of outstanding shares of the registrant’s Common Stock, par value $0.01 per share as of October 31, 2022 was 68,509,826.

Auditor’s PCAOB ID Number: 42 Auditor Name: Ernst & Young LLP Auditor Location: Cleveland, Ohio

Forward‑Looking Statements This report includes forward-looking statements, including in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” These forward‑looking statements include, without limitation, statements regarding our industry, business strategy, plans, goals and expectations concerning our market position, future operations, margins, profitability, future efficiencies, capital expenditures, liquidity and capital resources and other financial and operating information. When used in this discussion, the words “may,” “believes,” “intends,” “seeks,” “anticipates,” “plans,” “estimates,” “expects,” “should,” “assumes,” “continues,” “could,” “will,” “future” and the negative of these or similar terms and phrases are intended to identify forward‑looking statements in this report.Forward‑looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Although we believe the expectations reflected in the forward‑looking statements are reasonable, we can give no assurance that these expectations will prove to have been correct. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. Actual events, results and outcomes may differ materially from our expectations due to a variety of known and unknown risks, uncertainties and other factors. Although it is not possible to identify all of these risks and factors, they include, among others, the following; reductions in assets under management (“AUM”) based on investment performance, client withdrawals, difficult market conditions and other factors such as a pandemic; the nature of our contracts and investment advisory agreements; our ability to maintain historical returns and sustain our historical growth; our dependence on third parties to market our strategies and provide products or services for the operation of our business; our ability to retain key investment professionals or members of our senior management team; our reliance on the technology systems supporting our operations; our ability to successfully acquire and integrate new companies; the concentration of our investments in long only small‑ and mid‑cap equity and U.S. clients; risks and uncertainties associated with non‑U.S. investments; our efforts to establish and develop new teams and strategies; the ability of our investment teams to identify appropriate investment opportunities; our ability to limit employee misconduct; our ability to meet the guidelines set by our clients; our exposure to potential litigation (including administrative or tax proceedings) or regulatory actions; our ability to implement effective information and cyber security policies, procedures and capabilities; our substantial indebtedness; the potential impairment of our goodwill and intangible assets; disruption to the operations of third parties whose functions are integral to our exchange traded fund (“ETF”) platform; our determination that we are not required to register as an “investment company” under the 1940 Act; the fluctuation of our expenses; our ability to respond to recent trends in the investment management industry; the level of regulation on investment management firms and our ability to respond to regulatory developments; the competitiveness of the investment management industry; the level of control over us retained by Crestview Partners II GP, L.P. (“Crestview GP”); our status as an emerging growth company; and other risks and factors included, but not limited to, those listed under the caption “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2022, which is accessible on the SEC’s website at www.sec.gov.In light of these risks, uncertainties and other factors, the forward‑looking statements contained in this report might not prove to be accurate. All forward‑looking statements speak only as of the date made and we undertake no obligation to update or revise publicly any forward‑looking statements, whether as a result of new information, future events or otherwise.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except shares data)

	September 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$66,669	$69,533
Receivables	87,534	104,305
Prepaid expenses	7,321	6,654
Investments, at fair value	28,908	31,724
Property and equipment, net	23,124	25,295
Goodwill	981,805	981,805
Other intangible assets, net	1,323,828	1,349,797
Other assets	69,936	10,633
Total assets	$2,589,125	$2,579,746

Liabilities and stockholders' equity
Accounts payable and accrued expenses	$50,145	$62,102
Accrued compensation and benefits	52,951	53,905
Consideration payable for acquisition of business	267,900	309,380
Deferred tax liability, net	103,394	63,120
Other liabilities	47,883	33,388
Long-term debt, net	999,843	1,127,924
Total liabilities	1,522,116	1,649,819

Stockholders' equity
Common stock, $0.01 par value per share: 2022 - 600,000,000 shares authorized, 80,288,530 shares issued and 68,481,824 shares outstanding; 2021 - 600,000,000 shares authorized, 77,242,372 shares issued and 68,662,779 shares outstanding	803	772
Additional paid-in capital	699,242	673,572
Treasury stock, at cost: 2022 - 11,806,706 shares; 2021 - 8,579,593 shares	(243,901)	(153,200)
Accumulated other comprehensive income	37,121	5,972
Retained earnings	573,744	402,811
Total stockholders' equity	1,067,009	929,927
Total liabilities and stockholders' equity	$2,589,125	$2,579,746

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Investment management fees	$160,770	$171,355	$508,364	$499,672
Fund administration and distribution fees	46,490	54,935	144,921	161,471
Total revenue	207,260	226,290	653,285	661,143

Expenses
Personnel compensation and benefits	56,869	55,837	179,352	172,305
Distribution and other asset-based expenses	39,019	44,859	123,471	131,185
General and administrative	12,301	13,795	38,984	40,818
Depreciation and amortization	10,686	4,377	32,051	13,456
Change in value of consideration payable for acquisition of business	(10,500)	2,400	(40,600)	10,600
Acquisition-related costs	189	6,007	449	6,265
Restructuring and integration costs	56	18	73	2,493
Total operating expenses	108,620	127,293	333,780	377,122

Income from operations	98,640	98,997	319,505	284,021

Other (expense) income
Interest income and other (expense) income	(1,446)	(119)	(5,096)	4,547
Interest expense and other financing costs	(11,479)	(5,853)	(30,637)	(18,853)
Loss on debt extinguishment	(369)	(669)	(2,887)	(4,596)
Total other expense, net	(13,294)	(6,641)	(38,620)	(18,902)

Income before income taxes	85,346	92,356	280,885	265,119

Income tax expense	(12,582)	(18,181)	(57,643)	(56,472)

Net income	$72,764	$74,175	$223,242	$208,647

Earnings per share of common stock
Basic	$1.06	$1.09	$3.25	$3.08
Diluted	$1.01	$1.00	$3.07	$2.81

Weighted average number of shares outstanding
Basic	68,609	67,980	68,625	67,840
Diluted	71,877	74,053	72,797	74,162

Dividends declared per share of common stock	$0.25	$0.15	$0.75	$0.36

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$72,764	$74,175	$223,242	$208,647

Other comprehensive income (loss), net of tax
Net unrealized income on cash flow hedges	10,024	1,276	31,514	9,078
Net unrealized loss on foreign currency translation	(78)	(56)	(365)	(47)
Total other comprehensive income, net of tax	9,946	1,220	31,149	9,031

Comprehensive income	$82,710	$75,395	$254,391	$217,678

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In thousands)

				Accumulated
			Additional	Other
			Paid-In	Comprehensive	Retained
	Common Stock	Treasury Stock	Capital	Income	Earnings	Total
Balance, December 31, 2021	$772	$(153,200)	$673,572	$5,972	$402,811	$929,927
Issuance of common stock	—	—	69	—	—	69
Repurchase of shares	—	(9,437)	—	—	—	(9,437)
Shares withheld related to net settlement of equity awards	—	(9,317)	—	—	—	(9,317)
Vesting of restricted share grants	5	—	(5)	—	—	—
Exercise of options	2	—	1,231	—	—	1,233
Other comprehensive income	—	—	—	16,199	—	16,199
Share-based compensation	—	—	3,945	—	—	3,945
Dividends paid	—	—	—	—	(17,618)	(17,618)
Net income	—	—	—	—	71,273	71,273
Balance, March 31, 2022	779	(171,954)	678,812	22,171	456,466	986,274
Issuance of common stock	—	—	80	—	—	80
Repurchase of shares	—	(16,908)	—	—	—	(16,908)
Shares withheld related to net settlement of equity awards	—	(4,839)	—	—	—	(4,839)
Vesting of restricted share grants	1	—	(1)	—	—	—
Exercise of options	4	—	1,687	—	—	1,691
Other comprehensive income	—	—	—	5,004	—	5,004
Share-based compensation	—	—	4,965	—	—	4,965
Dividends paid	—	—	—	—	(17,291)	(17,291)
Net income	—	—	—	—	79,205	79,205
Balance, June 30, 2022	784	(193,701)	685,543	27,175	518,380	1,038,181
Issuance of common stock	—	—	64	—	—	64
Repurchase of shares	—	(22,827)	—	—	—	(22,827)
Shares withheld related to net settlement of equity awards	—	(27,373)	—	—	—	(27,373)
Vesting of restricted share grants	2		(2)	—	—	—
Exercise of options	17	—	9,285	—	—	9,302
Other comprehensive income	—	—	—	9,946	—	9,946
Share-based compensation	—	—	4,352	—	—	4,352
Dividends paid	—	—	—	—	(17,400)	(17,400)
Net income	—	—	—	—	72,764	72,764
Balance, September 30, 2022	$803	$(243,901)	$699,242	$37,121	$573,744	$1,067,009

						Accumulated
					Additional	Other	Retained
	Common Stock		Treasury Stock		Paid-In	Comprehensive	(Deficit)
	Class A	Class B	Class A	Class B	Capital	(Loss) Income	Earnings	Total
Balance, December 31, 2020	$194	$548	$(47,844)	$(47,080)	$647,602	$(7,460)	$161,581	$707,541
Issuance of common stock	—	—	—	—	44	—	—	44
Share conversion - Class B to A	2	(2)	—	—	—	—	—	—
Repurchase of shares	—	—	(7,122)	—	—	—	—	(7,122)
Shares withheld related to net settlement of equity awards	—	—	—	(10,916)	—	—	—	(10,916)
Vesting of restricted share grants	—	9	—	—	(9)	—	—	—
Exercise of options	—	1	—	—	789	—	—	790
Other comprehensive loss	—	—	—	—	—	10,771	—	10,771
Share-based compensation	—	—	—	—	5,547	—	—	5,547
Dividends paid	—	—	—	—	—	—	(6,481)	(6,481)
Net income	—	—	—	—	—	—	65,202	65,202
Balance, March 31, 2021	196	556	(54,966)	(57,996)	653,973	3,311	220,302	765,376
Issuance of common stock	—	—	—	—	53	—	—	53
Share conversion - Class B to A	2	(2)	—	—	—	—	—	—
Repurchase of shares	—	—	(8,324)	—	—	—	—	(8,324)
Shares withheld related to net settlement of equity awards	—	—	—	(4,929)	—	—	—	(4,929)
Vesting of restricted share grants	—	2	—	—	(2)	—	—	—
Exercise of options	—	2	—	—	1,551	—	—	1,553
Other comprehensive loss	—	—	—	—	—	(2,960)	—	(2,960)
Share-based compensation	—	—	—	—	4,345	—	—	4,345
Dividends paid	—	—	—	—	—	—	(8,228)	(8,228)
Net income	—	—	—	—	—	—	69,270	69,270
Balance, June 30, 2021	198	558	(63,290)	(62,925)	659,920	351	281,344	816,156
Issuance of common stock	—	—	—	—	73	—	—	73
Share conversion - Class B to A	3	(3)	—	—	—	—	—	—
Repurchase of shares	—	—	(6,275)	—	—	—	—	(6,275)
Shares withheld related to net settlement of equity awards	—	—	—	(12,824)	—	—	—	(12,824)
Vesting of restricted share grants	—	5			(5)	—	—	—
Exercise of options	—	3	—	—	1,889	—	—	1,892
Other comprehensive income	—	—	—	—	—	1,220	—	1,220
Share-based compensation	—	—	—	—	4,021	—	—	4,021
Dividends paid	—	—	—	—	—	—	(10,771)	(10,771)
Net income	—	—	—	—	—	—	74,175	74,175
Balance, September 30, 2021	$201	$563	$(69,565)	$(75,749)	$665,898	$1,571	$344,748	$867,667

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net income	$223,242	$208,647
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	30,339	16,116
Depreciation and amortization	32,051	13,456
Deferred financing costs and derivative and accretion expense	3,395	2,655
Stock-based and deferred compensation	10,774	20,779
Change in fair value of contingent consideration obligations	(40,600)	10,600
Unrealized depreciation (appreciation) on investments	5,307	(4,159)
Noncash lease expense	263	—
Loss on equity method investment	825	227
Loss on debt extinguishment	2,887	4,596
Changes in operating assets and liabilities:
Receivables	16,781	(14,789)
Prepaid expenses	(667)	513
Other assets	(1,540)	402
Accounts payable and accrued expenses	(11,427)	10,615
Accrued compensation and benefits	(2,567)	(5,144)
Other liabilities	(944)	(453)
Net cash provided by operating activities	268,119	264,061

Cash flows from investing activities
Purchases of property and equipment	(4,286)	(8,298)
Purchases of investments	(17,696)	(9,415)
Sales of investments	15,205	7,267
Acquisition of business and assets, net of cash acquired	(880)	(586)
Net cash used in investing activities	(7,657)	(11,032)

Cash flows from financing activities
Issuance of common stock	12,439	4,405
Repurchase of common stock	(61,493)	(25,872)
Payments of taxes related to net share settlement of equity awards	(27,897)	(22,109)
Repayments of long-term senior debt	(134,000)	(142,000)
Payment of dividends	(52,127)	(25,409)
Net cash used in financing activities	(263,078)	(210,985)

Effect of changes of foreign exchange rate on cash and cash equivalents	(248)	(48)

Net (decrease) increase in cash and cash equivalents	(2,864)	41,996
Cash and cash equivalents, beginning of period	69,533	22,744
Cash and cash equivalents, end of period	$66,669	$64,740

Supplemental cash flow information
Cash paid for interest	$24,118	$14,806
Cash paid for income taxes	26,117	49,137
Noncash items
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$3,984	$—

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

On and effective July 1, 2019, the Company completed the acquisition (the “USAA AMCO Acquisition” or “USAA AMCO”) of USAA Asset Management Company (“USAA Adviser”) and Victory Capital Transfer Agency, Inc. (“VCTA”), formerly known as the USAA Transfer Agency Company d/b/a USAA Shareholder Account Services. The USAA AMCO Acquisition includes USAA’s mutual fund and exchange traded fund (“ETF”) businesses and its 529 Education Savings Plan. Refer to Note 4, Acquisitions, for further details on the acquisition.

VCM is a registered investment adviser managing assets through mutual funds, institutional separate accounts, separately managed account products, unified managed account products, third-party ETF model strategies, collective trust funds, private funds, undertakings for the collective investment in transferrable securities, other pooled vehicles and ETFs. VCM also provides mutual fund administrative services for the Victory Portfolios, Victory Variable Insurance Funds and the mutual fund series of the Victory Portfolios II (collectively, the “Victory Funds”), a family of open-end mutual funds, the VictoryShares (the Company’s ETF brand) and the USAA Mutual Fund Trust, a family of open-end mutual funds (the “USAA Funds”). Additionally, VCM employs all of the Company’s United States investment professionals across its Franchises and Solutions, which are not separate legal entities. VCM’s wholly-owned subsidiaries include RS Investment Management (Singapore) Pte. Ltd., RS Investments (Hong Kong) Limited, RS Investments (UK) Limited, Victory Capital Digital Assets, LLC and NEC Pipeline LLC. VCS is registered with the SEC as an introducing broker-dealer and serves as distributor and underwriter for the Victory Funds, the USAA Funds and the USAA 529 Education Savings Plan as well as placement agent for certain private funds managed by VCM. VCTA is registered with the SEC as a transfer agent for the USAA Funds.

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

In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the financial condition, results of operations, and cash flows for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current year presentation. Operating results for the three- and nine-month periods ending September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the operations of the Company and its wholly-owned subsidiaries, after elimination of all intercompany balances and transactions.

The Company owned a 15% equity interest in Alderwood Partners LLP (“Alderwood”) from September 20, 2020 through July 31, 2022, when the Company retired as a member of Alderwood. The Company analyzed its investment in Alderwood under the voting interest model and determined that it did not have a controlling financial interest. The Company accounted for its Alderwood investment using the equity method of accounting. Refer to Note 15, Equity Method Investment, for additional information on Alderwood.

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

Lease Accounting Policy

The Company’s leases consist primarily of real estate leases for office space. The Company determines if an arrangement is a lease at contract inception. A lease liability and a corresponding right-of-use ("ROU") asset are recognized on the commencement date for leases with terms longer than one year. Lease liabilities represent an obligation to make lease payments arising from a lease while ROU assets represent a right to use an underlying asset during the lease term. The lease liability is measured at the present value of the future lease payments over the lease term generally using the Company's incremental borrowing rate, which is determined through market sources. Lease components and non-lease components such as fixed maintenance and other costs are combined into one lease component and capitalized in lease liabilities. Variable lease payments, such as utilities and common area maintenance charges, are excluded from lease liabilities and expensed as incurred. The variable lease payments are determined based on terms in the lease contracts and primarily relate to usage of the ROU asset and services received from the lessor. A ROU asset is measured initially as the value of the lease liability plus initial direct costs and prepaid lease payments and less lease incentives received. The lease term includes periods covered by options to extend the lease when it is reasonably certain that we will exercise that option. Lease expense is recognized on a straight-line basis over the lease term and is recorded in general and administrative expenses on the unaudited Condensed Consolidated Statements of Operations.

New Accounting Pronouncements

Accounting Standards Adopted or Applied in 2022

•
Leases: Effective January 1, 2022, the Company adopted ASU 2016-02, “Leases (Topic 842)” (the “New Lease Standard”) which supersedes previous lease guidance, Accounting Standards Codification (“ASC”) Topic 840 (“ASC Topic 840”). The New Lease Standard required lessees to recognize a ROU asset and a lease liability for all leases (with the exception of short-term leases) on their balance sheet at the commencement date and recognize expenses on their income statement similar to ASC Topic 840 guidance. In addition, the FASB issued ASU 2018-11, “Leases Targeted Improvements,” which provided a package of practical expedients for entities to apply upon adoption.

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

•
Reference Rate Reform: In March 2020, the Financial Accounting Standards Board (the “FASB”) issued “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASC 848”). ASC 848 contains optional practical expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments in this guidance are effective for all entities through December 31, 2022.

During the third quarter of 2022, the Company elected to apply certain optional expedients available under ASC 848 providing relief from contract modification and hedge accounting requirements to amendments made to its 2019 credit agreement and interest rate swap (the “Swap”) agreement to transition the referenced interest rate from LIBOR to a rate based on the secured overnight financing rate (“SOFR”). As a result, the Company was not required to evaluate whether the modifications to the 2019 credit agreement and the Swap agreement resulted in the establishment of new contracts or the continuation of existing contracts and elected not to remeasure the contracts at the modification date or reassess previous accounting determinations. The modified contracts are accounted for, and presented as, continuations of the existing contracts. The Company also elected to change the contractual terms of the Swap without dedesignating the hedging relationship.

Prior to amending the Swap, the Company elected to use the guidance in ASC 848 to assert that it remained probable that the hedged forecasted transaction would occur.

Recently Issued Accounting Standards

•
Expected Credit Losses: In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 creates a new model for determining current expected credit losses (“CECL”) on trade and other receivables, net investments in leases, contract assets and long-term receivables. The CECL impairment model requires companies to consider the risk of loss even if it is remote and to include forecasts of future economic conditions as well as information about past events and current conditions. The effective date for calendar-year public business entities was January 1, 2020. As an emerging growth company (“EGC”), the Company will adopt ASU 2016-13 on January 1, 2023 and does not expect the adoption to have a significant impact on its consolidated financial statements.
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

NOTE 3. Revenue RECOGNITION

In accordance with revenue recognition standard requirements, the following table disaggregates our revenue by type and product:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Investment management fees
Mutual funds (Victory/USAA Funds)	$112,467	$137,433	$357,294	$399,854
ETFs (VictoryShares)	5,324	4,338	15,274	11,792
Separate accounts and other vehicles	43,031	31,357	137,643	92,000
Performance-based fees
Mutual funds (USAA Funds)	244	(1,402)	(1,039)	(4,394)
Separate accounts and other vehicles	(296)	(371)	(808)	420
Total investment management fees	160,770	171,355	508,364	499,672

Fund administration and distribution fees
Administration fees
Mutual funds (Victory/USAA Funds)	$25,566	30,874	$80,287	89,891
ETFs (VictoryShares)	673	477	2,095	1,378
Distribution fees
Mutual funds (Victory/USAA Funds)	6,036	7,340	19,172	21,624
Transfer agent fees
Mutual funds (USAA Funds)	14,215	16,244	43,367	48,578
Total fund administration and distribution fees	46,490	54,935	144,921	161,471

Total revenue	$207,260	$226,290	$653,285	$661,143

The following table presents balances of receivables:

(in thousands)	September 30, 2022	December 31, 2021
Customer receivables
Mutual funds (Victory/USAA Funds)	$52,450	$65,304
ETFs (VictoryShares)	2,073	1,934
Separate accounts and other vehicles	27,790	30,519
Receivables from contracts with customers	82,313	97,757
Non-customer receivables	5,221	6,548
Total receivables	$87,534	$104,305

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

NOTE 4. ACQUISITIONS

USAA AMCO Acquisition

Under the terms of the USAA AMCO Acquisition purchase agreement, a maximum of $150.0 million ($37.5 million per year) in contingent payments is payable to sellers based on the annual revenue of USAA Adviser attributable to all “non-managed money”-related AUM in each of the first four years following the closing. To receive any contingent payment in respect of “non-managed money”-related assets for a given year, annual revenue from “non-managed money”-related assets must be at least 80% of the revenue run-rate (as calculated under the Stock Purchase Agreement) of the USAA Adviser’s “non-managed money”-related assets under management as of the closing date, and to achieve the maximum contingent payment for a given year, such annual revenue must total at least 100% of that closing date revenue run-rate. At September 30, 2022, a maximum of $75.0 million in contingent consideration ($37.5 million per year for the remaining 2 years of the earn out period) was potentially payable to sellers.

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

Significant inputs to the valuation of contingent consideration payable to sellers as of September 30, 2022 and December 31, 2021 are as follows and are approximate values:

	September 30, 2022	December 31, 2021
Non-managed money revenue 4 year average annual growth rate	0%	6%
Market price of risk	5%	6%
Revenue volatility	16%	17%
Discount rate	8%	3%
Years remaining in earn out period	1.1	1.9
Undiscounted estimated remaining earn out payments in millions	$62- $75	$72 - $75

The estimated fair value of contingent consideration payable to sellers at September 30, 2022 was estimated at $59.7 million and is recorded in consideration payable for acquisition of business in the unaudited Condensed Consolidated Balance Sheets. The decrease in the liability of $9.1 million from $68.8 million at December 31, 2021 was recorded in change in value of consideration payable for acquisition of business in the unaudited Condensed Consolidated Statements of Operations.

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

The Company determined that substantially all of the contingent payments payable per the NEC purchase agreement represent compensation for post-closing services. Accordingly, these contingent payments were excluded from the purchase price for the NEC Acquisition. The Company records compensation expense over the estimated service period on a straight-line basis in an amount equal to the total contingent payments currently forecasted to be paid. In the three and nine months of 2022, the Company recorded $1.7 million and $5.4 million in NEC contingent payment compensation expense, which is included in personnel compensation and benefits in the unaudited Condensed Consolidated Statements of Operations. At September 30, 2022, the liability for NEC contingent payments totaled $6.4 million, which is included in accrued compensation and benefits in the unaudited Condensed Consolidated Balance Sheets.

As of September 30, 2022, the purchase price allocation for the NEC Acquisition is preliminary as all of the customary post-closing purchase adjustments have not been finalized. The final purchase price allocation may reflect changes to the provisional valuations for accounts payable and accrued expenses. Adjustments will be made, as necessary, during the measurement period of up to one year after the closing date.

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

As of September 30, 2022, the purchase price allocation for the WestEnd Acquisition is preliminary as the final calculations may reflect changes to the provisional valuations for accounts payable and accrued expenses. Adjustments will be made, as necessary, during the measurement period of up to one year after the closing date.

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

A maximum of $320.0 million ($80.0 million per year) is payable to sellers in contingent payments. The fair value of contingent consideration payable to sellers was estimated at $208.2 million at September 30, 2022, a decrease of $31.5 million from December 31, 2021. Significant inputs to the valuation of contingent consideration payable to sellers as of September 30, 2022 and December 31, 2021 are as follows and are approximate values:

		December 31, 2021
	September 30, 2022	Acquisition Date
Net revenue 5 year average annual growth rate	30%	38%
Market price of risk adjustment for revenue (continuous)	10%	11%
Revenue volatility	20%	21%
Discount rate	8%	4%
Years remaining in earn out period	5.1	5.8
Undiscounted estimated remaining earn out payments $ millions	$260 - $320	$277 - $320

Actual and Pro Forma Results for WestEnd

WestEnd revenue for the three and nine months ended September 30, 2022, was as follows:

	Unaudited	Unaudited
	Three Months Ended	Nine Months Ended
(in millions)	September 30, 2022	September 30, 2022
Revenue	$12.7	$41.9

Net income attributable to WestEnd for the three and nine months ended September 30, 2022 is impractical to determine as the Company does not prepare discrete financial information at that level.

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

	Unaudited	Unaudited
	Three Months Ended	Nine Months Ended
(in thousands, except per share amount)	September 30, 2021	September 30, 2021
Revenue	$238,775	$693,499
Net income	75,096	208,124

Earnings per share of common stock
Basic	$1.10	$3.07
Diluted	$1.01	$2.81

Weighted average number of shares outstanding
Basic	67,980	67,840
Diluted	74,053	74,162

Acquisition-Related Costs

Costs related to acquisitions are summarized below and include legal and filing fees, advisory services, mutual fund proxy voting costs and other one-time expenses related to the transactions. These costs are included in acquisition-related costs in the unaudited Condensed Consolidated Statements of Operations.

	Acquisition-related costs
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
NEC	$22	$653	$87	$963
WestEnd	30	205	92	205
USAA AMCO	—	5,009	—	5,026
Other	137	140	270	71
Total acquisition-related costs	$189	$6,007	$449	$6,265

Restructuring and Integration Costs

In connection with business combinations, asset purchases and changes in business strategy, the Company incurs costs integrating investment platforms, products and personnel into existing systems, processes and service provider arrangements and restructuring the business to capture operating expense synergies.

The following table presents the rollforward of restructuring and integration liabilities, which are recorded in accounts payable and accrued expenses in the unaudited Condensed Consolidated Balance Sheets, for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Liability balance, beginning of period	$—	$0.8	$0.3	$1.0
Severance expense	—	—	—	1.8
Integration costs	0.1	—	0.1	0.7
Total restructuring and integration costs	0.1	—	0.1	2.5
Settlement of liabilities	(0.1)	(0.3)	(0.4)	(3.0)
Liability balance, end of period	$—	$0.5	$—	$0.5

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

The table below shows assets and liabilities measured at fair value on a recurring basis.

	As of September 30, 2022
(in thousands)	Total	Level 1	Level 2	Level 3
Financial Assets
Money market funds	$52,177	$52,177	$—	$—
Investments in proprietary funds	656	656	—	—
Deferred compensation plan investments	28,252	28,252	—	—
Interest rate swap asset	49,328	—	49,328	—
Total Financial Assets	$130,413	$81,085	$49,328	$—
Financial Liabilities
Contingent consideration arrangements	(267,900)	—	—	(267,900)
Total Financial Liabilities	$(267,900)	$—	$—	$(267,900)

	As of December 31, 2021
(in thousands)	Total	Level 1	Level 2	Level 3
Financial Assets
Investments in proprietary funds	$912	$912	$—	$—
Deferred compensation plan investments	30,812	30,812	—	—
Interest rate swap asset	7,774	—	7,774	—
Total Financial Assets	$39,498	$31,724	$7,774	$—
Financial Liabilities
Contingent consideration arrangements(1)	(308,500)	—	—	(308,500)
Total Financial Liabilities	$(308,500)	$—	$—	$(308,500)
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

The Swap asset and liability represent amounts receivable or payable under a floating-to-fixed interest rate swap transaction entered into by the Company on March 27, 2020. The fair value of the Swap is included in other assets in the unaudited Condensed Consolidated Balance Sheets at September 30, 2022 and December 31, 2021. Pricing is determined based on a third party, model-derived valuation in which all significant inputs are observable in active markets (Level 2). Refer to Note 14, Derivatives, for further detail on the Swap.

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

The following table presents the change in contingent consideration arrangement liabilities for the nine months ended September 30, 2022.

(in thousands)	Contingent Consideration Liabilities
Balance, December 31, 2021	$(308,500)
USAA AMCO change in fair value measurement	9,100
WestEnd change in fair value measurement	31,500
Balance, September 30, 2022	$(267,900)

There were no transfers between any of the Level 1, 2 and 3 categories in the fair value measurement hierarchy from December 31, 2021 to September 30, 2022. The Company recognizes transfers at the end of the reporting period.

The net carrying value of accounts receivable and accounts payable approximates fair value due to the short‑term nature of these assets and liabilities. The fair value of our long-term debt at September 30, 2022 is considered to be its carrying value as the interest rate on the bank debt is variable and approximates current market rates. As a result, Level 2 inputs are utilized to determine the fair value of our long‑term debt.

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

(in thousands)	September 30, 2022	December 31, 2021
Related party assets
Cash and cash equivalents	$52,177	$—
Receivables (investment management fees)	43,028	53,256
Receivables (fund administration and distribution fees)	14,000	17,123
Prepaid expenses	1,115	304
Investments (investments in proprietary funds, fair value)	656	912
Investments (deferred compensation plan investments, fair value)	26,422	28,643
Total	$137,398	$100,238

Related party liabilities
Accounts payable and accrued expenses (fund reimbursements)	$6,281	$6,695

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Related party revenue
Investment management fees	$124,335	$144,978	$391,804	$419,744
Fund administration and distribution fees	46,490	54,935	144,921	161,471
Total	$170,825	$199,913	$536,725	$581,215

Related party expense
General and administrative	$93	$125	$302	$388

Related party other income (expense)
Interest income and other income (expense)	$(805)	$(330)	$(4,343)	$4,253

NOTE 7. Investments

As of September 30, 2022 and December 31, 2021, the Company had investments in proprietary funds and deferred compensation plan investments. Investments in proprietary funds consist entirely of seed capital investments in certain Victory Funds and USAA Funds. Deferred compensation plan investments are held under deferred compensation plans and include Victory Funds, USAA Funds and third-party mutual funds.

Unrealized and realized gains and losses on investments in proprietary funds and deferred compensation plan investments are recorded in earnings as interest income and other income (expense).

Investments in Proprietary Funds

The following table presents a summary of the cost and fair value of investments in proprietary funds:

		Gross Unrealized		Fair
(in thousands)	Cost	Gains	(Losses)	Value
As of September 30, 2022	$724	$36	$(104)	$656
As of December 31, 2021	769	169	(26)	912

There were no proceeds from sales and realized gains and losses from investments in proprietary funds for the three months ended September 30, 2022 and 2021. Sales and realized gains and losses for the nine months ended September 30, 2022 and 2021 were as follows:

	Sale	Realized
(in thousands)	Proceeds	Gains	(Losses)
For the nine months ended September 30, 2022	$65	$—	$(2)
For the nine months ended September 30, 2021	215	50	—

Deferred Compensation Plan Investments

The following table presents a summary of the cost and fair value of deferred compensation plan investments:

		Gross Unrealized		Fair
(in thousands)	Cost	Gains	(Losses)	Value
As of September 30, 2022	$31,107	$512	$(3,367)	$28,252
As of December 31, 2021	27,174	4,266	(628)	30,812

Proceeds from sales of deferred compensation plan investments and realized gains and losses recognized during the periods ended September 30, 2022 and 2021 are as follows:

	Sale	Realized
(in thousands)	Proceeds	Gains	(Losses)
For the three months ended September 30, 2022	$7,023	$—	$(258)
For the three months ended September 30, 2021	3,246	383	(13)

	Sale	Realized
(in thousands)	Proceeds	Gains	(Losses)
For the nine months ended September 30, 2022	$15,139	$1,872	$(473)
For the nine months ended September 30, 2021	7,051	690	(41)

NOTE 8. Income Taxes

The Company’s effective tax rate differs from the United States federal statutory rate primarily as a result of state and local income taxes, excess tax benefits on share-based compensation and certain non-deductible expenses.

For the three months ended September 30, 2022 and 2021, the provision for income taxes was $12.6 million and $18.2 million, or 14.7% and 19.7%, of pre-tax income respectively. For the nine months ended September 30, 2022 and 2021, the provision for income taxes was $57.6 million and $56.5 million, or 20.5% and 21.3%, of pre-tax income respectively.

The effective tax rate for the three months ended September 30, 2022 was lower than the effective tax rate for the same period in 2021 mainly due to higher excess tax benefits on share-based compensation. The effective tax rate for the nine months ended September 30, 2022 was lower than the effective tax rate for the same period in 2021 mainly due to higher excess tax benefits on share-based compensation net of increased non-deductible expenses.

No valuation allowance was recorded for deferred tax assets in the three and nine months ended September 30, 2022 and 2021.

NOTE 9. Debt

2021 Debt Repricing

On February 18, 2021, the Company entered into the Second Amendment (the “Second Amendment”) to the 2019 Credit Agreement with the other loan parties thereto, Barclays Bank PLC, as administrative agent, and the Royal Bank of Canada as fronting bank. Pursuant to the Second Amendment, the Company repriced the existing term loans with replacement term loans in an aggregate principal amount of $755.7 million (the “Repriced Term Loans”). The Repriced Term Loans have substantially the same terms as the previously existing term loans, including the same maturity date of July 2026, except that the Repriced Term Loans provide for a reduced applicable margin on LIBOR of 25 basis points. After the Second Amendment, the applicable margin on LIBOR under the Repriced Term Loans is 2.25%.

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

2022 LIBOR to Term SOFR Rate Transition

The 2019 Credit Agreement provides a mechanism for determining an alternative interest rate following the phase-out of LIBOR, which for the three-month rate is expected to occur following the publication of LIBOR rates on June 30, 2023. On September 23, 2022, the Company entered into the Fourth Amendment (the “Fourth Amendment”) to the 2019 Credit Agreement to change the interest rate on its debt from LIBOR to a rate based on SOFR plus a ten-basis point credit spread adjustment. There was no change to the applicable margin on the referenced rate as a result of the Fourth Amendment.

The LIBOR rate loans outstanding as of the Fourth Amendment’s effective date continued as LIBOR rate loans until the end of their current interest periods. The 2021 Incremental Term Loans converted into Term SOFR loans on September 30, 2022, while the Repriced Term Loans converted into Term SOFR loans on October 6, 2022. Also on October 6, 2022, the interest periods for the Repriced Term Loans and 2021 Incremental Term Loans were aligned and the three-month Term SOFR rate was elected for all the Company’s term loans. Refer to Note 17, Subsequent Events, for information related to term loan activity subsequent to September 30, 2022.

The following table presents the components of long-term debt in the unaudited Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021.

(in thousands)	September 30, 2022	December 31, 2021	Effective Interest Rate as of September 30, 2022
Term Loans
Due July 2026, 4.54% interest rate, resets October 6, 2022	$642,239	$646,239	4.94%
Due December 2028, 5.38% interest rate, reset September 30, 2022	375,000	505,000	5.71%
Term loan principal outstanding	1,017,239	1,151,239
Unamortized debt issuance costs	(12,113)	(16,436)
Unamortized debt discount	(5,283)	(6,879)
Long-term debt, net	$999,843	$1,127,924

The 2019 Credit Agreement contains customary affirmative and negative covenants, including covenants that affect, among other things, the ability of the first lien leverage ratio, measured as of the last day of each fiscal quarter on which outstanding borrowings under the revolving credit facility exceed 35.0% of the commitments thereunder (excluding certain letters of credit), of no greater than 3.80 to 1.00. As of September 30, 2022, there were no outstanding borrowings under the revolving credit facility and the Company was in compliance with the financial performance covenant.

For the three and nine months ended September 30, 2022, repayments of outstanding term loan principal and open market term loan debt repurchases and retirements totaled $29.6 million and $144.6 million, respectively. A total of $35.0 million and $142.0 million of the outstanding term loans under the 2019 Credit Agreement was repaid during the three and nine months ended September 30, 2021, respectively.

The Company recognized a loss on debt extinguishment of $0.4 million and $2.9 million in the three and nine months ended September 30, 2022, respectively, due to repayments of term loan principal. The Company recognized a net loss on debt extinguishment of $0.7 million and $4.6 million in the three and nine months ended September 30, 2021 due to term loan repayments and entering into the Second Amendment.

Interest Expense

The following table presents the components of interest expense and other financing costs on the unaudited Condensed Consolidated Statements of Operations for the periods ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Interest expense	$11,717	$4,002	$27,465	$13,279
Amortization of debt issuance costs	784	554	2,434	1,801
Amortization of debt discount	314	257	960	854
Interest rate swap (income) expense	(1,459)	947	(558)	2,639
Other	123	93	336	280
Total	$11,479	$5,853	$30,637	$18,853

NOTE 10. Equity

Shares Rollforward

The following tables present the changes in the number of shares of common stock issued and repurchased (in thousands):

	Shares of Common Stock Issued	Shares of Treasury Stock
Balance, December 31, 2021	77,242	(8,580)
Issuance of shares	3	—
Repurchase of shares	—	(293)
Vesting of restricted share grants	481	—
Exercise of options	222	—
Shares withheld related to net settlement of equity awards	—	(285)
Balance, March 31, 2022	77,948	(9,158)
Issuance of shares	3	—
Repurchase of shares	—	(640)
Vesting of restricted share grants	139	—
Exercise of options	271	—
Shares withheld related to net settlement of equity awards	—	(197)
Balance, June 30, 2022	78,361	(9,995)
Issuance of shares	3	—
Repurchase of shares	—	(819)
Vesting of restricted share grants	208	—
Exercise of options	1,717	—
Shares withheld related to net settlement of equity awards	—	(992)
Balance, September 30, 2022	80,289	(11,807)

	Shares of Common Stock Issued		Shares of Treasury Stock
	Class A	Class B	Class A	Class B
Balance, December 31, 2020	19,389	54,767	(3,183)	(3,431)
Issuance of shares	1	—	—	—
Share conversion - Class B to A	221	(221)	—	—
Repurchase of shares	—	—	(287)	—
Vesting of restricted share grants	—	953	—	—
Exercise of options	—	109	—	—
Shares withheld related to net settlement of equity awards	—	—	—	(431)
Balance, March 31, 2021	19,611	55,608	(3,470)	(3,862)
Issuance of shares	2	—	—	—
Share conversion - Class B to A	204	(204)	—	—
Repurchase of shares	—	—	(288)	—
Vesting of restricted share grants	—	143	—	—
Exercise of options	—	236	—	—
Shares withheld related to net settlement of equity awards	—	—	—	(159)
Balance, June 30, 2021	19,817	55,783	(3,758)	(4,021)
Issuance of shares	2	—	—	—
Share conversion - Class B to A	331	(331)	—	—
Repurchase of shares	—	—	(188)	—
Vesting of restricted share grants	—	501	—	—
Exercise of options	—	390	—	—
Shares withheld related to net settlement of equity awards	—	—	—	(393)
Balance, September 30, 2021	20,150	56,343	(3,946)	(4,414)

Share Repurchased and Withheld

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

During the three months ended September 30, 2022, the Company repurchased 819,472 shares of Common Stock at a total cost of $22.8 million for an average price of $27.86 per share. During the nine months ended September 30, 2022, 1,752,167 shares were repurchased at a total cost of $49.2 million for an average price of $28.06. As of September 30, 2022, a total of $66.8 million was available for future repurchases under the 2022 Share Repurchase Program, and a cumulative total of 5,820,654 shares of Common Stock had been repurchased under programs authorized by the Company’s Board of Directors at a total cost of $123.2 million for an average price of $21.16 per share.

Shares withheld for net settlement of employee equity awards

During the three months ended September 30, 2022, the Company net settled 991,785 shares of Common Stock for $27.4 million to satisfy $18.1 million in employee tax obligations and $9.3 million in employee stock option exercise prices. For the nine months ended September 30, 2022, 1,474,946 shares were net settled for $41.5 million to satisfy $29.3 million of employee tax obligations and $12.2 million of employee stock option exercise prices.

Dividend Payments

Dividends paid or payable for the nine months ended September 30, 2022 totaled $52.3 million and included quarterly dividends of $51.5 million and $0.8 million in cash bonuses and distributions related to dividends previously declared upon vesting of restricted stock and stock option awards.

At September 30, 2022 and December 31, 2021, the amount of cash bonuses and distributions related to dividends previously declared on unvested and outstanding restricted share awards and stock options totaled $1.0 million, which was not recorded as a liability as of the balance sheet date. A liability will be recorded for these cash bonuses and dividends when the restricted shares and options vest.

NOTE 11. Share‑Based Compensation

Current Period Activity

During the three months ended September 30, 2022, the Company issued restricted stock awards for 88,698 shares of common stock, of which awards for 11,974 shares were fully vested on the grant date and awards for 76,724 shares vest over two years. For the nine months ended September 30, 2022, the Company issued restricted stock awards for 637,235 shares of common stock, of which awards for 30,092 shares were fully vested on the grant date, awards for 445,984 shares vest over two years, awards for 3,108 shares vest over thirty-three months, and awards for 158,051 shares vest over three years.

Stock option award and restricted stock award activity during the nine months ended September 30, 2022 and 2021 was as follows:

	Shares Subject to Stock Option Awards
	Nine Months Ended September 30,
	2022			2021
	Avg wtd	Avg wtd		Avg wtd	Avg wtd
	grant-date	exercise		grant-date	exercise
	fair value	price	Units	fair value	price	Units
Outstanding at beginning of period	$3.94	$6.71	5,315,210	$3.91	$6.50	6,865,101
Forfeited	6.46	14.15	(451)	5.27	10.67	(76,849)
Exercised	3.43	5.53	(2,209,371)	3.72	5.77	(734,712)
Outstanding at end of the period	$4.31	$7.55	3,105,388	$3.92	$6.54	6,053,540
Vested	$4.27	$7.45	2,928,840	$3.86	$6.37	5,809,189
Unvested	4.85	9.24	176,548	5.29	10.62	244,351

	Restricted Stock Awards
	Nine Months Ended September 30,
	2022		2021
	Avg wtd grant-		Avg wtd grant-
	date fair value	Units	date fair value	Units
Unvested at beginning of period	$17.75	1,352,839	$14.99	2,827,008
Granted	31.14	637,235	26.96	260,753
Vested	17.39	(827,872)	14.53	(1,596,839)
Forfeited	28.86	(9,643)	16.38	(121,424)
Unvested at end of period	$25.34	1,152,559	$17.70	1,369,498

The Company recorded $4.4 million and $4.0 million of share-based compensation expense in the three months ended September 30, 2022 and 2021, respectively, and $13.3 million and $13.9 million of share-based compensation in the nine months ended September 30, 2022 and 2021, respectively, in personnel compensation and benefits in the unaudited Condensed Consolidated Statements of Operations.

NOTE 12. Earnings Per Share

The following table sets forth the reconciliation of basic earnings per share and diluted earnings per share from net income for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands except per share amounts)	2022	2021	2022	2021
Net income	$72,764	$74,175	$223,242	$208,647
Shares:
Basic: Weighted average number of shares outstanding	68,609	67,980	68,625	67,840
Plus: Incremental shares from assumed conversion of dilutive instruments	3,268	6,073	4,172	6,322
Diluted: Weighted average number of shares outstanding	71,877	74,053	72,797	74,162
Earnings per share
Basic:	$1.06	$1.09	$3.25	$3.08
Diluted:	$1.01	$1.00	$3.07	$2.81

Outstanding instruments excluded from the computation of weighted average shares for diluted earnings per share because the effect would be anti-dilutive were 0.2 million for the three and nine months ended September 30, 2022 and were de minimus in amount for the three and nine months ended September 30, 2021. Holders of non-vested share-based compensation awards do not have rights to receive nonforfeitable dividends on the shares covered by the awards.

NOTE 13. Accumulated Other Comprehensive Income (Loss)

The following table presents changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2022 and 2021.

		Cumulative
	Cash Flow	Translation
(in thousands)	Hedges (a)	Adjustment	Total
Balance, December 31, 2021	$5,895	$77	$5,972
Other comprehensive income (loss) before reclassification and tax	42,113	(485)	41,628
Tax impact	(10,176)	120	(10,056)
Reclassification adjustments, before tax	(558)	—	(558)
Tax impact	135	—	135
Net current period other comprehensive income (loss)	31,514	(365)	31,149
Balance, September 30, 2022	$37,409	$(288)	$37,121
Balance, December 31, 2020	$(7,573)	$113	$(7,460)
Other comprehensive income (loss) before reclassification and tax	9,356	(63)	9,293
Tax impact	(2,275)	16	(2,259)
Reclassification adjustments, before tax	2,639	—	2,639
Tax impact	(642)	—	(642)
Net current period other comprehensive income (loss)	9,078	(47)	9,031
Balance, September 30, 2021	$1,505	$66	$1,571
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

On September 26, 2022, the Company and the Swap counterparty executed an amendment to the Swap to update LIBOR conventions to SOFR conventions and to modify the fixed rate for the change from three-month LIBOR to three-month Term SOFR effective on October 6, 2022. There was no change to the $450 million notional value, the July 1, 2026 expiration date, the quarterly payment frequency or the designated three-month maturity from the Swap Amendment. The interest rate effectively fixed by the Swap on $450 million of the Company’s outstanding term loan debt through July 1, 2026 changed from 3.22% to 3.15% as a result of the Swap Amendment.

The Company elected to apply certain optional expedients available under ASC 848 providing relief from contract modification and hedge accounting requirements to the amendments to the Swap agreement. As a result, the Company was not required to evaluate whether the modifications to the Swap agreement resulted in the establishment of a new contract or the continuation of an existing contract and elected not to remeasure the contract at the modification date or reassess its previous accounting determination. The modified contract is accounted for, and presented as, a continuation of the existing contract. The Company also elected to change the contractual terms of the Swap without dedesignating the existing hedging relationship and redesignating a new hedging relationship.

The designation of a derivative instrument as a hedge and its ability to meet the hedge accounting criteria determine how the Company reflects the change in fair value of the derivative instrument. A derivative qualifies for hedge accounting treatment if, at inception, it meets defined correlation and effectiveness criteria. These criteria require that the anticipated cash flows and/or changes in fair value of the hedging instrument substantially offset those of the position being hedged. The Swap is assessed for effectiveness and continued qualification for hedge accounting on a quarterly basis. For the three and nine months ended September 30, 2022 and since inception, the Swap was deemed to be highly effective.

The Swap is designated as a cash flow hedge. Accordingly, the Swap is measured at fair value with mark-to-market gains or losses deferred and included in accumulated other comprehensive income (loss), net of tax, to the extent the hedge is determined to be effective. Gains or losses from the Swap are reclassified to interest expense in the same period during which the hedged transaction affects earnings. At September 30, 2022, $1.5 million was recorded as receivable from the Swap counterparty and included in other assets in the unaudited Condensed Consolidated Balance Sheets. Refer to Note 5, Fair Value Measurements, for additional disclosures regarding fair value measurements.

The following table summarizes the classification of the Swap in the unaudited Condensed Consolidated Balance Sheets and the notional amount at September 30, 2022 and December 31, 2021 (in thousands):

Balance Sheets	Description	September 30, 2022	December 31, 2021
Other assets	Fair value of interest rate swap	$49,328	$7,774
	Notional amount	450,000	450,000

The following table summarizes the effects of the Swap in the unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2022 and 2021 (in thousands):

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Statement of Operations	Description	2022	2021	2022	2021
Interest expense and other financing costs	Income (loss) reclassified from AOCI(L)	$1,459	$(947)	$558	$(2,639)

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Statements of Comprehensive Income	Description	2022	2021	2022	2021
Other comprehensive income (loss)	Income recognized in AOCI(L), net of tax	$10,024	$1,276	$31,514	$9,078

NOTE 15. EQUITY METHOD INVESTMENT

In September 2020, the Company acquired, through a wholly owned subsidiary, a 15% interest voting share and income share in Alderwood and made a capital contribution to Alderwood of $1.5 million in cash. Alderwood’s operating entity, Alderwood Capital, is a London-based investment advisory firm focused on taking minority stakes in specialist boutique asset management businesses. The Company also committed to contribute additional capital of $4.5 million to Alderwood and $50.0 million to a private fund to be launched by Alderwood, subject to certain terms and conditions, which included obtaining an agreed amount of aggregate legally binding commitments from investors in the private fund.

In January 2022, the Company signed an amendment to the Alderwood members’ agreement (“Alderwood Amendment”) and made an additional $1.5 million capital contribution to Alderwood. The Alderwood Amendment reduced the Company’s commitment to contribute additional capital to Alderwood from $4.5 million to $3.0 million.

In July 2022, Alderwood decided to wind down its business and operations, including the business and operations of its private fund. On July 31, 2022, the Company’s wholly owned subsidiary retired as a member of Alderwood thereby terminating the Company’s commitment to contribute an additional $3.0 million in capital to Alderwood and $50.0 million in capital to Alderwood’s private fund. Alderwood returned the $1.5 million in capital contributed to Alderwood pursuant to the Alderwood Amendment, and the Company recognized a loss on disposal of 100% of its investment in Alderwood of $0.8 million.

Given the level of ownership interest in Alderwood, which is an English limited liability partnership, and the fact that Alderwood will maintain specific ownership accounts for investors, the Company accounts for its investment in Alderwood using the equity method of accounting.

Equity method investments are recorded in other assets in the unaudited Condensed Consolidated Balance Sheets. At September 30, 2022, the Company no longer held an equity investment in Alderwood ($1.1 million as of December 31, 2021).

Gains and losses from equity method investments are recorded in interest income and other income (expense) in the unaudited Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2022, losses from equity method investments were $0.8 million, respectively. For the three and nine months ended September 30, 2021, losses from equity method investments were $0.1 million and $0.2 million, respectively.

NOTE 16. LEASES

The Company determines if a contract is a lease at inception. We have leases primarily for office facilities and information technology equipment. All of our leases are classified as operating leases.

Supplemental balance sheet information related to the Company’s operating leases as of September 30, 2022 was as follows (in thousands):

September 30, 2022
Operating lease ROU assets(1)	$17,664
Current portion of operating lease liabilities(2)	4,872
Noncurrent portion of operating lease liabilities(2)	14,727
Total operating lease liabilities	$19,599

(1)
ROU assets are recorded in other assets on the unaudited Condensed Consolidated Balance Sheets.
(2)
Current portion and noncurrent portion of operating lease liabilities are recorded in other liabilities on the unaudited Condensed Consolidated Balance Sheets.

September 30, 2022
Weighted-average remaining lease term	4.7 years
Weighted-average discount rate	4.0%

The components of lease expense and other lease information as of and during the three and nine month periods ended September 30, 2022 are as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022
Operating lease cost	$1,318	$3,983
Short-term lease cost	21	63
Variable lease cost	460	1,344
Gross lease cost	$1,799	$5,390
Sub-lease income	(206)	(621)
Net lease cost	$1,593	$4,769

Other lease information
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows for operating leases	$1,251	$3,720

Our leases have remaining lease terms of 1 year to 10 years. These leases generally contain renewal options for periods ranging from two to five years. Because the Company is not reasonably certain to exercise these renewal options, the options are not considered in determining the lease term and associated potential option payments are excluded from lease payments. Expenses associated with operating leases are recorded in general and administrative expenses on the unaudited Condensed Consolidated Statement of Operations. Variable lease costs, such as utilities and common area maintenance charges, are excluded from lease liabilities and expensed as incurred. The variable lease costs are determined based on terms in the lease contracts and primarily relate to usage of the ROU asset and services received from the lessor.

The following table summarizes the maturity of our operating lease liabilities as of September 30, 2022 (in thousands):

Operating Leases
2022	$1,303
2023	5,586
2024	4,603
2025	3,980
2026	3,193
Thereafter	2,828
Total undiscounted lease payments	21,493
Less: imputed interest	1,894
Total lease liabilities	$19,599

NOTE 17. SUBSEQUENT EVENTS

Subsequent to September 30, 2022, we reduced outstanding term loan principal by approximately $9.0 million ($5.0 million of Repriced Term Loans and $4.0 million of 2021 Incremental Term Loans), through the settlement of open market term loan repurchases and retirement of debt.

On October 7, 2022, the Company paid $37.5 million in cash to sellers for the third annual earn out period for the USAA AMCO Acquisition.

On November 3, 2022, the Company’s Board of Directors approved a regular quarterly cash dividend of $0.25 per share. The dividend is payable on December 23, 2022, to shareholders of record on December 9, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to the “Company,” “Victory,” or in the first-person notations of “we,” “us,” and “our” shall mean Victory Capital Holdings, Inc., a Delaware corporation, and its wholly-owned subsidiaries.

Objective

The objective of this section of the Quarterly Report on Form 10-Q is intended to provide a discussion and analysis, from management’s perspective, of the key performance indicators and material information necessary to assess our financial condition and results of operations for the three and nine months ended September 30, 2022 and 2021 and cash flows for the nine months ended September 30, 2022 and 2021. In addition, we also discuss the Company’s contractual and off-balance sheet arrangements. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2021. This discussion and analysis contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2021.

Overview

Our Business – Victory is a diversified global asset management firm with $147.3 billion in AUM as of September 30, 2022. The Company operates a next-generation business model combining boutique investment qualities with the benefits of an integrated, centralized operating and distribution platform.

The Company provides specialized investment strategies to institutions, intermediaries, retirement platforms and individual investors. With 12 autonomous Investment Franchises and a Solutions Platform, Victory offers a wide array of investment products, including actively and passively managed mutual funds, rules-based and active ETFs, institutional separate accounts, VIPs, ESG and impact investment strategies, alternative investments, private closed-end funds, and a 529 Education Savings Plan. Victory Capital’s strategies are also offered through third-party investment products, including mutual funds, third-party ETF model strategies, retail SMAs and UMAs through wrap account programs, CITs, and UCITs. As of September 30, 2022, our Franchises and our Solutions Platform collectively managed a diversified set of 130 investment strategies for a wide range of institutional and retail clients and direct investors.

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

We have grown our AUM from $17.9 billion following the management-led buyout with Crestview GP in August 2013 to $147.3 billion at September 30, 2022. We attribute this growth to our success in sourcing acquisitions and evolving them into organic growers, generating strong investment returns, and developing institutional, retail, and direct investor channels with deep penetration.

WestEnd Acquisition (the “WestEnd Acquisition”) – On December 31, 2021, the Company completed the acquisition of 100% of the equity interests of WestEnd pursuant to the WestEnd purchase agreement (as amended, the “WestEnd Purchase Agreement”), resulting in WestEnd becoming the Company’s twelfth investment franchise. Founded in 2004, and headquartered in Charlotte, NC, WestEnd is an ETF strategist advisor that provides financial advisors with a turnkey, core model allocation strategy for either a holistic solution or complementary source of alpha. The firm offers four primary ETF strategies and one large cap core strategy, all in tax efficient SMA structures. At December 31, 2021, the WestEnd acquired assets totaled $19.3 billion. The WestEnd acquired assets had no economic impact on operations in 2021 and no effect on asset flows, average assets, revenues or earnings in the full-year period ended December 31, 2021.

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

The estimated fair value of contingent consideration payable to sellers was estimated at $208.2 million at September 30, 2022 as compared to $239.7 million at December 31, 2021 and is included in consideration payable for acquisition of business in the unaudited Condensed Consolidated Balance Sheets. The decrease in the liability of $31.5 million for the nine months ended September 30, 2022 was recorded in change in value of consideration payable for acquisition of business in the unaudited Condensed Consolidated Statements of Operations. Refer to Note 4, Acquisitions, for further details on the WestEnd Acquisition.

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

A maximum of $150.0 million ($37.5 million per year) in contingent payments is payable to sellers based on the annual revenue of USAA Adviser attributable to all “non-managed money”-related AUM in each of the first four years following the closing date. In the fourth quarter of 2020, we paid $37.5 million in cash to sellers for the first annual contingent payment. In the fourth quarter of 2021, we paid $37.5 million in cash to sellers for the second annual contingent payment. On October 7, 2022, the Company paid $37.5 million in cash to sellers for the third annual earn out period for the USAA AMCO Acquisition.

The estimated fair value of contingent consideration payable to sellers was estimated at $59.7 million at September 30, 2022 as compared to $68.8 million at December 31, 2021 and is included in consideration payable for acquisition of business in the unaudited Condensed Consolidated Balance Sheets. The decrease in the liability of $9.1 million for the nine months ended September 30, 2022 was recorded in change in value of consideration payable for acquisition of business in the unaudited Condensed Consolidated Statements of Operations. Refer to Note 4, Acquisitions, for further details on the USAA AMCO Acquisition.

Alderwood - The Company owned a 15% equity interest in Alderwood Partners LLP (“Alderwood”) from September 20, 2020 through July 31, 2022, when the Company retired as a member of Alderwood. The Company analyzed its investment in Alderwood under the voting interest model and determined that it did not have a controlling financial interest. The Company accounted for its Alderwood investment using the equity method of accounting. Refer to Note 15, Equity Method Investment, for additional information on Alderwood.

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

Business Highlights

Assets under management:

•
AUM at September 30, 2022 decreased by $7.7 billion, or 5.0%, to $147.3 billion from $154.9 billion at June 30, 2022, driven by negative market action of $7.1 billion. Net flows for the quarter ended September 30, 2022 were comprised of $0.6 billion of net long-term outflows.
•
AUM at September 30, 2022 and 2021 was $147.3 billion and $159.9 billion, respectively. We generated $6.8 billion in gross flows and $0.6 billion in net outflows for the three months ended September 30, 2022 compared to $5.8 billion in gross flows and $18.0 million in net inflows for the same period in 2021. Net flows for the three months ended September 30, 2022 were comprised of $0.6 billion of long-term outflows.
•
AUM at September 30, 2022 and 2021 was $147.3 billion and $159.9 billion, respectively. We generated $27.3 billion in gross flows and $1.7 billion in net inflows for the nine months ended September 30, 2022 compared to $22.7 billion in gross flows and $1.0 billion in net outflows for the same period in 2021. Net flows for the nine months ended September 30, 2022 were comprised of $1.9 billion of net long-term inflows and $0.1 billion of net short-term outflows.

Investment performance:

•
52 of our Victory Capital mutual funds and ETFs had overall Morningstar ratings of four or five stars and 68% of our fund and ETF AUM were rated four or five stars overall by Morningstar. 53% of our strategies by AUM had investment returns in excess of their respective benchmarks over a one-year period, 81% over a three-year period, 79% over a five-year period and 80% over a ten-year period. On an equal-weighted basis, 64% of our strategies have outperformed their benchmarks over a one-year period, 64% over a three-year period, 65% over a five-year period and 68% over a ten-year period.

Financial highlights:

•
Total revenue for the three months ended September 30, 2022 was $207.3 million compared to $226.3 million for the same period in 2021. For the nine months ended September 30, 2022 and 2021, total revenue was $653.3 million and $661.1 million, respectively.
•
Net income was $72.8 million for the three months ended September 30, 2022 compared to $74.2 million for the same period in 2021. For the nine months ended September 30, 2022 and 2021, net income was $223.2 million and $208.6 million, respectively.
•
Adjusted EBITDA was $103.6 million for the three months ended September 30, 2022, or 50.0% of revenue, compared to $115.0 million, or 50.8% of revenue, for the same period in 2021. For the nine months ended September 30, 2022, Adjusted EBITDA was $324.1 million, or 49.6% of revenue, compared to $334.1 million, or 50.5% of revenue, for the same period in 2021. Refer to “Supplemental Non-GAAP Financial Information” for further information about the Adjusted EBITDA calculation and reconciliation of generally accepted accounting principles (“GAAP”) net income to Adjusted EBITDA.
•
Adjusted Net Income with tax benefit was $85.6 million for the three months ended September 30, 2022 compared to $92.6 million for the three months ended September 30, 2021. For the nine months ended September 30, 2022, Adjusted Net Income with tax benefit was $256.7 million compared to $263.4 million for the same period in 2021. Refer to “Supplemental Non-GAAP Financial Information” for further information about the Adjusted Net Income calculation and reconciliation of GAAP net income to Adjusted Net Income.

Key Performance Indicators

The following table is a summary of key performance indicators utilized by management to assess results of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions, except for basis points and percentages)	2022	2021	2022	2021
AUM at period end	$147,257	$159,889	$147,257	$159,889
Average AUM	158,903	162,469	167,157	157,344
Gross flows	6,796	5,781	27,253	22,689
Net short-term flows	(19)	(113)	(125)	(430)
Net long-term flows	(553)	131	1,860	(550)
Net flows	(573)	18	1,734	(980)
Total revenue	207.3	226.3	653.3	661.1
Revenue on average AUM	51.8 bps	55.3 bps	52.3 bps	56.2 bps
Net income	72.8	74.2	223.2	208.6
Adjusted EBITDA(1)	103.6	115.0	324.1	334.1
Adjusted EBITDA Margin(2)	50.0%	50.8%	49.6%	50.5%
Adjusted Net Income(1)	76.2	85.6	228.7	242.6
Tax benefit of goodwill and acquired intangibles(3)	9.3	6.9	28.0	20.8

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

The following table presents our AUM by asset class as of the dates indicated:

	As of
	September 30,
(in millions)	2022	2021(1)
Solutions	$48,551	$38,330
Fixed Income	27,198	36,931
U.S. Mid Cap Equity	25,754	29,798
U.S. Small Cap Equity	14,109	19,863
Global / Non-U.S. Equity	12,293	15,840
U.S. Large Cap Equity	10,762	14,803
Alternative Investments	5,334	1,158
Total Long-Term Assets	144,001	156,722
Money Market & Short-Term Assets	3,256	3,166
Total	$147,257	$159,889

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

The following tables summarize our asset flows by asset class for the periods indicated:

	U.S. Mid	U.S. Small		U.S. Large	Global /				Money
	Cap	Cap	Fixed	Cap	Non-U.S.		Alternative	Total	Market /
(in millions)	Equity	Equity	Income	Equity	Equity	Solutions	Investments	Long-term	Short-term	Total
For the Three Months Ended September 30, 2022
Beginning AUM	$26,356	$14,837	$29,398	$11,857	$13,257	$50,485	$5,617	$151,807	$3,140	$154,947
Gross client cash inflows	1,508	589	1,123	67	742	1,745	827	6,601	194	6,796
Gross client cash outflows	(1,176)	(939)	(1,958)	(269)	(636)	(1,315)	(863)	(7,155)	(214)	(7,368)
Net client cash flows	333	(349)	(835)	(203)	107	430	(36)	(553)	(19)	(573)
Market appreciation / (depreciation)	(938)	(404)	(829)	(560)	(1,248)	(2,930)	(165)	(7,074)	8	(7,066)
Realizations and distributions	—	—	—	—	—	—	(51)	(51)	—	(51)
Net transfers	3	26	(536)	(333)	178	566	(31)	(127)	127	—
Ending AUM	$25,754	$14,109	$27,198	$10,762	$12,293	$48,551	$5,334	$144,001	$3,256	$147,257
For the Three Months Ended September 30, 2021(1)
Beginning AUM	$30,340	$20,617	$36,444	$15,284	$16,244	$38,774	$978	$158,682	$3,254	$161,936
Gross client cash inflows	1,217	1,491	1,591	79	536	541	236	5,689	92	5,781
Gross client cash outflows	(1,332)	(1,315)	(1,264)	(359)	(551)	(675)	(62)	(5,558)	(205)	(5,763)
Net client cash flows	(114)	175	326	(281)	(15)	(134)	174	131	(113)	18
Market appreciation / (depreciation)	(449)	(898)	57	(115)	(367)	(294)	5	(2,061)	(1)	(2,062)
Net transfers	21	(32)	103	(85)	(21)	(17)	1	(30)	27	(3)
Ending AUM	$29,798	$19,863	$36,931	$14,803	$15,840	$38,330	$1,158	$156,722	$3,166	$159,889

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

		U.S.		U.S.
	U.S. Mid	Small		Large	Global /				Money
	Cap	Cap	Fixed	Cap	Non-U.S.		Alternative	Total	Market /
(in millions)	Equity	Equity	Income	Equity	Equity	Solutions	Investments	Long-term	Short-term	Total
Nine Months Ended September 30, 2022
Beginning AUM	$30,578	$20,094	$35,154	$15,766	$16,050	$60,364	$2,548	$180,554	$3,100	$183,654
Gross client cash inflows	5,417	2,408	4,183	318	3,124	6,796	4,566	26,812	441	27,253
Gross client cash outflows	(4,659)	(4,082)	(6,851)	(1,048)	(2,344)	(4,551)	(1,417)	(24,952)	(567)	(25,518)
Net client cash flows	758	(1,674)	(2,668)	(730)	780	2,246	3,149	1,860	(125)	1,734
Market appreciation / (depreciation)	(5,604)	(4,343)	(3,945)	(4,008)	(4,781)	(14,052)	(263)	(36,998)	11	(36,987)
Realizations and distributions	—	—	—	—			(80)	(80)	—	(80)
Net transfers	22	33	(1,342)	(266)	245	(6)	(19)	(1,334)	270	(1,064)
Ending AUM	$25,754	$14,109	$27,198	$10,762	$12,293	$48,551	$5,334	$144,001	$3,256	$147,257
Nine Months Ended September 30, 2021(1)
Beginning AUM	$26,230	$18,368	$36,639	$14,230	$14,141	$33,676	$422	$143,706	$3,534	$147,241
Gross client cash inflows	4,371	3,800	5,370	268	2,290	5,435	854	22,388	301	22,689
Gross client cash outflows	(5,125)	(4,439)	(5,923)	(1,199)	(1,786)	(4,337)	(128)	(22,937)	(732)	(23,669)
Net client cash flows	(754)	(639)	(553)	(931)	504	1,098	726	(550)	(430)	(980)
Market appreciation / (depreciation)	4,328	1,743	516	1,741	1,371	3,653	6	13,359	—	13,359
Net transfers	(6)	391	329	(237)	(176)	(97)	3	207	62	269
Ending AUM	$29,798	$19,863	$36,931	$14,803	$15,840	$38,330	$1,158	$156,722	$3,166	$159,889

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

The following table presents our AUM by distribution channel as of the dates indicated:

	As of September 30,
	2022		2021
(in millions)	Amount	% of total	Amount	% of total
Investor	$51,037	35%	$69,189	43%
Institutional	43,259	29%	47,210	30%
Retail	52,961	36%	43,489	27%
Total AUM(1)	$147,257	100%	$159,889	100%

(1) The allocation of AUM by distribution channel involves the use of estimates and the exercise of judgment.

The following tables summarize our asset flows by vehicle for the periods indicated:

			Separate
			Accounts and
			Other Pooled
(in millions)	Mutual Funds (1)	ETFs (2)	Vehicles (3)	Total
Three Months Ended September 30, 2022
Beginning AUM	$102,297	$5,155	$47,494	$154,947
Gross client cash inflows	4,277	515	2,003	6,796
Gross client cash outflows	(5,689)	(196)	(1,484)	(7,368)
Net client cash flows	(1,411)	319	519	(573)
Market appreciation (depreciation)	(4,290)	(383)	(2,393)	(7,066)
Realizations and distributions	—	—	(51)	(51)
Net transfers	(5)	18	(13)	—
Ending AUM	$96,591	$5,110	$45,557	$147,257
Three Months Ended September 30, 2021
Beginning AUM	$123,164	$4,354	$34,418	$161,936
Gross client cash inflows	4,256	109	1,416	5,781
Gross client cash outflows	(4,751)	(23)	(989)	(5,763)
Net client cash flows	(495)	86	427	18
Market appreciation (depreciation)	(1,242)	(41)	(779)	(2,062)
Net transfers	(60)	(28)	85	(3)
Ending AUM	$121,367	$4,371	$34,151	$159,889

			Separate
			Accounts and
			Other Pooled
(in millions)	Mutual Funds (1)	ETFs (2)	Vehicles (3)	Total
Nine Months Ended September 30, 2022
Beginning AUM	$124,142	$4,871	$54,641	$183,654
Gross client cash inflows	16,981	1,666	8,606	27,253
Gross client cash outflows	(19,750)	(394)	(5,374)	(25,518)
Net client cash flows	(2,769)	1,271	3,231	1,734
Market appreciation (depreciation)	(23,712)	(1,051)	(12,225)	(36,987)
Realizations and distributions	—	—	(80)	(80)
Net transfers	(1,071)	18	(11)	(1,064)
Ending AUM	$96,591	$5,110	$45,557	$147,257
Nine Months Ended September 30, 2021
Beginning AUM	$112,998	$3,976	$30,267	$147,241
Gross client cash inflows	14,781	589	7,320	22,689
Gross client cash outflows	(16,420)	(310)	(6,939)	(23,669)
Net client cash flows	(1,640)	279	381	(980)
Market appreciation (depreciation)	10,212	520	2,627	13,359
Net transfers	(204)	(404)	876	269
Ending AUM	$121,367	$4,371	$34,151	$159,889

(1) Includes institutional and retail share classes, money market and Variable Insurance Products or VIP funds.

(2) Represents only ETF assets held by third parties. Excludes ETF assets held by other Victory Capital products.

(3) Includes collective trust funds, wrap program accounts, UMAs, UCITS, private funds and non-U.S. domiciled pooled vehicles.

September 30, 2022 AUM compared to June 30, 2022 AUM. At September 30, 2022, our total AUM was $147.3 billion, a decrease of $7.7 billion, or 5.0%, from $154.9 billion at June 30, 2022, primarily driven by negative market action of $7.1 billion.

Net inflows from our Solutions and U.S. mid cap equity strategies of $0.4 billion and $0.3 billion, respectively, were offset by net outflows from our fixed income strategies and U.S. small cap equity strategies of $0.8 billion and $0.3 billion, respectively.

September 30, 2022 AUM compared to December 31, 2021 AUM. Total AUM decreased by $36.4 billion, or 19.8%, to $147.3 billion at September 30, 2022 compared to $183.7 billion at December 31, 2021. The decrease in AUM was due to negative market action of $37.0 billion partially offset by net inflows of $1.7 billion.

Net inflows into our alternative investments and Solutions strategies of $3.1 billion and $2.2 billion, respectively, were partially offset by net outflows from fixed income strategies and U.S. small cap equity strategies of $2.7 billion and $1.7 billion, respectively.

GAAP Results of Operations

The following table presents our GAAP results of operations for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2022	2021	2022	2021
Revenue
Investment management fees	$160,770	$171,355	$508,364	$499,672
Fund administration and distribution fees	46,490	54,935	144,921	161,471
Total revenue	207,260	226,290	653,285	661,143

Expenses
Personnel compensation and benefits	56,869	55,837	179,352	172,305
Distribution and other asset-based expenses	39,019	44,859	123,471	131,185
General and administrative	12,301	13,795	38,984	40,818
Depreciation and amortization	10,686	4,377	32,051	13,456
Change in value of consideration payable for acquisition of business	(10,500)	2,400	(40,600)	10,600
Acquisition-related costs	189	6,007	449	6,265
Restructuring and integration costs	56	18	73	2,493
Total operating expenses	108,620	127,293	333,780	377,122

Income from operations	98,640	98,997	319,505	284,021

Other (expense) income
Interest income and other (expense) income	(1,446)	(119)	(5,096)	4,547
Interest expense and other financing costs	(11,479)	(5,853)	(30,637)	(18,853)
Loss on debt extinguishment	(369)	(669)	(2,887)	(4,596)
Total other expense, net	(13,294)	(6,641)	(38,620)	(18,902)

Income before income taxes	85,346	92,356	280,885	265,119

Income tax expense	(12,582)	(18,181)	(57,643)	(56,472)

Net income	$72,764	$74,175	$223,242	$208,647

Earnings per share of common stock
Basic	$1.06	$1.09	$3.25	$3.08
Diluted	$1.01	$1.00	$3.07	$2.81

Weighted average number of shares outstanding
Basic	68,609	67,980	68,625	67,840
Diluted	71,877	74,053	72,797	74,162

Dividends declared per share of common stock	$0.25	$0.15	$0.75	$0.36

Investment Management Fees

Three months ended September 30, 2022 compared to September 30, 2021. Investment management fees decreased 6.2%, or $10.6 million, to $160.8 million for the three months ended September 30, 2022 from $171.4 million for the same period in 2021 due to the combination of a decrease in average AUM and revenue realization over the comparable period.

Nine months ended September 30, 2022 compared to September 30, 2021. Investment management fees increased by $8.7 million, or 1.7%, to $508.4 million for the nine months ended September 30, 2022 from $499.7 million for the same period in 2021 due to an increase in average AUM over the comparable period, partially offset by a decrease in revenue realization.

Fund Administration and Distribution Fees

Three months ended September 30, 2022 compared to September 30, 2021. Fund administration and distribution fees decreased by $8.4 million, or 15.4%, to $46.5 million for the three months ended September 30, 2022 compared to $54.9 million for the same period in 2021 due primarily to lower mutual fund average net assets.

Nine months ended September 30, 2022 compared to September 30, 2021. Fund administration and distribution fees decreased $16.6 million, or 10.2%, to $144.9 million for the nine months ended September 30, 2022 from $161.5 million for the same period in 2021 due to the same factors as discussed above in the quarterly section.

Personnel Compensation and Benefits

The following table presents the components of GAAP personnel compensation and benefits expense for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Salaries, payroll related taxes and employee benefits	$20,707	$19,633	$63,368	$67,604
Incentive compensation	23,767	27,690	73,278	76,464
Sales-based compensation(1)	5,629	4,493	22,086	14,325
Equity awards granted to employees and directors(2)	4,352	4,021	13,262	13,912
Acquisition and transaction-related compensation	2,414	—	7,358	—
Total personnel compensation and benefits expense	$56,869	$55,837	$179,352	$172,305

(1) Represents sales-based commissions paid to our distribution teams. Sales-based compensation varies based on gross client cash flows and revenue earned on sales.

(2) Equity awards typically vest over several years based on service and the achievement of specific business and financial targets. The value of the equity awards is recognized as compensation expense over the vesting period.

Three months ended September 30, 2022 compared to September 30, 2021. Personnel compensation and benefits were $56.9 million for the three months ended September 30, 2022, an increase of $1.0 million, or 1.8%, from $55.8 million for the same period in 2021. Incentive compensation and equity awards granted to employees and directors were $23.8 million and $4.4 million, respectively, for the three months ended September 30, 2022, compared to $27.7 million and $4.0 million, respectively, for the same period in 2021. Salaries, payroll related taxes and employee benefits were $20.7 million and $19.6 million, respectively, for the three months ended September 30, 2022 and 2021.

Nine months ended September 30, 2022 compared to September 30, 2021. Personnel compensation and benefits increased by $7.0 million, or 4.1%, to $179.4 million for the nine months ended September 30, 2022 from $172.3 million for the same period in 2021 due to an increase in variable costs such as sales-based compensation. Also contributing was an increase in headcount and acquisition and transaction-related compensation as a result of the WestEnd and NEC acquisitions in the fourth quarter of 2021. Partially offsetting the increase was a $4.7 million decrease in the net unrealized fair value of deferred compensation plan investments. Salaries, payroll related taxes and employee benefits were $63.4 million and $67.6 million, respectively, for the nine months ended September 30, 2022 and 2021. Incentive compensation and equity awards granted to employees and directors were $73.3 million and $13.3 million, respectively, for the nine months ended September 30, 2022 compared to $76.5 million and $13.9 million, respectively, for the same period in 2021.

Distribution and Other Asset‑Based Expenses

The following table presents the components of distribution and other asset-based expenses for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Broker-dealer distribution fees	$5,495	$6,611	$17,376	$19,393
Platform distribution fees	23,765	27,529	75,226	80,801
Sub-administration	4,009	4,366	12,299	12,750
Sub-advisory	3,206	3,627	10,718	10,059
Middle-office	2,544	2,726	7,852	8,182
Total distribution and other asset-based expenses	$39,019	$44,859	$123,471	$131,185

Three months ended September 30, 2022 compared to September 30, 2021. Distribution and other asset-based expenses are primarily based on AUM. For the three months ended September 30, 2022, distribution and other asset-based expenses were $39.0 million, a decrease of $5.8 million, or 13.0%, from $44.9 million for the same period in 2021. The decrease is primarily due to the combination of a change in vehicle mix and our underlying distribution platforms and a decrease in average AUM over the comparable period.

Nine months ended September 30, 2022 compared to September 30, 2021. Distribution and other asset-based expenses were $123.5 million for the nine months ended September 30, 2022, a decrease of $7.7 million, or 5.9%, from $131.2 million for the same period in 2021 primarily due to a change in vehicle mix and our underlying distribution platforms.

General and Administrative

Three months ended September 30, 2022 compared to September 30, 2021. General and administrative expenses were $12.3 million for the three months ended September 30, 2022 compared to $13.8 million for the same period in 2021. The decrease of $1.5 million, or 10.8%, was primarily due to a decrease in professional fees and technology-related expenses.

Nine months ended September 30, 2022 compared to September 30, 2021. For the nine months ended September 30, 2022 and 2021, general and administrative expenses were $39.0 million and $40.8 million, respectively, for a year over year decrease of $1.8 million, or 4.5%. The decrease was primarily due to a decrease in professional fees and technology-related expenses partially offset by an increase in travel and entertainment related expenses.

Depreciation and Amortization

Three months ended September 30, 2022 compared to September 30, 2021. Depreciation and amortization increased by $6.3 million, or 144.1%, to $10.7 million for the three months ended September 30, 2022 from $4.4 million for the same period in 2021, primarily due to the increase in amortization expense related to definite lived intangible assets in connection with the WestEnd and NEC acquisitions.

Nine months ended September 30, 2022 compared to September 30, 2021. Depreciation and amortization increased by $18.6 million, or 138.2%, to $32.1 million for the nine months ended September 30, 2022 from $13.5 million for the same period in 2021, due to the same factors as discussed above in the quarterly section.

Change in Value of Consideration Payable for Acquisition of Business

Three months ended September 30, 2022 compared to September 30, 2021. The change in value of consideration payable for acquisition of business decreased $12.9 million as a result of a $13.2 million decrease in the fair value of the contingent consideration associated with the WestEnd Acquisition partly offset by a $2.7 million increase in the fair value of contingent consideration associated with the USAA Acquisition for the three months ended September 30, 2022 compared to an increase of $2.4 million associated with the USAA AMCO Acquisition for the three months ended September 30, 2021. Refer to Note 4, Acquisitions, for further details on the fair value of contingent consideration payable.

Nine months ended September 30, 2022 compared to September 30, 2021. The change in value of consideration payable for acquisition of business decreased $51.2 million as a result of decreases of $9.1 million and $31.5 million in the fair value of the contingent consideration associated with the USAA AMCO and WestEnd Acquisitions, respectively, for the nine months ended September 30, 2022 compared to an increase of $10.6 million associated with the USAA AMCO Acquisition for the nine months ended September 30, 2021. Refer to Note 4, Acquisitions, for further details on the fair value of contingent consideration payable.

Acquisition‑Related Costs

Three months ended September 30, 2022 compared to September 30, 2021. Acquisition-related costs for the three months ended September 30, 2022 were $0.2 million and $6.0 million for the three months ended September 30, 2021. The September 30, 2021 acquisition related costs were primarily related to an estimated liability for potential one-time payments related to a prior acquisition.

Nine months ended September 30, 2022 compared to September 30, 2021. Acquisition-related costs for the nine months ended September 30, 2022 and 2021 were $0.4 million and $6.3 million, respectively. The nine months ended September 30, 2021 was due to the same factors as discussed above in the quarterly section.

Restructuring and Integration Costs

Three months ended September 30, 2022 compared to September 30, 2021. Restructuring and integration costs for the three months ended September 30, 2022 and 2021 was $56 thousand and $18 thousand, respectively.

Nine months ended September 30, 2022 compared to September 30, 2021. Restructuring and integration costs were $73 thousand and $2.5 million, respectively, for the nine months ended September 30, 2022 and 2021. The decrease is due to personnel restructuring within the direct to investor business.

Interest Income and Other Income (Expense)

Three months ended September 30, 2022 compared to September 30, 2021. Interest income and other income/(expense) was expense of $1.4 million and $0.1 million for the three months ended September 30, 2022 and 2021, respectively. The expense for the three months ended September 30, 2022 was primarily due to a $1.1 million decrease in the net unrealized fair value of deferred compensation plan investments.

Nine months ended September 30, 2022 compared to September 30, 2021. For the nine months ended September 30, 2022 and 2021, interest income and other income/(expense) was expense of $5.1 million and income of $4.5 million, respectively. The expense for the nine months ended September 30, 2022 was primarily due to a $4.7 million decrease in the net unrealized fair value of deferred compensation plan investments. The income for the nine months ended September 30, 2021 was primarily due to a $4.2 million increase in the net unrealized fair value of deferred compensation plan investments.

Interest Expense and Other Financing Costs

Three months ended September 30, 2022 compared to September 30, 2021. Interest expense and other financing costs increased $5.6 million to $11.5 million for the three months ended September 30, 2022, compared to $5.9 million for the same period in 2021 due to an increase in interest expense as a result of a higher debt principal balance resulting from our incremental borrowing in December 2021 to fund the WestEnd Acquisition. Also contributing was a higher average interest rate over the comparable period.

Nine months ended September 30, 2022 compared to September 30, 2021. For the nine months ended September 30, 2022 and 2021, interest expense and other financing costs were $30.6 million and $18.9 million, respectively. The year-over-year increase is primarily due to the same factors as discussed above in the quarterly section.

Loss on Debt Extinguishment

Three months ended September 30, 2022 compared to September 30, 2021. Loss on debt extinguishment was $0.4 million for the three months ended September 30, 2022 compared to $0.7 million for the same period in 2021. During the quarter ended September 30, 2022, the Company paid down $19.0 million of debt through prepayments and wrote off $0.4 million of a pro-rata portion of the unamortized debt issuance costs and unamortized debt discount due. During the quarter ended September 30, 2021, the Company paid down $35.0 million of debt through prepayments and wrote off $0.7 million of a pro-rata portion of the unamortized debt issuance costs and unamortized debt discount due. Refer to Note 9, Debt, for further details on the 2019 Credit Agreement.

Nine months ended September 30, 2022 compared to September 30, 2021. Loss on debt extinguishment was $2.9 million for the nine months ended September 30, 2022, due to repayments of term loan principal. Loss on debt extinguishment was $4.6 million for the nine months ended September 30, 2021, due to repayments of term loan principal and the one-time write-off of debt issuance and debt discount costs associated with the 2021 term loan repricing in February 2021.

Income Tax Expense

Three months ended September 30, 2022 compared to September 30, 2021. The effective tax rate for the three months ended September 30, 2022 and 2021 was 14.7% and 19.7%, respectively. The change in the effective tax rate was primarily due to higher excess tax benefits on share-based compensation in 2022 compared to the same period in 2021.

Nine months ended September 30, 2022 compared to September 30, 2021. For the nine months ended September 30, 2022 and 2021, the effective tax rate was 20.5% and 21.3%, respectively. The change in the effective tax rate was primarily due to higher excess tax benefits on share-based compensation net of increased non-deductible expenses in 2022 compared to the same period in 2021. Refer to Note 8, Income Taxes, for further details on our income taxes.

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

The following table sets forth a reconciliation from GAAP financial measures to non-GAAP measures for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Reconciliation of non-GAAP financial measures:
Net income (GAAP)	$72,764	$74,175	$223,242	$208,647
Income tax expense	(12,582)	(18,181)	(57,643)	(56,472)
Income before income taxes	85,346	92,356	280,885	265,119
Interest expense(1)	10,795	5,561	29,018	18,957
Depreciation(2)	2,030	1,693	6,086	4,463
Other business taxes(3)	539	376	1,670	1,274
Amortization of acquisition-related intangible assets(4)	8,657	2,684	25,969	8,993
Stock-based compensation(5)	2,230	2,851	7,723	10,611
Acquisition, restructuring and exit costs(6)	(7,842)	8,425	(32,719)	19,358
Debt issuance costs(7)	1,064	960	4,685	5,057
Earnings/losses from equity method investments(8)	759	70	825	227
Adjusted EBITDA	$103,578	$114,976	$324,142	$334,059

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Reconciliation of non-GAAP financial measures:
Net income (GAAP)	$72,764	$74,175	$223,242	$208,647
Adjustments to reflect the operating performance of the Company:
i. Other business taxes(3)	539	376	1,670	1,274
ii. Amortization of acquisition-related intangible assets(4)	8,657	2,684	25,969	8,993
iii. Stock-based compensation(5)	2,230	2,851	7,723	10,611
iv. Acquisition, restructuring and exit costs(6)	(7,842)	8,425	(32,719)	19,358
v. Debt issuance costs(7)	1,064	960	4,685	5,057
Tax effect of above adjustments(9)	(1,163)	(3,824)	(1,833)	(11,323)
Adjusted Net Income	$76,249	$85,647	$228,737	$242,617
Tax benefit of goodwill and acquired intangibles(10)	$9,328	$6,918	$27,977	$20,754

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

(6) Adding back direct incremental costs of acquisitions, including restructuring costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Acquisition-related costs	$189	$6,007	$449	$6,265
Restructuring and integration costs	56	18	73	2,493
Change in value of consideration payable for acquisition of business	(10,500)	2,400	(40,600)	10,600
General and administrative	—	—	—	—
Personnel compensation and benefits	2,413	—	7,359	—
Total acquisition, restructuring and exit costs	$(7,842)	$8,425	$(32,719)	$19,358

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

The following table shows our liquidity position as of September 30, 2022 and December 31, 2021.

	September 30,	December 31,
(in thousands)	2022	2021
Cash and cash equivalents	$66,669	$69,533
Accounts and other receivables	87,534	104,305
Undrawn commitment on revolving credit facility (1)	100,000	100,000
Accounts and other payables	(103,096)	(121,057)

(1) The balance at September 30, 2022 represents the Company’s $99.9 million revolving credit facility and a $0.1 million standby letter of credit used as collateral for THB’s real estate location.

We manage our cash balances in order to fund our day-to-day operations. Our accounts receivable consists primarily of investment management fees that have been earned but not yet received from clients, income and other taxes receivable, and amounts receivable from the funds. We perform a review of our receivables on a monthly basis to assess collectability. We continue to actively monitor the impact of the COVID-19 pandemic on the collectability of certain receivables. We maintained a $100.0 million revolving credit facility at September 30, 2022 and December 31, 2021 (under the 2019 Credit Agreement) which had approximately $100.0 million undrawn as of September 30, 2022 and December 31, 2021.

2021 Debt Repricing

On February 18, 2021, the Company entered into the Second Amendment (the “Second Amendment”) to the 2019 Credit Agreement with the other loan parties thereto, Barclays Bank PLC, as administrative agent, and the Royal Bank of Canada as fronting bank. Pursuant to the Second Amendment, the Company repriced the existing term loans with replacement term loans in an aggregate principal amount of $755.7 million (the “Repriced Term Loans”). The Repriced Term Loans have substantially the same terms as the previously existing term loans, including the same maturity date of July 2026, except that the Repriced Term Loans provide for a reduced applicable margin on LIBOR of 25 basis points. After the Second Amendment, the applicable margin on LIBOR under the Repriced Term Loans is 2.25%.

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

2022 LIBOR to Term SOFR Rate Transition

The 2019 Credit Agreement provides a mechanism for determining an alternative interest rate following the phase-out of LIBOR, which for the three-month rate is expected to occur following the publication of LIBOR rates on June 30, 2023. On September 23, 2022, the Company entered into the Fourth Amendment (the “Fourth Amendment”) to the 2019 Credit Agreement to change the interest rate on its debt from LIBOR to a rate based on the secured overnight financing rate (“SOFR”) plus a ten-basis point credit spread adjustment. There was no change to the applicable margin on the referenced rate as a result of the Fourth Amendment.

The LIBOR rate loans outstanding as of the Fourth Amendment’s effective date continued as LIBOR rate loans until the end of their current interest periods. The 2021 Incremental Term Loans converted into Term SOFR loans on September 30, 2022, while the Repriced Term Loans converted into Term SOFR loans on October 6, 2022. Also on October 6, 2022, the interest periods for the Repriced Term Loans and 2021 Incremental Term Loans were aligned and the three-month Term SOFR rate was elected for all the Company’s term loans. Refer to Note 17, Subsequent Events, for information related to term loan activity subsequent to September 30, 2022.

2020 Swap Transaction

On March 27, 2020, the Company executed a floating-to-fixed interest rate swap transaction (“Swap”) to effectively fix the interest rate at 3.465% on $450 million of its outstanding Term Loan through the Term Loan maturity date of July 2026. Pursuant to the Second Amendment, the Company lowered the spread on the Term Loan by 0.25% resulting in a new fixed rate of 3.215% on the $450 million of Term Loan subject to the Swap. On September 26, 2022, the Company and the Swap counterparty executed an amendment to the Swap (“the Swap Amendment”) to update LIBOR conventions to SOFR conventions and to modify the fixed rate for the change from three-month LIBOR to three-month Term SOFR effective on October 6, 2022. There was no change to the $450 million notional value, the July 1, 2026 expiration date, the quarterly payment frequency or the designated three-month maturity from the Swap Amendment. The interest rate effectively fixed by the Swap on $450 million of the Company’s outstanding term loan debt through July 1, 2026 changed from 3.22% to 3.15% as a result of the Swap Amendment.

At September 30, 2022, the $450 million notional value Swap had a fair value of $49.3 million, which was included in other assets on the unaudited Condensed Consolidated Balance Sheets. For the three and nine months ended September 30, 2022, the Company recognized income, net of tax, of $10.0 million and $31.5 million, respectively, in accumulated other comprehensive income (loss). For the three and nine months ended September 30, 2022, the Company reclassified income of $1.5 million and $0.6 million, respectively, from accumulated other comprehensive income (loss) to interest expense and other financing costs on the unaudited Condensed Consolidated Statements of Operations. Refer to Note 14, Derivatives, for further information on the Swap.

Contingent Consideration

At September 30, 2022, the Company had $267.9 million in contingent consideration that is estimated to be payable over the next two and four years resulting from the USAA AMCO and WestEnd Acquisitions, respectively. For the three and nine months ended September 30, 2022, the Company recorded an increase of $2.7 million and a decrease of $9.1 million, respectively, in contingent payment liabilities associated with the USAA AMCO Acquisition and decreases of $13.2 million and $31.5 million, respectively, in contingent payment liabilities associated WestEnd Acquisition, which is included in consideration payable for acquisition of business in the unaudited Condensed Consolidated Balance Sheets.

At September 30, 2022, the estimated fair value of the USAA AMCO Acquisition payments was $59.7 million, and a maximum of $75.0 million in contingent consideration ($37.5 million per year for the remaining 2 years of the earn out period) is potentially payable to sellers. On October 7, 2022, the Company paid $37.5 million in cash to sellers for the third annual earn out period for the USAA AMCO Acquisition. At September 30, 2022, the estimated fair value of the WestEnd Acquisition contingent payments was $208.2 million, and a maximum of $320.0 million in contingent consideration ($80.0 million per year for the remaining four years of the earn out period) is potentially payable to sellers.

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

Cash Flows

The following table is derived from our unaudited Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Net cash provided by operating activities	$268,119	$264,061
Net cash used in investing activities	(7,657)	(11,032)
Net cash used in financing activities	(263,078)	(210,985)

Operating Activities – Cash provided by operating activities during the nine months ended September 30, 2022 was $268.1 million, compared to $264.1 million of cash provided by operating activities for the same period in 2021. The $4.1 million increase in cash provided by operating activities due to a $14.6 million increase in net income partially offset by a $19.0 million decrease in non-cash items.

Cash provided by operating activities during the nine months ended September 30, 2021 was $264.1 million and comprised of $208.6 million and $64.3 million of cash provided by net income and non-cash items, partially offset by $8.9 million in working capital source of cash.

Investing Activities – Cash used in investing activities during the nine months ended September 30, 2022 was $7.7 million and consisted of primarily of property and equipment purchases of $4.3 million, $2.5 million of net trading activity and $0.8 million for acquisition of business and assets, net of cash acquired.

Cash used in investing activities during the nine months ended September 30, 2021 was $11.0 million and consisted of property and equipment purchases of $8.3 million and $2.1 million of net trading activity and $0.6 million for acquisition of business and assets, net of cash acquired.

Financing Activities – Cash used in financing activities during the nine months ended September 30, 2022 was $263.1 million and was mostly attributable to repayment of long-term debt under the 2019 Credit Agreement, repurchases of common stock, payment of dividends, and net activity related to stock-based equity awards of $134.0 million, $61.5 million, $52.1 million, and $27.9 million, respectively.

Cash used in financing activities during the nine months ended September 30, 2021 was $211.0 million and was mostly attributable to repayment of long-term debt under the 2019 Credit Agreement, repurchases of common stock, payment of dividends, and net activity related to stock-based equity awards of $142.0 million, $25.9 million, $25.4 million, and $22.1 million, respectively.

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

The value of our AUM was approximately $147 billion at September 30, 2022. A 10% increase or decrease in the value of our AUM, if proportionately distributed over all of our strategies, products and client relationships, would cause an annualized increase or decrease in our revenues of approximately $76.4 million at our weighted-average fee rate of 52 basis points for the quarter ended September 30, 2022. Because of declining fee rates from larger relationships and differences in our fee rates across investment strategies, a change in the composition of our AUM, in particular, an increase in the proportion of our total AUM attributable to strategies, clients or relationships with lower effective fee rates, could have a material negative impact on our overall weighted-average fee rate. The same 10% increase or decrease in the value of our total AUM, if attributed entirely to a proportionate increase or decrease in the AUM of the Victory Funds and USAA Funds, to which we provide a range of services in addition to those provided to institutional separate accounts, would cause an annualized increase or decrease in our revenues of approximately $89.7 million at the Victory Funds’ and USAA Funds’ aggregate weighted-average fee rate of 61 basis points for the quarter ended September 30, 2022. If the same 10% increase or decrease in the value of our total AUM was attributable entirely to a proportionate increase or decrease in the assets of our institutional separate accounts, it would cause an annualized increase or decrease in our revenues of approximately $47.0 million at the weighted-average fee rate across all of our institutional separate accounts of 32 basis points for the quarter ended September 30, 2022.

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

We have not adopted a corporate-level risk management policy to manage this exchange rate risk. Assuming 8% of our AUM are invested in securities denominated in currencies other than the U.S. dollar and excluding the impact of any hedging arrangement, a 10% increase or decrease in the value of the U.S. dollar would decrease or increase the fair value of our AUM by approximately $1.2 billion, which would cause an annualized increase or decrease in revenues of approximately $6.2 million at our weighted-average fee rate for the business of 52 basis points for the quarter ended September 30, 2022.

We operate in several foreign countries and incur operating expenses associated with these operations. In addition, we have revenue and revenue-sharing arrangements that are denominated in non-U.S. currencies. We do not believe foreign currency fluctuations materially affect our results of operations.

Interest Rate Risk – Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. On March 27, 2020, the Company executed the Swap, a floating-to-fixed interest rate swap transaction, to effectively fix the interest rate at 3.465% on $450 million of its outstanding Original Term Loan through the Original Term Loan maturity date of July 2026. On September 26, 2022, the Company and the Swap counterparty executed an amendment to the Swap to update LIBOR conventions to SOFR conventions and to modify the fixed rate for the change from three-month LIBOR to three-month Term SOFR effective on October 6, 2022. There was no change to the $450 million notional value, the July 1, 2026 expiration date, the quarterly payment frequency or the designated three-month maturity from the Swap Amendment. The interest rate effectively fixed by the Swap on $450 million of the Company’s outstanding term loan debt through July 1, 2026 changed from 3.22% to 3.15% as a result of the Swap Amendment. Refer to Note 14, Derivatives, for further information on the Swap. At September 30, 2022, we were exposed to interest rate risk as a result of the unhedged amounts outstanding under the 2019 Credit Agreement, as amended. Refer to Note 9, Debt, for a description of the amounts outstanding as of such date and the applicable interest rate.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) at September 30, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the three months ended September 30, 2022, the Company repurchased 819,472 shares of Common Stock at a total cost of $22.8 million for an average price of $27.86 per share. During the nine months ended September 30, 2022, 1,752,167 shares were repurchased at a total cost of $49.2 million for an average price of $28.06. As of September 30, 2022, a total of $66.8 million was available for future repurchases under the 2022 Share Repurchase Program, and a cumulative total of 5,820,654 shares of Common Stock had been repurchased under programs authorized by the Company’s Board of Directors at a total cost of $123.2 million for an average price of $21.16 per share.

The following table sets out information regarding purchases of equity securities by the Company for the three months ended September 30, 2022.

			Total Number of Shares	Approximate Dollar Value
	Total Number of	Average Price	of Class A Common	That May Yet Be Purchased
	Shares of Class A	Paid Per Share	Stock Purchased as Part of	Under Outstanding
	Common Stock	of Class A	Publicly Announced	Plans or Programs
Period	Purchased	Common Stock	Plans or Programs	(in millions)
July 1-31, 2022	—	$—	—	$89.7
August 1-31, 2022	362,515	28.37	362,515	79.4
September 1-30, 2022	456,957	27.45	456,957	66.8
Total	819,472	$27.86	819,472

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
101

The following information formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2022 and 2021, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021, (v) Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2022 and 2021, the three months ended June 30, 2022 and 2021, and the three months ended September 30, 2022 and 2021 and, (vi) Notes to Unaudited Condensed Consolidated Financial Statements for the nine months ended September 30, 2022 and 2021.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of November, 2022.

VICTORY CAPITAL HOLDINGS, INC.

By:	/s/ MICHAEL D. POLICARPO
	Name:	Michael D. Policarpo
	Title:	President, Chief Financial Officer and Chief Administrative Officer