Form 10-K
period 2022-12-31
Victory Capital Holdings, Inc.
filed 2023-03-06
CIK 1570827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2022 was $638.7 million.

The number of outstanding shares of the registrant's Common Stock, par value $0.01 per share as of February 28, 2023 was 67,578,282.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement related to its 2023 Annual Stockholders’ Meeting to be filed within 120 days of the end of the fiscal year ended December 31, 2022, are incorporated by reference into Part III hereof. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the registrant’s proxy statement is not deemed to be filed as part hereof.

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

Item 1. Business

Overview

We are a diversified global asset management firm with $153.0 billion in total assets under management (“AUM”) as of December 31, 2022. Our differentiated business model combines boutique investment qualities of traditional and alternative investment managers with the benefits of an integrated, centralized (not standardized) operating and distribution platform.

Victory Capital provides specialized investment strategies to institutions, intermediaries, retirement platforms and individual investors. With 12 autonomous Investment Franchises and a Solutions Platform, Victory Capital offers a wide array of investment products, including actively and passively managed mutual funds, rules-based and active exchange traded funds (“ETFs”), institutional separate accounts, variable insurance products (“VIPs”), Environmental, Social, and Governance (“ESG”) and impact investment strategies, alternative investments, private closed end funds, and a 529 Education Savings Plan. Victory Capital’s strategies are also offered through third-party investment products, including mutual funds, third-party ETF model strategies, retail separately managed accounts (“SMAs”) and unified managed accounts (“UMAs”) through wrap account programs, Collective Investment Trusts (“CITs”), and undertakings for the collective investment in transferable securities (“UCITs”). As of December 31, 2022, our Franchises and our Solutions Platform collectively managed a diversified set of 128 investment strategies.

Our design logos and the marks “Victory Capital,” “Victory Capital Management,” “Victory Funds,” “VictoryShares,” “Victory Capital inVest,” “VictoryConnect,” “CEMP,” “CEMP Volatility Weighted Indexes,” “INCORE Capital Management,” “Integrity,” “Integrity Asset Management,” “inVest,” “Munder,” “Munder Capital Management,” “New Energy Capital,” “THB,” “The Munder Funds,” “The Road to Victory,” “NewBridge,” “NewBridge Asset Management,” “RS Funds,” “RS Investments,” “Sophus Capital,” “Sycamore Capital,” “Trivalent Investments,” “USAA Investments,” “USAA Mutual Funds,” and “WestEnd Advisors,” are pending, owned, or licensed for a period of time by us or one of our subsidiaries. All other trademarks, service marks and trade names appearing in this report are the property of their respective owners.

In the early part of the second quarter of 2023, as part of a broader rebranding strategy, the USAA Mutual Funds Trust will be renamed Victory Portfolios III, and the funds in the Trust will be rebranded as Victory Funds.

Business History and Organization

Victory Capital Holdings, Inc. was formed in 2013 for the purpose of acquiring Victory Capital Management (“VCM”) and Victory Capital Services, Inc. (“VCS”) from KeyCorp. VCM is a U.S. registered investment adviser (“RIA”) managing assets through open-end mutual funds, institutional separate accounts, CITs, wrap account programs, UCITs, private funds, and ETFs. VCM also provides mutual fund administrative services for the Victory Portfolios, Victory Variable Insurance Funds, and the mutual fund series of the Victory Portfolios II (collectively, the “Victory Funds”), a family of open-end mutual funds; and VictoryShares (the Company’s ETF brand), as well as USAA branded investment products, which includes the USAA Mutual Fund Trust, a family of open-end mutual funds (the “USAA Funds”). In 2021, the Company acquired WestEnd Advisors (“WestEnd”), which maintains its own RIA, which is an affiliate RIA that receives certain services from VCM. VCM employs all of the Company’s United States investment professionals across all 12 Franchises and its Solutions Platform. VCM’s wholly owned subsidiaries include RS Investment Management (Singapore) Pte. Ltd., RS Investments (Hong Kong) Limited, and RS Investments (UK) Limited, Victory Capital Digital Assets, LLC and NEC Pipeline LLC. VCS is registered with the SEC as an introducing broker-dealer and serves as distributor and underwriter for the Victory Funds and USAA Funds and for municipal fund securities issued by the Nevada College Savings Trust Fund under the USAA 529 Education Savings Plan. VCS also serves as placement agent for certain private funds managed by VCM. During the early part of the second quarter of 2023, the Direct Investor Business will be expanded to include brokerage capabilities through VCS. VCH indirectly owns Victory Capital Transfer Agency, Inc. (“VCTA”), a transfer agent registered with the SEC that acts as transfer agent for the USAA Funds.

Our Growth Strategy

We have a purposeful strategy designed to achieve continued measured profitable growth and success for our clients, our employees, and our shareholders. The growth we pursue is both organic and inorganic.

Organic Growth – We seek to grow organically by offering strategies that are value-added and solution oriented to investment portfolios with strong risk-adjusted performance track records over the long term. A key driver of our growth strategy lies in enhancing the strength of our existing Franchises. We primarily do this by providing them with access to our operating platform, technology, distribution, marketing, and other support functions. Largely unencumbered by the burdens of administrative and operational tasks, our investment professionals can focus on delivering investment excellence and maintaining strong client relationships. We also help our Franchises through new product development and product packaging. We believe we are well positioned to help our Franchises grow their product offerings and diversify their client base, with the ability to offer their strategies in multiple investment vehicles to meet the unique needs of diverse clients.

We continually evaluate and make investments to improve our operating platform. Recent initiatives include investments in data and analytics, technology, distribution, and marketing to enhance organic growth in our business and increase efficiencies in our distribution channels.

Inorganic Growth – We supplement our organic growth through strategic acquisitions. We primarily seek to acquire investment management firms that will add high quality investment teams, enhance our growth and financial profile, improve our diversification by asset class and investment strategy, achieve our integration expectations, and expand our distribution capabilities.

One of our key advantages in a competitive mergers and acquisition environment is our ability to provide access to multiple distribution channels. Our distribution and marketing platforms drive organic growth at our acquired Franchises both by opening new distribution channels and penetrating deeper into existing ones. This support received from our sales and marketing professionals allows our investment professionals to focus primarily on delivering investment excellence.

Since our management‑led buyout with Crestview Partners II GP, L.P. (“Crestview GP”) from KeyCorp in 2013, we have successfully closed seven acquisitions, made and exited two minority investments, and through December 31, 2022, grown our AUM more than 750% from $17.9 billion to $153.0 billion. We understand the need to execute transactions while minimizing disruption to the investment teams and to the client experience. Our team is very experienced and has a history of success in meeting those objectives. Previous acquisitions have evolved and diversified our products resulting in a mix of compelling investment strategies in asset classes where we can be successful and earn sustainable management fees.

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

Alternative Investments – In 2021, we launched our alternative investments platform with the acquisition of New Energy Capital (“NEC”). We offer both opened-end liquid alternative investments as well as closed-end private funds. Given our multi-faceted distribution channels, combined with our ability to develop investment vehicles to deliver these strategies, we are ideally situated to play a meaningful role in democratizing access to alternative investments for retail investors.

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

Diversification Strategy

We offer an array of equity, fixed income, investment models, alternative investments, closed end private funds, and solutions strategies that encompass a diverse spectrum of market capitalization segments, industry sectors, investment styles and approaches. We believe that these strategies are positioned to attract positive net flows and sustainable fee rates over the long term and provide us with a next generation investment management platform. As illustrated below, as of December 31, 2022, our current business is well diversified from multiple perspectives, including by asset class, by investment vehicle, and by Franchises and our Solutions Platform.

Asset Class Mix

Alternative Investments, 2%
Money Market / Short Term Assets, 2%
Global / Non-U.S. Equity, 9%
U.S. Large Cap Equity, 7%
Solutions, 34%
U.S. Small Cap Equity, 10%
U.S. Mid Cap Equity, 18%
Fixed Income, 17%

Vehicle Mix

Separate Account, 17%
UMA, 11%
ETF, 4%
Other Pooled Vehicles, 2%
Wrap, 1%
VIP, 1%
Mutual Fund, 64%

Franchise/Platform Mix

Solutions, 35%
INCORE Capital Management, 4%
Integrity Asset Management, 3%
Munder Capital Management, 1%
New Energy Capital, <1%
NewBridge Asset Management, <1%
RS Investments, 4%
Sophus Capital, 2%
Sycamore Capital, 21%
THB Asset Management, <1%
Trivalent, 3%
USAA Investments, 15%
WestEnd Advisors, 11%

Data as of December 31, 2022, values may not total 100% due to rounding.

Within individual asset classes and strategies, our Franchises employ different investment approaches. This diversification reduces the correlation between investment return streams generated by multiple Franchises investing within the same asset class. For example, we have two Franchises (Trivalent and Sophus) focused on Emerging Markets within global/non‑U.S. equity, each with a different investment approach. Trivalent’s investment team primarily focuses on quantitative analysis for stock selection, combined with some fundamental analysis. Sophus employs a front‑end quantitative screen to first rank stocks, then further applies fundamental research to make its investment decisions. Due to the differences in investment approaches, each Franchise has a different return profile for investors in different market environments while maintaining desired asset class exposure.

Our multi‑channel distribution capabilities provide another degree of diversification, with approximately 34% of our AUM from direct investor clients, 37% from retail clients, and 29% from institutional clients, as of December 31, 2022. Within these channels, clients are further diversified among intermediary (broker dealer and RIAs) platforms, sub advisory relationships, corporate and public entities, insurance companies, 529 Education Saving Plan participants, Taft-Hartley plans, endowments, and Family Offices. We believe this broad diversification of customers has a stabilizing effect on revenue, as various types of investors have unique demand patterns and respond differently to trends and market cycles.

Our Investment Franchises

We own 100% of the equity in each of our 12 Investment Franchises. With no Investment Franchise accounting for more than 21% of total AUM, we are well diversified across asset classes and investment approaches. Our Franchises are independent from one another from an investment process perspective, maintain their own separate brands and logos, which have been built over time, and are led by dedicated Chief Investment Officers (“CIOs”). We customize each Franchise’s integration with our operating platform to optimize their investment processes.

INCORE Capital Management – INCORE Capital Management is comprised of three teams managing convertible bond strategies, short-term U.S. government securities, and niche and customized fixed income strategies focusing on exploiting structural inefficiencies in the U.S. fixed income markets. INCORE conducts extensive research that includes identifying slower prepayment rates on mortgages, market inefficiencies along areas of the yield curve, and proprietary quantitative credit quality modeling. INCORE is based in Birmingham, MI, and Brooklyn, OH and managed $5.8 billion in AUM as of December 31, 2022. Our INCORE Investment Franchise includes 12 investment professionals with an average industry experience of approximately 22 years.

Integrity Asset Management – Integrity Asset Management utilizes a dynamic value‑oriented approach to U.S. mid‑ and small‑capitalization companies. Integrity conducts fundamental stock research to find attractive companies that have compelling discounts to the prevailing market conditions. Integrity is based in Rocky River, OH, and managed $4.7 billion in AUM as of December 31, 2022. Our Integrity Investment Franchise includes 10 investment professionals with an average industry experience of approximately 23 years.

Munder Capital Management – Munder Capital Management has an experienced team utilizing a “Growth‑at‑a‑Reasonable‑Price” strategy in the U.S. equity markets designed to generate consistently strong performance over a market cycle. Munder performs extensive fundamental research in order to find attractive growth companies that it expects will exceed market expectations. Of the companies with independently determined growth attributes, valuation is applied to find the most inexpensive growth companies. Munder is based in Birmingham, MI, and managed $1.3 billion in AUM as of December 31, 2022. Our Munder Investment Franchise includes five investment professionals with an average industry experience of approximately 25 years.

New Energy Capital – NEC manages alternative investments in private closed end funds, with investment periods ranging between five and 10 years. NEC was one of the first investors to focus on clean energy and infrastructure investments of small-and mid-sized clean energy infrastructure projects and companies. NEC’s investments provide growth capital in all forms across the capital structure from credit to equity, as well as hybrid financing arrangements. Based in Hanover, NH, our NEC Investment Franchise includes seven investment professionals with an average industry experience of approximately 13 years.

NewBridge Asset Management – NewBridge Asset Management applies a high conviction growth‑oriented strategy focusing on U.S. large‑capitalization companies experiencing superior long‑term growth rates with strong management teams. Most of NewBridge’s team has worked together since 1996 doing fundamental research on high growth companies. NewBridge portfolios usually holds between 25 and 35 securities. NewBridge is based in New York, NY. Our NewBridge Investment Franchise includes four investment professionals with an average industry experience of approximately 25 years.

RS Investments – RS Investments is made up of three distinct investment teams: (i) RS Value, (ii) RS Growth and (iii) RS Global. RS Value and RS Growth apply an original and proprietary fundamental approach to investing in value and growth‑oriented U.S. equity strategies. The RS Value and RS Growth teams conduct hundreds of company research meetings each year. RS Global utilizes a highly disciplined quantitative approach to managing core‑oriented global and international equity strategies. RS Investments is based in San Francisco, CA, and managed $6.5 billion in AUM as of December 31, 2022. Our RS Investments Investment Franchise team total 25 members including 17 investment professionals with an average industry experience of approximately 22 years.

Sophus Capital – Sophus Capital utilizes a disciplined quantitative process that accesses market conditions in emerging equity markets and rank orders attractive companies that are further researched from a fundamental basis. Sophus’ team members travel to companies to conduct fundamental research. Sophus is based in Des Moines, IA, with employees in London, Hong Kong, and Singapore, and managed $3.1 billion in AUM as of December 31, 2022. Our Sophus Investments Franchise includes 10 investment professionals with an average industry experience of approximately 19 years.

Sycamore Capital – Sycamore Capital applies a quality value‑oriented approach to U.S. mid‑ and small‑ capitalization companies. Sycamore conducts fundamental research to find companies with strong high‑quality balance sheets that are undervalued versus comparable high-quality companies. Sycamore is based in Cincinnati, OH, and managed $32.1 billion in AUM as of December 31, 2022. Our Sycamore Investment Franchise has a team of 15 including 11 investment professionals with an average industry experience of approximately 17 years.

THB Asset Management – Founded in 1982, and formerly known as Thomson, Hortsmann & Bryant, THB Asset Management (“THB”) manages equity assets in capacity constrained, micro-cap, small-cap, and mid-cap asset classes, including strategies managing U.S., international and global portfolios. THB was an early adopter of introducing ESG factors into their investment process and security selection. THB serves clients in the U.S. and in Europe and Australia. Based in Norwalk, CT, our THB Investments Franchise includes eight investment professionals with an average industry experience of approximately 13 years.

Trivalent Investments – Trivalent Investments utilizes a disciplined approach to stock selection across large to small companies in the international and emerging markets space. Trivalent’s investment strategy is primarily a proprietary quantitative process that drives stock selection across various countries. Trivalent frequently conducts reviews of stock selection rankings within a portfolio construction and risk management context in order to isolate performance to stock selection. Trivalent is based in Boston, MA, and managed $4.4 billion in AUM as of December 31, 2022. Our Trivalent Investment Franchise includes six investment professionals with an average industry experience of approximately 28 years.

USAA Investments – The team at USAA Investments utilizes a rigorous process rooted in a team-oriented approach among portfolio managers, research analysts and traders. Their taxable and tax-exempt portfolios are built bond by bond using a fundamental, bottom up, credit and yield-focused analysis. USAA Investments is based in San Antonio, TX, and managed $23.0 billion in AUM as of December 31, 2022. Our USAA Investment Franchise has a team of 34 including 29 investment professionals with an average industry experience of approximately 23 years. In the early part of the second quarter of 2023, USAA Investments will be renamed “Victory Income Investors.”

WestEnd Advisors – WestEnd, is a third-party ETF model strategist providing turnkey, core model allocation strategies serving as holistic solutions and complementary sources of alpha. WestEnd is based in Charlotte, NC, and had assets under advisement (“AUA”) and AUM totaling $16.9 billion as of December 31, 2022. Our WestEnd Investment Franchise has a team of 27 including 7 investment professionals averaging approximately 12 years of industry experience.

Solutions Platform

Our Solutions Platform consists of multi‑asset, multi-manager, quantitative, rules-based, factor-based, and customized portfolios. These strategies are designed to achieve specific return characteristics, with products that include values-based and thematic outcomes and exposures. We offer our Solutions Platform through a variety of vehicles, including separate accounts, mutual funds, UMA accounts, and rules-based and active ETFs under our VictoryShares ETF brand. Like our Franchises, our Solutions Platform is operationally integrated and supported by our centralized distribution, marketing, and operational support functions. Our Solutions Platform is based in San Antonio, TX, and managed $54.0 billion in AUM as of December 31, 2022. The Solutions Platform team of 13 includes 9 investment professionals with an average industry experience of approximately 16 years.

Our Products and Investment Performance

As of December 31, 2022, our 12 Franchises and Solutions Platform offered 128 investment strategies with the majority consisting of fixed income, U.S. small‑ and mid‑cap equities, global/non‑U.S. equities and solutions. These asset classes collectively comprised 88% of our $153.0 billion of total AUM, and 90% of long-term AUM, as of December 31, 2022.

Product Mix – Our investment strategies are offered through actively and passively managed mutual funds, rules-based and active ETFs, institutional separate accounts, VIPs, ESG and impact investment strategies, alternative investments, private closed end funds, and a 529 Education Savings Plan. Victory Capital’s strategies are sold directly to investors as well as through third-party investment products, including mutual funds, third-party ETF model strategies, retail SMAs and UMAs through wrap account programs, CITs, and UCITs.. Our product mix could expand, as we can add investment vehicles to strategies offered by our Franchises.

Investment Performance – Our Franchises have established a long track record of benchmark‑relative outperformance, including prior to their acquisition by us. As of December 31, 2022, 79% of our strategies by AUM had returns in excess of their respective benchmarks over a ten‑year period, 79% over a five‑year period, 84% over a three‑year period, and 54% over a one-year period. On an equal‑weighted basis, 67% of our strategies have outperformed their benchmarks over a ten‑year period, 63% over a five‑year period, 70% over a three‑year period, and 59% over a one-year period. We consider both the AUM‑weighted and equal‑weighted metrics in evaluating our investment performance. The advantage of the AUM‑weighted metric is that it reflects the investment performance of our Company as a whole, indicating whether we tend to outperform our benchmarks for the assets we manage. The disadvantage is that the metric fails to capture the overall effectiveness of our individual investment strategies; it does not capture whether most of our strategies tend to outperform their respective benchmarks. Conversely, the equal‑weighted metric reflects the overall effectiveness of our individual investment strategies but fails to capture the investment performance of our Company as a whole.

The table below sets forth our 10 largest strategies by AUM as of December 31, 2022, and their average annual total returns compared to their respective benchmark index over the one‑, three‑, five‑ and 10‑year periods ended December 31, 2022. These strategies represented approximately 43% of our total AUM as of December 31, 2022.

Strategy/Benchmark Index	1 year	3 years	5 years	10 years
Sycamore Mid Cap Value	(1.92)%	12.28%	10.69%	14.00%
Russell MidCap Value	(12.03)%	5.82%	5.72%	10.11%
Excess Return	10.11%	6.46%	4.97%	3.89%

Victory US 500	(19.18)%	7.87%	9.55%	12.62%
S&P 500	(18.11)%	7.66%	9.42%	12.56%
Excess Return	(1.07)%	0.21%	0.13%	0.06%

Sycamore Small Cap Value	(5.78)%	8.07%	8.38%	12.47%
Russell 2000 Value	(14.48)%	4.70%	4.13%	8.48%
Excess Return	8.70%	3.37%	4.25%	3.99%

Global Balanced	(17.52)%	3.63%	5.41%	7.46%
Global Balanced Benchmark	(16.49)%	2.02%	3.76%	5.77%
Excess Return	(1.03)%	1.61%	1.65%	1.69%
USAA Income	(12.96)%	(1.56)%	1.09%	2.40%
Bloomberg US Aggregate	(13.01)%	(2.71)%	0.02%	1.06%
Excess Return	0.05%	1.15%	1.07%	1.34%

Global Equity	(19.00)%	6.77%	8.13%	10.65%
MSCI ACWI	(18.36)%	4.00%	5.23%	7.98%
Excess Return	(0.64)%	2.77%	2.90%	2.67%

Trivalent International Small-Cap Equity	(22.32)%	0.80%	1.24%	8.26%
S&P Dev ex-US SmallCap	(21.81)%	(0.96)%	(0.42)%	5.46%
Excess Return	(0.51)%	1.76%	1.66%	2.80%

USAA Tax Exempt Intermediate-Term	(7.66)%	(0.12)%	1.75%	2.54%
Bloomberg US Municipal 1-15 Year	(5.95)%	(0.22)%	1.44%	1.95%
Excess Return	(1.71)%	0.10%	(0.31)%	0.59%

USAA NASDAQ-100	(32.38)%	8.69%	12.37%	16.44%
NASDAQ-100 Total Return	(32.38)%	8.68%	12.36%	16.45%
Excess Return	0.00%	0.01%	0.01%	(0.01)%

Sophus Emerging Markets	(21.21)%	(3.71)%	(1.90)%	---%
MSCI EM	(20.09)%	(2.69)%	(1.40)%	1.44%
Excess Return	(1.12)%	(1.02)%	(0.50)%	NA %

A high percentage of our mutual fund and ETF assets have four- or five-star Morningstar ratings. As of December 31, 2022, 44 of our Victory Capital mutual funds and ETFs, with Morningstar overall ratings, earned ratings of four or five stars overall and 62% of our mutual fund and ETF AUM were rated four or five stars overall by Morningstar. Over a three‑year and five‑year basis, 52% and 58% of our fund AUM achieved four- or five-star ratings, respectively.

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

We believe our unique business model is compelling for potential acquisition prospects. Under our model, Franchises retain the brands they have built as well as autonomy over their investment decisions, while simultaneously benefiting from the ability to leverage our centralized distribution, marketing, and operations platform. Our model reduces the administrative burdens borne by our Investment Franchises and allows them instead to focus on the investment process, which we believe can enhance their investment performance. By offering a platform on which Franchises can focus on their core competencies, grow their client base faster and participate in a revenue share program, we believe we are providing an attractive proposition. Furthermore, we believe equity in Victory Capital is attractive to Franchise investment personnel, as these personnel receive the advantage of sharing in the potential upside of the entirety of our diversified investment management business.

Because we integrate a significant portion of most of our Franchises’ distribution, operational and administrative functions, we have been able to extract significant expense synergies from certain acquisitions, enabling us to create greater value from transactions.

We will seek to continue to augment our differentiated investment management platform by focusing on acquisition candidates that can make our investment platform better, that expand our distribution or investment capabilities, that optimize our operating platform and/or achieve our integration and synergy expectations.

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

Diversified Platform Across Investment Strategies, Franchises and Client Type – We have strategically built an investment platform that is diversified by investment strategy, Franchise, and client type. Within each asset class, Franchises with overlapping investment mandates still contribute to our diversification by pursuing different investment philosophies and/or processes. For example, U.S. mid cap equities, which accounted for approximately 18% of total AUM as of December 31, 2022, consists of five Franchises, each following a different investment strategy. We believe the diversity in investment styles reduces the correlation between the return profiles of strategies within the same asset class, and consequently provides an additional layer of diversification of AUM and revenue stability.

Our AUM also is well diversified at the Franchise level, with no Franchise accounting for more than 21% of total AUM. Furthermore, we believe our Franchises’ brand independence reduces the impact of each individual Franchise’s performance on clients’ perceptions of the other Franchises. The distribution of AUM by Franchise and the number of Franchises, as well as succession planning, mitigates the level of key man risk typically associated with investment management businesses.

We believe our client base serves as another important diversifying element, as different client segments have shown to have distinct characteristics, including asset class and product preferences, sales and redemptions trends, and exposure to secular trends. We strive to maintain a balance between direct investor, retail clients, and institutional clients with 34%, 37% and 29% of our AUM as of December 31, 2022, in each of these channels, respectively. We also have the capability to deliver our strategies in investment vehicles designed to meet the needs and preferences of investors in each channel. These investment vehicles include actively and passively managed open-end mutual funds with channel‑specific share classes, rules-based and active ETFs, third-party ETF model strategies, SMAs, UMAs, VIPs, CITs, wrap account programs, UCITs, alternative investments, private closed end funds, and a 529 Education Savings Plan. If a strategy is currently not offered in the wrapper of choice for a client, we have the infrastructure and ability to create a new investment vehicle, which helps our Franchises further diversify their client bases.

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

Economic and Structural Alignment of Interests Promotes Ownership Culture – Through our revenue share compensation model for our Franchises and broad employee ownership, we have structurally aligned our employees’ interests with those of our clients and other shareholders and have created an ownership culture that encourages employees to act in the best interests of clients and our Company shareholders, as well as to think long term. We believe the high percentage of employee ownership creates a collective alignment with our success. Additionally, our employees invest in products managed by our Franchises and Solutions Platform, providing direct alignment with the interests of our clients. As of December 31, 2022, 68% of our employees held nearly 20% of the equity in our Company. In addition to being aligned with our financial success through their equity ownership, our current employees collectively have invested nearly $200 million in products we manage as of December 31, 2022.

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

Integrated Distribution, Marketing and Operations

The centralization of our distribution, marketing and operational functions is a key component in our model, allowing our Franchises to focus on their core competencies of security and sector selection, portfolio construction, and client service. In addition, we believe it provides our Franchises with the benefits of operating at scale, providing them with access to a larger number of clients as well as a more streamlined cost structure. As of December 31, 2022, we had 512 full-time employees with 184 in investment management, 238 in sales and marketing roles and 90 in management and support functions.

Our centralized distribution and marketing functions lead the sales effort for our institutional, retail intermediary, and direct investor channels. Our sales teams are staffed with accomplished professionals that are given specific training on how to position each of our strategies. Our distribution teams have historically focused on developing strategic long-term relationships with institutional consultants, institutional asset owners, retail and retirement intermediaries, RIAs, Family Offices, the Direct Channel, and bank trust departments. Complementing these relationships, we use data extensively to enhance the effectiveness of our distribution teams. Investments in data packs from intermediaries, artificial intelligence initiatives, and predictive analytics — used to determine specific financial advisors’ propensities to buy or sell products —further enhance efficiencies.

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

Direct Investor Business – In 2020, we launched a new digital platform to directly serve investors which features a client-centric modern design. Visitors to the site are presented with channel-specific content, useful investment tools and calculators, and timely investment insights from the Company’s investment experts. At our direct investor business contact center, we have approximately 170 sales and service professionals focused on assisting our direct investors (the “Investors”). They engage with thousands of Investors everyday via phone, chat or email depending on the Investor’s preference. We also have a mobile application that streamlines service for Investors and enhances internal efficiency. Through these interactions we provide Investors with account servicing, portfolio reviews, college planning assistance and investment guidance at no additional cost to the Investor. Many of our direct investor business contact center professionals are Financial Industry Regulatory Authority (“FINRA”) licensed, so they are well qualified to serve the Investors’ investment needs. During the early part of the second quarter of 2023, the Direct Investor Business will be expanded to include brokerage capabilities through our broker-dealer entity VCS. Investors will be able to leverage our open architecture brokerage option and establish brokerage accounts to invest in mutual funds and ETFs from our platform along with individual stocks and products managed by third-party providers including cash management capabilities.

Institutional Sales – Our institutional sales team attracts and builds relationships with institutional clients, a wide range of institutional consultants and mutual fund complexes and other organizations seeking sub‑advisers. Our institutional clientele includes more than 400 corporations, public funds, non‑profit organizations, Taft‑Hartley plans, sub‑advisory clients, international clients, sovereign wealth funds, and insurance companies. Our institutional sales and client‑service professionals manage existing client relationships, serve consultants and prospects and/or focus on specific segments. They have extensive experience and a comprehensive understanding of our investment activities. Our client‑facing institutional sales professionals have an average of more than 20 years of industry tenure, and they are supported by a separate team dedicated to handling requests for proposals, or RFPs, from prospective clients.

Retail Sales – Our retail sales team includes regional external wholesalers, retirement specialists, RIA specialists, national account specialists, all of whom are supported by an internal sales desk. We also have a team of 10 distribution professionals specializing in the sale of third-party ETF model strategies. Additionally, we have a growing team focused on RIA, Bank Trust & Multi Family Offices with exceptional product knowledge to enhance the growth in this sub-channel within our retail sales. In the retail channel, we focus on gathering assets through intermediaries, such as banks, broker‑dealers, wirehouses, retirement platforms and RIA networks. We offer mutual funds, ETFs, third-party ETF models, and separately managed wrap and unified managed accounts on intermediary and retirement platforms. We have agreements with many of the largest platforms in our retail channel, which has provided an opportunity to place our retail products on those platforms. Further, to enhance our presence on large distribution platforms, we have focused our efforts on servicing intermediary home offices and research departments. These efforts have led to strong growth in platform penetration, as measured by investment products on approved and recommended lists, as well as our inclusion in model portfolios. This penetration provides the opportunity for us to sell more products through distribution platforms. We have several products on the research recommended/model portfolios of the top U.S. intermediary platforms. We also have several products on the recommended list of the top retirement platforms.

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

Operations – Our highly centralized operations functions provide our Franchises and Solutions Platform with the support they need so that they can focus on their investment processes. Our Investment Franchises share operating functions such as trading platforms, risk and compliance, middle- and back‑office support, technology, data and analytics, finance, human resources, accounting, and legal. Although our operations are highly centralized, we do allow our Franchises a degree of customization with respect to their desired investment support functions, which we believe helps them maintain their unique investment processes and minimize disruptions.

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

Competition

Our investment products are sold in the traditional institutional channels, through intermediary and retirement distribution platforms, and directly to investors. We face competition with other investment firms in attracting and retaining assets. Additionally, we compete with other acquirers of investment management firms, including independent, integrated investment management firms and multi‑boutique businesses, insurance companies, banks, and other financial institutions.

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

Our ability to continue to compete effectively will also depend upon our ability to retain our current investment professionals and employees and to attract highly qualified new investment professionals and employees. For additional information concerning the competitive risks that we face, refer to “Risk Factors — Industry Risks — The investment management industry is intensely competitive.”

Human Capital

We have created a strong alignment of interests with clients and shareholders through employee ownership, our Franchise revenue share structure, and employee investments in our products. Notably, a significant number of our employee shareholders acquired their equity in connection with the management‑led buyout with Crestview GP from KeyCorp, as well as in connection with the acquisitions of RS Investments and Munder. We believe the opportunity to own equity in a well‑diversified investment management company promotes long-term thinking and client alignment and is attractive, both to existing employees and those who join as part of acquisitions. We principally compensate our investment professionals through a revenue share program, which we believe further incentivizes our investment professionals to focus on investment performance and client retention, while simultaneously minimizing potential distractions from an expense allocation process that would be involved in a profit‑sharing program. We believe the combination of these mechanisms promotes long‑term thinking and enhances both the client experience and the creation of value for our shareholders.

Our senior management team, Franchises’ CIOs and sales leaders are highly experienced in the industry, each bringing significant expertise to his or her role, having tenures on average of more than 20 years.

As an asset management firm, we are in the human capital business. As such, we value and appreciate our most important asset—our people. We employ “owners,” not employees. Accordingly, we strive to offer competitive compensation and employee benefits to all employees. We want them to own their contribution to Victory Capital’s success. In recognition of this mission, Victory Capital has established an equity awards program that most employees participate in. As of December 31, 2022, we had 512 employees, with 68% holding ownership interests in our Company that totaled nearly 20% of the equity in our firm. Our employees also held approximately $200 million of their personal assets in our investment products at year-end.

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

We recognize and appreciate the importance of creating an environment in which all employees feel valued, included, and empowered to do their best work and as a result our Diversity, Inclusion, Cohesion, and Engagement Committee is charged with integrating a diversity strategy that drives best practices, goals, and objectives. The Committee’s mission is to foster an environment that attracts the best talent, values diversity of life experiences and perspectives, and encourages innovation and excellence. We also support a number of Employee Resource Groups which are employee-driven and provide support, leadership and connection to our diverse marketplace.

We encourage you to review our Corporate Responsibility Report (located on our website) for more detailed information regarding our human capital programs and initiatives. Nothing on our website is deemed incorporated by reference into this Report.

Regulatory Environment and Compliance

Our business is subject to extensive regulation in the United States at the federal level and, to a lesser extent, the state level, as well as regulation by self‑regulatory organizations, and outside the United States. Under these laws and regulations, agencies that regulate investment advisers have broad administrative powers, including the power to limit, restrict or prohibit an investment adviser from carrying on its business in the event that it fails to comply with such laws and regulations. Possible sanctions that may be imposed include the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of investment adviser registration and other registrations, censures, and fines.

SEC Investment Adviser and Investment Company Registration / Regulation – VCM and WestEnd are both registered with the SEC as investment advisers under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and the Victory Funds, USAA Funds, VictoryShares and several of the investment companies we sub‑advise are registered under the Investment Company Act of 1940, as amended (the “1940 Act”). The Advisers Act and the 1940 Act, together with the SEC’s regulations and interpretations thereunder, impose substantive and material restrictions and requirements on the operations of advisers and registered funds. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act and the 1940 Act, ranging from fines and censures to termination of an adviser’s registration. As an investment adviser, we have a fiduciary duty to our clients. The SEC has interpreted that duty to impose standards, requirements, and limitations on, among other things: trading for proprietary, personal and client accounts; allocations of investment opportunities among clients; our use of soft dollars; execution of transactions; and recommendations to clients. We manage accounts for clients on a discretionary basis, with authority to buy and sell securities for each portfolio, select broker‑dealers to execute trades and negotiate brokerage commission rates. In connection with certain of these transactions, we receive soft dollar credits from broker‑dealers that have the effect of reducing certain of our expenses. All our soft dollar arrangements are intended to be within the safe harbor provided by Section 28(e) of the Exchange Act. If our ability to use soft dollars were reduced or eliminated as a result of the implementation of statutory amendments or new regulations, our operating expenses would increase. In addition, we also advise clients on a non-discretionary basis where we provide actively managed models using non-proprietary products. This is often referred to as assets under advisement.

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

For the year ended December 31, 2022, 81% of our total revenues were derived from our services to investment companies registered under the 1940 Act—i.e., mutual funds and ETFs. The 1940 Act imposes significant requirements and limitations on a registered fund, including with respect to its capital structure, investments, and transactions. While we exercise broad discretion over the day‑to‑day management of the business and affairs of the Victory Funds, USAA Funds, VictoryShares and the investment portfolios of the Victory Funds, USAA Funds, and VictoryShares and the funds we sub‑advise, the funds are subject to oversight of and governance by each fund’s board of directors. Under the 1940 Act, a majority of the directors of our registered funds must not be “interested persons” with respect to us (sometimes referred to as the “independent director” requirement) in order to rely on certain exemptive rules under the 1940 Act relevant to the operation of registered funds. The responsibilities of the fund’s board include, among other things: approving our investment advisory agreement with the fund (or, for sub‑advisory arrangements, our sub‑advisory agreement with the fund’s investment adviser); approving other service providers; determining the method of valuing assets; and monitoring transactions involving affiliates. Our investment advisory agreements with these funds may be terminated by the funds on not more than 60 days’ notice and are subject to annual renewal by the fund’s board after the initial term of one to two years. The 1940 Act also imposes on investment advisers or sub‑advisers to a registered fund a fiduciary duty with respect to the receipt of the advisers’ investment management fees or the sub-advisers’ sub‑advisory fees. That fiduciary duty may be enforced by the SEC, by administrative action or by litigation by investors in the fund pursuant to a private right of action.

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

SEC Transfer Agent Registration – VCTA is a SEC-registered transfer agent. Our registered transfer agent is subject to the 1934 Act and the rules and regulations promulgated thereunder. These laws and regulations generally grant the SEC and other supervisory bodies broad administrative powers to address non-compliance with regulatory requirements. Sanctions that may be imposed for non-compliance with these requirements include the suspension of individual employees, limitations on engaging in certain activities for specified periods of time or for specified types of clients, the revocation of registrations, other censures, and significant fines.

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

In Singapore, we are subject to, among others, the Securities and Futures Act (“SFA”), the Financial Advisers Act (“FAA”), and the subsidiary legislation promulgated pursuant to these acts, which are administered by the Monetary Authority of Singapore (“MAS”). We and our employees conducting regulated activities specified in the SFA and/or the FAA are required to be licensed with the MAS. Failure to comply with applicable laws, regulations, codes, directives, notices, and guidelines issued by the MAS may result in penalties including fines, censures and the suspension or revocation of licenses granted by the MAS.

VCM is also authorized by the Central Bank of Ireland, which regulates our Irish business activities, to act as an investment manager to Irish UCITS fund. We have historically operated in Australia based on a “sufficient equivalence relief” exemption from local licensing with the Australian Securities and Investments commission. In 2021, we applied for a Foreign Australian Financial Services License which was granted on June 15, 2021.

Compliance – Our legal and compliance functions consist of 13 professionals as of December 31, 2022. This group is responsible for all legal and regulatory compliance matters, as well as for monitoring adherence to client investment guidelines. Our legal and compliance teams work through a well‑established reporting and communication structure to ensure we have a consistent and holistic program for legal and regulatory compliance. Senior management also is involved at various levels in all these functions. We cannot assure that our legal and compliance functions will be effective to prevent all losses. Refer to “Item 1A. Risk Factors— General Risks — If our techniques for managing risk are ineffective, we may be exposed to material unanticipated losses.”

For more information about our regulatory environment, refer to “Risk Factors — Legal and Regulatory Risks — As an investment management firm, we are subject to extensive regulation” and “Risk Factors — Legal and Regulatory Risks —The regulatory environment in which we operate is subject to continual change and regulatory developments designed to increase oversight may materially adversely affect our business.”

Available Information

We routinely file annual, quarterly, and current reports, proxy statements and other information required by the SEC. Our SEC filings are available to the public from the SEC’s public internet site at https://www.sec.gov.

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

Business Risks

•
The COVID-19 and other pandemics have, and will likely continue to have, a negative impact on the global economy and interrupt normal business activity.
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

Legal and Regulatory Risks

•
As an investment management firm and brokerage firm, we are subject to extensive regulation.

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

We earn substantially all of our revenues from asset‑based fees from investment management products and services to individuals and institutions. Therefore, if our AUM declines, our fee revenue will decline, which will reduce our profitability as certain of our expenses are fixed. There are several reasons that AUM could decline:

•
The performance of our investment strategies is critical to our business, and any real or perceived negative absolute or relative performance could negatively impact the maintenance and growth of AUM. Net flows related to our strategies can be affected by investment performance relative to other competing strategies or to established benchmarks. Our investment strategies are rated, ranked, recommended or assessed by independent third parties, distribution partners, and industry periodicals and services. These assessments may influence the investment decisions of our clients. If the performance or assessment of our strategies is seen as underperforming relative to peers, it could result in an increase in the withdrawal of assets by existing clients and the inability to attract additional commitments from existing and new clients. In addition, certain of our strategies have or may have capacity constraints, as there is a limit to the number of securities available for the strategy to operate effectively. In those instances, we may choose to limit access to those strategies to new or existing investors, such as we have done for two mutual funds managed by the Sycamore Capital Franchise which had an aggregate of $23.1 billion in AUM as of December 31, 2022.
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

Approximately 2% of our AUM as of December 31, 2022, consisted of assets in money market funds. Money market funds seek to preserve a stable net asset value. Market conditions could lead to severe liquidity or security pricing issues, which could impact the NAV of money market funds. If the NAV of a money market fund managed by our asset managers were to fall below its stable net asset value, we would likely experience significant redemptions in AUM and reputational harm, which could have a material adverse effect on our revenues or net income. If a money market fund's stable NAV comes under pressure, we may elect, to provide credit, liquidity, or other support to the fund. We may also elect to provide similar or other support, including by providing liquidity to a fund, to other products we manage for any number of reasons. If we elect to provide support, we could incur losses from the support we provide and incur additional costs, including financing costs, in connection with the support. These losses and additional costs could be material and could adversely affect our earnings. In addition, certain proposed regulatory reforms could adversely impact the operating results of our money market funds.

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

Business Risks

The COVID-19 and other pandemics have, and will likely continue to have, a negative impact on the global economy and interrupt normal business activity.

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. The global spread of COVID-19 created significant volatility, uncertainty and economic disruption. While COVID-19 did not have a material adverse effect on our business, operations and financial results as of December 31, 2022, the extent to which the pandemic and other pandemics impact our business, operations and financial results will depend on numerous factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions taken in response to the pandemic; the impact of the pandemic on economic activity and actions taken in response; and the effect on our ability to sell and provide our services.

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

Investors in the mutual funds and certain other pooled investment vehicles that we advise or sub‑advise may redeem their assets from those funds at any time on fairly limited or no prior notice, thereby reducing our AUM. These investors may redeem for any number of reasons, including general financial market conditions, global events, the absolute or relative investment performance we have achieved, or their own financial conditions and requirements. In a declining stock market, the pace of redemptions could accelerate. Poor investment performance relative to other funds tends to result in decreased client commitments and increased redemptions. For the year ended December 31, 2022, we generated approximately 85% of our total revenues from mutual funds and other pooled investment vehicles that we advise (including our proprietary mutual funds, or the Victory Funds, USAA Funds, VictoryShares, and other entities for which we are adviser or sub‑adviser). The redemption of assets from those funds could adversely affect our revenues and have a material adverse effect on our earnings.

Investment recommendations provided to our direct investor channel may not be suitable or fulfill regulatory requirements; representatives may not disclose or address conflicts of interest, conduct inadequate due diligence, provide inadequate disclosure; transactions subject to human error or fraud.

The direct channel serves existing or potential individual investors who invest in our proprietary Mutual Funds, ETFs and the USAA 529 Education Savings Plan. As of April 24, 2023, Investors will have the ability to invest in third party mutual funds, third party ETFs and individual equity securities listed on major U.S. exchanges on a self-directed basis. Our broker-dealer subsidiary has a dedicated retail investor-facing sales team who discuss the merits of investing in our proprietary products. The sales team provides recommendations based on the investor’s needs to aid them in their decision making. Our sales team’s recommendations may not fulfill regulatory requirements as a result of their failing to collect sufficient information about an investor or failing to understand the investor’s needs or risk tolerances. Risks associated with providing recommendations also include those arising from how we disclose and address actual or potential conflicts of interest, inadequate due diligence, inadequate disclosure, human error and fraud. In addition, Regulation Best Interest imposes heightened conduct standards, suitability analysis and disclosure requirements when we provide recommendations to retail investors. To the extent that we fail to satisfy regulatory requirements, fail to know our investors, improperly advise these investors, or risks associated with providing investment recommendations otherwise materialize, we could be found liable for losses suffered by such investors, or could be subject to regulatory fines, and penalties, any of which could harm our reputation and business.

We may be subject to claims of unsuitable investments. If individual investors suffer losses on their investment they may seek compensation from us on the basis of allegations that their investments were not suitable or that the fund prospectuses or other marketing materials contained material errors or were misleading. Despite the controls relating to disclosure in fund prospectuses and marketing materials, it is possible that such action may be successful, which in turn could adversely affect the business, financial condition and results of operations.

The significant growth we have experienced over the past few years may be difficult to sustain and our growth strategy is dependent in part upon our ability to make and successfully integrate new strategic acquisitions.

Our AUM has increased from $17.9 billion following our 2013 management‑led buyout with Crestview GP from KeyCorp to $153.0 billion as of December 31, 2022, primarily as a result of acquisitions. The absolute measure of our AUM represents a significant rate of growth that may be difficult to sustain. The continued long‑term growth of our business will depend on, among other things, successfully making new acquisitions, retaining key investment professionals, maintaining existing strategies and selectively developing new, value‑added strategies. There is no certainty that we will be able to identify suitable candidates for acquisition at prices and terms we consider attractive, consummate any such acquisition on acceptable terms, have sufficient resources to complete an identified acquisition or that our strategy for pursuing acquisitions will be effective. In addition, any acquisition can involve a number of risks, including the existence of known, unknown or contingent liabilities. An acquisition may impose additional demands on our staff that could strain our operational resources and require expenditure of substantial legal, investment banking and accounting fees. We may be required to issue additional shares of common stock or spend significant cash to consummate an acquisition, resulting in dilution of ownership or additional debt leverage, or spend additional time and money on facilitating the acquisition that otherwise would be spent on the development and expansion of our existing business.

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

As of December 31, 2022, approximately 78% of our AUM was invested in U.S. and international equity. Under market conditions in which there is a general decline in the value of equity securities, the AUM in each of our equity strategies is likely to decline. Unlike some of our competitors, we do not currently offer strategies that invest in privately held companies or take short positions in equity securities, which could offset some of the poor performance of our long‑only equity strategies under such market conditions. Even if our investment performance remains strong during such market conditions relative to other long‑only equity strategies, investors may choose to withdraw assets from our management or allocate a larger portion of their assets to non‑long‑only or non‑equity strategies. In addition, the prices of equity securities may fluctuate more widely than the prices of other types of securities, making the level of our AUM and related revenues more volatile.

As of December 31, 2022, of the 78% of our AUM invested in U.S. and international equity approximately 28% of the AUM was concentrated in small‑ and mid‑cap equities. As a result, a substantial portion of our operating results depends upon the performance of those investments, and our ability to retain client assets in those investments. If a significant portion of the investors in such investments decided to withdraw their assets or terminate their investment advisory agreements for any reason, including poor investment performance or adverse market conditions, our revenues from those investments would decline, which would have a material adverse effect on our earnings and financial condition.

As of December 31, 2022, approximately 19% of our total AUM was invested in U.S. taxable and tax-exempt fixed-income and money market securities. While fixed-income is typically considered less volatile than the equity markets, it does exhibit different types of risks such as interest rate risk, credit risk, and over-the-counter liquidity risk. Also, retention of fixed income AUM depends upon the performance of those investments, and our ability to retain client assets in those investments. If a significant portion of the investors in such investments decided to withdraw their assets or terminate their investment advisory agreements for any reason, including poor investment performance or adverse market conditions, our revenues from those investments would decline, which would have a material adverse effect on our earnings and financial condition. Money market securities are about 2% of total AUM and are considered a low risk asset category.

In addition, we have historically derived substantially all of our revenue from clients in the United States. If economic conditions weaken or slow, particularly in the United States, this could have a substantial adverse impact on our results of operations.

New lines of business or new products and services may subject us to additional risk.

From time to time, we may implement new lines of business or offer new products and services within existing lines of business. For example, during the early part of the second quarter of 2023, the Direct Investor Business will be expanded to include brokerage capabilities through VCS, our broker dealer entity. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, we may invest significant time and resources and price and profitability targets may not prove feasible. External factors, such as competitive alternatives and shifting market preferences, may also impact the successful implementation of a new line of business and/or a new product or service. Furthermore, strategic planning remains important as we adopt innovative products, services, and processes in response to the evolving demands for financial services and the entrance of new competitors. Any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls, so we must responsibly innovate in a manner that is consistent with sound risk management and is aligned with the overall business strategies. Failure to successfully manage these risks in the development and implementation of new lines of business and/or new products or services could have a material adverse effect on our business, results of operations and financial condition.

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

As of December 31, 2022, our goodwill and intangible assets totaled $2.3 billion. The value of these assets may not be realized for a variety of reasons, including, but not limited to, significant redemptions, loss of clients, damage to brand name and unfavorable economic conditions. In accordance with the guidance under Financial Accounting Standards Board, or FASB, ASC 350‑20, Intangibles—Goodwill and Other, we review the carrying value of goodwill and intangible assets not subject to amortization on an annual basis, or more frequently if indications exist suggesting that the fair value of our intangible assets may be below their carrying value. Determining goodwill and intangible assets, and evaluating them for impairment, requires significant management estimates and judgment, including estimating value and assessing useful life in connection with the allocation of purchase price in the acquisition creating them. We evaluate the value of intangible assets subject to amortization on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Should such reviews indicate impairment, a reduction of the carrying value of the intangible asset could occur.

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

As of December 31, 2022, we had approximately $1,002 million of outstanding debt that consisted of (i) an existing term loan balance of $631 million and (ii) incremental term loans in an aggregate principal amount of $371 million. In addition, we maintain a $100.0 million revolving credit facility, though no amounts were outstanding as of December 31, 2022.

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

2022 LIBOR to Term SOFR Rate Transition

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

Crestview GP does not hold any of our common stock, but beneficially owns 36.0% of our common stock as of December 31, 2022. As a result, Crestview GP has the ability to elect several members of our board of directors and thereby significantly influence our policies and operations, including the appointment of management, future issuances of our common stock or other securities, the payment of dividends, if any, on our common stock, the incurrence of debt by us, amendments to our amended and restated certificate of incorporation and amended and restated bylaws, and the entering into of extraordinary transactions. Crestview GP may also be able to significantly influence all matters requiring shareholder approval including without limitation a change in control of us or a change in the composition of our board of directors and or precluding any acquisition of us. This significant voting control could deprive other shareholders of an opportunity to receive a premium for shares of their common stock as part of a sale of us and ultimately might affect the market price of our common stock. Further, the interests of Crestview GP may not in all cases be aligned with other shareholders’ interests.

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

Sales of substantial amounts of our Common Stock in the public market, or the perception that these sales could occur, could cause the market price of our Common Stock to decline. As of February 28, 2023, 67,578,282 shares of our Common Stock are outstanding. Shares of our Common Stock are freely tradable without restriction under the Securities Act, unless purchased by our “affiliates,” as that term is defined in Rule 144 under the Securities Act.

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

We will lose our emerging growth company status upon the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of our IPO, (b) in which we have annual gross revenues of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock held by non-affiliates to equal or exceed $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period.

We expect to lose emerging growth company status and becomesubject to the SEC’s internal control over financial reporting management and auditor attestation requirements and all reporting requirements applicable to other public companies beginning with our Annual Report on Form 10-K for the year ending December 31, 2023.

Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal control over financial reporting, investors could lose confidence in the reliability of our financial statements.

Any decision on our part to comply with certain reduced disclosure requirements applicable to emerging growth companies for the period we remain an emerging growth company could make our Common Stock less attractive to investors.

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

Section 404 of the Sarbanes-Oxley Act and related SEC rules require that we perform an annual management assessment of the design and effectiveness of our internal control over financial reporting. Our assessment concluded that our internal control over financial reporting was effective as of December 31, 2021; however, there can be no assurance that we will be able to maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time in future periods. Accordingly, we cannot assure that we will be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal control is necessary for us to produce reliable financial reports and is important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our Common Stock could drop significantly.

Our ability to pay regular dividends is subject to our Board’s discretion and Delaware law.

We intend to pay dividends to holders of our Common Stock as described in “Dividend Policy.” Our board of directors may, in its sole discretion, change the amount or frequency of dividends or discontinue the payment of dividends entirely. In making decisions regarding our quarterly dividends, we consider general economic and business conditions, our strategic plans and prospects, our businesses and investment opportunities, our financial condition and operating results, working capital requirements and anticipated cash needs, contractual restrictions (including under the terms of our Fourth Amendment to the 2019 Credit Agreement) and legal, tax, regulatory and such other factors as we may deem relevant.

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

Legal and Regulatory Risks

As an investment management and brokerage firm, we are subject to extensive regulation.

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

With the expansion of the Direct Investor Business to include brokerage capabilities through our broker-dealer entity VCS.Investors will be able to leverage our open architecture brokerage option and establish brokerage accounts to invest in mutual funds and ETFs from our platform along with individual stocks and products managed by third-party providers including cash management capabilities, these brokerage activities are likely to result in increased focus from FINRA as we will have to comply with extensive regulations imposed by FINRA.

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

Accordingly, we face the risk of significant intervention by regulatory authorities, including extended investigation and surveillance activity, adoption of costly or restrictive new regulations and judicial or administrative proceedings that may result in substantial penalties. Among other things, we could be fined, lose our licenses or be prohibited or limited from engaging in some of our business activities or corporate transactions. The requirements imposed by our regulators are designed to ensure the integrity of the financial markets and to protect clients and other third parties who deal with us and are not designed to protect our shareholders. Consequently, these regulations often serve to limit our activities, including through net capital, client protection and market conduct requirements.

The regulatory environment in which we operate is subject to continual change and regulatory developments designed to increase oversight may materially adversely affect our business.

We operate in a legislative and regulatory environment that is subject to continual change, the nature of which we cannot predict. We may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. or non‑U.S. governmental regulatory authorities or self‑regulatory organizations that supervise the financial markets. The SEC and its staff are currently engaged in various initiatives and reviews that seek to improve and modernize the regulatory structure governing the asset management industry, and registered investment companies in particular. In addition, more recently the SEC has also adopted rules, many of which are currently in an implementation period, which will increase our public reporting and disclosure requirements, which could be costly and may impede the Company’s growth.

Key initiatives and rules that the SEC is contemplating that are likely to impact our business include:

Consumer Privacy Protection Laws

In November 2020, California voters approved the CPRA, which amends the existing California Consumer Privacy Act (“CCPA”) and provides new and additional rights and obligations to the existing law.

Money Market Reforms

In December 2021, the SEC proposed amendments to certain rules that govern money market funds under the Investment Company Act of 1940. The proposed amendments would improve the resilience and transparency of money market funds.

SEC Proposed Rules on Private Fund Advisers

In February 2022, the SEC proposed new rules and amendments to enhance regulation of private fund advisors. The changes would mandate certain client reporting and event driven disclosure, enact audit requirements, and prohibit certain activities that the SEC deems contrary to the public interest or has a material negative effect on other investors. The amendments also would require all advisors to document their annual compliance review in writing.

Cybersecurity Risk Governance – Public Operating Companies

In February 2022, the SEC proposed new cybersecurity risk management rules and amendments to enhance cybersecurity preparedness and improve the resilience of investment advisers and investment companies against cybersecurity threats and attacks.

The Enhancement and Standardization of Climate-Related Disclosures for Investors

In March 2022, the SEC proposed a rule that would require registrants to provide certain climate-related information in their registration statements and annual reports. The proposed rules would require information about a registrant’s climate-related risks that are reasonably likely to have a material impact on its business, results of operations, or financial condition.

Investment Company Names Rule

In May 2022, the SEC proposed amendments to Rule 35d-1 under the Investment Company Act of 1940, the fund “Names Rule.” The proposed amendments would further serve the SEC’s mission of investor protection by:

•
Improving and expanding the current requirement for certain funds to adopt a policy to invest at least 80 percent of their assets in accordance with the investment focus the fund’s name suggests;
•
Providing new enhanced disclosure and reporting requirements; and
•
Updating the rule’s current notice requirements and establishing recordkeeping requirements.

ESG Disclosures for Investment Advisers and Investment Companies

In May 2022, the SEC proposed amendments to rules and disclosure forms to promote consistent, comparable, and reliable information for investors concerning funds’ and advisers’ incorporation of ESG factors.

Proxy Solicitation Rule Amendments

In July 2022, the SEC adopted rule amendments that will impose additional disclosure and procedural requirements on proxy advisors like ISS as conditions from being able to continue relying on exemptions from the information and filing requirements of the federal proxy rules. The SEC also concurrently published supplemental guidance to assist investment advisers in fulfilling their proxy voting responsibilities when relying on proxy advisors for their advice and or voting execution platforms.

Tailored Shareholder Reports for Mutual Funds and Exchange-Traded Funds

In October 2022, the SEC adopted rules and amendments that will require open-end investment companies to transmit concise and visually engaging annual and semi-annual reports to shareholders that highlight key information that is particularly important for retail investors to assess and monitor their fund investments.

Outsourcing by Investment Advisers

In October 2022, the SEC proposed a new rule under the Investment Advisers Act of 1940 designed to prohibit registered investment advisers from outsourcing certain services or functions without first meeting minimum requirements. The proposed rule would require advisers to conduct due diligence prior to engaging a service provider to perform certain services or functions.

Open-End Fund Liquidity Risk Management and Swing Pricing

In November 2022, the SEC proposed amendments to better prepare open-end management investment companies for stressed conditions and mitigate dilution of shareholders’’ interests. The rule and form amendments would improve on the existing framework by:

•
Enhancing how open-end funds other than money market funds (“MMFs”) and certain exchange traded funds (“ETFs”) classify the liquidity of their investments and requiring a minimum amount of highly liquid assets of at least 10 percent of net assets;
•
Requiring any open-end fund, other than a MMF or ETF, to use swing pricing and implementing a “hard close” to operationalize this pricing and to improve order processing more generally; and
•
Providing for more frequent, timelier, and more detailed public reporting of fund information, including information about funds’ liquidity and use of swing pricing.

SEC Proposed Regulation Best Execution

In December 2022, the SEC proposed a new rule, Regulation Best Execution, that would establish a best execution standard for brokers-dealers.

Shortening the Securities Transaction Settlement Cycle

In February 2023, the SEC adopted rules to shorten the settlement cycle for most securities transactions from two business days after trade date (T+2) to one (T+1). The compliance date for these rules are set for Tuesday May, 28, 2024.

SEC Proposed Enhancements to Custody Rule

In February 2023, the SEC proposed amendments to and a redesignation of the current custody rule, currently designated as Rule 206(4)-2. The proposal redesignates the custody rule as rule 223-1 and would enhance the rule’s protections and subject a broader array of client assets and advisory activities to the enhanced protections.

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

We have determined, based on an evaluation of various factors, that it is more efficient to use third parties for certain functions and services. As a result, we have contracted with a limited number of third parties to provide critical operational support, such as middle‑ and back‑office functions, information technology services and various fund administration and accounting roles, and the funds contract with third parties in custody, transfer agent and sub transfer agent roles. The third parties with which we do business may also be sources of cybersecurity or other technological risks. While we engage in certain actions to reduce the exposure, such as collaborating to develop secure transmission capabilities, performing security control assessments and limiting third party access to the least privileged level necessary to perform job functions, our business would be disrupted if key service providers become unable to continue to perform the services upon which we depend or fail to protect against or respond to cyber-attacks, data breaches or other incidents. Moreover, to the extent our third‑party providers increase their pricing, our financial performance will be negatively impacted. In addition, upon termination of a third‑party contract, we may encounter difficulties in replacing the third‑party on favorable terms, transitioning services to another vendor, or in assuming those responsibilities ourselves, which may have a material adverse effect on our business.

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

We electronically receive, process, store and transmit sensitive information of our clients including personal data, such as, without limitation, names and addresses, social security numbers, driver's license numbers, such information is necessary to support our clients’ investment transactions. The uninterrupted operation of our information systems, as well as the confidentiality of the customer information that resides on such systems, is critical to our successful operation. Bad actors may attempt to harm us by gaining access to confidential or proprietary client information, often with the intent of stealing from or defrauding us or our clients. In some cases, they seek to disrupt our ability to conduct our business, including by destroying information maintained by us. For that reason, cybersecurity is one of the principal operational risks we face as a provider of financial services and our operations rely on the effectiveness of our information and cyber security policies, procedures and capabilities to provide secure processing, storage and transmission of confidential and other information in our computer systems, software, networks and mobile devices and on the computer systems, software, networks and mobile devices of third parties on which we rely. Although we maintain a system of internal controls designed to provide reasonable assurance that fraudulent activity is either prevented or detected on a timely basis and we take other protective measures and endeavor to modify them as circumstances warrant, our computer systems, software, networks and mobile devices may be vulnerable to cyber‑attacks, sabotage, unauthorized access, computer viruses, worms or other malicious code, and other events that have a security impact. In addition, our interconnectivity with service providers and other third parties may be adversely affected if any of them are subject to a successful cyber-attack or other information security event. While we collaborate with service providers and other third parties to develop secure transmission capabilities and other measures to protect against cyber-attacks, we cannot ensure that we or any third party has all appropriate controls in place to protect the confidentiality of such information.

An externally caused information security incident, such as a cyber attack, virus or worm, or an internally caused issue, such as failure to control access to sensitive systems, could materially interrupt business operations or cause disclosure or modification of sensitive or confidential client or competitive information and could result in material financial loss, loss of competitive position, regulatory actions, breach of clients contracts, reputational harm or legal liability. If one or more such events occur, it could potentially jeopardize our or our clients’, employees’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our or third‑party computer systems, software, networks and mobile devices, or otherwise cause interruptions or malfunctions in our, our clients’, our counterparties’ or third parties’ operations. As a result, we could experience material financial loss, loss of competitive position, regulatory fines and/or sanctions, breach of client contracts, reputational harm or legal liability, which, in turn, could have an adverse effect on our financial condition and results of operations.

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

Increasing government and regulatory scrutiny of the measures taken by companies to protect against cyber-attacks and data privacy breaches, and have resulted in heightened security requirements, including additional regulatory expectations for oversight of vendors and service providers. If more restrictive privacy laws, rules or industry security requirements are adopted in the future on the Federal or State level, or by a specific industry body, they could have an adverse impact on us through increased costs or business restrictions.

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

As of December 31, 2022, approximately 9% of our total AUM was invested in strategies that primarily invest in securities of non‑U.S. companies and securities denominated in currencies other than the U.S. dollar. Fluctuations in foreign currency exchange rates could negatively affect the returns of our clients who are invested in these securities. In addition, an increase in the value of the U.S. dollar relative to non‑U.S. currencies is likely to result in a decrease in the U.S. dollar value of our AUM, which, in turn, would likely result in lower revenue and profits.

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

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

The Company leases its principal executive offices, which are located in San Antonio, TX. In the United States, the Company also leases office space in Brooklyn, OH; Birmingham, MI; Boston, MA; Rocky River, OH; Cincinnati, OH; Charlotte, NC; Denver, CO; Des Moines, IA; Hanover, NH; New York, NY; Norwalk, CT; and San Francisco, CA. Outside the United States, the Company leases office space in Singapore. The Company believes its existing facilities are adequate to meet its current and future business requirements.

Item 3. Legal Proceedings.

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. The Company is not currently a party to any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Shares of the Company’s Common Stock are listed and trade on NASDAQ under the symbol “VCTR”. As of December 31, 2022, there were approximately 3,000 beneficial shareholders of the Company’s Common Stock.

Performance Graph

The following graph shows a comparison from February 8, 2018 (the date our Common Stock commenced trading on NASDAQ) through December 31, 2022 of the cumulative total return of our Common Stock, the Standard & Poor’s 500 Stock Index (S&P 500 Index) and a peer group comprised of Affiliated Managers Group, Inc., Artisan Partners Asset Management Inc., BrightSphere Investment Group plc, Eaton Vance Corp., and Virtus Investment Partners, Inc. Eaton Vance Corp. was acquired and ceased to publicly trade on March 1, 2021. The graph assumes that $100 was invested at the market close on February 8, 2018 in our common stock, the S&P 500 Index and the peer group and assumes reinvestment of any dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

$400
$380
$360
$340
$320
$300
$280
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
February-18
April-18
June-18
August-18
October-18
December-18
February-19
April-19
June-19
August-19
October-19
December-19
February-20
April-20
June-20
August-20
October-20
December-20
February-21
April-21
June-21
August-21
October-21
December-21
February-22
April-22
June-22
August-22
October-22
December-22
VCTR
S&P 500
Peer Group

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following table sets out information regarding purchases of equity securities by the Company for the three months ended December 31, 2022.

	Total Number of Shares of Common Stock	Average Price Paid Per Share of Common	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans	Approximate Dollar Value That May Yet Be Purchased Under Outstanding Plans or Programs
Period	Purchased(1)	Stock	or Programs	(in millions)(2)
October 1-31, 2022	—	$—	—	$66.8
November 1-30, 2022	784,615	30.52	784,615	42.9
December 1-31, 2022	557,392	28.27	497,392	28.8
Total	1,342,007	$29.58	1,282,007

(1)
Common Stock purchased in December 2022 includes 40,000 and 20,000 shares purchased on December 15, 2022 and December 16, 2022 in the open market by David Brown in multiple transactions at a weighted average cost per share of $27.01 and $26.90, respectively.
(2)
Six share repurchase programs were authorized from 2018 to 2021, each for $15.0 million of the Company’s Common Stock, that were completed in September 2019, June 2020, October 2020, May 2021, January 2022 and May 2022. On May 5, 2022, the Company’s Board of Directors approved a new share repurchase program (the “2022 Share Repurchase Program”) authorizing the repurchase of up to $100.0 million of the Company’s Common Stock. Under the 2022 Share Repurchase Program, which took effect in May 2022, the Company may purchase its shares from time to time until December 31, 2023 in privately negotiated transactions, through block trades, pursuant to open market purchases, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the SEC. The amount and timing of purchases under the 2022 Share Repurchase Program will depend on a number of factors including the price and availability of the Company’s shares, trading volume, capital availability, Company performance and general economic and market conditions. The 2022 Share Repurchase Program can be suspended or discontinued at any time. In 2022, the Company repurchased 3.0 million shares of Common Stock at a total cost of $87.3 million for an average price of $28.76 per share. In 2021, 0.9 million shares of Common Stock were repurchased under programs authorized by the Company’s Board of Directors at a total cost of $26.2 million for an average price of $29.53 per share, and in 2020, the Company repurchased 1.5 million shares of Common Stock at a total cost of $26.3 million for an average price of $17.57 per share. As of December 31, 2022, a total of $28.8 million was available for future repurchases under the 2022 Share Repurchase Program, and a cumulative total of 7.1 million shares of Common Stock had been repurchased under programs authorized by the Company’s Board of Directors at a total cost of $161.3 million for an average price of $22.70 per share.

Dividend Policy

In 2019, the Company announced the initiation of quarterly cash dividends and paid its first quarterly dividend in September of that year. During 2020, the Board authorized two increases in the quarterly cash dividend. In August 2020, the dividend was increased by 20%; and, in November, the dividend was increased by 17%. Combined, the two increases resulted in the quarterly cash dividend growing by 40%, from $0.05 per share in the first quarter of 2020, to $0.07 per share in the fourth quarter of 2020. During 2021, the Board authorized four increases in the quarterly cash dividend. Combined, the four increases resulted in the quarterly cash dividend growing by approximately 143%, from $0.07 per share in the fourth quarter of 2020, to $0.17 per share in the fourth quarter of 2021. During 2022, the Board authorized a $0.25 per share quarterly cash dividend, an increase of $0.08, or 47%, from the $0.17 per share in the fourth quarter of 2021.

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

Objective

The objective of this section of the Annual Report on Form 10-K is to provide a discussion and analysis, from management’s perspective, of the key performance indicators and material information necessary to assess our financial condition, results of operations, liquidity and cash flows for the year ended December 31, 2022. In addition, we also discuss the Company’s contractual obligations and off-balance sheet arrangements. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this report. In addition to historical information, this discussion and analysis contains forward‑looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from management’s expectations. Please refer to the sections of this report entitled “Forward‑Looking Statements” and “Risk Factors.”

Overview

Our Business – Victory is a diversified global asset management firm with $153.0 billion in AUM as of December 31, 2022. The Company operates a next-generation business model combining boutique investment qualities with the benefits of an integrated, centralized operating and distribution platform.

The Company provides specialized investment strategies to institutions, intermediaries, retirement platforms and individual investors. With 12 autonomous Investment Franchises and a Solutions Platform, Victory offers a wide array of investment products, including actively and passively managed mutual funds, rules-based and active ETFs, institutional separate accounts, VIPs, ESG and impact investment strategies, alternative investments, private closed-end funds, and a 529 Education Savings Plan. Victory Capital’s strategies are also offered through third-party investment products, including mutual funds, third-party ETF model strategies, retail SMAs and UMAs through wrap account programs, CITs, and UCITs. As of December 31, 2022, our Franchises and our Solutions Platform collectively managed a diversified set of 128 investment strategies for a wide range of institutional and retail clients and direct investors.

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

We have grown our AUM from $17.9 billion following the management-led buyout with Crestview GP in August 2013 to $153.0 billion at December 31, 2022. We attribute this growth to our success in sourcing acquisitions and evolving them into organic growers, generating strong investment returns, and developing institutional, retail, and direct investor channels with deep penetration.

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

The aggregate purchase price (the “WestEnd Purchase Price”) for the WestEnd Acquisition was estimated at $716.1 million, net of cash acquired, which includes (i) $475.8 million in cash paid at closing (the “WestEnd Closing”) net of cash acquired plus the acquisition date value of contingent payments due to sellers of $239.7 million plus $0.6 million paid in cash in April 2022 for net working capital adjustments. The contingent earn-out payments are based on net revenue of the WestEnd business during each of the first four years following the WestEnd Closing, subject to certain “catch-up” provisions over a five and one half year period following the WestEnd Closing. A maximum of $320.0 million ($80.0 million per year) in earn-out payments may be paid.

The estimated fair value of contingent consideration payable to sellers was estimated at $202.7 million at December 31, 2022 as compared to $239.7 million at December 31, 2021 and is included in consideration payable for acquisition of business in the Consolidated Balance Sheets. The decrease in the liability of $37.0 million for the year ended December 31, 2022 was recorded in change in value of consideration payable for acquisition of business in the Consolidated Statements of Operations. Refer to Note 4, Acquisitions, for further details on the WestEnd Acquisition.

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

The estimated fair value of contingent consideration payable to sellers was estimated at $27.7 million at December 31, 2022 as compared to $68.8 million at December 31, 2021 and is included in consideration payable for acquisition of business in the Consolidated Balance Sheets. The decrease in the fair value of the liability of $3.6 million for the year ended December 31, 2022 was recorded in change in value of consideration payable for acquisition of business in the Consolidated Statements of Operations. Refer to Note 4, Acquisitions, for further details on the USAA AMCO Acquisition.

Alderwood - The Company owned a 15% equity interest in Alderwood Partners LLP (“Alderwood”) from September 20, 2020 through July 31, 2022, when the Company retired as a member of Alderwood. The Company analyzed its investment in Alderwood under the voting interest model and determined that it did not have a controlling financial interest. The Company accounted for its Alderwood investment using the equity method of accounting. Refer to Note 13, Equity Method Investment, for additional information on Alderwood.

Business Highlights in 2022

Assets under management:

•
AUM at December 31, 2022 decreased by $30.7 billion, or approximately 16.7%, to $153.0 billion from $183.7 billion at December 31, 2021, primarily driven by negative market action of $26.5 billion. Long-term gross inflows were $33.3 billion and $27.9 billion for the years ended December 31, 2022 and 2021, respectively. Long-term net outflows were $2.5 billion and $4.0 billion for the years ended December 31, 2022 and 2021, respectively. We generated $33.9 billion in gross flows and $2.7 billion in net outflows ($2.5 billion long-term, $0.2 billion short-term) for the year ended December 31, 2022, compared to $28.3 billion in gross flows and $4.5 billion in net outflows ($4.0 billion long-term, $0.5 billion short-term) for the same period in 2021.

Investment performance:

•
44 of our total Victory Capital mutual funds and ETFs had overall Morningstar ratings of four or five stars and 62% of our fund and ETF AUM were rated four or five stars overall by Morningstar. 54% of our strategies by AUM had investment returns in excess of their respective benchmarks over a one-year period, 84% over a three-year period, 79% over a five-year period and 79% over a ten-year period. On an equal-weighted basis, 59% of our strategies have outperformed their respective benchmarks over a one-year period, 70% over a three-year period, 63% over a five-year period and 67% over a ten-year period.

2022 corporate ESG initiatives:

•
Promoted the career advancement of diverse employees through our participation in the McKinsey Connected Leaders Academy for Asian, Black, and Hispanic/Latino employees
o
13 of our diverse employees are alumni of the program and we are enrolling more in 2023
•
At year end, 32% of the employees at Victory are racially or ethnically diverse according to generally recognized definitions of diversity. This is up from 28% at the end of 2021.
•
At year end, 68% of our employees held equity in our firm and collectively owned nearly 20% of the Company.
•
Advanced our strategic alliance with Xavier University of Louisiana (XULA) – a Historically Black College / University (HBCU) – helping to create a robust college-to-career pipeline via scholarships, mentoring, funding, and seeding for a student-led XULA Investment Club.
o
XULA Scholarships: Awarded 14 gap-funding scholarships to Victory Scholars (business majors) for 2022-2023 academic year (12 scholarships were awarded in 2021-2022 for a total of 26).

o
Campus Visit: Multiple employees met with XULA students, faculty, and administrators during Victory Capital’s three-day visit to New Orleans during Q4.
•
Supported four Employee Resource Groups (ERGs) for Asian-American, Black, Female, and Military employees.
•
Our Women@Victory and Military ERGs at Victory Capital helped collect more than 400 donations in 2022 to celebrate the 75th anniversary of Toys for Tots.
•
Held spring clothing donation drive for Women’s Shelters. Our Women@Victory ERG collected donations from offices across the country.
•
Created micro donation site at Red Cross to help employees make contributions for winter storm, hurricane, and wildfire relief efforts.
•
Continue to use AI software to increase the appeal of our job postings with diverse candidates and ensuring inclusive communications.
•
Conducted mandatory Inclusive Culture eLearning and hosted multiple annual D&I sustained-learning activities.

2022 investing ESG initiatives:

•
Further empowered our Investment Franchises and Solutions team with multiple sources of ESG investment data, research, and tools.
•
Provided sustainable investing proxy research so our investment professionals are well equipped to make informed decisions regarding significant proxy votes.
•
Launched publicly available Proxy Voting Disclosure System to enhance transparency of our proxy voting activities.
•
Developed an ESG Council to help ensure consistency in ESG disclosures, processes, and marketing.
•
The Company is a member of IRS Sustainability Alliance and the Ceres Investor Network for climate risk and sustainability.

Financial highlights:

•
Total revenue for the year ended December 31, 2022 was $854.8 million compared to $890.3 million for the year ended December 31, 2021.
•
Net income was $275.5 million and $278.4 million, respectively, for the years ended December 31, 2022 and 2021. Adjusted Net Income was $293.8 million for the year ended December 31, 2022 compared to $329.0 million for the year ended December 31, 2021. Refer to “Supplemental Non‑GAAP Financial Information” for more information about how we calculate Adjusted Net Income and a reconciliation of net income to Adjusted Net Income.
•
GAAP earnings per diluted share were $3.81 for the year ended December 31, 2022 compared to $3.75 for the same period in 2021. Adjusted net income with tax benefit per diluted share was $4.58 and $4.82, respectively, for the years ended December 31, 2022 and 2021. Refer to “Supplemental Non‑GAAP Financial Information” for more information about how we calculate Adjusted Net Income and a reconciliation of net income to Adjusted Net Income.
•
Adjusted EBITDA and adjusted EBITDA margin was $424.2 million and 49.6%, respectively, for the year ended December 31, 2022 compared to $449.0 million and 50.4%, respectively, for the year ended December 31, 2021. Refer to “Supplemental Non‑GAAP Financial Information” for more information about how we calculate Adjusted EBITDA and a reconciliation of net income to Adjusted EBITDA.
•
Returned a record high—more than $200 million—of capital to shareholders in 2022, through share repurchases and cash dividends, while reducing debt by $150 million and continuing to make growth investments.

Other:

•
We were ranked 2nd in “Barron’s Best Fund Families” for the one-year period ended December 31, 2022.
•
The Company was ranked No. 55 on the Fortune 100 Fastest-Growing Companies list for 2022 and is one of only 24 companies to make the list for the second consecutive year.

© 2022 Fortune Media IP Limited All rights reserved. Fortune is a registered trademark of Fortune Media IP Limited and is used under license. Fortune and Fortune Media IP Limited are not affiliated with, and do not endorse products or services of, Victory Capital Holdings, Inc.

The Fortune annual list ranks the top performing, publicly traded companies in revenues, profits and stock returns over the three-year period ended April 30, 2022.

Key Performance Indicators

The following table presents the key performance indicators we focus on when reviewing our results:

	Year Ended December 31,
($ in millions, except for basis points and percentages)	2022		2021		2020
AUM at period end	$152,952		$183,654		$147,241
Average AUM	164,025		158,590		136,422
Gross flows	33,934		28,254		35,857
Net short term flows	(187)		(528)		(8,441)
Net long term flows	(2,545)		(3,952)		(10,911)
Net flows	(2,732)		(4,480)		(19,352)
Total revenue	854.8		890.3		775.4
Revenue on average AUM	52.1	bps	56.1	bps	56.8	bps
Net income	275.5		278.4		212.5
Adjusted EBITDA(1)	424.2		449.0		377.3
Adjusted EBITDA margin(1)(2)	49.6%		50.4%		48.7%
Adjusted Net Income(1)	293.8		329.0		258.5
Tax benefit of goodwill and acquired intangibles(3)	37.5		28.0		27.0

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

AUM by Asset Class – the following table presents our AUM by asset class as of the dates indicated:

	As of December 31,
(in millions)	2022	2021(1)(3)	2020(3)	2019(2)(3)	2018(3)
Fixed Income	$26,353	$35,154	$36,639	$38,011	$6,872
Solutions	51,507	60,364	33,676	31,616	3,761
U.S. Mid Cap Equity	27,892	30,578	26,230	26,347	20,297
U.S. Small Cap Equity	15,103	20,094	18,368	17,346	12,948
U.S. Large Cap Equity	10,973	15,766	14,230	14,091	3,759
Global / Non-U.S. Equity	14,160	16,050	14,141	12,754	5,080
Alternative Investments	3,663	2,548	422	81	46
Total Long-Term Assets	$149,649	$180,554	$143,707	$140,245	$52,763
Money Market / Short-Term Assets	3,302	3,100	3,534	11,587	—
Total	$152,952	$183,654	$147,241	$151,832	$52,763

(1)
Includes the impact of acquired assets from the THB, NEC and WestEnd Acquisitions, which closed on March 1, 2021, November 1, 2021 and December 31, 2021, respectively, and increased our AUM by approximately $547 million, $795 million and $19.3 billion, at closing, respectively. The WestEnd acquired assets had no economic impact on operations in 2021 and no effect on asset flows, average assets, revenues or earnings in the full-year period ended December 31, 2021.
(2)
Includes the impact of the USAA AMCO Acquisition, which closed on July 1, 2019, increasing our AUM by $81.1 billion inclusive of managed portfolio assets invested through USAA’s brokerage business. We did not acquire the USAA brokerage business.
(3)
Beginning in January 2022, the Company's "Other" asset class has been categorized to Solutions, Fixed Income, Global / Non-U.S. Equity, or Alternative Investments based on the underlying investment strategy. Additionally, all assets managed using alternative investment strategies are now included in the Company's Alternative Investments asset class. Prior-period figures have been adjusted accordingly.

Asset Flows by Asset Class – the following table summarizes our asset flows by asset class for the periods indicated:

		U.S.		U.S.
	U.S. Mid	Small		Large	Global /				Money
	Cap	Cap	Fixed	Cap	Non-U.S.		Alternative	Total	Market /
(in millions)	Equity	Equity	Income	Equity	Equity	Solutions	Investments	Long-term	Short-term	Total
Year Ended December 31, 2022
Beginning AUM	$30,578	$20,094	$35,154	$15,766	$16,050	$60,364	$2,548	$180,554	$3,100	$183,654
Gross client cash inflows	6,859	3,162	5,524	406	4,149	8,169	5,045	33,313	621	33,934
Gross client cash outflows	(6,919)	(5,214)	(9,545)	(1,498)	(3,111)	(6,247)	(3,324)	(35,858)	(807)	(36,666)
Net client cash flows	(60)	(2,053)	(4,020)	(1,093)	1,038	1,921	1,721	(2,545)	(187)	(2,732)
Market appreciation / (depreciation)	(2,641)	(2,965)	(3,345)	(3,328)	(3,153)	(10,887)	(215)	(26,533)	39	(26,495)
Realizations and distributions	—	—	—	—	—	—	(376)	(376)	—	(376)
Acquired assets / Net transfers	14	27	(1,436)	(372)	226	107	(16)	(1,450)	350	(1,100)
Ending AUM	$27,892	$15,103	$26,353	$10,973	$14,160	$51,507	$3,663	$149,649	$3,302	$152,952
Year Ended December 31, 2021(1)
Beginning AUM	$26,230	$18,368	$36,639	$14,230	$14,141	$33,676	$422	$143,706	$3,534	$147,241
Gross client cash inflows	5,935	4,562	6,756	364	2,822	6,217	1,213	27,869	386	28,254
Gross client cash outflows	(7,742)	(5,644)	(9,000)	(1,565)	(2,362)	(5,305)	(201)	(31,820)	(914)	(32,734)
Net client cash flows	(1,807)	(1,082)	(2,244)	(1,202)	460	912	1,012	(3,952)	(528)	(4,480)
Market appreciation / (depreciation)	6,169	2,685	649	2,766	1,662	6,611	30	20,573	10	20,583
Realizations and distributions	—	—	—	—	—	—	—	—	—	—
Acquired assets / Net transfers	(14)	122	110	(28)	(214)	19,165	1,084	20,226	84	20,310
Ending AUM	$30,578	$20,094	$35,154	$15,766	$16,050	$60,364	$2,548	$180,554	$3,100	$183,654
Year Ended December 31, 2020(1)
Beginning AUM	$26,347	$17,346	$38,010	$14,091	$12,754	$31,616	$81	$140,245	$11,587	$151,832
Gross client cash inflows	4,144	4,458	6,512	695	2,495	4,517	380	23,201	12,656	35,857
Gross client cash outflows	(7,605)	(5,201)	(9,151)	(2,631)	(2,551)	(6,931)	(44)	(34,112)	(21,097)	(55,209)
Net client cash flows	(3,460)	(742)	(2,639)	(1,936)	(56)	(2,413)	336	(10,911)	(8,441)	(19,352)
Market appreciation / (depreciation)	3,436	1,959	1,507	1,935	1,433	4,460	5	14,736	58	14,794
Realizations and distributions	—	—	—	—	—	—	—	—	—	—
Acquired assets / Net transfers	(93)	(195)	(240)	139	10	14	1	(364)	331	(33)
Ending AUM	$26,230	$18,368	$36,639	$14,230	$14,141	$33,676	$422	$143,706	$3,534	$147,241

(1)
Beginning in January 2022, the Company's "Other" asset class has been categorized to Solutions, Fixed Income, Global / Non-U.S. Equity, or Alternative Investments based on the underlying investment strategy. Additionally, all assets managed using alternative investment strategeies are now included in the Company's Alternative Investments asset class. Prior-period figures have been adjusted accordingly.

AUM by Distribution Channel – the following table presents our AUM by distribution channel as of the dates indicated:

	As of December 31,
	2022		2021		2020
(in millions)	Amount	% of total	Amount	% of total	Amount	% of total
Direct	$52,551	34%	$68,817	37%	$68,749	46%
Institutional	44,510	29%	49,697	27%	40,840	28%
Retail	55,891	37%	65,140	36%	37,651	26%
Total AUM(1)	$152,952	100%	$183,654	100%	$147,241	100%

(1)
The allocation of AUM by distribution channel involves the use of estimates and the exercise of judgment.

Assets Flows by Vehicle – the following table summarizes our asset flows by vehicle for the periods indicated:

			Separate Accounts
			and Other
(in millions)	Mutual Funds(1)	ETFs(2)	Vehicles(3)	Total
Year Ended December 31, 2022
Beginning AUM	$124,142	$4,871	$54,641	$183,654
Gross client cash inflows	21,198	2,043	10,692	33,934
Gross client cash outflows	(27,703)	(572)	(8,391)	(36,666)
Net client cash flows	(6,505)	1,472	2,302	(2,732)
Market appreciation / (depreciation)	(17,092)	(724)	(8,679)	(26,495)
Realization and distributions	—	—	(376)	(376)
Acquired assets / Net transfers	(1,098)	9	(11)	(1,100)
Ending AUM	$99,447	$5,627	$47,877	$152,952
Year Ended December 31, 2021
Beginning AUM	$112,998	$3,976	$30,267	$147,241
Gross client cash inflows	19,070	849	8,335	28,254
Gross client cash outflows	(23,345)	(375)	(9,014)	(32,734)
Net client cash flows	(4,275)	474	(678)	(4,480)
Market appreciation / (depreciation)	15,638	828	4,117	20,583
Realization and distributions	—	—	—	—
Acquired assets / Net transfers(4)	(219)	(407)	20,936	20,310
Ending AUM	$124,142	$4,871	$54,641	$183,654
Year Ended December 31, 2020
Beginning AUM	$118,605	$4,213	$29,014	$151,832
Gross client cash inflows	31,172	492	4,192	35,857
Gross client cash outflows	(48,398)	(913)	(5,898)	(55,209)
Net client cash flows	(17,226)	(420)	(1,705)	(19,352)
Market appreciation / (depreciation)	11,746	183	2,864	14,794
Realization and distributions	—	—	—	—
Acquired assets / Net transfers	(127)	—	94	(33)
Ending AUM	$112,998	$3,976	$30,267	$147,241

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

December 31, 2022 AUM – Our total AUM at December 31, 2022 decreased by $30.7 billion, or 16.7%, to $153.0 billion from $183.7 billion at December 31, 2021, primarily driven by negative market movement and net outflows of $26.5 billion and $2.7 billion, respectively.

Net outflows were driven by $4.0 billion in fixed income strategies, $2.1 billion our U.S. small cap equity strategies, $1.1 billion in our U.S. large cap equity strategies, and $0.2 billion in money market and short-term strategies, partially offset by $1.9 billion in net inflows into our Solutions Platform, $1.7 billion into our alternative investment strategies, and $1.0 billion into our global/non-U.S. equity strategies.

December 31, 2021 AUM – Our total AUM at December 31, 2021 increased by $36.4 billion, or 24.7%, to $183.7 billion from $147.2 billion at December 31, 2020, primarily driven by the combination of net acquired assets and positive market movement of $20.3 billion and $20.6 billion, respectively, partially offset by net outflows of $4.5 billion.

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

December 31, 2020 AUM – Our total AUM at December 31, 2020 was $147.2 billion, a decrease of $4.6 billion, or 3.0%, compared to $151.8 billion at December 31, 2019. The decrease in AUM during 2020 was due to net outflows of $19.4 billion partially offset by $14.8 billion in positive market movement. Short-term money market assets accounted for $3.5 billion, or 2.4% of the total AUM at December 31, 2020.

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

Income Tax Expense – The provision for income taxes includes U.S. federal, state and local taxes, and foreign income taxes payable by certain of our subsidiaries. The effective tax rate is primarily driven by state and local taxes and excess tax benefits on share-based compensation. The portion of the effective income tax rate attributable to state and local income taxes varies from year to year depending on amounts of income apportioned to each jurisdiction, whether we file income tax returns on a unitary or separate return basis and with changes in tax laws.

The following table presents our GAAP results of operations for the years ended December 31, 2022, 2021 and 2020 (in thousands except per share data).

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2022	2021	2020
Revenue
Investment management fees	$664,710	$674,539	$562,036
Fund administration and distribution fees	190,090	215,726	213,315
Total revenue	854,800	890,265	775,351

Expenses
Personnel compensation and benefits	238,198	234,833	197,158
Distribution and other asset-based expenses	161,105	176,385	175,687
General and administrative	52,373	53,722	51,218
Depreciation and amortization	43,201	18,840	16,381
Change in value of consideration payable for acquisition of business	(40,600)	13,800	11,300
Acquisition-related costs	534	16,262	1,108
Restructuring and integration costs	881	2,578	7,786
Total operating expenses	455,692	516,420	460,638
Income from operations	399,108	373,845	314,713

Other income (expense)
Interest income and other income (expense)	(2,463)	6,045	3,703
Interest expense and other financing costs	(43,964)	(24,652)	(37,005)
Loss on debt extinguishment	(2,648)	(4,596)	(2,871)
Total other income (expense), net	(49,075)	(23,203)	(36,173)

Income before income taxes	350,033	350,642	278,540

Income tax expense	(74,522)	(72,253)	(66,018)

Net income	$275,511	$278,389	$212,522

Earnings per share of common stock
Basic	$4.02	$4.10	$3.14
Diluted	$3.81	$3.75	$2.88

Weighted average number of shares outstanding
Basic	68,481	67,976	67,710
Diluted	72,266	74,151	73,719

Dividends declared per share of common stock	$1.00	$0.53	$0.23

Investment Management Fees

2022 compared to 2021 – Investment management fees decreased $9.8 million, or 1.5%, to $664.7 million in 2022 from $674.5 million in 2021 due to decrease in revenue realization due to a shift in asset class and product mix, partially offset by an increase in average AUM. Average AUM was $164.0 billion in 2022 compared to $158.6 billion in 2021.

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

Fund Administration and Distribution Fees

2022 compared to 2021 – Fund administration and distribution fees decreased $25.6 million, or 11.9%, to $190.1 million in 2022 compared to $215.7 million in 2021. The decrease is due primarily to lower mutual fund average net assets.

2021 compared to 2020 – Fund administration and distribution fees were relatively flat, increasing $2.4 million, or 1.1% to $215.7 million in 2021 compared to $213.3 million in 2020. The increase is due to an increase in fund administration fees, partially offset by a decrease in transfer agent fees and a shift in the mix of assets to lower 12b-1 paying share classes.

Personnel Compensation and Benefits

The following table presents the components of GAAP compensation expense for the year ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Salaries, payroll related taxes and employee benefits	$87,819	$87,101	$76,304
Incentive compensation	94,511	108,952	87,412
Sales-based compensation(1)	27,589	19,249	14,158
Equity awards granted to employees and directors(2)	17,816	17,625	18,096
Acquisition and transaction-related compensation	10,463	1,906	1,188
Total personnel compensation and benefits expense	$238,198	$234,833	$197,158

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

2022 compared to 2021 – Personnel compensation and benefits were $238.2 million in 2022, an increase of $3.4 million, or 1.4%, from $234.8 million in 2021 primarily due to an increase in variable costs such as sales-based compensation. Also contributing was an increase in headcount and acquisition and transaction-related compensation as a result of the WestEnd and NEC acquisitions in the fourth quarter of 2021. Partially offsetting the increase was a decrease in incentive compensation as a result of a decline in operating results. Salaries, payroll related taxes and employee benefits were $87.8 million and $87.1 million, respectively, for the years ended December 31, 2022 and 2021. Incentive compensation and equity awards granted to employees and directors were $94.5 million and $17.8 million, respectively, for the year ended December 31, 2022, compared to $109.0 million and $17.6 million, respectively, for the same period in 2021.

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

Distribution and Other Asset‑based Expenses

The following table presents the components of distribution and other asset‑based expenses for the year ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Broker-dealer distribution fees	$22,703	$26,008	$22,936
Platform distribution fees	98,155	108,245	115,614
Sub-administration	16,261	17,129	15,144
Sub-advisory	13,573	14,124	12,174
Middle-office	10,413	10,879	9,820
Total distribution and other asset-based expenses	$161,105	$176,385	$175,688

2022 compared to 2021 – Distribution and other asset‑based expenses are primarily based on AUM. Distribution and other asset-based expenses decreased $15.3 million, or 8.7%, to $161.1 million in 2022 compared to $176.4 million in 2021, primarily due to a change in vehicle mix and our underlying distribution platforms.

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

General and Administrative Expenses

2022 compared to 2021 – General and administrative expenses were $52.4 million in 2022 compared to $53.7 million in 2021. The decrease of $1.3 million, or 2.5%, was primarily due to decreases in technology and professional fees.

2021 compared to 2020 – General and administrative expenses were $53.7 million in 2021 compared to $51.2 million in 2020. The increase of $2.5 million, or 4.9%, was primarily due to increases in technology and professional fees partially offset by a reduction in transition service agreement costs related to the USAA AMCO Acquisition, which ended in the fourth quarter of 2020.

Depreciation and Amortization

2022 compared to 2021 – Depreciation and amortization increased by $24.4 million, 129.3%, to $43.2 million in 2022, from $18.8 million in 2021, primarily due to the increase in amortization expense related to definite lived intangible assets in connection with the WestEnd and NEC acquisitions in the fourth quarter of 2021.

2021 compared to 2020 – Depreciation and amortization increased by $2.5 million, 15.0%, to $18.8 million in 2021, from $16.4 million in 2020, due to the addition of depreciation expense related to the launch of the Company’s direct investor digital platform, which went live in November 2020.

Change in Value of Consideration Payable for Acquisition of Business

2022 compared to 2021 - The change in value of consideration payable for acquisition of business decreased $54.4 million as a result of decreases of $3.6 million and $37.0 million in the fair value of the contingent consideration associated with the USAA AMCO and WestEnd Acquisitions, respectively, for the year ended December 31, 2022 compared to an increase of $13.8 million associated with the USAA AMCO Acquisition for the year ended December 31, 2021. Refer to Note 4, Acquisitions, for further details on the fair value of contingent consideration payable.

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

Acquisition‑Related Costs

2022 compared to 2021 – Acquisition-related costs decreased $15.7 million to $0.5 million for the year ended December 31, 2022 compared to $16.3 million in the prior year. The decrease is primarily due to the NEC and WestEnd acquisitions which closed on November 1, 2021 and December 31, 2021, respectively. The 2021 acquisition-related expenses include various transaction costs such as legal and filing fees and other professional fees as well as an estimated liability for potential one-time payments related to a prior acquisition.

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

Restructuring and Integration Costs

2022 compared to 2021 – Restructuring and integration costs decreased $1.7 million to $0.9 million for the year ended December 31, 2022 compared to $2.6 million in the prior year. The decrease is due to personnel restructuring within the direct to investor business.

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

Interest Income and Other Income (Expense)

2022 compared to 2021 – Interest income and other income (expense) was expense of $2.5 million in 2022 compared to income of $6.0 million in 2021. The decrease was due to decrease in the net unrealized fair value of deferred compensation plan investments in 2022 compared to an increase in dividend income and unrealized gains on deferred compensation plan investments in 2021.

2021 compared to 2020 – Interest income and other income (expense) was income of $6.0 million in 2021, compared to income of $3.7 million in 2020. The increase was due to an increase in dividend income and unrealized gains on deferred compensation plan investments over the comparable period.

Interest Expense and Other Financing Costs

2022 compared to 2021 – Interest expense and other financing costs increased $19.3 million to $44.0 million in 2022 from $24.7 million in 2021. The expense increase is primarily due to an increase in interest expense as a result of a higher debt principal balance resulting from our incremental borrowing in December 2021 to fund the WestEnd Acquisition. Also contributing was a higher average interest rate over the comparable period.

2021 compared to 2020 – Interest expense and other financing costs decreased by $12.4 million, or 33.4%, to $24.7 million in 2021, from $37.0 million in 2020. The expense decrease is primarily due to a decrease in interest expense as a result of a lower debt principal balance and a lower average interest rate over the comparable period.

Loss on Debt Extinguishment

2022 compared to 2021 – Loss on debt extinguishment decreased by $1.9 million to $2.6 million in 2022 compared to $4.6 million in the prior year. The decrease is due to expenses incurred in 2021 related to entering into the Second Amendment to the Credit Agreement.

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

Income Tax Expense

2022 compared to 2021 – Our effective tax rate increased 0.7% from 20.6% in 2021 to 21.3% in 2022. The change in the effective tax rate was primarily due to increased non-deductible expenses. Refer to Note 10, Income Taxes, to the audited financial statements for further details on income taxes.

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

The following table sets forth a reconciliation from GAAP financial measures to non‑GAAP measures for the periods indicated:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Reconciliation of non-GAAP financial measures:
Net income (GAAP)	$275,511	$278,389	$212,522
Income tax expense	(74,522)	(72,253)	(66,018)
Income before income taxes	$350,033	$350,642	$278,540
Interest expense(1)	41,024	24,285	33,724
Depreciation(2)	8,045	6,209	3,551
Other business taxes(3)	2,118	1,657	(2,556)
Amortization of acquisition-related intangible assets(4)	35,160	12,631	12,830
Share-based compensation(5)	10,143	13,110	15,020
Acquisition, restructuring and exit costs(6)	(28,722)	34,546	29,463
Debt issuance costs(7)	5,620	5,589	6,546
Losses from equity method investments(8)	825	331	193
Adjusted EBITDA	$424,246	$449,000	$377,311

	Year Ended December 31,
(in thousands)	2022	2021	2020
Reconciliation of non-GAAP financial measures:
Net income (GAAP)	$275,511	$278,389	$212,522
Adjustments to reflect the operating performance of the Company:
i. Other business taxes(3)	2,118	1,657	(2,556)
ii. Amortization of acquisition-related intangible assets(4)	35,160	12,631	12,830
iii. Share-based compensation(5)	10,143	13,110	15,020
iv. Acquisition, restructuring and exit costs(6)	(28,722)	34,546	29,463
v. Debt issuance costs(7)	5,620	5,589	6,546
Tax effect of above adjustments(9)	(6,080)	(16,883)	(15,326)
Adjusted Net Income	$293,750	$329,039	$258,499
Tax benefit of goodwill and acquired intangibles(10)	$37,490	$28,012	$26,992

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

The following table presents the components of acquisition, restructuring and exit costs for the periods indicated:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Acquisition-related costs	$534	$16,262	$1,108
Change in value of consideration payable for acquisition of business	(40,600)	13,800	11,300
Restructuring and integration costs	881	2,578	7,786
General and administrative	—	—	8,081
Personnel compensation and benefits	10,463	1,906	1,188
Total acquisition, restructuring and exit costs	$(28,722)	$34,546	$29,463

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

The following table presents our liquidity position as of December 31, 2022 and 2021:

	December 31,	December 31,
(in thousands)	2022	2021
Cash and cash equivalents(1)	$38,171	$69,533
Accounts and other receivables(2)	84,473	104,305
Undrawn commitment on revolving credit facility(3)	100,000	100,000
Accounts and other payables(4)	(109,320)	(121,057)

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
(3)
The balance at December 31, 2022 represents the Company’s undrawn $99.9 million revolving credit facility and a $0.1 million standby letter of credit used as collateral for THB’s real estate location. At December 31, 2021, the revolving credit facility had an undrawn balance of $99.9 million and a $0.1 million standby letter of credit used as collateral for THB's real estate location.
(4)
Accounts and other payables consist primarily of various payables related to operations, transaction costs and interest payable on the term loan, as well as accrued compensation and benefits.

December 31, 2021 includes the required principal amortization of 1.00% per annum related to the Company’s term loan.

Excludes $28.0 million and $36.6 million at December 31, 2022 and 2021, respectively, related to the estimated fair value of the contingent consideration that is expected to be paid over the next twelve month period resulting from the USAA AMCO and WestEnd Acquisitions.

2021 Debt Repricing

On February 18, 2021, the Company entered into the Second Amendment (the “Second Amendment”) to the 2019 Credit Agreement with the other loan parties thereto, Barclays Bank PLC, as administrative agent, and the Royal Bank of Canada as fronting bank. Pursuant to the Second Amendment, the Company repriced the existing term loans with replacement term loans in an aggregate principal amount of $755.7 million (the “Repriced Term Loans”). The Repriced Term Loans have substantially the same terms as the previously existing term loans, including the same maturity date of July 2026, except that the Repriced Term Loans provided for a reduced applicable margin on LIBOR of 25 basis points. After the Second Amendment, the applicable margin on LIBOR under the Repriced Term Loans was 2.25%.

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

2022 LIBOR to Term SOFR Rate Transition

On September 23, 2022, the Company entered into the Fourth Amendment (the “Fourth Amendment”) to the 2019 Credit Agreement to change the interest rate on the Repriced Term Loans and 2021 Incremental Term Loans from LIBOR to a rate based on SOFR plus a ten-basis point credit spread adjustment. There was no change to the applicable margin on the referenced rate as a result of the Fourth Amendment.

The LIBOR rate loans outstanding as of the Fourth Amendment’s effective date continued as LIBOR rate loans until the end of their then current interest periods. The 2021 Incremental Term Loans converted into Term SOFR loans on September 30, 2022, while the Repriced Term Loans converted into Term SOFR loans on October 6, 2022. Also on October 6, 2022, the interest periods for the Repriced Term Loans and 2021 Incremental Term Loans were aligned and the three-month Term SOFR rate was elected for all the Company’s term loans.

2020 Swap Transaction

On March 27, 2020, the Company executed a floating-to-fixed interest rate swap transaction (“Swap”) to effectively fix the interest rate at 3.465% on $450 million of its outstanding Term Loan through the Term Loan maturity date of July 2026. Pursuant to the Second Amendment, the Company lowered the spread on the Term Loan by 0.25% resulting in a new fixed rate of 3.215% on the $450 million of Term Loan subject to the Swap. On September 26, 2022, the Company and the Swap counterparty executed an amendment to the Swap (“the Swap Amendment”) to update LIBOR conventions to SOFR conventions and to modify the fixed rate for the change from three-month LIBOR to three-month Term SOFR effective on October 6, 2022. There was no change to the $450 million notional value, the July 1, 2026 expiration date, the quarterly payment frequency or the designated three-month maturity from the Swap Amendment. The interest rate effectively fixed by the Swap on $450 million of the Company’s outstanding term loan debt through July 1, 2026 changed from 3.215% to 3.149% as a result of the Swap Amendment.

At December 31, 2022 and 2021, the $450 million notional value Swap had a fair value of $46.9 million and $7.8 million, respectively, which was included in other assets on the Consolidated Balance Sheets. For the years ended December 31, 2022 and 2021, the Company recognized income, net of tax, of $29.7 million and $13.5 million, respectively, in accumulated other comprehensive income (loss). For the years ended December 31, 2022 and 2021, the Company reclassified income of $3.7 million and a loss of $3.6 million, respectively, from accumulated other comprehensive income (loss) to interest expense and other financing costs on the Consolidated Statements of Operations. Refer to Note 12, Derivatives, for further information on the Swap.

Contingent Consideration

At December 31, 2022 and 2021, the Company had $230.4 million and $309.4 million, respectively, in contingent consideration that is estimated to be payable over the next one and three years resulting from the USAA AMCO and WestEnd Acquisitions. For the years ended December 31, 2022 and 2021, the Company recorded a decrease of $3.6 million and an increase of $13.8 million, respectively, in contingent payment liabilities associated with the USAA AMCO Acquisition. For the year ended December 31, 2022, the Company recorded a decrease of $37.0 million in contingent payment liabilities associated WestEnd Acquisition, which is included in consideration payable for acquisition of business in the Consolidated Balance Sheets.

Advertising and Marketing Costs

In December 2022, the Company entered into a long-term partnership with Spurs Sports & Entertainment and executed naming rights and partnership agreements for the team’s new performance center. The agreements, which end in 2033, grant the Company exclusive naming rights, sponsorship, signage, advertising and other promotional rights and benefits for the new performance center.

Payments made under the agreements are deferred and expensed on a straight-line basis over the term of the arrangement. The related advertising and marketing expense is recorded in general and administrative expense in the Consolidated Statements of Operations. The balance of amounts paid less amortized expense are included in the Consolidated Balance Sheets in other assets when cumulative payments exceed amortized expense and in other liabilities when amortized expense exceeds cumulative payments.

Capital Requirements

VCS is a registered broker‑dealer subject to the Uniform Net Capital requirements under the Exchange Act, which requires maintenance of certain minimum net capital levels. In addition, we have certain non‑U.S. subsidiaries that have minimum capital requirements. As a result, such subsidiaries of our Company may be restricted in their ability to transfer cash to their parents. VCS and our non‑U.S. subsidiaries were in compliance with these requirements as of and for the years ended December 31, 2022, 2021 and 2020.

Cash Flows – The following table is derived from our Consolidated Statements of Cash Flows for the year ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
(in thousands)	2022	2021	2020
Net cash provided by operating activities	$335,211	$376,196	$250,616
Net cash used in investing activities	(6,317)	(556,588)	(12,340)
Net cash (used in) provided by financing activities	(360,186)	227,217	(252,696)

Operating Activities

2022 compared to 2021 – Cash provided by operating activities was $335.2 million in 2022, compared to $376.2 million in 2021. The $41.0 million net decrease in cash provided by operating activities was due to the combination of a $24.0 million decrease in working capital and a $14.2 million decrease in non-cash items.

2021 compared to 2020 – Cash provided by operating activities was $376.2 million in 2021, compared to $250.6 million in 2020. The $125.6 million net increase in cash provided by operating activities was due to the combination of a $65.9 million increase in net income and a $67.2 million net increase in working capital as a result of timing of account payable and accrued expenses. Partially offsetting were adjustments for certain non-cash items totaling $7.5 million.

Investing Activities

2022 compared to 2021 – Cash used in investing activities decreased by $550.3 million to $6.3 million in 2022, from $556.6 million in 2021. The decrease was primarily due to $539.3 million paid in cash in the fourth quarter of 2021 related to the November 1, 2021 and December 31, 2021 closings of the NEC and WestEnd acquisitions, respectively.

2021 compared to 2020 – Cash used in investing activities increased by $544.3 million to $556.6 million in 2021, from $12.3 million in 2020. The increase was primarily due to $539.3 million paid in cash in the fourth quarter of 2021 related to the November 1, 2021 and December 31, 2021 closings of the NEC and WestEnd acquisitions, respectively.

Financing Activities

2022 compared to 2021 – Cash used in financing activities increased $587.4 million to $360.2 million in 2022 compared to cash provided by financing activities of $227.2 million in 2021. The increase was primarily due to term loan prepayments, repurchases of our Common Stock, payment of dividends and payment of taxes related to settlement of equity awards and payment of consideration for acquisition of $149.1 million, $101.2 million, $69.2 million, $31.1 million and $23.8 million, respectively, during 2022.

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

The value of our AUM was approximately $153 billion at December 31, 2022. A 10% increase or decrease in the value of our AUM, if proportionately distributed over all of our strategies, products and client relationships, would cause an annualized increase or decrease in our revenues of approximately $79.6 million at our weighted-average fee rate of 52 basis points for the year ended December 31, 2022. Because of declining fee rates from larger relationships and differences in our fee rates across investment strategies, a change in the composition of our AUM, in particular, an increase in the proportion of our total AUM attributable to strategies, clients or relationships with lower effective fee rates, could have a material negative impact on our overall weighted-average fee rate. The same 10% increase or decrease in the value of our total AUM, if attributed entirely to a proportionate increase or decrease in the AUM of the Victory Funds and USAA Funds, to which we provide a range of services in addition to those provided to institutional separate accounts, would cause an annualized increase or decrease in our revenues of approximately $93.3 million at the Victory Funds’ and USAA Funds’ aggregate weighted-average fee rate of 61 basis points for the year ended December 31, 2022. If the same 10% increase or decrease in the value of our total AUM was attributable entirely to a proportionate increase or decrease in the assets of our institutional separate accounts, it would cause an annualized increase or decrease in our revenues of approximately $49.0 million at the weighted-average fee rate across all of our institutional separate accounts of 32 basis points for the year ended December 31, 2022.

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

Exchange Rate Risk – A portion of the accounts that we advise hold investments that are denominated in currencies other than the U.S. dollar. To the extent our AUM are denominated in currencies other than the U.S. dollar, the value of that AUM will decrease with an increase in the value of the U.S. dollar or increase with a decrease in the value of the U.S. dollar. Each investment team monitors its own exposure to exchange rate risk and makes decisions on how to manage that risk in the portfolios they manage. We believe many of our clients invest in those strategies in order to gain exposure to non‑U.S. currencies, or may implement their own hedging programs. As a result, we generally do not hedge an investment portfolio’s exposure to non‑U.S. currency.

We have not adopted a corporate-level risk management policy to manage this exchange rate risk. Assuming 9% of our AUM are invested in securities denominated in currencies other than the U.S. dollar and excluding the impact of any hedging arrangement, a 10% increase or decrease in the value of the U.S. dollar would decrease or increase the fair value of our AUM by approximately $1.4 billion, which would cause an annualized increase or decrease in revenues of approximately $7.3 million at our weighted-average fee rate for the business of 52 basis points for the year ended December 31, 2022.

We operate in several foreign countries and incur operating expenses associated with these operations. In addition, we have revenue and revenue-sharing arrangements that are denominated in non-U.S. currencies. We do not believe foreign currency fluctuations materially affect our results of operations.

Interest Rate Risk – Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. On March 27, 2020, the Company executed the Swap, a floating-to-fixed interest rate swap transaction, to effectively fix the interest rate at 3.465% on $450 million of its outstanding Term Loan through the Term Loan maturity date of July 2026. On February 18, 2021, pursuant to the Second Amendment, the Company lowered the spread on the Term Loan by 0.25% resulting in a new fixed rate of 3.215% on the $450 million of Term Loan subject to the Swap. On September 26, 2022, the Company and the Swap counterparty executed an amendment to the Swap to update LIBOR conventions to SOFR conventions and to modify the fixed rate for the change from three-month LIBOR to three-month Term SOFR effective on October 6, 2022. There is no change to the $450 million notional value, the July 1, 2026 expiration date, the quarterly payment frequency or the designated three-month maturity from the Swap Amendment. The interest rate effectively fixed by the Swap on $450 million of the Company’s outstanding term loan debt through July 1, 2026 changed from 3.215% to 3.149% as a result of the Swap Amendment. Refer to Note 12, Derivatives, for further information on the Swap. At December 31, 2022, we were exposed to interest rate risk as a result of the unhedged amounts outstanding under the 2019 Credit Agreement, as amended. Refer to Note 11, Debt, for a description of the amounts outstanding as of such date and the applicable interest rate.

Item 8. Financial Information and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Victory Capital Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Victory Capital Holdings, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

We have served as the Company’s auditor since 2013.

/s/ Ernst & Young LLP

Cleveland, Ohio

March 6, 2023

Victory Capital Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except for shares)

	December 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$38,171	$69,533
Investment management fees receivable	68,347	80,634
Fund administration and distribution fees receivable	14,379	17,123
Other receivables	1,747	6,548
Prepaid expenses	8,443	6,654
Investments in proprietary funds, at fair value	466	912
Deferred compensation plan investments, at fair value	26,800	30,812
Property and equipment, net	21,146	25,295
Goodwill	981,805	981,805
Other intangible assets, net	1,314,637	1,349,797
Other assets	64,958	10,633
Total assets	$2,540,899	$2,579,746

Liabilities and stockholders' equity
Accounts payable and accrued expenses	$50,862	$62,102
Accrued compensation and benefits	58,458	53,905
Consideration payable for acquisition of business	230,400	309,380
Deferred compensation plan liability	26,800	30,812
Deferred tax liability, net	108,138	63,120
Other liabilities	15,317	2,576
Long-term debt, net	985,514	1,127,924
Total liabilities	1,475,489	1,649,819

Stockholders' equity
Common stock, $0.01 par value per share: 2022 - 600,000,000 shares authorized, 80,528,137 shares issued and 67,325,534 shares outstanding; 2021 - 600,000,000 shares authorized, 77,242,372 shares issued and 68,662,779 shares outstanding	805	772
Additional paid-in capital	705,466	673,572
Class A treasury stock, at cost: 2022 - 13,202,603 shares; 2021 - 8,579,593 shares	(285,425)	(153,200)
Accumulated other comprehensive income	35,442	5,972
Retained earnings	609,122	402,811
Total stockholders' equity	1,065,410	929,927
Total liabilities and stockholders' equity	$2,540,899	$2,579,746

The accompanying notes are an integral part of the consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except for shares)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2022	2021	2020
Revenue
Investment management fees	$664,710	$674,539	$562,036
Fund administration and distribution fees	190,090	215,726	213,315
Total revenue	854,800	890,265	775,351

Expenses
Personnel compensation and benefits	238,198	234,833	197,158
Distribution and other asset-based expenses	161,105	176,385	175,687
General and administrative	52,373	53,722	51,218
Depreciation and amortization	43,201	18,840	16,381
Change in value of consideration payable for acquisition of business	(40,600)	13,800	11,300
Acquisition-related costs	534	16,262	1,108
Restructuring and integration costs	881	2,578	7,786
Total operating expenses	455,692	516,420	460,638
Income from operations	399,108	373,845	314,713

Other income (expense)
Interest income and other income (expense)	(2,463)	6,045	3,703
Interest expense and other financing costs	(43,964)	(24,652)	(37,005)
Loss on debt extinguishment	(2,648)	(4,596)	(2,871)
Total other income (expense), net	(49,075)	(23,203)	(36,173)

Income before income taxes	350,033	350,642	278,540

Income tax expense	(74,522)	(72,253)	(66,018)

Net income	$275,511	$278,389	$212,522

Earnings per share of common stock
Basic	$4.02	$4.10	$3.14
Diluted	$3.81	$3.75	$2.88

Weighted average number of shares outstanding
Basic	68,481	67,976	67,710
Diluted	72,266	74,151	73,719

Dividends declared per share of common stock	$1.00	$0.53	$0.23

The accompanying notes are an integral part of the consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2022	2021	2020
Net income	$275,511	$278,389	$212,522

Other comprehensive income (loss), net of tax
Net unrealized income (loss) on cash flow hedges	29,719	13,468	(7,573)
Net unrealized income (loss) on foreign currency translation	(249)	(36)	113
Total other comprehensive income (loss), net of tax	29,470	13,432	(7,460)

Comprehensive income	$304,981	$291,821	$205,062

The accompanying notes are an integral part of the consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

(in thousands)

						Accumulated
					Additional	Other	Retained
	Common Stock		Treasury Stock		Paid-In	Comprehensive	Earnings
	Common Stock	Class B	Common Stock	Class B	Capital	Income (Loss)	(Deficit)	Total
Balance, December 31, 2019	$181	$539	$(21,524)	$(31,386)	$624,766	$—	$(34,705)	$537,871
Issuance of common stock	1	—	—	—	134	—	—	135
Conversion of Class B shares to Common Stock	12	(12)	—	—	—	—	—	—
Repurchase of shares	—	—	(26,320)	—	—	—	—	(26,320)
Shares withheld related to net settlement of equity awards	—	—	—	(15,694)	—	—	—	(15,694)
Vesting of restricted share grants	—	11	—	—	(11)	—	—	—
Exercise of options	—	10	—	—	4,617	—	—	4,627
Other comprehensive loss	—	—	—	—	—	(7,460)	—	(7,460)
Share-based compensation	—	—	—	—	18,096	—	—	18,096
Dividends paid	—	—	—	—	—	—	(16,236)	(16,236)
Net income	—	—	—	—	—	—	212,522	212,522
Balance, December 31, 2020	$194	$548	$(47,844)	$(47,080)	$647,602	$(7,460)	$161,581	$707,541
Issuance of common stock	—	—	—	—	254	—	—	254
Conversion of Class B shares to Common Stock	66	(66)	—	—	—	—	—	—
Repurchase of shares	—	—	(26,150)	—	—	—	—	(26,150)
Shares withheld related to net settlement of equity awards	—	—	(1,721)	(30,405)	—	—	—	(32,126)
Vesting of restricted share grants	—	16	—	—	(16)	—	—	—
Exercise of options	1	13	—	—	8,107	—	—	8,121
Elimination of Class B share class	511	(511)	(77,485)	77,485	—	—	—	—
Other comprehensive income	—	—	—	—	—	13,432	—	13,432
Share-based compensation	—	—	—	—	17,625	—	—	17,625
Dividends paid	—	—	—	—	—	—	(37,159)	(37,159)
Net income	—	—	—	—	—	—	278,389	278,389
Balance, December 31, 2021	$772	$—	$(153,200)	$—	$673,572	$5,972	$402,811	$929,927
Issuance of common stock	—	—	—	—	266	—	—	266
Repurchase of shares	—	—	(87,256)	—	—	—	—	(87,256)
Shares withheld related to net settlement of equity awards	—	—	(44,969)	—	—	—	—	(44,969)
Vesting of restricted share grants	8	—	—	—	(8)	—	—	—
Exercise of options	25	—	—	—	13,820	—	—	13,845
Other comprehensive income	—	—	—	—	—	29,470	—	29,470
Share-based compensation	—	—	—	—	17,816	—	—	17,816
Dividends paid	—	—	—	—	—	—	(69,200)	(69,200)
Net income	—	—	—	—	—	—	275,511	275,511
Balance, December 31, 2022	$805	$—	$(285,425)	$—	$705,466	$35,442	$609,122	$1,065,410

The accompanying notes are an integral part of the consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended	Year Ended	Year Ended
	2022	2021	2020
Cash flows from operating activities
Net income	$275,511	$278,389	$212,522
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	35,654	19,488	34,599
Depreciation and amortization	43,201	18,840	16,381
Deferred financing costs and derivative and accretion expense	4,477	3,430	4,468
Share-based and deferred compensation	17,718	26,498	22,519
Change in fair value of contingent consideration obligations	(40,600)	13,800	11,300
Unrealized (appreciation) depreciation on investments	4,650	(3,557)	(1,658)
Noncash lease expense	212	—	—
Loss on equity method investment	825	331	193
Loss on debt extinguishment	2,648	4,596	2,871
Loss on disposal of property and equipment due to restructuring	485	—	263
Changes in operating assets and liabilities:
Investment management fees receivable	12,287	(8,000)	6,364
Fund administration and distribution fees receivable	2,744	(104)	2,342
Other receivables	4,815	(1,624)	(3,075)
Prepaid expenses	(1,789)	(305)	(1,230)
Other assets	(3,342)	402	(11)
Accounts payable and accrued expenses	(10,229)	19,442	(47,255)
Accrued compensation and benefits	4,428	5,148	(7,620)
Deferred compensation plan liability	(3,913)	(633)	(157)
Other liabilities	(871)	55	(2,200)
Payment of consideration for acquisition	(13,700)	—	—
Net cash provided by operating activities	335,211	376,196	250,616

Cash flows from investing activities
Purchases of property and equipment	(5,245)	(12,674)	(8,059)
Purchases of deferred compensation plan investments	(24,082)	(14,375)	(6,777)
Sales of deferred compensation plan investments	23,714	9,662	4,063
Purchases of proprietary funds	(119)	(176)	(551)
Sales of proprietary funds	295	215	507
Purchase of equity method investment	—	—	(1,523)
Acquisition of business, net of cash acquired	(880)	(539,240)	—
Net cash used in investing activities	(6,317)	(556,588)	(12,340)

Cash flows from financing activities
Issuance of common stock	14,111	8,375	4,762
Repurchase of common stock	(101,178)	(31,533)	(29,875)
Payments of taxes related to net share settlement of equity awards	(31,067)	(26,694)	(12,109)
Proceeds from long-term senior debt	—	502,475	—
Payment of debt financing fees	—	(8,747)	—
Repayment and repurchases of long-term senior debt	(149,052)	(142,000)	(162,387)
Payment of dividends	(69,200)	(37,159)	(16,236)
Payment of consideration for acquisition	(23,800)	(37,500)	(36,851)
Net cash (used in) provided by financing activities	(360,186)	227,217	(252,696)

Effect of changes of foreign exchange rate on cash and cash equivalents	(70)	(36)	43

Net (decrease) increase in cash and cash equivalents	(31,362)	46,789	(14,377)
Cash and cash equivalents, beginning of period	69,533	22,744	37,121
Cash and cash equivalents, end of period	$38,171	$69,533	$22,744

Supplemental cash flow information
Cash paid for interest	$31,981	$18,768	$38,687
Cash paid for income taxes	35,725	55,153	37,812

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

On January 17, 2020, the Company entered into the First Amendment to the 2019 Credit Agreement. Pursuant to the First Amendment, the Company refinanced the existing term loans (the “2019 Term Loans”) with replacement term loans (the “2020 Term Loans”) in an aggregate principal amount of $952.0 million. The 2020 Term Loans provided for substantially the same terms as the 2019 Term Loans, including the same maturity date of July 1, 2026, except that the 2020 Term Loans provided for a reduced applicable margin on the London Interbank Offered Rate (“LIBOR”) of 75 basis points. The applicable margin on LIBOR under the 2020 Term Loans was 2.50%, compared to 3.25% under the 2019 Term Loans.

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

On September 23, 2022, the Company entered into the Fourth Amendment (the “Fourth Amendment”) to the 2019 Credit Agreement to change the interest rate on the Repriced Term Loans and 2021 Incremental Term Loans from LIBOR to a rate based on SOFR plus a ten-basis point credit spread adjustment. There was no change to the applicable margin on the referenced rate as a result of the Fourth Amendment.

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

The Company’s involvement with non‑consolidated sponsored investment funds that are considered VIEs include providing investment advisory, fund administration, fund compliance, fund transfer agent, fund distribution services and other management services and/or holding a minority interest. At December 31, 2022 and 2021, the Company's investments in and maximum risk of loss related to unconsolidated sponsored VIE investment funds totaled $25.3 million and $29.6 million, respectively which are included in investments in proprietary funds and deferred compensation plan investments in the Consolidated Balance Sheets. The Company has not provided financial support to these entities outside the ordinary course of business, which includes assuming operating expenses of funds for competitive or contractual reasons through fee waivers and fund expense reimbursements. The Company does not consolidate the sponsored investment funds in which it has an equity investment as it holds a minority interest, does not direct significant activities of these funds and does not have the right to receive benefits nor the obligation to absorb losses that could potentially be significant to these funds.

Upon the completion of the NEC Acquisition on November 1, 2021, VCM became the manager of certain general partner entities associated with the NEC Funds. The Company has no equity investment in these general partner entities, which are non-consolidated VIEs, nor in the NEC Funds and has no share of these general partner entities’ income or losses.

The Company owned a 15% equity interest in Alderwood Partners LLP (“Alderwood”) from September 20, 2020 through July 31, 2022, when the Company retired as a member of Alderwood. The Company analyzed its investment in Alderwood under the voting interest model and determined that it did not have a controlling financial interest. The Company accounted for its Alderwood investment using the equity method of accounting. Refer to Note 13, Equity Method Investment, for additional information on Alderwood.

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

For further information on the Company’s various revenue streams, refer to Note 3, Revenue.

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

The Company periodically reviews each individual security that is in an unrealized loss position to determine if the impairment is other‑than‑temporary. Factors that are considered in determining whether other‑than‑temporary declines in value have occurred include the severity and duration of the unrealized loss and the Company’s ability and intent to hold the security for a length of time sufficient to allow for recovery of such unrealized losses. Impairment charges are recorded in other income (expense) in the Consolidated Statements of Operations. No impairments were recognized as a result of such review in the years ended December 31, 2022, 2021 and 2020.

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

Leases

The Company’s leases consist primarily of real estate leases for office space. The Company determines if an arrangement is a lease at contract inception. A lease liability and a corresponding right-of-use ("ROU") asset are recognized on the commencement date for leases with terms longer than one year. Lease liabilities represent an obligation to make lease payments arising from a lease while ROU assets represent a right to use an underlying asset during the lease term. The lease liability is measured at the present value of the future lease payments over the lease term generally using the Company's incremental borrowing rate, which is determined through market sources. Lease components and non-lease components such as fixed maintenance and other costs are combined into one lease component and capitalized in lease liabilities. Variable lease payments, such as utilities and common area maintenance charges, are excluded from lease liabilities and expensed as incurred. The variable lease payments are determined based on terms in the lease contracts and primarily relate to usage of the ROU asset and services received from the lessor. A ROU asset is measured initially as the value of the lease liability plus initial direct costs and prepaid lease payments and less lease incentives received. The lease term includes periods covered by options to extend the lease when it is reasonably certain that we will exercise that option. Lease expense is recognized on a straight-line basis over the lease term and is recorded in general and administrative expenses on the Consolidated Statements of Operations.

Capitalized Service Contract Implementation Costs

The Company follows the internal-use software guidance in ASC 350-40 to determine for hosting arrangements that are service contracts which implementation costs to capitalize as assets. Costs incurred in the software application development stage such as customization, integration with Company software, coding and configuration are capitalized. Costs incurred in the preliminary project and post-implementation stages are expensed as incurred.

Capitalized service contract implementation costs are expensed over the fixed, noncancelable term of the contract plus any reasonably certain renewal periods. The estimated term of the hosting arrangement is reassessed periodically, and any change is accounted for as a change in accounting estimate, with the remaining deferred costs recognized over the rest of the revised period. Amortization begins when the related component of the arrangement is ready for its intended use, and costs are evaluated for impairment on an annual basis.

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

Provision for credit losses on these receivables is made in amounts required to maintain an adequate allowance to cover anticipated losses. All investment management fees receivable and fund administration and distribution fees receivable were determined to be collectible as of December 31, 2022, 2021 and 2020, and accordingly, no reserve for credit losses and no provision for credit losses were recognized as of and for the years ended December 31, 2022, 2021 and 2020.

Other Receivables

Other receivables primarily include income and other taxes receivable and were determined to be collectible as of December 31, 2022, 2021 and 2020.

Advertising and Marketing Costs

In December 2022, the Company entered into a long-term partnership with Spurs Sports & Entertainment and executed naming rights and partnership agreements for the team’s new performance center. The agreements, which end in 2033, grant the Company exclusive naming rights, sponsorship, signage, advertising and other promotional rights and benefits for the new performance center.

Payments made under the agreements are deferred and expensed on a straight-line basis over the term of the arrangement. The related advertising and marketing expense is recorded in general and administrative expense in the Consolidated Statements of Operations. The balance of amounts paid less amortized expense are included in the Consolidated Balance Sheets in other assets when cumulative payments exceed amortized expense and in other liabilities when amortized expense exceeds cumulative payments.

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

Debt Modification

Gains and losses on debt modifications that are considered extinguishments are recognized in current earnings. Debt modifications that are not considered extinguishments are accounted for prospectively through yield adjustments, based on the revised terms. Legal fees and other costs incurred with third parties that are directly related to debt modifications are expensed as incurred and generally are included in general and administrative expense in the Consolidated Statements of Operations. The Company expensed $0.4 million and $0.9 million in costs related to debt modifications in 2021 and 2020, respectively ($0 in 2022). The analysis as to whether a modification of debt is an extinguishment or modification is performed on a creditor‑by‑creditor basis. Refer to Note 11, Debt, for further information on debt refinancings and modifications.

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

Foreign Currency Transactions

The financial statements of the Company’s subsidiaries which operate outside of the United States (U.S.) are measured using the local currency as the functional currency. Adjustments to translate those statements into U.S. dollars are recorded in other comprehensive income (loss), which were immaterial in amount at December 31, 2022, 2021 and 2020.

Transactions denominated in currencies other than the functional currency are recorded using the exchange rate on the date of the transaction. Exchange differences arising on the settlement of financial assets and liabilities are recorded in other income (expense) in the Consolidated Statements of Operations. Foreign exchange gains and losses for the years ended December 31, 2022, 2021 and 2020 were immaterial.

Income Taxes

Income taxes are accounted for using the assets and liability method as required by ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax liabilities are generally attributable to indefinite‑lived intangible assets, share-based compensation expense, goodwill, depreciation, debt issuance costs and mark-to-market gains on the Swap. Deferred tax assets are generally attributable to definite‑lived intangible assets, deferred compensation and acquisition-related costs. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company assesses whether a valuation allowance should be established against its deferred income tax assets based on consideration of all available evidence, both positive and negative, using a more-likely-than-not standard. The assessment considers, among other matters, recent operating results, forecasts of future profitability, the duration of statutory carry back and carry forward periods and the Company's experience with tax attributes expiring unused. Changes in circumstances could cause the Company to revalue its deferred tax balances with the resulting change impacting the Consolidated Statements of Operations in the period of the change.

The Company records income tax liabilities pursuant to ASC 740, Income Taxes, which prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de‑recognition, classification of interest and penalties, accounting in interim periods, disclosure and transition. For tax positions meeting a more‑likely‑than‑not threshold, the amount recognized in the financial statements is the largest amount of benefit greater than 50% likely of being sustained. The more‑likely‑than‑not threshold must continue to be met in each reporting period to support continued recognition of the benefit. The Company's accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as income taxes.

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

Compensatory Payment Arrangements

In connection with business combinations, the Company evaluates whether any portion of the transaction consideration is in exchange for elements other than the acquired business and should be accounted for as a separate transaction apart from the business combination. If based on the substance of the contingent payment arrangement, the Company determines that the payments are compensation for post-acquisition employee services, the Company considers this a compensatory payment arrangement and no liability is recorded for the payments on the acquisition date. The related expense, which is the total amount of compensation management estimates will be paid, is accrued on a straight-line basis over the estimated service period, which is the time period when management determines that it is probable that the performance conditions will be achieved. At each reporting date, cumulative expense recognized under the compensatory payment arrangement will be at least equal to the cumulative dollar amount actually paid out and currently payable under the terms of the related purchase agreement. If there is a significant change in the estimated service period and/or estimated total compensation amount, management generally adjusts the amount of expense recorded on a prospective basis. Expense recognized under compensatory payment arrangements is recorded in personnel compensation and benefits in the Consolidated Statements of Operations and the related liability is included in accrued compensation and benefits in the Consolidated Balance Sheets.

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

The adoption of the New Lease Standard resulted in the recognition of $18.7 million of operating lease ROU assets and the corresponding operating lease liabilities on the Consolidated Balance Sheets and the reclassification of $1.7 million of deferred rent liabilities relating to these leases, reducing operating lease ROU assets. The consolidated balance sheet prior to January 1, 2022 was not restated and continues to be reported under the Legacy ASC Topic 840, which did not require the recognition of operating lease ROU assets and liabilities. The expense recognition for operating leases and finance leases under the New Lease Standard is consistent with the Legacy ASC Topic 840. As a result, there is no significant impact to our results of operations, liquidity or debt covenant compliance under our current credit agreements.

The following table presents the impact of adopting the New Lease Standard on our consolidated balance sheet.

(in millions)	Balance at December 31, 2021	New Lease Standard	Balance at January 1, 2022
Total assets	2,580	17	2,597
Total liabilities	1,650	17	1,667
Total liabilities and stockholders' equity	2,580	17	2,597

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

Recently Issued Accounting Standards

•
Expected Credit Losses: In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 creates a new model for determining current expected credit losses (“CECL”) on trade and other receivables, net investments in leases, contract assets and long-term receivables. The CECL impairment model requires companies to consider the risk of loss even if it is remote and to include forecasts of future economic conditions as well as information about past events and current conditions. The effective date for calendar-year public business entities was January 1, 2020. As an emerging growth company (“EGC”), the Company adopted ASU 2016-13 on January 1, 2023. The adoption did not have a significant impact on its consolidated financial statements.

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

NOTE 3. Revenue

In accordance with revenue recognition standard requirements, the following table disaggregates our revenue by type and product:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Investment management fees
Mutual funds (Victory/USAA Funds)	$465,031	$536,902	$455,715
ETFs (VictoryShares)	20,603	16,517	11,604
Separate accounts and other vehicles	180,476	125,417	99,125
Performance-based fees
Mutual funds (USAA Funds)	(812)	(5,839)	(4,771)
Separate accounts and other vehicles	(588)	1,542	363
Total investment management fees	$664,710	$674,539	$562,036

Fund administration and distribution fees
Administration fees
Mutual funds (Victory/USAA Funds)	$104,764	$120,414	$112,279
ETFs (VictoryShares)	2,800	1,887	1,460
Distribution fees
Mutual funds (Victory/USAA Funds)	24,971	28,939	25,599
Transfer agent fees
Mutual funds (USAA Funds)	57,555	64,486	73,977
Total fund administration and distribution fees	$190,090	$215,726	$213,315

Total revenue	$854,800	$890,265	$775,351

The following table presents balances of receivables:

(in thousands)	December 31, 2022	December 31, 2021
Customer receivables
Mutual funds (Victory/USAA Funds)	$53,835	$65,304
ETFs (VictoryShares)	2,239	1,934
Separate accounts and other vehicles	26,652	30,519
Receivables from contracts with customers	82,726	97,757
Non-customer receivables	1,747	6,548
Total receivables	$84,473	$104,305

Investment management fees receivable	$68,347	$80,634
Fund administration and distribution fees receivable	14,379	17,123
Other receivables	1,747	6,548
Total receivables	$84,473	$104,305

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

NOTE 4. ACQUISITION

USAA AMCO Acquisition

On July 1, 2019, the Company completed the USAA AMCO Acquisition. The USAA AMCO Acquisition expanded and diversified the Company’s investment platform, particularly in the fixed income and solutions asset classes, and increased the Company’s size and scale. Additional products added to the investments platform include target date and target risk strategies, managed volatility mutual funds, active fixed income ETFs, sub-advised and multi-manager equity funds. The acquisition also added to the Company’s lineup of asset allocation portfolios and smart beta equity ETFs and provided the Company the rights to offer products and services using the USAA brand and the opportunity to offer its products to USAA members through a direct investor channel.

Contingent Consideration

Under the terms of the purchase agreement for the USAA AMCO Acquisition, a maximum of $150.0 million ($37.5 million per year) in contingent payments is payable to sellers based on the annual revenue of USAA Adviser attributable to all “non-managed money”-related AUM in each of the first four annual earn out periods following the closing. To receive any contingent payment in respect of “non-managed money”-related assets for a given year, annual revenue from “non-managed money”-related assets must be at least 80% of the revenue run-rate (as calculated under the purchase agreement) of the USAA Adviser’s “non-managed money”-related assets under management as of the acquisition closing date, and to achieve the maximum contingent payment for a given year, such annual revenue must total at least 100% of that acquisition date revenue run-rate.

The estimated fair value for contingent consideration payable to sellers is estimated using the real options method. Revenue related to “non-managed money” assets is simulated in a risk-neutral framework to calculate expected probability-weighted earn out payments, which are then discounted from the expected payment dates at the relevant cost of debt. Significant assumptions and inputs include the “non-managed money” revenue projected annual growth rate, the market price of risk, which adjusts the projected revenue growth rate to a risk-neutral expected growth rate, revenue volatility and discount rate. The market price of risk and revenue volatility are based on data for comparable companies. As the contingent consideration represents a subordinate, unsecured claim of the Company, the Company assesses a discount rate which incorporates adjustments for credit risk and the subordination of the contingent consideration

The fair value of contingent consideration payable to sellers was estimated at $27.7 million and $68.8 million at December 31, 2022 and 2021, respectively, and $98.8 million as of the acquisition date. The Company recorded a decrease in the liability of $3.6 million in 2022 and an increase in the liability of $13.8 million and $11.3 million in 2021 and 2020, respectively, in change in value of consideration payable for acquisition of business in the Consolidated Statements of Operations.

As of December 31, 2022, the Company has paid a total of $112.5 million (the $37.5 million maximum payment for each of the first three earn out periods) in contingent consideration to sellers.

Significant inputs to the valuation of contingent consideration payable to sellers as of December 31, 2022 and 2021 and the acquisition date are as follows and are approximate values:

			July 1, 2019
	December 31, 2022	December 31, 2021	Acquisition Date
Non-managed money revenue 4 year average annual growth rate	0%	6%	8%
Market price of risk	6%	6%	4%
Revenue volatility	17%	17%	20%
Discount rate	8%	3%	7%
Years remaining in earn out period	0.9	1.9	4.3
Undiscounted estimated remaining earn out payments $ millions	$30 - $37.5	$72 - $75	$119 - $150

USAA Acquired Companies

Revenue of the USAA Acquired Companies for the six months ended June 30, 2020, was as follows:

Unaudited
Six Months Ended
(in millions)	June 30, 2020
Revenue	$221.3

Net income attributable to the USAA Acquired Companies for the first six months of 2020 is impractical to determine as the Company does not prepare discrete financial information at that level.

THB Acquisition

On March 1, 2021, the Company completed the acquisition of certain assets of THB, including without limitation, (i) certain investment advisory and business contracts, (ii) certain books and records, (iii) the investment performance track record, and (iv) all business intellectual property and proprietary software. In addition, the

Company hired the THB investment team and acquired THB AUM of $547 million. THB manages responsible investment portfolios in the micro-cap, small-cap and mid-cap asset classes, including U.S., global and international strategies.

Because substantially all of the fair value of the acquired assets was concentrated in a single identifiable asset, the transaction was accounted for as an asset acquisition. Estimated acquisition costs of $0.6 million were allocated to a definite-lived customer relationship intangible asset.

NEC Acquisition

On November 1, 2021, VCM completed the acquisition of 100% of the equity interests in NEC. Founded in 2004 and based in Hanover, New Hampshire, NEC is an alternative asset management firm focused on debt and equity investments in clean energy infrastructure projects and companies through private closed-end funds (the “NEC Funds”).

The NEC Acquisition purchase price was $63.1 million, which included $62.8 million in cash paid at closing, net of cash acquired, and $0.3 million of net working capital adjustments paid to sellers in March 2022. Consideration paid at closing was funded with balance sheet cash and proceeds from borrowings under the Company’s revolving line of credit. All borrowings under the revolving line of credit were repaid prior to December 31, 2021.

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

The Company determined that substantially all of the contingent payments payable per the NEC purchase agreement represent compensation for post-closing services. Accordingly, these contingent payments were excluded from the purchase price for the NEC Acquisition and a liability for these contingent payments was not recorded on the acquisition date. The Company recognizes compensation expense over the estimated service period on a straight-line basis in an amount equal to the total contingent payments currently forecasted to be paid. As of December 31, 2022 and 2021, the Company had recorded $8.1 million and $1.1 million, respectively, in NEC contingent payment compensation expense, which is included in personnel compensation and benefits in the Consolidated Statements of Operations. A liability for the corresponding amount is recorded in accrued compensation and benefits in the Consolidated Balance Sheets.

The NEC Acquisition purchase price of $62.8 million was allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date. The Company used an independent valuation specialist to assist with the determination of fair value for certain of the acquired assets and assumed liabilities disclosed below. The carried interests in the existing NEC Funds were not acquired in the transaction. No adjustments were made to the purchase price allocation during the one year measurement period following the closing date.

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

The following table presents the amounts of the assets acquired and liabilities assumed as of the acquisition date, net of cash acquired:

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

WestEnd Acquisition

On and effective December 31, 2021, the Company completed the acquisition of 100% of the equity interests of WestEnd Advisors, LLC (“WestEnd Acquisition”). Founded in 2004, and headquartered in Charlotte, North Carolina, WestEnd is an ETF strategist advisor that provides financial advisors with a turnkey, core model allocation strategy for either a holistic solution or complementary source of alpha. The firm offers four primary ETF strategies and one large cap core strategy in Separately Managed Account (SMA) structures.

The aggregate purchase price for the WestEnd Acquisition was $716.1 million, net of cash acquired, which includes (i) $475.8 million in cash paid at closing (the “WestEnd Closing”) net of cash acquired, (ii) the acquisition date value of contingent payments due to sellers of $239.7 million and iii) $0.6 million paid in cash to sellers in April 2022 for net working capital adjustments. The contingent earn-out payments are based on net revenue of the WestEnd business during each of the first four years following the WestEnd Closing, subject to certain “catch-up” provisions over a five and one half year period following the WestEnd Closing. A maximum of $320.0 million ($80.0 million per year) in earn-out payments may be paid.

In connection with the closing of the WestEnd Acquisition, the Company entered into the Third Amendment to the 2019 Credit Agreement and obtained incremental term loans in an aggregate principal amount of $505.0 million to fund the acquisition and pay fees and expenses related to the transaction. Please refer to Note 11, Debt, for more information on the 2021 Incremental Term Loans.

A total of $2.9 million of the cash paid at closing was placed in escrow. In April 2022, the $0.5 million of escrow funds reserved for purchase price adjustments was released to sellers. As of December 31, 2022, the remaining $2.4 million of escrow funds remained available to compensate the Company for eligible claims under the purchase agreement’s indemnification provisions.

The purchase price of $716.1 million was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of the WestEnd Acquisition. The Company used an independent valuation specialist to assist with the determination of fair value for certain of the acquired assets and assumed liabilities disclosed below. No adjustments were made to the purchase price allocation during the one year measurement period following the closing date.

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

A maximum of $320.0 million ($80.0 million per year) is payable to sellers in contingent payments. The estimated fair value of contingent consideration payable to sellers was $207.7 million at December 31, 2022 and $239.7 million as of the acquisition date. Significant inputs to the valuation of contingent consideration payable to sellers as of December 31, 2022 and 2021 are as follows and are approximate values:

		December 31, 2021
	December 31, 2022	Acquisition Date
Net revenue 5 year average annual growth rate	28%	38%
Market price of risk adjustment for revenue (continuous)	11%	11%
Revenue volatility	20%	21%
Discount rate	8%	4%
Years remaining in earn out period	4.8	5.8
Undiscounted estimated remaining earn out payments $ millions	$247 - $320	$277 - $320

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

Costs related to acquisitions were expensed in 2022, 2021 and 2020 and are included in acquisition‑related costs in the Consolidated Statements of Operations.

	Acquisition-related costs
(in thousands)	2022	2021	2020
USAA AMCO	$-	$5,534	$426
NEC	112	2,605	-
WestEnd	139	8,102	-
Other	283	21	682
Total acquisition-related costs	$534	$16,262	$1,108

Restructuring and Integration Costs

In connection with business combinations, asset purchases and changes in business strategy, the Company incurs costs integrating investment platforms, products and personnel into existing systems, processes and service provider arrangements and restructuring the business to capture operating expense synergies.

The following table presents a rollforward of restructuring and integration liabilities, which as of December 31, 2022, 2021 and 2020 were included in accounts payable and accrued expenses on the Consolidated Balance Sheets.

(in millions)	2022	2021	2020
Liability balance, beginning of period	$0.3	$1.0	$3.0
Severance expense
USAA AMCO Acquisition	—	1.4	1.2
Other	0.3	0.4	—
Contract termination expense	0.5	—	0.1
Integration costs
USAA AMCO Acquisition	—	0.5	6.5
Other	0.1	0.3	—
Restructuring and integration costs	0.9	2.6	7.8
Settlement of liabilities	(0.9)	(3.3)	(9.8)
Liability balance, end of period	$0.3	$0.3	$1.0

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

The following table presents assets and liabilities measured at fair value on a recurring basis:

	As of December 31, 2022
(in thousands)	Total	Level 1	Level 2	Level 3
Financial Assets
Money market fund	$24,575	$24,575	$—	$—
Investments in proprietary funds	466	466	—	—
Deferred compensation plan investments	26,800	26,800	—	—
Interest rate swap	46,931	—	46,931	—
Total financial assets	$98,772	$51,841	$46,931	$—
Financial Liabilities
Contingent consideration arrangements	$(230,400)	$—	$—	$(230,400)
Total financial liabilities	$(230,400)	$—	$—	$(230,400)

	As of December 31, 2021
(in thousands)	Total	Level 1	Level 2	Level 3
Financial Assets
Investments in proprietary funds	$912	$912	$—	$—
Deferred compensation plan investments	30,812	30,812	—	—
Interest rate swap	7,774	—	7,774	—
Total financial assets	$39,498	$31,724	$7,774	$—
Financial Liabilities
Contingent consideration arrangements(1)	$(308,500)	$—	$—	$(308,500)
Total financial liabilities	$(308,500)	$—	$—	$(308,500)

(1) Contingent consideration arrangement liabilities of $308.5 million plus $0.3 million and $0.6 million of consideration payable to sellers for net working capital adjustments for the NEC and WestEnd acquisitions, respectively, equal $309.4 million in consideration payable for acquisition of business in the Consolidated Balance Sheets as of December 31, 2021.

Level 1 assets consist of money market funds and open-end mutual funds. The fair values for these assets are determined utilizing quoted market prices for identical assets.

The interest rate swap (the “Swap”) asset represents amounts receivable under a floating-to-fixed interest rate swap transaction entered into by the Company on March 27, 2020. The fair value of the Swap is included in the Consolidated Balance Sheets in other assets at December 31, 2022 and 2021. Pricing was determined based on a third party, model-derived valuation in which all significant inputs are observable in active markets (Level 2). Refer to Note 12, Derivatives, for further detail on the Swap.

Contingent consideration arrangements include the USAA AMCO and WestEnd earn-out payment liabilities at December 31, 2022 and 2021. Contingent consideration arrangements are included in consideration payable for acquisition of business in the Consolidated Balance Sheets.

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

For both contingent consideration arrangements, an increase in the market price of risk, discount rate and revenue volatility results in a lower fair value for the earn-out payment liability, while an increase in the projected growth rate for revenue results in a higher fair value for the earn-out payment liability. Refer to Note 4, Acquisitions, for further details related to the valuation of contingent consideration payable related to the USAA AMCO Acquisition and WestEnd Acquisition.

Changes in the fair value of contingent consideration arrangement liabilities, realized or unrealized, are recorded in earnings and are included in change in value of consideration payable for acquisition of business in the Consolidated Statements of Operations.

The following table presents the balance of the contingent consideration arrangement liabilities at December 31, 2022, 2021 and 2020, respectively.

(in thousands)	Contingent Consideration Liabilities
Balance, December 31, 2020	$92,500
USAA AMCO second annual earn-out payment	(37,500)
USAA AMCO change in fair value measurement	13,800
WestEnd acquisition date contingent consideration liabilityUSAA AMCO change in fair value measurement	239,700
Balance, December 31, 2021	$308,500
USAA AMCO third annual earn-out payment	(37,500)
USAA AMCO change in fair value measurement	(3,600)
WestEnd change in fair value measurement	(37,000)
Balance, December 31, 2022	$230,400

There were no transfers between any of the Level 1, 2 and 3 categories in the fair value measurement hierarchy for the years ended December 31, 2022 and 2021. The Company recognizes transfers at the end of the reporting period.

The net carrying value of accounts receivable and accounts payable approximates fair value due to the short‑term nature of these assets and liabilities. The fair value of our long-term debt at December 31, 2022 is considered to be its carrying value as the interest rate on the bank debt is variable and approximates current market rates. As a result, Level 2 inputs are utilized to determine the fair value of our long‑term debt.

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

We also receive investment management fees from the Victory Collective Funds, the NEC Funds and other pooled investment vehicles under VCM’s advisory contracts with these funds. In addition, VCTA receives fees for transfer agency services under contracts with the USAA Funds and sub-transfer agency services under contracts with the Victory Funds for member class shares.

Director fees payable by the Company in cash and contributions made under the Director Deferred Compensation Plan for non-employee members of our Board of Directors are included in general and administrative expense in the Consolidated Statements of Operations.

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

(in thousands)	2022	2021
Related party assets
Cash and cash equivalents	$24,575	$—
Receivables (investment management fees)	44,218	53,256
Receivables (fund administration and distribution fees)	14,379	17,123
Prepaid expenses	1,097	304
Investments (investments in proprietary funds, fair value)	466	912
Investments (deferred compensation plan investments, fair value)	24,852	28,643
Total	$109,587	$100,238

Related party liabilities
Accounts payable and accrued expenses (fund reimbursements)	$5,838	$6,695

	Year ended December 31,
(in thousands)	2022	2021	2020
Related party revenue
Investment management fees	$510,900	$566,775	$471,153
Fund administration and distribution fees	190,090	215,726	213,315
Total	$700,990	$782,501	$684,468

Related party expense
General and administrative	$415	$521	$702

Related party other income (expense)
Interest income (expense) and other income (expense)	$(2,199)	$5,470	$2,337

NOTE 7. Investments

As of December 31, 2022 and 2021, the Company had investments in proprietary funds and deferred compensation plan investments. Investments in proprietary funds consist entirely of seed capital investments in certain Victory Funds and USAA Funds. Deferred compensation plan investments are held under deferred compensation plans and include Victory Funds, USAA Funds and third party mutual funds.

Unrealized and realized gains and losses on investments in proprietary funds and deferred compensation plan investments are recorded in earnings as interest income and other income (expense).

Investments in Proprietary Funds

The following table presents a summary of the cost and fair value of investments in proprietary funds:

		Gross Unrealized		Fair
(in thousands)	Cost	Gains	(Losses)	Value
As of December 31, 2022	$551	$29	$(114)	$466
As of December 31, 2021	769	169	(26)	912

The following table presents proceeds from sales of investments in proprietary funds and realized gains and losses recognized during the years ended December 31, 2022, 2021 and 2020:

	Sale	Realized
(in thousands)	Proceeds	Gains	(Losses)
For the year ending December 31, 2022	$295	$—	$(42)
For the year ending December 31, 2021	215	50	—
For the year ending December 31, 2020	507	31	(13)

Deferred Compensation Plan Investments

The following table presents a summary of the cost and fair value of deferred compensation plan investments:

		Gross Unrealized		Fair
(in thousands)	Cost	Gains	(Losses)	Value
As of December 31, 2022	$27,801	$529	$(1,530)	$26,800
As of December 31, 2021	27,174	4,266	(628)	30,812

The following table presents proceeds from sales of deferred compensation plan investments and realized gains and losses recognized during the years ended December 31, 2022, 2021 and 2020:

	Sale	Realized
	Proceeds	Gains	(Losses)
For the year ending December 31, 2022	$23,714	$2,225	$(1,966)
For the year ending December 31, 2021	9,662	1,315	(59)
For the year ending December 31, 2020	4,063	$130	$(309)

NOTE 8. Property and Equipment

The following table presents property and equipment as of December 31, 2022 and 2021:

	As of December 31,
(in thousands)	2022	2021
Equipment, purchased software and implementation costs	$33,925	$31,503
Leasehold improvements	4,380	4,488
Furniture and fixtures	3,036	3,072
Total	41,341	39,063
Accumulated depreciation and amortization	(20,195)	(13,768)
Total property and equipment, net	$21,146	$25,295

Depreciation and amortization expense for property and equipment was $8.0 million, $6.2 million and $3.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.

NOTE 9. Goodwill and Other Intangible Assets

The following table presents changes in the goodwill balance from December 31, 2021 to December 31, 2022:

	As of December 31,
(in thousands)	2022	2021
Balance, beginning of period	$981,805	$404,750
Goodwill recorded in NEC acquisition	—	41,032
Goodwill recorded in WestEnd acquisition	—	536,023
Balance, end of period	$981,805	$981,805

There were no impairments to goodwill recognized during the years ended December 31, 2022, 2021 or 2020.

Identifiable Intangible Assets

The following table presents a summary of definite‑lived intangible assets by type:

		Fund		Intellectual
	Customer	Advisory	Trade	Property/
(in thousands)	Relationships	Contracts	Names	Other	Totals
Gross book value - December 31, 2021	$310,286	$12,068	$42,332	$7,547	$372,233
Accumulated amortization	(123,752)	(3,176)	(24,921)	(7,287)	(159,136)
Net book value - December 31, 2021	$186,534	$8,892	$17,411	$260	$213,097
Weighted average useful life (yrs)	9.4	1.8	1.8	5.0	6.2
Gross book value - December 31, 2022	$310,286	$12,068	$42,332	$7,547	$372,233
Accumulated amortization	(143,530)	(8,443)	(34,866)	(7,457)	(194,296)
Net book value - December 31, 2022	$166,756	$3,625	$7,466	$90	$177,937
Weighted average useful life (yrs)	8.4	0.7	0.8	1.2	5.1

Amortization expense for definite‑lived intangible assets for the years ended December 31, 2022, 2021 and 2020 was $35.2 million, $12.6 million and $12.8 million, respectively, and is recorded in depreciation and amortization within the Consolidated Statements of Operations. There were no impairments to definite-lived intangible assets recognized in 2022, 2021 or 2020.

The following table presents estimated amortization expense for definite‑lived intangible assets for each of the five succeeding years and thereafter:

2023	$28,687
2024	20,174
2025	20,012
2026	20,012
2027	19,623
Thereafter	69,429
Total	$177,937

The following table presents a summary of indefinite‑lived intangible assets by type:

	Fund Advisory, Transfer
	Agent and Distribution	Trade
(in thousands)	Contracts	Names	Totals
December 31, 2020 balance	$1,113,000	$23,700	$1,136,700
Additions or transfers	—	—	—
December 31, 2021 balance	$1,113,000	$23,700	$1,136,700
Additions or transfers	—	—	—
December 31, 2022 balance	$1,113,000	$23,700	$1,136,700

There were no impairments to indefinite-lived intangible assets recognized in 2022, 2021 or 2020.

NOTE 10. Income Taxes

The following table presents the provision for income taxes for the years ended December 31, 2022, 2021 and 2020:

(in thousands)	2022	2021	2020
Current tax expense (benefit):
Federal	$30,723	$42,845	$24,048
State	8,055	9,929	7,263
Foreign	90	(9)	108
Total current tax expense	38,868	52,765	31,419
Deferred tax expense (benefit):
Federal	29,263	15,716	27,793
State	6,654	3,742	6,860
Foreign	(263)	30	(54)
Total deferred tax expense	35,654	19,488	34,599
Income tax expense	$74,522	$72,253	$66,018

As of December 31, 2022, 2021 and 2020, the Company had no liability for unrecognized tax benefits. During 2020, the Company recognized all of the $2.6 million of unrecognized tax benefits established in prior years as a result of settlements with state taxing authorities.

The effective tax rate for the years ended December 31, 2022, 2021 and 2020 differs from the United States federal statutory rate primarily as a result of state and local income taxes and excess tax benefits on share-based compensation.

The following table presents the tax rates for the years ended December 31, 2022, 2021 and 2020.

	2022	2021	2020
Federal income tax at U.S. statutory rate	21.0%	21.0%	21.0%
State income tax rate, net of federal tax benefit	3.3%	3.2%	3.8%
Excess tax benefits on share-based compensation	(3.4)%	(3.4)%	(1.4)%
Foreign taxes and other	0.4%	(0.2)%	0.3%
Income tax expense	21.3%	20.6%	23.7%

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax reporting purposes.

In assessing the realization of deferred tax assets, management considers the reversal of deferred tax liabilities as well as projections of future taxable income during the periods in which temporary differences are expected to reverse. Based on the consideration of these facts, the Company believes it is more likely than not that all of its gross deferred tax assets will be realized in the future, and as a result has not recorded a valuation allowance on these amounts as of December 31, 2022 and 2021.

(in thousands)	2022	2021
Deferred tax assets:
Definite-lived intangibles	$20,990	$21,373
Share-based compensation expense	6,234	7,988
Acquisition-related costs	4,504	5,110
Deferred compensation	7,276	7,909
Restructuring expenses	1,337	1,431
Contingent consideration arrangements	337	383
Goodwill	—	11,443
Unrealized loss on deferred compensation investments	240	—
R&E expenditures	1,220	—
Other	442	54
Total deferred tax assets	42,580	55,691
Deferred tax liabilities:
Indefinite-lived intangibles	126,398	106,230
Goodwill	6,045	—
Debt issuance costs	3,026	4,087
Depreciation	3,695	5,444
OCI - Swap liability and cumulative translation adjustment	11,317	1,878
Prepaid expenses	237	271
Unrealized gain on deferred compensation investments	—	901
Total deferred tax liabilities	150,718	118,811
Net deferred tax liability	$(108,138)	$(63,120)

As of December 31, 2022 and 2021, the Company had no net operating loss carryforwards.

In the normal course of business, the Company is subject to examination by federal and certain state and local tax regulators. As of December 31, 2022, U.S. federal income tax returns for 2019, 2020 and 2021 are open and therefore subject to examination. State and local income tax returns filed are generally subject to examination from 2018 to 2021.

We have analyzed our tax positions for all open years and have concluded that no additional provision for income tax is required in the consolidated financial statements. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

NOTE 11. Debt

2019 Credit Agreement

On July 1, 2019, concurrent with the USAA AMCO Acquisition, the Company entered into the 2019 Credit Agreement, repaid all indebtedness outstanding under the prior credit agreement (the “2018 Credit Agreement”), and terminated the 2018 Credit Agreement.

The 2019 Credit Agreement was entered into among Victory, as borrower, the lenders from time to time party thereto and Barclays Bank PLC, as administrative agent and collateral agent, pursuant to which the Company obtained a seven-year term loan in an aggregate principal amount of $1.1 billion (the “2019 Term Loans”) and established a five-year revolving credit facility (which was unfunded as of the closing date) with aggregate commitments of $100.0 million (with a $10.0 million sub-limit for the issuance of letters of credit). Amounts outstanding under the 2019 Credit Agreement accrued interest at an annual rate equal to, at the option of the Company, either LIBOR (adjusted for reserves) plus a margin of 3.25% or an alternate base rate plus a margin of 2.25%.

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

As of December 31, 2022, there were no outstanding borrowings under the revolving credit facility and the Company was in compliance with its financial performance covenant.

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

2021 Debt Repricing (Second Amendment)

On February 18, 2021, the Company entered into the Second Amendment (the “Second Amendment”) to the 2019 Credit Agreement with the other loan parties thereto, Barclays Bank PLC, as administrative agent, and the Royal Bank of Canada as fronting bank. Pursuant to the Second Amendment, the Company repriced the 2020 Term Loans with replacement term loans in an aggregate principal amount of $755.7 million (the “Repriced Term Loans”). The Repriced Term Loans provide for substantially the same terms as the 2020 Term Loans, including the same maturity date of July 2026, except that the Repriced Term Loans provide for a reduced applicable margin on LIBOR of 25 basis points. The applicable margin on LIBOR under the Repriced Term Loans was 2.25%, compared to 2.50% under the 2020 Term Loans. The Company incurred costs of $0.4 million related to the Second Amendment, which were recorded in general and administrative expense in the Consolidated Statements of Operations.

2021 Incremental Term Loans (Third Amendment)

On December 31, 2021, the Company entered into the Third Amendment (the “Third Amendment”) to the 2019 Credit Agreement with the guarantors party thereto, Barclays Bank PLC, as administrative agent, and the lenders party thereto from time to time. Pursuant to the Third Amendment, the Company obtained incremental term loans (the “2021 Incremental Term Loans”) in an aggregate principal amount of $505.0 million and used the proceeds to fund the acquisition (the “WestEnd Acquisition”) of 100% of the equity interest of WestEnd Advisors, LLC (“WestEnd”) and to pay fees and expenses incurred in connection therewith. The 2021 Incremental Term Loans will mature in December 2028 and, until the Fourth Amendment to the 2019 Credit Agreement, accrued interest at an annual rate equal to, at the option of the Company, either LIBOR (adjusted for reserves and subject to a 50 basis point floor) plus a margin of 2.25% or an alternate base rate plus a margin of 1.25%.

Original issue discount was $2.5 million for the 2021 Incremental Term Loans. The Company incurred a total of $9.1 million of other third party costs related to the 2021 Incremental Term Loans, which were recorded as term loan debt issuance costs.

2022 LIBOR to Term SOFR Rate Transition (Fourth Amendment)

On September 23, 2022, the Company entered into the Fourth Amendment (the “Fourth Amendment”) to the 2019 Credit Agreement to change the interest rate on its debt from LIBOR to a rate based on the secured overnight financing rate (“SOFR”) plus a ten-basis point credit spread adjustment. There was no change to the applicable margin on the referenced rate as a result of the Fourth Amendment.

The LIBOR rate loans outstanding as of the Fourth Amendment’s effective date continued as LIBOR rate loans until the end of their then current interest periods. The 2021 Incremental Term Loans converted into Term SOFR loans on September 30, 2022, while the Repriced Term Loans converted into Term SOFR loans on October 6, 2022. Also on October 6, 2022, the interest periods for the Repriced Term Loans and 2021 Incremental Term Loans were aligned and the three-month Term SOFR rate was elected for all the Company’s term loans.

The following table presents the components of long-term debt in the Consolidated Balance Sheets at December 31, 2022 and 2021.

			Effective
(in thousands)	2022	2021	Interest Rate
Term Loans
Due July 2026, 2.38% interest rate	$—	$646,239	2.77%
Due July 2026, 5.96% interest rate	630,680	—	6.36%
Due December 2028, 2.75% interest rate	—	505,000	3.09%
Due December 2028, 5.96% interest rate	371,028	—	6.29%
Term loan principal outstanding	1,001,708	1,151,239
Unamortized debt issuance costs	(11,299)	(16,436)
Unamortized debt discount	(4,895)	(6,879)
Long-term debt	$985,514	$1,127,924

Debt issuance costs related to the 2019 Credit Agreement totaled $48.7 million at December 31, 2022 and 2021 and are reflected net of accumulated amortization and loss on debt extinguishment of $37.4 million and $32.3 million, respectively. Debt issuance costs of $3.7 million at December 31, 2022 and 2021 related to the revolving credit facility are included in other assets in the Consolidated Balance Sheets and are reflected net of accumulated amortization and loss on debt extinguishment of $3.0 million and $2.5 million as of December 31, 2022 and 2021, respectively. Debt discount related to the Term Loans totaled $23.3 million at December 31, 2022 and 2021 and is reflected net of accumulated amortization and loss on debt extinguishment of $18.4 million and $16.4 million, respectively.

In 2022, repayments of outstanding term loan principal and open market term loan debt repurchases and retirements totaled $149.5 million. The Company recognized a $2.6 million loss on debt extinguishment in 2022 due to the repayments and repurchases of term loan principal, which consisted of the write-off of $2.4 million and $0.7 million of unamortized debt issuance costs and debt discount, respectively, net of a $0.5 million gain on repurchases.

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

The following table presents the components of interest expense and other financing costs on the Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020.

(in thousands)	2022	2021	2020
Interest expense	$42,715	$17,250	$30,941
Amortization of debt issuance costs	3,207	2,332	2,984
Amortization of debt discount	1,270	1,098	1,485
Interest rate swap (income) expense	(3,684)	3,602	1,042
Other	456	370	553
Total	$43,964	$24,652	$37,005

NOTE 12. Derivatives

Interest Rate Swap

On March 27, 2020, the Company entered into the Swap to manage interest rate risk associated with a portion of its floating-rate long-term debt. The Company does not purchase or hold any derivative instruments for trading or speculative purposes. Under the terms of the original Swap agreement, the Company paid interest at a fixed rate of interest on a quarterly basis and received interest at the three-month LIBOR rate in effect for that quarter.

On September 26, 2022, the Company and the Swap counterparty executed an amendment to the Swap to update LIBOR conventions to SOFR conventions and to modify the fixed rate for the change from three-month LIBOR to three-month Term SOFR effective on October 6, 2022. There was no change to the $450 million notional value, the July 1, 2026 expiration date, the quarterly payment frequency or the designated three-month maturity from the Swap Amendment. The interest rate effectively fixed by the Swap on $450 million of the Company’s outstanding term loan debt through July 1, 2026 changed from 3.215% to 3.149% as a result of the amendment to the Swap.

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

The Swap is designated as a cash flow hedge. Accordingly, the Swap is measured at fair value with mark-to-market gains or losses deferred and included in AOCI(L), net of tax, to the extent the hedge is determined to be effective. Gains or losses from the Swap are reclassified to interest expense in the same period during which the hedged transaction affects earnings. The amount receivable from the Swap counterparty at December 31, 2022 of $3.0 million is recorded in other assets on the Consolidated Balance Sheets. The amount payable to the Swap counterparty at December 31, 2021 of $0.9 million is recorded in other liabilities on the Consolidated Balance Sheets.

The following tables summarize the classification of the Swap in our consolidated financial statements (in thousands):

Balance Sheets	Description	December 31, 2022	December 31, 2021
Other assets	Fair value of interest rate swap	$46,931	$7,774
	Notional amount	450,000	450,000

		Twelve Months Ended
		December 31,
Statements of Operations	Description	2022	2021	2020
Interest income (expense) and other financing costs	Income (loss) reclassified from AOCI(L)	$3,684	$(3,602)	$(1,042)

		Twelve Months Ended
		December 31,
Statements of Comprehensive Income	Description	2022	2021	2020
Other comprehensive income (loss)	Income (loss) recognized in AOCI(L), net of tax	$29,719	$13,468	$(7,573)

NOTE 13. Equity Method Investment

In September 2020, the Company acquired, through a wholly owned subsidiary, a 15% interest voting share and income share in Alderwood and made a capital contribution to Alderwood of $1.5 million in cash. The Company also committed to contribute additional capital of $4.5 million to Alderwood and $50.0 million to a private fund to be launched by Alderwood, subject to certain terms and conditions. Alderwood’s operating entity, Alderwood Capital, was a London-based investment advisory firm focused on taking minority stakes in specialist boutique asset management businesses.

In January 2022, the Company signed an amendment to the Alderwood members’ agreement (“Alderwood Amendment”) and made an additional $1.5 million capital contribution to Alderwood. The Alderwood Amendment reduced the Company’s commitment to contribute additional capital to Alderwood from $4.5 million to $3.0 million.

In July 2022, Alderwood decided to wind down its business and operations, including the business and operations of its private fund. On July 31, 2022, the Company’s wholly owned subsidiary retired as a member of Alderwood thereby terminating the Company’s commitment to contribute an additional $3.0 million in capital to Alderwood and $50.0 million in capital to Alderwood’s private fund. Alderwood returned the $1.5 million in capital contributed to Alderwood pursuant to the Alderwood Amendment, and the Company recognized a loss on disposal of its investment in Alderwood of $0.8 million.

Given the level of ownership interest in Alderwood, an English limited liability partnership, and the fact that Alderwood maintained specific ownership accounts for investors, the Company accounted for its investment in Alderwood using the equity method of accounting.

For the years ended December 31, 2022, 2021 and 2020, losses from equity method investments recorded in interest income and other income (expense) in the Consolidated Statements of Operations were $0.8 million, $0.3 million and $0.2 million, respectively. Equity method investments are included in other assets in the Consolidated Balance Sheets. At December 31, 2022, the Company no longer held an equity investment in Alderwood ($1.1 million as of December 31, 2021).

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

Each share of Class B common stock issued and outstanding or held as treasury stock immediately prior to the Effective Date was converted into Common Stock on a one-for-one basis. As a result, the Company currently has one class of common stock entitling the holder to one vote per share. No shares of preferred stock were issued as of December 31, 2022.

Share Rollforward

The following tables present the changes in the number of shares of common stock issued and repurchased (in thousands):

	Shares of Common Stock		Shares of Treasury Stock
	Common Stock	Class B	Common Stock	Class B
Balance, December 31, 2019	18,100	53,937	(1,685)	(2,656)
Issuance of common stock	8	—	—	—
Conversion of Class B shares to Common Stock	1,281	(1,281)	—	—
Repurchase of shares	—	—	(1,498)	—
Vesting of restricted share grants	—	1,105	—	—
Exercise of options	—	1,006	—	—
Shares withheld related to net settlement of equity awards		—	—	(775)
Balance, December 31, 2020	19,389	54,767	(3,183)	(3,431)
Issuance of shares	7	—	—	—
Conversion of Class B shares to Common Stock	6,632	(6,632)	—	—
Repurchase of shares	—	—	(886)	—
Vesting of restricted share grants	4	1,604	—	—
Exercise of options	91	1,380	—	—
Shares withheld related to net settlement of equity awards	—	—	(49)	(1,031)
Elimination of Class B share class	51,119	(51,119)	(4,462)	4,462
Balance, December 31, 2021	77,242	—	(8,580)	—
Issuance of shares	11	—	—	—
Repurchase of shares	—	—	(3,034)	—
Vesting of restricted share grants	844	—	—	—
Exercise of options	2,431	—	—	—
Shares withheld related to net settlement of equity awards	—	—	(1,589)	—
Balance, December 31, 2022	80,528	—	(13,203)	—

Shares Repurchased and Withheld

Share Repurchase Program

Six share repurchase programs were authorized from 2018 to 2021, each for $15.0 million of the Company’s Common Stock, that were completed in September 2019, June 2020, October 2020, May 2021, January 2022 and May 2022.

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

In 2022, the Company repurchased 3.0 million shares of Common Stock at a total cost of $87.3 million for an average price of $28.76 per share. In 2021, 0.9 million shares of Common Stock were repurchased under programs authorized by the Company’s Board of Directors at a total cost of $26.2 million for an average price of $29.53 per share, and in 2020, the Company repurchased 1.5 million shares of Common Stock at a total cost of $26.3 million for an average price of $17.57 per share.

As of December 31, 2022, a total of $28.8 million was available for future repurchases under the 2022 Share Repurchase Program, and a cumulative total of 7.1 million shares of Common Stock had been repurchased under programs authorized by the Company’s Board of Directors at a total cost of $161.3 million for an average price of $22.70 per share.

Shares Withheld for net settlement of employee equity awards

In 2022, the Company net settled 1.6 million shares of Common Stock for $45.0 million to satisfy $31.2 million in employee tax obligations and $13.8 million in employee stock option exercise prices. In 2021 and 2020, 1.1 million and 0.8 million shares were net settled for $32.1 million and $15.7 million to satisfy $27.0 million and $12.2 million of employee tax obligations and $5.1 million and $3.5 million of employee stock option exercise prices, respectively.

Dividend Payments

Dividends paid or payable for the year ended December 31, 2022 totaled $69.2 million and included quarterly dividends of $68.3 million and cash bonuses and distributions related to dividends previously declared upon vesting of restricted stock and stock option awards of $0.9 million.

Dividends paid or payable for the years ended December 31, 2021 and 2020 totaled $37.2 million and $16.2 million and included quarterly dividends of $36.1 million and $15.6 million and cash bonuses and distributions related to dividends previously declared upon vesting of restricted stock and stock option awards of $1.1 million and $0.6 million, respectively.

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

A total of 3,372,484 of Common Stock is available for issuance under the 2018 Plan, as determined by the Compensation Committee of the Company’s board of directors. Shares underlying awards that are settled in cash, expire or are canceled, forfeited or otherwise terminated without delivery to a participant will again be available for issuance under the 2018 Plan. In addition, shares withheld or surrendered in connection with the payment of an exercise price of an award or to satisfy tax withholding will again be available for issuance under the 2018 Plan. As of December 31, 2022, 1,077,591 shares of Common Stock remained available for issuance under the 2018 Plan.

The Compensation Committee of the Company’s board of directors approves the terms and conditions for offerings under the ESPP Plan. A total of 350,388 shares of Common Stock was available for issuance under the ESPP Plan. As of December 31, 2022, 316,905 shares of Common Stock remained available for issuance under the ESPP Plan.

Under the Company’s approved offerings under the ESPP Plan, shares of Common Stock are available for purchase at three month calendar intervals at a 5 percent discount from the market price on the purchase date, which is the last day of each calendar quarter during the six month offering period. Amounts purchased by an individual cannot exceed $25,000 worth of stock in any given calendar year. The ESPP Plan is a non-compensatory plan and includes no option features other than employees may change their contributions or withdraw from the plan once during each six month offering period during a specified time approved by the Company. All U.S.-based employees are eligible to participate in the ESPP.

Grant Activity

In 2022, the company issued grants for 655,542 restricted shares of Common Stock under the 2018 Plan. The 2022 grants included grants for 41,587 restricted shares of Common Stock that were fully vested on the grant date, grants for 3,108 restricted shares of Common Stock that vest over 33 months, 449,113 restricted shares of Common Stock that vest over two years, 158,051 restricted shares of Common Stock that vest over three years, and 3,683 restricted shares that vest based on performance conditions. No stock option awards were issued in 2022.

In 2021, the Company issued grants for 270,824 restricted shares of Common Stock under the 2018 Plan. The 2021 grants included grants for 34,770 restricted shares of Common Stock that were fully vested on the grant date, grants for 227,019 restricted shares of Common Stock that vest over three years and 9,035 restricted shares of Common Stock that vest over two years. No stock option awards were issued in 2021.

In 2020, the Company issued grants for 795,487 restricted shares of Common Stock under the 2018 Plan, which included grants for 42,848 restricted shares of Common Stock that were fully vested on the grant date, grants for 338,202 restricted shares of Common Stock that vest over three years and 414,437 restricted shares of Common Stock that vest over thirty months. No stock option awards were issued in 2020.

The following tables presents activity during the years ended December 31, 2022, 2021, and 2020 related to stock option awards and restricted stock awards.

	Shares Subject to Stock Option Awards
	Year to Date Ended December 31,
	2022			2021			2020
	Avg wtd	Avg wtd		Avg wtd	Avg wtd		Avg wtd	Avg wtd
	grant-date	exercise		grant-date	exercise		grant-date	exercise
	fair value	price	Units	fair value	price	Units	fair value	price	Units
Outstanding at beginning of period	$3.94	$6.71	5,315,210	$3.91	$6.50	6,865,101	$3.83	$6.27	7,880,167
Forfeited	6.46	14.15	(451)	5.29	10.73	(79,271)	5.87	12.42	(8,949)
Exercised	3.51	5.70	(2,430,579)	3.72	5.52	(1,470,620)	3.27	4.60	(1,006,117)
Outstanding at end of the period	$4.31	$7.57	2,884,180	$3.94	$6.71	5,315,210	$3.91	$6.50	6,865,101
Vested	$4.27	$7.46	2,707,632	$3.88	$6.53	5,072,585	$3.78	$6.10	6,259,420
Unvested	4.85	9.24	176,548	5.28	10.60	242,625	5.31	10.69	605,681

Total intrinsic value of stock options exercised in 2022, 2021, and 2020 was $54.9 million, $39.5 million, and $16.3 million, respectively.

	Restricted Stock Awards
	For Year Ended December 31,
	2022		2021		2020
	Avg wtd		Avg wtd		Avg wtd
	fair value	Units	fair value	Units	fair value	Units
Unvested at beginning of period	$17.75	1,352,839	$14.99	2,827,008	$14.29	3,215,619
Granted	31.01	655,542	27.29	270,824	16.70	795,487
Vested	17.50	(844,205)	14.62	(1,607,973)	14.39	(1,104,710)
Forfeited	28.79	(10,661)	16.51	(137,020)	15.89	(79,388)
Unvested at end of period	$25.38	1,153,515	$17.75	1,352,839	$14.99	2,827,008

Share‑based compensation expense for equity awards is measured at the grant date, based on the estimated fair value of the award, and recognized over the requisite employee service period. Stock option awards have a ten year contractual life.

The Company uses the Common Stock closing price on the grant date as the grant date fair value of restricted share awards. For stock option awards, the grant date fair value of stock option awards is computed using Black‑Scholes option pricing framework.

Share-based Compensation Expense

The Company recorded $17.8 million, $17.6 million and $18.1 million of share-based compensation expense related to the 2018 Plan and 2013 Plan in 2022, 2021 and 2020, respectively. Share-based compensation expense is recorded in personnel compensation and benefits in the Consolidated Statements of Operations. The related tax benefits were $4.3 million for 2022 and 2021 and $4.5 million for 2020.

As of December 31, 2022, the Company expects to recognize total share-based compensation expense of $16.4 million over a weighted average period of 1.3 years. The total fair value of restricted share awards vested during the years ended December 31, 2022, 2021, and 2020 was $24.2 million, $45.2 million, and $20.8 million respectively. The aggregate intrinsic value of stock options currently exercisable at December 31, 2022, 2021 and 2020 was $52.4 million, $152.0 million and $117.1 million, respectively.

NOTE 16. LEASES

The Company determines if a contract is a lease at inception. We have leases primarily for office facilities and information technology equipment. All of our leases are classified as operating leases.

Supplemental balance sheet information related to the Company’s operating leases as of December 31, 2022 is as follows:

(in thousands)	December 31, 2022
Operating lease ROU assets(1)	$13,396
Current portion of operating lease liabilities(2)	5,056
Noncurrent portion of operating lease liabilities(2)	10,227
Total operating lease liabilities	$15,283

(1)
ROU assets are recorded in other assets on the Consolidated Balance Sheets.
(2)
Current portion and noncurrent portion of operating lease liabilities are recorded in other liabilities on the Consolidated Balance Sheets.

December 31, 2022
Weighted-average remaining lease term	4.4 years
Weighted-average discount rate	4.6%

The components of lease expense and other lease information for the year ended December 31, 2022 are as follows:

Year Ended
(in thousands)	December 31, 2022
Operating lease cost	$5,235
Short-term lease cost	84
Variable lease cost	1,798
Gross lease cost	$7,117
Sub-lease income	(787)
Net lease cost	$6,330

Other lease information
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows for operating leases	$5,023

Our leases have remaining lease terms of 1 year to 10 years. These leases generally contain renewal options for periods ranging from two to five years. Because the Company is not reasonably certain to exercise these renewal options, the options are not considered in determining the lease term and associated potential option payments are excluded from lease payments. Expenses associated with operating leases are recorded in general and administrative expenses on the Consolidated Statement of Operations. Variable lease costs, such as utilities and common area maintenance charges, are excluded from lease liabilities and expensed as incurred. The variable lease costs are determined based on terms in the lease contracts and primarily relate to usage of the ROU asset and services received from the lessor.

(in thousands)	Operating Leases
2023	$5,591
2024	4,112
2025	2,415
2026	1,623
2027	1,069
Thereafter	1,966
Total undiscounted lease payments	16,776
Less: imputed interest	1,493
Total lease liabilities	$15,283

NOTE 17. Employee Benefit Plans

The Company maintains a defined contribution 401(k) Plan (the “401(k) Plan”), covering substantially all employees who have met the eligibility requirements. The 401(k) Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 and the Economic Growth and Tax Relief Reconciliation Act of 2001. In 2022, 2021 and 2020 the Company recognized expense of $4.8 million, $4.0 million and $4.7 million in employer matched contributions, respectively.

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

The following table presents the components of deferred compensation plan-related expense related to the Employee DC Plan.

(in thousands)	2022	2021	2020
Employee contributions	$1,872	$2,231	$1,293
Employer contributions	936	975	819
Change in value of deferred compensation plan liability	(2,907)	5,527	2,155
Total	$(99)	$8,733	$4,267

Expense related to the Director DC plan was de minimis for the years ended December 31, 2022, 2021 and 2020.

NOTE 18. Earnings Per Share

The following table sets forth the computation of basic earnings per share and diluted earnings per share for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
(in thousands, except per share amounts)	2022	2021	2020
Net income	$275,511	$278,389	$212,522
Shares:
Basic weighted average common shares outstanding	68,481	67,976	67,710
Assumed conversion of dilutive instruments	3,785	6,175	6,009
Diluted weighted average common shares outstanding	72,266	74,151	73,719
Earnings per share
Basic:	$4.02	$4.10	$3.14
Diluted:	$3.81	$3.75	$2.88

For the years ended December 31, 2022, 2021, and 2020, the number of outstanding instruments excluded from the above computations of weighted average shares for diluted earnings per share because the effects would be anti‑dilutive was de minimis. Holders of non‑vested share‑based compensation awards do not have rights to receive nonforfeitable dividends on the shares covered by the awards.

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

At December 31, 2022, VCS had net capital under the Rule 15c3‑1 of $0.4 million, which was $0.2 million in excess of its minimum required net capital of $0.2 million. At December 31, 2021, VCS had net capital under the Rule 15c3‑1 of $2.2 million, which was $2.0 million in excess of its minimum required net capital of $0.2 million. The Company's ratio of aggregate indebtedness to net capital at December 31, 2022 and 2021 was 8.25 to 1 and 1.27 to 1, respectively.

Capital requirements may limit the amount of cash available for dividend from VCS to the parent company. VCS's cash and cash equivalents are generally not available for corporate purposes.

NOTE 20. Accumulated Other Comprehensive INCOME (Loss)

The following table presents changes in accumulated other comprehensive income (loss) by component for the years ending December 31, 2022, 2021, and 2020.

		Cumulative
	Cash Flow	Translation
(in thousands)	Hedges (1)	Adjustment	Total
Balance, December 31, 2019	$—	$—	$—
Other comprehensive (loss) income before reclassification and tax	(11,047)	151	(10,896)
Tax impact	2,685	(38)	2,647
Reclassification adjustments, before tax	1,042	—	1,042
Tax impact	(253)	—	(253)
Net current period other comprehensive (loss) income	(7,573)	113	(7,460)
Balance, December 31, 2020	(7,573)	113	(7,460)
Other comprehensive income (loss) before reclassification and tax	14,177	(49)	14,128
Tax impact	(3,438)	13	(3,425)
Reclassification adjustments, before tax	3,602	—	3,602
Tax impact	(873)	—	(873)
Net current period other comprehensive income (loss)	13,468	(36)	13,432
Balance, December 31, 2021	5,895	77	5,972
Other comprehensive (loss) income before reclassification and tax	42,842	(331)	42,511
Tax impact	(10,327)	82	(10,245)
Reclassification adjustments, before tax	(3,684)	—	(3,684)
Tax impact	888	—	888
Net current period other comprehensive income (loss)	29,719	(249)	29,470
Balance, December 31, 2022	$35,614	$(172)	$35,442
(1)
Reclassifications out of AOCI(L) related to cash flow hedges are recorded in interest expense and other financing costs

NOTE 21. Subsequent Events

On February 9, 2023, our Board of Directors declared a quarterly cash dividend of $0.32 per share on Victory common stock. The dividend is payable on March 27, 2023, to stockholders of record on March 10, 2023.

On January 26, 2023, the Board of Directors (the “Board”) of the Company voted to add Vice Admiral Mary Jackson to the Board as a Class II Director. Vice Admiral Jackson has over three decades of service in the United States Navy and currently serves on public and private company boards. Vice Admiral Jackson does not have any family relationships with any of the Company’s other officers or directors and does not have any direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K. Vice Admiral Jackson will receive standard directors fees.

In February 2023, the remaining $2.4 million of WestEnd Acquisition escrow funds were released to sellers.

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

Based on the evaluation of the effectiveness of the disclosure controls and procedures by our management as of December 31, 2022, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 using the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting is effective as of December 31, 2022 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2023 annual meeting of shareholders.

Item 11. Executive Compensation.

The information required by this Item is set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2023 annual meeting of shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this Item is set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2023 annual meeting of shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2023 annual meeting of shareholders.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2023 annual meeting of shareholders.

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

10.38*	Fourth Amendment to the 2019 Credit Agreement dated as of September 23, 2022.

21.1*	List of Subsidiaries

23.1*	Consent of Ernst & Young LLP

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

101*

The following information formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Audited Consolidated Balance Sheets as of December 31, 2022 and 2021, (ii) Audited Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020, (iii) Audited Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020, (iv) Audited Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020, (v) Audited Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2022, 2021 and 2020 and (vi) Notes to the Audited Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

** Furnished herewith

+ This exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of March, 2023.

VICTORY CAPITAL HOLDINGS, INC.

By:	/s/ DAVID C. BROWN
Name:	David C. Brown
Title:	Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID C. BROWN David C. Brown	Chief Executive Officer and Chairman (Principal Executive Officer)	March 6, 2023

/s/ MICHAEL D. POLICARPO Michael D. Policarpo	President, Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer and Principal Accounting Officer)	March 6, 2023

/s/ MILTON R. BERLINSKI Milton R. Berlinski	Director	March 6, 2023

/s/ ROBERT DELANEY Robert Delaney	Director	March 6, 2023

/s/ LAWRENCE DAVANZO Lawrence Davanzo	Director	March 6, 2023

/s/ RICHARD M. DEMARTINI Richard M. DeMartini	Director	March 6, 2023

/s/ JAMES B. HAWKES James B. Hawkes	Director	March 6, 2023

/s/ ROBERT J. HURST Robert J. Hurst	Director	March 6, 2023

/s/ KARIN HIRTLER‑GARVEY Karin Hirtler‑Garvey	Director	March 6, 2023

/s/ MARY JACKSON Mary Jackson	Director	March 6, 2023

/s/ ALAN H. RAPPAPORT Alan H. Rappaport	Director	March 6, 2023