Form 10-Q
period 2023-03-31
Victory Capital Holdings, Inc.
filed 2023-05-08
CIK 1570827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

The number of outstanding shares of the registrant’s Common Stock, par value $0.01 per share as of April 30, 2023 was 66,889,483.

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

Forward‑looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Although we believe the expectations reflected in the forward‑looking statements are reasonable, we can give no assurance that these expectations will prove to have been correct. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. Actual events, results and outcomes may differ materially from our expectations due to a variety of known and unknown risks, uncertainties and other factors. Although it is not possible to identify all of these risks and factors, they include, among others, the following; reductions in assets under management (“AUM”) based on investment performance, client withdrawals, difficult market conditions and other factors such as a pandemic; the nature of our contracts and investment advisory agreements; our ability to maintain historical returns and sustain our historical growth; our dependence on third parties to market our strategies and provide products or services for the operation of our business; our ability to retain key investment professionals or members of our senior management team; our reliance on the technology systems supporting our operations; our ability to successfully acquire and integrate new companies; the concentration of our investments in long only small‑ and mid‑cap equity and U.S. clients; risks and uncertainties associated with non‑U.S. investments; our efforts to establish and develop new teams and strategies; the ability of our investment teams to identify appropriate investment opportunities; our ability to limit employee misconduct; our ability to meet the guidelines set by our clients; our exposure to potential litigation (including administrative or tax proceedings) or regulatory actions; our ability to implement effective information and cyber security policies, procedures and capabilities; our substantial indebtedness; the potential impairment of our goodwill and intangible assets; disruption to the operations of third parties whose functions are integral to our exchange traded fund (“ETF”) platform; our determination that we are not required to register as an “investment company” under the 1940 Act; the fluctuation of our expenses; our ability to respond to recent trends in the investment management industry; the level of regulation on investment management firms and our ability to respond to regulatory developments; the competitiveness of the investment management industry; the level of control over us retained by Crestview Partners II GP, L.P. (“Crestview GP”); our status as an emerging growth company; and other risks and factors included, but not limited to, those listed under the caption “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2023, which is accessible on the SEC’s website at www.sec.gov.

In light of these risks, uncertainties and other factors, the forward‑looking statements contained in this report might not prove to be accurate. All forward‑looking statements speak only as of the date made and we undertake no obligation to update or revise publicly any forward‑looking statements, whether as a result of new information, future events or otherwise.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except shares data)

	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$38,335	$38,171
Receivables	85,368	84,473
Prepaid expenses	11,561	8,443
Investments, at fair value	28,869	27,266
Property and equipment, net	19,646	21,146
Goodwill	981,805	981,805
Other intangible assets, net	1,304,927	1,314,637
Other assets	57,752	64,958
Total assets	$2,528,263	$2,540,899

Liabilities and stockholders' equity
Accounts payable and accrued expenses	$58,823	$50,862
Accrued compensation and benefits	42,975	58,458
Consideration payable for acquisition of business	237,800	230,400
Deferred tax liability, net	111,217	108,138
Other liabilities	42,454	42,117
Long-term debt, net	986,440	985,514
Total liabilities	1,479,709	1,475,489

Stockholders' equity
Common stock, $0.01 par value per share: 2023 - 600,000,000 shares authorized, 81,505,612 shares issued and 66,880,947 shares outstanding; 2022 - 600,000,000 shares authorized, 80,528,137 shares issued and 67,325,534 shares outstanding;	815	805
Additional paid-in capital	711,478	705,466
Treasury stock, at cost: 2023 - 14,624,665 shares; 2022 - 13,202,603 shares	(329,984)	(285,425)
Accumulated other comprehensive income	30,374	35,442
Retained earnings	635,871	609,122
Total stockholders' equity	1,048,554	1,065,410
Total liabilities and stockholders' equity	$2,528,263	$2,540,899

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Revenue
Investment management fees	$156,836	$179,465
Fund administration and distribution fees	44,484	50,554
Total revenue	201,320	230,019

Expenses
Personnel compensation and benefits	57,602	64,901
Distribution and other asset-based expenses	37,654	43,584
General and administrative	12,388	12,762
Depreciation and amortization	11,680	10,607
Change in value of consideration payable for acquisition of business	7,400	(3,500)
Acquisition-related costs	2	117
Restructuring and integration costs	29	9
Total operating expenses	126,755	128,480

Income from operations	74,565	101,539

Other income (expense)
Interest income and other income (expense)	1,544	(207)
Interest expense and other financing costs	(14,239)	(9,233)
Loss on debt extinguishment	—	(1,555)
Total other income (expense), net	(12,695)	(10,995)

Income before income taxes	61,870	90,544

Income tax expense	(12,597)	(19,271)

Net income	$49,273	$71,273

Earnings per share of common stock
Basic	$0.73	$1.04
Diluted	$0.71	$0.97

Weighted average number of shares outstanding
Basic	67,288	68,747
Diluted	69,727	73,652

Dividends declared per share of common stock	$0.32	$0.25

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2023	2022
Net income	$49,273	$71,273

Other comprehensive income (loss), net of tax
Net unrealized income (loss) on cash flow hedges	(5,088)	16,276
Net unrealized income (loss) on foreign currency translation	20	(77)
Total other comprehensive income (loss), net of tax	(5,068)	16,199

Comprehensive income	$44,205	$87,472

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In thousands)

				Accumulated
			Additional	Other
	Common	Treasury	Paid-In	Comprehensive	Retained
	Stock	Stock	Capital	Income	Earnings	Total
Balance, December 31, 2022	$805	$(285,425)	$705,466	$35,442	$609,122	$1,065,410
Issuance of common stock	—	—	60	—	—	60
Repurchase of shares	—	(32,903)	—	—	—	(32,903)
Shares withheld related to net settlement of equity awards	—	(11,656)	—	—	—	(11,656)
Vesting of restricted share grants	7	—	(7)	—	—	—
Exercise of options	3	—	1,707	—	—	1,710
Other comprehensive loss	—	—	—	(5,068)	—	(5,068)
Share-based compensation	—	—	4,252	—	—	4,252
Dividends paid	—	—	—	—	(22,524)	(22,524)
Net income	—	—	—	—	49,273	49,273
Balance, March 31, 2023	$815	$(329,984)	$711,478	$30,374	$635,871	$1,048,554

				Accumulated
			Additional	Other
	Common	Treasury	Paid-In	Comprehensive	Retained
	Stock	Stock	Capital	Income	Earnings	Total
Balance, December 31, 2021	$772	$(153,200)	$673,572	$5,972	$402,811	$929,927
Issuance of common stock	—	—	69	—	—	69
Repurchase of shares	—	(9,437)	—	—	—	(9,437)
Shares withheld related to net settlement of equity awards	—	(9,317)	—	—	—	(9,317)
Vesting of restricted share grants	5	—	(5)	—	—	—
Exercise of options	2	—	1,231	—	—	1,233
Other comprehensive income	—	—	—	16,199	—	16,199
Share-based compensation	—	—	3,945	—	—	3,945
Dividends paid	—	—	—	—	(17,618)	(17,618)
Net income	—	—	—	—	71,273	71,273
Balance, March 31, 2022	$779	$(171,954)	$678,812	$22,171	$456,466	$986,274

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net income	$49,273	$71,273
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	4,696	7,894
Depreciation and amortization	11,680	10,607
Deferred financing costs and derivative and accretion expense	1,047	1,171
Stock-based and deferred compensation	5,904	4,792
Change in fair value of contingent consideration obligations	7,400	(3,500)
Unrealized (appreciation) depreciation on investments	(629)	452
Noncash lease expense	(91)	94
Loss on equity method investment	—	57
Loss on debt extinguishment	—	1,555
Changes in operating assets and liabilities:
Receivables	(1,466)	4,210
Prepaid expenses	(3,118)	(1,260)
Other assets	(783)	(80)
Accounts payable and accrued expenses	8,484	(8,819)
Accrued compensation and benefits	(18,173)	(13,487)
Other liabilities	(68)	(146)
Net cash provided by operating activities	64,156	74,813

Cash flows from investing activities
Purchases of property and equipment	(572)	(1,176)
Purchases of investments	(2,945)	(2,365)
Sales of investments	1,971	1,249
Purchase of equity method investment	—	(1,500)
Acquisition of business and assets, net of cash acquired	—	(327)
Net cash used in investing activities	(1,546)	(4,119)

Cash flows from financing activities
Issuance of common stock	1,770	1,302
Repurchase of common stock	(34,442)	(10,193)
Payments of taxes related to net share settlement of equity awards	(7,687)	(5,373)
Repayment of long-term senior debt	—	(70,000)
Payment of dividends	(22,110)	(17,381)
Net cash used in financing activities	(62,469)	(101,645)

Effect of changes of foreign exchange rate on cash and cash equivalents	23	(32)

Net increase in cash and cash equivalents	164	(30,983)
Cash and cash equivalents, beginning of period	38,171	69,533
Cash and cash equivalents, end of period	$38,335	$38,550

Supplemental cash flow information
Cash paid for interest	$15,314	$7,074
Cash paid for income taxes	995	1,012
Noncash items
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$—	$2,991

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. ORGANIZATION AND NATURE OF BUSINESS

Victory Capital Holdings, Inc., a Delaware corporation (along with its wholly-owned subsidiaries, collectively referred to as the “Company,” “Victory,” or in the first-person notations of “we,” “us,” and “our”), was formed on February 13, 2013 for the purpose of acquiring Victory Capital Management Inc. (“VCM”) and Victory Capital Services, Inc. (“VCS”), formerly known as Victory Capital Advisers, Inc., which occurred on August 1, 2013. On February 12, 2018, the Company completed the initial public offering (the “IPO”) of its Common Stock, which trades on the NASDAQ under the symbol “VCTR.”

On July 1, 2019, the Company completed the acquisition (the “USAA AMCO Acquisition” or “USAA AMCO”) of USAA Asset Management Company and Victory Capital Transfer Agency, Inc. (“VCTA”), formerly known as the USAA Transfer Agency Company d/b/a USAA Shareholder Account Services. The USAA AMCO Acquisition included USAA’s mutual fund and exchange traded fund (“ETF”) businesses and its 529 Education Savings Plan. Refer to Note 4, Acquisitions, for further details on the acquisition.

VCM is a registered investment adviser managing assets through mutual funds, institutional separate accounts, separately managed account products, unified managed account products, third-party ETF model strategies, collective trust funds, private funds, undertakings for the collective investment in transferrable securities, other pooled vehicles and ETFs.

VCM also provides mutual fund administrative services for the Victory Portfolios, Victory Variable Insurance Funds, the mutual fund series of the Victory Portfolios II and the USAA Mutual Fund Trust, which was renamed as the Victory Portfolios III on April 24, 2023 (collectively, the “Victory Funds”), a family of open-end mutual funds, and the VictoryShares (the Company’s ETF brand). Additionally, VCM employs all of the Company’s United States investment professionals across its Franchises and Solutions, which are not separate legal entities. VCM’s wholly-owned subsidiaries include RS Investment Management (Singapore) Pte. Ltd., RS Investments (Hong Kong) Limited, RS Investments (UK) Limited, Victory Capital Digital Assets, LLC and NEC Pipeline LLC.

VCS is registered with the SEC as an introducing broker-dealer and serves as distributor and underwriter for the Victory Funds, which includes the mutual funds of the Victory Portfolios III (the “Victory Funds III”), referred to as t he USAA Funds prior to April 24, 2023, and the USAA 529 Education Savings Plan. VCS is also the placement agent for certain private funds managed by VCM. VCTA is registered with the SEC as a transfer agent for the Victory Funds III.

NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by GAAP for complete annual financial statements. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the financial condition, results of operations, and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the operations of the Company and its wholly-owned subsidiaries, after elimination of all intercompany balances and transactions. Our involvement with non-consolidated variable interest entities (“VIEs”) includes sponsored investment funds and, in 2022, an equity method investment.

For further discussion regarding VIEs, refer to Note 2, Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022. For further discussion on the equity method investment, refer to Note 13, Equity Method Investment, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Use of Estimates and Assumptions

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements and the notes. Actual results may ultimately differ materially from those estimates.

New Accounting Pronouncements

Accounting Standards Adopted in 2023

•
Expected Credit Losses: In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 creates a new model for determining current expected credit losses (“CECL”) on trade and other receivables, net investments in leases, contract assets and long-term receivables. The CECL impairment model requires companies to consider the risk of loss even if it is remote and to include forecasts of future economic conditions as well as information about past events and current conditions. The effective date for calendar-year public business entities was January 1, 2020. As an emerging growth company (“EGC”), the Company adopted ASU 2016-13 on January 1, 2023, and the adoption did not have a significant impact on the Company's consolidated financial statements.

Recently Issued Accounting Standards

•
Fair Value Measurements: In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” to clarify guidance for determining the fair value of certain equity securities and eliminate diversity in practice. ASU 2022-03 states that contractual sale restrictions should not be considered when measuring the fair value of an equity security and requires new disclosures for entities with equity securities subject to contractual sale restrictions. As the Company will lose its emerging growth company status as of December 31, 2023, the Company will adopt ASU 2022-03 on January 1, 2024, the effective date for calendar-year public business entities. Because the Company does not have equity securities subject to contractual sale restrictions, ASU 2022-03 is not expected to have an impact on its consolidated financial statements.

NOTE 3. REVENUE RECOGNITION

In accordance with the revenue recognition standard requirements, the following table disaggregates our revenue by type and product:

	Three Months Ended March 31,
(in thousands)	2023	2022
Investment management fees
Mutual funds (Victory Funds)	$108,416	$127,473
ETFs (VictoryShares)	5,441	4,934
Separate accounts and other vehicles	42,582	48,298
Performance-based fees
Mutual funds (Victory Funds III)	690	(903)
Separate accounts and other vehicles	(293)	(337)
Total investment management fees	156,836	179,465

Fund administration and distribution fees
Administration fees
Mutual funds (Victory Funds)	24,376	28,384
ETFs (VictoryShares)	710	521
Distribution fees
Mutual funds (Victory Funds)	5,740	6,794
Transfer agent fees
Mutual funds (Victory Funds III)	13,658	14,855
Total fund administration and distribution fees	44,484	50,554

Total revenue	$201,320	$230,019

The following table presents balances of receivables:

(in thousands)	March 31, 2023	December 31, 2022
Customer receivables
Mutual funds (Victory Funds)	$53,994	$53,835
ETFs (VictoryShares)	2,190	2,239
Separate accounts and other vehicles	28,693	26,652
Receivables from contracts with customers	84,877	82,726
Non-customer receivables	491	1,747
Total receivables	$85,368	$84,473

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

AUM represents the financial assets the Company manages for clients on either a discretionary or non-discretionary basis. In general, AUM reflects the valuation methodology that corresponds to the basis used for determining revenue such as net asset value for the Victory Funds and certain other pooled funds and account market value for separate accounts. For the NEC Funds, AUM represents limited partner capital commitments during the commitment period of the fund. Following the earlier of the termination of the commitment period and the beginning of any commitment period for a successor fund, AUM generally represents, depending on the fund, the lesser of a) the net asset value of the fund and b) the aggregated adjusted cost basis of each unrealized portfolio investment or the limited partner capital commitments reduced by the amount of capital contributions used to make portfolio investments that have been disposed.

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

The Company may waive certain fees for investment management services provided to the Victory Funds, VictoryShares and other pooled investment vehicles and may subsidize certain share classes of the Victory Funds, VictoryShares and other pooled investment vehicles to ensure that specified operating expenses attributable to such share classes do not exceed a specified percentage. These waivers and reimbursements reduce the transaction price allocated to investment management services and are recognized as a reduction to investment management fees revenue. The amounts due to the Victory Funds, VictoryShares and other pooled investment vehicles for waivers and expense reimbursements represent consideration payable to customers, which is recorded in accounts payable and accrued expenses in the Consolidated Balance Sheets, and no distinct services are received in exchange for these payments.

Performance-based investment management fees, which include fees under performance fee and fulcrum fee arrangements, are included in the transaction price for providing investment management services. Performance-based investment management fees are calculated as a percentage of investment performance on a client’s account versus a specified benchmark or hurdle based on the terms of the contract with the customer. Performance-based investment management fees are variable consideration and are recognized as revenue when and to the extent that it is probable that a significant reversal of the cumulative revenue for the contractual performance period will not occur. Performance-based investment management fees recognized as revenue in the current period may pertain to performance obligations satisfied in prior periods. Fulcrum fee arrangements include a performance fee adjustment that increases or decreases the total investment management fee depending on whether the assets being managed experienced better or worse investment performance than the index specified in the customer’s contract. The performance fee adjustment arrangement with certain equity and fixed income Victory Funds III took effect on July 1, 2020 and is calculated monthly based on the investment performance of those funds relative to their specified benchmark indexes over the discrete performance period ending with that month.

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

Fund Transfer Agent Fees

The Company recognizes fund transfer agent fees using a time-based output method to measure progress. Fund transfer agent fees are determined based on the contractual rate applied to either the average daily net assets of the Victory Funds III for which transfer agent services are provided or number of accounts in the Victory Funds III. Revenue is recorded on a monthly basis when the value of consideration is measured using actual average daily net assets or actual number of accounts and constraints are removed. The Company’s fund transfer agent fee revenue is recorded in fund administration and distribution fees in the Consolidated Statements of Operations.

The Company also receives fees for sub-transfer agency services under contracts with the Victory Funds for member class shares. Sub-transfer agency fees are recognized and recorded in a manner similar to fund transfer agent fees and are recorded in fund administration and distribution fees in the Consolidated Statements of Operations.

The Company has contractual arrangements with a third party to provide certain sub-transfer agent services. As the Company is the primary obligor under the transfer agency contracts with the Victory Funds III and has the ability to select the service provider and establish pricing, fund transfer agent fees and sub-transfer agent expenses are recorded on a gross basis.

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

NOTE 4. ACQUISITIONS

USAA AMCO Acquisition

Under the terms of the USAA AMCO Acquisition purchase agreement, a maximum of $150.0 million ($37.5 million per year) in contingent payments is payable to sellers based on the annual revenue of USAA Asset Management Company attributable to all “non-managed money”-related AUM in each of the first four years following the closing. To receive any contingent payment in respect of “non-managed money”-related assets for a given year, annual revenue from “non-managed money”-related assets must be at least 80% of the revenue run-rate (as calculated under the Stock Purchase Agreement) of the USAA Asset Management Company's “non-managed money”-related assets under management as of the closing date, and to achieve the maximum contingent payment for a given year, such annual revenue must total at least

100% of that closing date revenue run-rate. As of March 31, 2023, a maximum of $37.5 million in contingent consideration for the final earnout period was potentially payable to sellers.

At March 31, 2023, the fair value of contingent consideration payable to sellers was estimated at $32.0 million, the present value of the expected payment for the last earnout period discounted at a rate that incorporates adjustments for credit risk and the subordination of the contingent consideration. At December 31, 2022, the estimated fair value of contingent consideration payable to sellers of $27.7 million was determined using a real options method, where revenue related to “non-managed money” assets was simulated in a risk-neutral framework to calculate expected probability-weighted earn out payments, which were then discounted from the expected payment dates at the relevant cost of debt. The fair value of contingent consideration payable to sellers is recorded in consideration payable for acquisition of business in the unaudited Condensed Consolidated Balance Sheets.

The increase in the liability of $4.3 million for the three months ended March 31, 2023 and the decrease in the liability of $2.8 million for the three months ended March 31, 2022 were recorded in change in value of consideration payable for acquisition of business in the unaudited Condensed Consolidated Statements of Operations.

NEC Acquisition

On November 1, 2021, VCM completed the acquisition of 100% of the equity interests in New Energy Capital Partners ("NEC"). Founded in 2004 and based in Hanover, New Hampshire, NEC is an alternative asset management firm focused on debt and equity investments in clean energy infrastructure projects and companies through private closed-end funds (the “NEC Funds”).

Under the terms of the purchase agreement, the Company will pay up to an additional $35.0 million in cash based on net revenue growth over a six-year period following the closing date. The purchase agreement specifies net revenue and payment targets for the 36-month, 48-month and 60-month periods beginning on November 30, 2021 (the “Start Date”) for the contingent payments. It also provides for advance payments and catch-up payments to be made based on actual NEC net management fee revenue, as defined in the purchase agreement, as measured at the end of each 12 month anniversary of the Start Date over a six year period. The maximum amount of contingent payments is due, less any contingent payments previously paid, upon the occurrence of certain specified events within a five year period following the Start Date.

The Company determined that substantially all of the contingent payments payable per the NEC purchase agreement represent compensation for post-closing services. Accordingly, these contingent payments were excluded from the purchase price for the NEC Acquisition. The Company records compensation expense over the estimated service period in an amount equal to the total contingent payments currently forecasted to be paid. In the three months ending March 31, 2023 and 2022, the Company recorded $1.6 million and $1.8 million in NEC contingent payment compensation expense, respectively, which is included in personnel compensation and benefits in the unaudited Condensed Consolidated Statements of Operations. As of March 31, 2023 and December 31, 2022, the liability for NEC contingent payments totaled $9.7 million and $8.1 million, respectively, which is included in accrued compensation and benefits in the unaudited Condensed Consolidated Balance Sheets.

WestEnd Acquisition

On December 31, 2021, the Company completed the acquisition of 100% of the equity interests of WestEnd Advisors, LLC ("WestEnd"). Founded in 2004, and headquartered in Charlotte, North Carolina, WestEnd is an ETF strategist advisor that provides financial advisors with a turnkey, core model allocation strategy for either a holistic solution or complementary source of alpha. The firm offers four primary ETF strategies and one large cap core strategy in Separately Managed Account (SMA) structures.

The aggregate purchase price (the “WestEnd Purchase Price”) for the WestEnd Acquisition was $716.1 million, net of cash acquired, which includes (i) $475.8 million in cash paid at closing (the “WestEnd Closing”) net of cash acquired, plus the acquisition date value of contingent payments due to sellers of $239.7 million plus $0.6 million paid in cash in April 2022 for net working capital adjustments. The contingent earn-out payments are based on net revenue of the WestEnd business during each of the first four years following the WestEnd Closing, subject to certain “catch-up” provisions over a five and one half year period following the WestEnd Closing. A maximum of $320.0 million ($80.0 million per year) in earn-out payments may be paid.

A total of $2.9 million of the cash paid at closing was placed in escrow. In April 2022, the $0.5 million of escrow funds reserved for purchase price adjustments was released to sellers. In February 2023, the remaining $2.4 million of escrow funds was released to sellers.

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

A maximum of $320.0 million ($80.0 million per year) is payable to sellers in contingent payments. The fair value of contingent consideration payable to sellers was estimated at $205.8 million at March 31, 2023 and $202.7 million at December 31, 2022. The increase in the liability of $3.1 million for the three months ended March 31, 2023 and the decrease in the liability of $0.7 million for the three months ended March 31, 2022 were recorded in change in value of consideration payable for acquisition of business in the unaudited Condensed Consolidated Statements of Operations.

Significant inputs to the valuation of contingent consideration payable to sellers as of March 31, 2023 and December 31, 2022 are as follows and are approximate values:

	March 31, 2023	December 31, 2022
Net revenue 5 year average annual growth rate	27%	28%
Market price of risk adjustment for revenue (continuous)	9%	11%
Revenue volatility	21%	20%
Discount rate	8%	8%
Years remaining in earn out period	4.5	4.8
Undiscounted estimated remaining earn out payments $ millions	$247 - $320	$247 - $320

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

The following table presents assets and liabilities measured at fair value on a recurring basis:

	As of March 31, 2023
(in thousands)	Total	Level 1	Level 2	Level 3
Financial Assets
Money market fund	$27,128	$27,128	$-	$-
Investments in proprietary funds	485	485	-	-
Deferred compensation plan investments	28,384	28,384	-	-
Interest rate swap asset	40,224	$-	40,224	$-
Total Financial Assets	$96,221	$55,997	$40,224	$-
Financial Liabilities
Contingent consideration arrangements	(237,800)	-	-	(237,800)
Total Financial Liabilities	$(237,800)	$-	$-	$(237,800)

	As of December 31, 2022
(in thousands)	Total	Level 1	Level 2	Level 3
Financial Assets
Money market fund	$24,575	$24,575	$-	$-
Investments in proprietary funds	466	466	-	-
Deferred compensation plan investments	26,800	26,800	-	-
Interest rate swap	46,931	-	46,931	-
Total Financial Assets	$98,772	$51,841	$46,931	$-
Financial Liabilities
Contingent consideration arrangements	$(230,400)	$-	$-	$(230,400)
Total Financial Liabilities	$(230,400)	$-	$-	$(230,400)

Level 1 assets consist of money market funds and open-end mutual funds. The fair values for these assets are determined utilizing quoted market prices for identical assets.

The interest rate swap (the “Swap”) asset represents amounts receivable under a floating-to-fixed interest rate swap transaction entered into by the Company on March 27, 2020. The fair value of the Swap is included in the unaudited Condensed Consolidated Balance Sheets in other assets at March 31, 2023 and December 31, 2022. Pricing was determined based on a third party, model-derived valuation in which all significant inputs are observable in active markets (Level 2). Refer to Note 14, Derivatives, for further detail on the Swap.

Contingent consideration arrangements include the USAA AMCO and WestEnd earn-out payment liabilities at March 31, 2023 and December 31, 2022. Contingent consideration arrangements are included in consideration payable for acquisition of business in the unaudited Condensed Consolidated Balance Sheets.

Significant unobservable inputs used to determine the estimated fair value of the USAA AMCO Acquisition earn-out payment liability include the “non-managed money” revenue projected growth rate and discount rate. Significant unobservable inputs for the option pricing model used to determine the estimated fair value of the WestEnd Acquisition earn-out payment liability include the WestEnd net revenue projected growth rate, revenue volatility, market price of risk and discount rate.

For both contingent consideration arrangements, an increase in the projected growth rate for revenue results in a higher fair value for the earn-out payment liability while an increase in the discount rate results in a lower fair value for the earnout payment liability. An increase in the market price of risk and revenue volatility results in a lower fair value for the WestEnd earn-out payment liability. Refer to Note 4, Acquisitions, for further details related to the valuation of contingent consideration payable related to the USAA AMCO Acquisition and WestEnd Acquisition.

Changes in the fair value of contingent consideration arrangement liabilities, realized or unrealized, are recorded in earnings and are included in change in value of consideration payable for acquisition of business in the unaudited Condensed Consolidated Statements of Operations.

The following table presents the balance of the change in contingent consideration arrangement liabilities for the three months ended March 31, 2023:

(in thousands)	Contingent Consideration Liabilities
Balance, December 31, 2022	$230,400
USAA AMCO change in fair value measurement	4,300
WestEnd change in fair value measurement	3,100
Balance, March 31, 2023	$237,800

There were no transfers between any of the Level 1, 2 and 3 categories in the fair value measurement hierarchy from December 31, 2022 to March 31, 2023. The Company recognizes transfers at the end of the reporting period.

The net carrying value of accounts receivable and accounts payable approximates fair value due to the short‑term nature of these assets and liabilities. The fair value of our long-term debt as of March 31, 2023 is considered to be its carrying value as the interest rate on the bank debt is variable and approximates current market rates. As a result, Level 2 inputs are utilized to determine the fair value of our long‑term debt.

NOTE 6. Related-Party Transactions

The Company considers certain funds that it manages, including the Victory Funds, the VictoryShares, collective trust funds that it sponsors (the “Victory Collective Funds”), the NEC Funds and other pooled investment vehicles that it sponsors, to be related parties as a result of its advisory relationship.

The Company receives investment management, administrative, distribution and compliance fees in accordance with contracts that VCM and VCS have with the Victory Funds and has invested a portion of its balance sheet cash in the USAA Treasury Money Market Trust, which was renamed the Victory Treasury Money Market Trust on April 24, 2023, and earns interest on the amount invested in this fund.

The Company receives investment management, administrative and compliance fees in accordance with contracts that VCM has with the VictoryShares.

We also receive investment management fees from the Victory Collective Funds, the NEC Funds and other pooled investment vehicles under VCM’s advisory contracts with these funds. In addition, VCTA receives fees for transfer agency services under contracts with the Victory Funds III and sub-transfer agency services under contracts with the Victory Funds for member class shares.

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

•
Included in cash and cash equivalents is cash held in the Victory Treasury Money Market Trust.
•
Included in receivables (investment management fees) are amounts due from the Victory Funds, VictoryShares, Victory Collective Funds and other pooled investment vehicles for investment management services.
•
Included in receivables (fund administration and distribution fees) are amounts due from the Victory Funds for fund administration services and compliance services, amounts due from the VictoryShares for fund administration services, amounts due from the Victory Funds III for transfer agent services, amounts due from the Victory Funds for sub-transfer agent services and amounts invoiced to the NEC Funds for costs paid by VCM.
•
Included in prepaid expenses are amounts paid by VCM that will be invoiced to the NEC Funds in the following period.
•
Included in revenue (investment management) are amounts earned for investment management services provided to the Victory Funds, the VictoryShares, the Victory Collective Funds, the NEC Funds and other pooled investment vehicles.
•
Included in revenue (fund administration and distribution fees) are amounts earned for fund administration and compliance services, transfer agent services and sub-transfer agent services.

•
Realized and unrealized gains and losses and dividend income on investments in the Victory Funds classified as investments in proprietary funds and deferred compensation plan investments and dividend income on investments in the Victory Treasury Money Market Trust are recorded in interest income and other income (expense) in the unaudited Condensed Consolidated Statements of Operations.
•
Amounts due to the Victory Funds, VictoryShares and other pooled investment vehicles for waivers of investment management fees and reimbursements of fund operating expenses are included in accounts payable and accrued expenses in the unaudited Condensed Consolidated Balance Sheets and represent consideration payable to customers.

(in thousands)	March 31, 2023	December 31, 2022
Related party assets
Cash and cash equivalents	$27,128	$24,575
Receivables (investment management fees)	44,386	44,218
Receivables (fund administration and distribution fees)	14,292	14,379
Prepaid expenses	1,476	1,097
Investments (investments in proprietary funds, fair value)	485	466
Investments (deferred compensation plan investments, fair value)	28,256	24,852
Total	$116,023	$109,587

Related party liabilities
Accounts payable and accrued expenses (fund reimbursements)	$5,506	$5,838

	Three Months Ended March 31,
(in thousands)	2023	2022
Related party revenue
Investment management fees	$119,983	$138,837
Fund administration and distribution fees	44,484	50,554
Total	$164,467	$189,391

Related party expense
General and administrative	$122	$115
Total	$122	$115

Related party other income (expense)
Interest income and other income (expense)	$1,464	$(345)

NOTE 7. Investments

As of March 31, 2023 and December 31, 2022, the Company had investments in proprietary funds and deferred compensation plan investments. Investments in proprietary funds consist entirely of seed capital investments in certain Victory Funds. Deferred compensation plan investments are held under deferred compensation plans and include Victory Funds and third party mutual funds.

Unrealized and realized gains and losses on investments in proprietary funds and deferred compensation plan investments are recorded in earnings as interest income and other income (expense).

Investments in Proprietary Funds

The following table presents a summary of the cost and fair value of investments in proprietary funds:

		Gross Unrealized		Fair
(in thousands)	Cost	Gains	(Losses)	Value
As of March 31, 2023	$551	$36	$(102)	$485
As of December 31, 2022	551	29	(114)	466

Proceeds from sales of investments in proprietary funds and realized gains and losses recognized during the three months ended March 31, 2023 and 2022 are as follows:

	Sale	Realized
(in thousands)	Proceeds	Gains	(Losses)
For the three months ended March 31, 2023	$—	$—	$—
For the three months ended March 31, 2022	65	—	(2)

Deferred Compensation Plan Investments

The following table presents a summary of the cost and fair value of deferred compensation plan investments:

		Gross Unrealized		Fair
(in thousands)	Cost	Gains	(Losses)	Value
As of March 31, 2023	$28,572	$710	$(898)	$28,384
As of December 31, 2022	27,801	529	(1,530)	26,800

Proceeds from sales of deferred compensation plan investments and realized gains and losses recognized during the three months ended March 31, 2023 and 2022 are as follows:

	Sale	Realized
(in thousands)	Proceeds	Gains	(Losses)
For the three months ended March 31, 2023	$1,971	$1	$(201)
For the three months ended March 31, 2022	1,184	103	(12)

NOTE 8. Income Taxes

The effective tax rate for the three months ended March 31, 2023 and 2022 differs from the United States federal statutory rate primarily as a result of state and local income taxes, excess tax benefits on share-based compensation and certain non-deductible expenses.

For the three months ended March 31, 2023 and 2022, the provision for income taxes was $12.6 million and $19.3 million, or 20.4% and 21.3%, of pre-tax income respectively. The effective tax rate for the three months ended March 31, 2023 was lower than the effective tax rate for the same period in 2022 due primarily to higher excess tax benefits on share-based compensation.

No valuation allowance was recorded for deferred tax assets in the period ended March 31, 2023 and 2022.

NOTE 9. Debt

The following table presents the components of long-term debt in the unaudited Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022.

(in thousands)	March 31, 2023	December 31, 2022	Effective Interest Rate as of March 31, 2023
Term Loans
Due July 2026, 6.95% interest rate	$630,680	$630,680	7.35%
Due December 2028, 6.95% interest rate	371,028	371,028	7.28%
Term loan principal outstanding	1,001,708	1,001,708
Unamortized debt issuance costs	(10,671)	(11,299)
Unamortized debt discount	(4,597)	(4,895)
Long-term debt, net	$986,440	$985,514

The Company elects to use three-month term SOFR plus a ten-point credit spread adjustment plus the margin on SOFR required by the 2019 Credit Agreement to pay interest on its debt.

The 2019 Credit Agreement contains customary affirmative and negative covenants, including covenants that affect, among other things, the ability of the first lien leverage ratio, measured as of the last day of each fiscal quarter on which outstanding borrowings under the revolving credit facility exceed 35.0% of the commitments thereunder (excluding certain letters of credit), of no greater than 3.80 to 1.00. As of March 31, 2023, there were no outstanding borrowings under the revolving credit facility and the Company was in compliance with the financial performance covenant.

There were no repayments of outstanding term loans under the 2019 Credit Agreement during the three months ended March 31, 2023.

During the three months ended March 31, 2022, repayments of outstanding term loans under the 2019 Agreement totaled $70.0 million. The Company recognized a $1.6 million loss on debt extinguishment due to these term loan repayments, which consisted of a write-off of $1.2 million and $0.4 million of unamortized debt issuance costs and debt discount, respectively

The following table presents the components of interest expense and other financing costs on the unaudited Condensed Consolidated Statements of Operations for the periods ended March 31, 2023 and 2022.

	For the Three Months Ended March 31,
(in thousands)	2023	2022
Interest expense	$17,277	$7,120
Amortization of debt issuance costs	748	843
Amortization of debt discount	298	328
Interest rate swap (income) expense	(4,206)	849
Other	122	93
Total	$14,239	$9,233

NOTE 10. Equity

Shares Rollforward

The following tables present the changes in the number of shares of Common Stock issued and repurchased (in thousands):

	Shares of Common Stock Issued	Shares of Treasury Stock
Balance, December 31, 2022	80,528	(13,203)
Issuance of shares	3	—
Repurchase of shares	—	(1,032)
Vesting of restricted share grants	680	—
Exercise of options	295	—
Shares withheld related to net settlement of equity awards	—	(390)
Balance, March 31, 2023	81,506	(14,625)

	Shares of Common Stock Issued	Shares of Treasury Stock
Balance, December 31, 2021	77,242	(8,580)
Issuance of shares	3	—
Repurchase of shares	—	(293)
Vesting of restricted share grants	481	—
Exercise of options	222	—
Shares withheld related to net settlement of equity awards	—	(285)
Balance, March 31, 2022	77,948	(9,158)

Share Repurchase Program

In March 2023, the Company’s Board of Directors approved a new share repurchase program (the “2023 Share Repurchase Program”) authorizing the repurchase of up to $100.0 million of the Company’s Common Stock. Under the 2023 Share Repurchase Program, which took effect in March 2023, the Company may purchase its shares from time to time through March 31, 2025 in privately negotiated transactions, through block trades, pursuant to open market purchases, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the SEC. The amount and timing of purchases under the 2023 Share Repurchase Program will depend on a number of factors including the price and availability of the Company’s shares, trading volume, capital availability, Company performance and general economic and market conditions. The 2023 Share Repurchase Program can be suspended or discontinued at any time. The former $100.0 million share repurchase program, which took effect in May 2022, was completed in March 2023.

During the three months ended March 31, 2023, the Company repurchased 1.0 million shares of Common Stock at a total cost of $32.9 million, which included $0.2 million of excise taxes payable on shares repurchased, for an average price of $31.88 per share. During the same period in 2022, 0.3 million shares were repurchased at a total cost of $9.4 million for an average price of $32.26.

As of March 31, 2023, a total of $96.0 million was available for future repurchases under the 2023 Share Repurchase Program, and a cumulative total of 8.1 million shares of Common Stock had been repurchased under programs authorized by the Company’s Board of Directors at a total cost of $194.2 million for an average price of $23.87 per share.

Shares withheld for net settlement of employee equity awards

During the three months ended March 31, 2023, the Company net settled 0.4 million shares of Common Stock for $11.7 million to satisfy $10.0 million in employee tax obligations and $1.7 million in employee stock option exercise prices. During the same period in 2022, 0.3 million shares were net settled for $9.3 million to satisfy $8.1 million of employee tax obligations and $1.2 million of employee stock option exercise prices.

Dividend Payments

Dividends paid or payable for the three months ended March 31, 2023 totaled $22.5 million and included quarterly dividends of $21.4 million and $1.1 million in cash bonuses and distributions related to dividends previously declared upon vesting of restricted stock. For the three months ended March 31, 2022, dividends paid or payable totaled $17.6 million and included quarterly dividends of $17.2 million and $0.4 million in cash bonuses and distributions related to dividends previously declared upon vesting of restricted stock.

As of March 31, 2023 and December 31, 2022, the amount of cash bonuses and distributions related to dividends previously declared on unvested and outstanding restricted share awards and stock options totaled $0.5 million and $1.3 million, respectively, which was not recorded as a liability as of the balance sheet date. A liability will be recorded for these cash bonuses and dividends when the restricted shares and options vest.

NOTE 11. Share‑Based Compensation

During the three months ended March 31, 2023, the Company issued restricted stock awards for 436,754 shares of Common Stock, of which awards for 10,126 shares were fully vested on the grant date, awards for 50,057 shares vest over two years, awards for 258,908 shares vest over three years, awards for 84,039 shares cliff vest after 2 years and awards for 33,624 shares vest one-third in 2 years and two-thirds in 3 years.

Stock option award and restricted stock award activity during the three months ended March 31, 2023 and 2022 was as follows:

	Shares Subject to Stock Option Awards
	Three Months Ended March 31,
	2023			2022
	Avg wtd	Avg wtd		Avg wtd	Avg wtd
	grant-date	exercise		grant-date	exercise
	fair value	price	Units	fair value	price	Units
Outstanding at beginning of period	$4.31	$7.57	2,884,180	$3.94	$6.71	5,315,210
Forfeited	—	—	—	6.39	14.00	(206)
Exercised	3.63	5.80	(294,892)	3.72	5.55	(222,057)
Outstanding at end of period	$4.39	$7.77	2,589,288	$3.95	$6.76	5,092,947
Vested	$4.35	$7.67	2,413,090	$3.91	$6.63	4,888,331
Unvested	4.85	9.23	176,198	5.05	9.92	204,616

	Restricted Stock Awards
	Three Months Ended March 31,
	2023		2022
	Avg wtd grant-		Avg wtd grant-
	date fair value	Units	date fair value	Units
Unvested at beginning of period	$25.38	1,153,515	$17.75	1,352,839
Granted	29.72	436,754	32.19	514,223
Vested	22.45	(680,423)	17.07	(480,645)
Forfeited	27.27	(2,413)	24.99	(438)
Unvested at end of period	$29.66	907,433	$23.34	1,385,979

Share-Based Compensation Expense

The Company recorded $4.3 million and $3.9 million of share-based compensation expense during the three months ended March 31, 2023 and 2022, respectively, in personnel compensation and benefits in the unaudited Condensed Consolidated Statements of Operations.

NOTE 12. Earnings Per Share

The following table sets forth the reconciliation of basic earnings per share and diluted earnings per share from net income for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in thousands except per share amounts)	2023	2022
Net income	$49,273	$71,273
Shares:
Basic: Weighted average number of shares outstanding	67,288	68,747
Plus: Incremental shares from assumed conversion of dilutive instruments	2,439	4,905
Diluted: Weighted average number of shares outstanding	69,727	73,652
Earnings per share
Basic:	$0.73	$1.04
Diluted:	$0.71	$0.97

For the three months ended March 31, 2023 and 2022, no outstanding instruments were excluded from the computation of weighted average shares for diluted earnings per share because the effect would be anti-dilutive. Holders of non-vested share-based compensation awards do not have rights to receive nonforfeitable dividends on the shares covered by the awards.

NOTE 13. Accumulated Other Comprehensive Income (Loss)

The following table presents changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2023 and 2022.

		Cumulative
	Cash Flow	Translation
(in thousands)	Hedges (a)	Adjustment	Total
Balance, December 31, 2022	$35,614	$(172)	$35,442
Other comprehensive income (loss) before reclassification and tax	(2,502)	27	(2,475)
Tax impact	604	(7)	597
Reclassification adjustments, before tax	(4,206)	—	(4,206)
Tax impact	1,016	—	1,016
Net current period other comprehensive income (loss)	(5,088)	20	(5,068)
Balance, March 31, 2023	$30,526	$(152)	$30,374
Balance, December 31, 2021	$5,895	$77	$5,972
Other comprehensive income (loss) before reclassification and tax	20,612	(102)	20,510
Tax impact	(4,980)	25	(4,955)
Reclassification adjustments, before tax	849	—	849
Tax impact	(205)	—	(205)
Net current period other comprehensive income (loss)	16,276	(77)	16,199
Balance, March 31, 2022	$22,171	$—	$22,171

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

The Swap is designated as a cash flow hedge. Accordingly, the Swap is measured at fair value with mark-to-market gains or losses deferred and included in AOCI(L), net of tax, to the extent the hedge is determined to be effective. Gains or losses from the Swap are reclassified to interest expense in the same period during which the hedged transaction affects earnings. The amount receivable from the Swap counterparty at March 31, 2023 of $4.0 million is recorded in other assets on the unaudited Condensed Consolidated Balance Sheets.

The following table summarizes the classification of the Swap in the unaudited Condensed Consolidated Balance Sheets and the notional amount at March 31, 2023 and December 31, 2022 (in thousands):

Balance Sheets	Description	March 31, 2023	December 31, 2022
Other assets	Fair value of interest rate swap	$40,224	$46,931
	Notional amount	450,000	450,000

The following table summarizes the effects of the Swap in the unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2023 and 2022 (in thousands):

		Three Months Ended
		March 31
Statement of Operations	Description	2023	2022
Interest expense and other financing costs	Income (loss) reclassified from AOCI(L)	$4,206	$(849)

		Three Months Ended
		March 31
Statements of Comprehensive Income	Description	2023	2022
Other comprehensive income (loss)	Income (loss) recognized in AOCI(L), net of tax	$(5,088)	$16,276

NOTE 15. LEASES

The Company determines if a contract is a lease at inception. We have leases primarily for office facilities and information technology equipment. All of our leases are classified as operating leases.

Supplemental balance sheet information related to the Company’s operating leases as of March 31, 2023 and December 31, 2022 is as follows (in thousands):

	March 31, 2023	December 31, 2022
Operating lease ROU assets(1)	$12,234	$13,396
Current portion of operating lease liabilities(2)	4,901	5,056
Noncurrent portion of operating lease liabilities(2)	9,135	10,227
Total operating lease liabilities	$14,036	$15,283

(1)
ROU assets are recorded in other assets on the unaudited Condensed Consolidated Balance Sheets.
(2)
Current portion and noncurrent portion of operating lease liabilities are recorded in other liabilities on the unaudited Condensed Consolidated Balance Sheets.

March 31, 2023
Weighted-average remaining lease term	4.3 years
Weighted-average discount rate	4.6%

The components of lease expense and other lease information for the three-month periods ended March 31, 2023 and 2022 are as follows (in thousands):

	March 31, 2023	March 31, 2022
Operating lease cost	$1,304	$1,365
Short-term lease cost	—	21
Variable lease cost	492	498
Gross lease cost	$1,796	$1,884
Sub-lease income	(203)	(209)
Net lease cost	$1,593	$1,675

Other lease information
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows for operating leases	$1,395	$1,277

Our leases have remaining lease terms of 1 year to 5 years. These leases generally contain renewal options for periods ranging from two to five years. Because the Company is not reasonably certain to exercise these renewal options, the options are not considered in determining the lease term and associated potential option payments are excluded from lease payments. Expenses associated with operating leases are recorded in general and administrative expenses on the Consolidated Statement of Operations. Variable lease costs, such as utilities and common area maintenance charges, are excluded from lease liabilities and expensed as incurred. The variable lease costs are determined based on terms in the lease contracts and primarily relate to usage of the ROU asset and services received from the lessor.

The following table summarizes the maturity of our operating lease liabilities as of March 31, 2023 (in thousands):

Operating Leases
2023	$4,196
2024	4,112
2025	2,415
2026	1,623
2027	1,069
Thereafter	1,951
Total undiscounted lease payments	15,366
Less: imputed interest	1,330
Total lease liabilities	$14,036

NOTE 16. SUBSEQUENT EVENTS

On May 4, 2023, the Company’s Board of Directors approved a regular quarterly cash dividend of $0.32 per share. The dividend is payable on June 26, 2023, to shareholders of record on June 12, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to the “Company,” “Victory,” or in the first-person notations of “we,” “us,” and “our” shall mean Victory Capital Holdings, Inc., a Delaware corporation, and its wholly-owned subsidiaries.

Objective

The objective of this section of the Quarterly Report on Form 10-Q is intended to provide a discussion and analysis, from management’s perspective, of the key performance indicators and material information necessary to assess our financial condition and results of operations for the three months ended March 31, 2023 and 2022 and cash flows for the three months ended March 31, 2023 and 2022. In addition, we also discuss the Company’s contractual and off-balance sheet arrangements. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2022. This discussion and analysis contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2022.

Overview

Our Business – Victory is a diversified global asset management firm with $158.6 billion in AUM as of March 31, 2023. The Company operates a next-generation business model combining boutique investment qualities with the benefits of an integrated, centralized operating and distribution platform.

The Company provides specialized investment strategies to institutions, intermediaries, retirement platforms and individual investors. With 12 autonomous Investment Franchises and a Solutions Platform, Victory offers a wide array of investment products, including actively and passively managed mutual funds, rules-based and active ETFs, institutional separate accounts, VIPs, ESG and impact investment strategies, alternative investments, private closed end funds, and a 529 Education Savings Plan. Victory Capital’s strategies are also offered through third-party investment products, including mutual funds, third-party ETF model strategies, retail SMAs and UMAs through wrap account programs, CITs, and UCITs. As of March 31, 2023, our Franchises and our Solutions Platform collectively managed a diversified set of 126 investment strategies for a wide range of institutional and retail clients and direct investors.

On April 24, 2023, we introduced “Victory Capital InVest”, the new brand for our direct investor business and announced the expansion of the business to include “Marketplace”, our new open architecture brokerage platform for individual investors. Marketplace provides investors with access to trade individual stocks as well as a broad range of mutual funds and ETFs from many providers. Investors can also choose mutual funds and ETFs from Victory Capital.

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

We have grown our AUM from $17.9 billion following the management-led buyout with Crestview GP in August 2013 to $158.6 billion at March 31, 2023. We attribute this growth to our success in sourcing acquisitions and evolving them into organic growers, generating strong investment returns, and developing institutional, retail, and direct investor channels with deep penetration.

WestEnd Acquisition (the “WestEnd Acquisition”) – On December 31, 2021, the Company completed the acquisition of 100% of the equity interests of WestEnd pursuant to the WestEnd purchase agreement, resulting in WestEnd becoming the Company’s twelfth investment franchise. Founded in 2004, and headquartered in Charlotte, NC, WestEnd is an ETF strategist advisor that provides financial advisors with a turnkey, core model allocation strategy for either a holistic solution or complementary source of alpha. The firm offers four primary ETF strategies and one large cap core strategy, all in tax efficient SMA structures. At December 31, 2021, the WestEnd acquired assets totaled $19.3 billion.

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

The estimated fair value of contingent consideration payable to sellers was estimated at $205.8 million at March 31, 2023 as compared to $202.7 million at December 31, 2022 and is included in consideration payable for acquisition of business in the unaudited Condensed Consolidated Balance Sheets. The increase in the liability of $3.1 million for the three months ended March 31, 2023 was recorded in change in value of consideration payable for acquisition of business in the unaudited Condensed Consolidated Statements of Operations. Refer to Note 4, Acquisitions, for further details on the WestEnd Acquisition.

NEC Acquisition (the “NEC Acquisition”) – On November 1, 2021, the Company completed the acquisition of 100% of the equity interests in NEC, resulting in NEC becoming the Company’s eleventh investment franchise. Founded in 2004 and based in Hanover, NH, NEC is an alternative asset management firm focused on debt and equity investments in clean energy infrastructure projects and companies.

The purchase price for the NEC Acquisition is $63.1 million, which includes $62.8 million in cash paid at closing, net of cash acquired, and $0.3 million paid in cash in March 2022 for net working capital adjustments. Under the terms of the purchase agreement, the Company will pay up to an additional $35.0 million in cash based on net revenue growth over a six year period following the closing date. Refer to Note 4, Acquisitions, for further details on the NEC Acquisition.

USAA AMCO Acquisition – On July 1, 2019, the Company completed the acquisition (the “USAA AMCO Acquisition”) of USAA Asset Management Company and VCTA, formally known as the USAA Transfer Agency Company. The acquisition expanded and diversified the Company’s investment platform and increased the Company’s size and scale. The acquisition also provided the Company the rights to offer products and services using the USAA brand and the opportunity to offer its products to USAA members through a direct distribution channel.

A maximum of $150.0 million ($37.5 million per year) in contingent payments is payable to sellers based on the annual revenue of USAA Asset Management Company attributable to all “non-managed money”-related AUM in each of the first four years following the closing date. In the fourth quarter of 2020, we paid $37.5 million in cash to sellers for the first annual contingent payment. In the fourth quarter of 2021, we paid $37.5 million in cash to sellers for the second annual contingent payment. In the fourth quarter of 2022, the Company paid $37.5 million in cash to sellers for the third annual earn out period for the USAA AMCO Acquisition.

The estimated fair value of contingent consideration payable to sellers was estimated at $32.0 million at March 31, 2023 as compared to $27.7 million at December 31, 2022 and is included in consideration payable for acquisition of business in the unaudited Condensed Consolidated Balance Sheets. The increase in the liability of $4.3 million for the three months ended March 31, 2023 was recorded in change in value of consideration payable for acquisition of business in the unaudited Condensed Consolidated Statements of Operations. Refer to Note 4, Acquisitions, for further details on the USAA AMCO Acquisition.

Business Highlights

Assets under management:

•
AUM at March 31, 2023 increased by $5.7 billion, or 3.7%, to $158.6 billion from $153.0 billion at December 31, 2022, driven by market appreciation of $6.9 billion partially offset by net outflows of $1.2 billion. Total gross flows for the first quarter were $6.1 billion, including long-term gross flows of $5.8 billion.
•
AUM at March 31, 2023 and 2022 was $158.6 billion and $178.1 billion, respectively. We experienced $6.9 billion in market appreciation for the three months ended March 31, 2023 compared to $8.3 billion in negative market action for the same period in 2022. We generated $6.1 billion in gross sales including $5.8 billion in long-term gross sales and $1.2 billion in total net outflows for the three months ended March 31, 2023 compared to $11.1 billion in gross flows inclusive of $11.0 billion in long-term gross sales and $3.0 billion in total net inflows for the same period in 2022.

Investment performance:

•
44 of our Victory Capital mutual funds and ETFs had overall Morningstar ratings of four or five stars and 66% of our fund and ETF AUM were rated four or five stars overall by Morningstar. 54% of our strategies by AUM had investment returns in excess of their respective benchmarks over a one-year period, 73% over a three-year period, 78% over a five-year period and 79% over a ten-year period. On an equal-weighted basis, 56% of our strategies have outperformed their benchmarks over a one-year period, 68% over a three-year period, 60% over a five-year period and 66% over a ten-year period.

Financial highlights:

•
Total revenue for the three months ended March 31, 2023 was $201.3 million compared to $230.0 million for the same period in 2022.
•
Net income was $49.3 million for the three months ended March 31, 2023 compared to $71.3 million for the same period in 2022.
•
Adjusted EBITDA was $99.2 million for the three months ended March 31, 2023, or 49.3% of revenue, compared to $114.4 million, or 49.7% of revenue, for the same period in 2022. Refer to “Supplemental Non-GAAP Financial Information” for further information about the Adjusted EBITDA calculation and reconciliation of generally accepted accounting principles (“GAAP”) net income to Adjusted EBITDA.
•
Adjusted Net Income with tax benefit was $75.2 million for the three months ended March 31, 2023 compared to $90.4 million for the three months ended March 31, 2022. Refer to “Supplemental Non-GAAP Financial Information” for further information about the Adjusted Net Income calculation and reconciliation of GAAP net income to Adjusted Net Income.

Key Performance Indicators

The following table is a summary of key performance indicators utilized by management to assess results of operations:

	Three Months Ended March 31,
($ in millions, except for basis points and percentages)	2023	2022
AUM at period end	$158,621	$178,098
Average AUM	157,817	176,863
Gross flows	6,089	11,136
Net short term flows	(9)	(53)
Net long term flows	(1,235)	3,043
Net flows	(1,244)	2,990
Total revenue	201.3	230.0
Revenue on average AUM	51.7 bps	52.7 bps
Net income	49.3	71.3
Adjusted EBITDA(1)	99.2	114.4
Adjusted EBITDA Margin(2)	49.3%	49.7%
Adjusted Net Income(1)	65.6	81.1
Tax benefit of goodwill and acquired intangibles(3)	9.5	9.3

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

The following table presents our AUM by asset class as of the dates indicated:

	As of
	March 31,
(in millions)	2023	2022
Solutions	$54,416	$58,656
Fixed Income	26,535	33,071
U.S. Mid Cap Equity	29,035	30,543
U.S. Small Cap Equity	15,648	18,489
Global / Non-U.S. Equity	14,868	15,654
U.S. Large Cap Equity	11,425	14,548
Alternative Investments	3,317	4,025
Total Long-Term Assets	$155,244	$174,985
Money Market & Short-Term Assets	3,377	3,113
Total	$158,621	$178,098

The following tables summarize our asset flows by asset class for the periods indicated:

	U.S. Mid	U.S. Small		U.S. Large	Global /				Money
	Cap	Cap	Fixed	Cap	Non-U.S.		Alternative	Total	Market /
(in millions)	Equity	Equity	Income	Equity	Equity	Solutions	Investments	Long-term	Short-term	Total
For the Three Months Ended March 31, 2023
Beginning AUM	$27,892	$15,103	$26,353	$10,973	$14,160	$51,507	$3,663	$149,649	$3,302	$152,952
Gross client cash inflows	1,600	986	1,187	84	378	1,217	397	5,848	241	6,089
Gross client cash outflows	(1,092)	(873)	(1,571)	(384)	(544)	(1,778)	(840)	(7,083)	(250)	(7,333)
Net client cash flows	508	113	(385)	(300)	(166)	(561)	(444)	(1,235)	(9)	(1,244)
Market appreciation / (depreciation)	637	423	615	822	920	3,366	96	6,880	34	6,914
Realizations and distributions	—	—	—	—	—	—	—	—	—	—
Net transfers	(1)	9	(48)	(69)	(46)	104	2	(50)	50	—
Ending AUM	$29,035	$15,648	$26,535	$11,425	$14,868	$54,416	$3,317	$155,244	$3,377	$158,621
For the Three Months Ended March 31, 2022
Beginning AUM	$30,578	$20,094	$35,154	$15,766	$16,050	$60,364	$2,548	$180,554	$3,100	$183,654
Gross client cash inflows	2,433	1,118	1,604	126	1,241	2,802	1,688	11,012	124	11,136
Gross client cash outflows	(1,834)	(1,352)	(2,149)	(383)	(618)	(1,475)	(157)	(7,969)	(176)	(8,145)
Net client cash flows	599	(235)	(545)	(258)	624	1,327	1,531	3,043	(53)	2,990
Market appreciation / (depreciation)	(655)	(1,381)	(1,541)	(1,083)	(1,096)	(2,470)	(28)	(8,255)	5	(8,250)
Realizations and distributions	—	—	—	—	—	—	(30)	(30)	—	(30)
Net transfers	21	11	3	123	77	(565)	3	(327)	61	(266)
Ending AUM	$30,543	$18,489	$33,071	$14,548	$15,654	$58,656	$4,025	$174,985	$3,113	$178,098

The following table presents our AUM by distribution channel as of the dates indicated:

	As of March 31,
	2023		2022
(in millions)	Amount	% of total	Amount	% of total
Retail	$58,585	37%	$64,297	36%
Direct	54,667	34%	63,304	36%
Institutional	45,368	29%	50,498	28%
Total AUM(1)	$158,621	100%	$178,098	100%

(1)
The allocation of AUM by distribution channel involves the use of estimates and the exercise of judgment.

The following tables summarize our asset flows by vehicle for the periods indicated:

			Separate
			Accounts and
			Other Pooled
(in millions)	Mutual Funds(1)	ETFs(2)	Vehicles(3)	Total
Three Months Ended March 31, 2023
Beginning AUM	$99,447	$5,627	$47,877	$152,952
Gross client cash inflows	4,546	218	1,325	6,089
Gross client cash outflows	(5,406)	(233)	(1,694)	(7,333)
Net client cash flows	(860)	(16)	(369)	(1,244)
Market appreciation (depreciation)	4,650	(47)	2,311	6,914
Realizations and distributions	—	—	—	—
Net transfers	9	(9)	—	—
Ending AUM	$103,246	$5,555	$49,819	$158,621
Three Months Ended March 31, 2022
Beginning AUM	$124,142	$4,871	$54,641	$183,654
Gross client cash inflows	6,590	543	4,003	11,136
Gross client cash outflows	(6,383)	(69)	(1,694)	(8,145)
Net client cash flows	207	474	2,308	2,990
Market appreciation (depreciation)	(5,964)	(99)	(2,187)	(8,250)
Realizations and distributions	—	—	(30)	(30)
Net transfers	(266)	—	—	(266)
Ending AUM	$118,119	$5,246	$54,733	$178,098

(1)
Includes institutional and retail share classes, money market and Variable Insurance Products or VIP funds.
(2)
Represents only ETF assets held by third parties. Excludes ETF assets held by other Victory Capital products.
(3)
Includes collective trust funds, wrap program accounts, UMAs, UCITS, private funds and non-U.S. domiciled pooled vehicles.

March 31, 2023 AUM compared to December 31, 2022 AUM. At March 31, 2023, our total AUM was $158.6 billion, an increase of $5.7 billion, or 3.7%, from $153.0 billion at December 31, 2022, primarily due to market appreciation of $6.9 billion partially offset by net outflows of $1.2 billion.

Net outflows were driven by our Solutions platform, Alternative investments platform, fixed income strategies and U.S. large cap equity strategies of $0.6 billion, $0.4 billion, $0.4 billion, and $0.3 billion, respectively, partially offset by net inflows from our U.S. mid cap equity strategies and U.S. small cap equity strategies of $0.5 billion and $0.1 billion, respectively.

GAAP Results of Operations

The following table presents our GAAP results of operations for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
(in thousands, except per share data)	2023	2022
Revenue
Investment management fees	$156,836	$179,465
Fund administration and distribution fees	44,484	50,554
Total revenue	201,320	230,019

Expenses
Personnel compensation and benefits	57,602	64,901
Distribution and other asset-based expenses	37,654	43,584
General and administrative	12,388	12,762
Depreciation and amortization	11,680	10,607
Change in value of consideration payable for acquisition of business	7,400	(3,500)
Acquisition-related costs	2	117
Restructuring and integration costs	29	9
Total operating expenses	126,755	128,480

Income from operations	74,565	101,539

Other income (expense)
Interest income and other income (expense)	1,544	(207)
Interest expense and other financing costs	(14,239)	(9,233)
Loss on debt extinguishment	—	(1,555)
Total other income (expense), net	(12,695)	(10,995)

Income before income taxes	61,870	90,544

Income tax expense	(12,597)	(19,271)

Net income	$49,273	$71,273

Earnings per share of common stock
Basic	$0.73	$1.04
Diluted	$0.71	$0.97

Weighted average number of shares outstanding
Basic	67,288	68,747
Diluted	69,727	73,652

Dividends declared per share of common stock	$0.32	$0.25

Investment Management Fees

Three months ended March 31, 2023 compared to March 31, 2022. Investment management fees decreased by $22.6 million, or 12.6%, to $156.8 million for the three months ended March 31, 2023 from $179.5 million for the same period in 2022 due to a decrease in average AUM year over year. Average AUM was $157.8 billion for the three months ended March 31, 2023 compared to $176.9 billion for the same period in 2022.

Fund Administration and Distribution Fees

Three months ended March 31, 2023 compared to March 31, 2022. Fund administration and distribution fees decreased by $6.1 million, or 12.0%, to $44.5 million for the three months ended March 31, 2023 from $50.6 million for the same period in 2022 mostly due to a decrease in fund administration fees as well as decrease in transfer agent fees.

Personnel Compensation and Benefits

The following table presents the components of GAAP personnel compensation and benefits expense for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in thousands)	2023	2022
Salaries, payroll related taxes and employee benefits	$24,457	$23,712
Incentive compensation	21,919	26,143
Sales-based compensation(1)	5,420	8,571
Equity awards granted to employees and directors(2)	4,253	3,945
Acquisition and transaction-related compensation	1,553	2,530
Total personnel compensation and benefits expense	$57,602	$64,901

(1)
Represents sales-based commissions paid to our distribution teams. Sales-based compensation varies based on gross client cash flows and revenue earned on sales.
(2)
Equity awards typically vest over several years based on service and the achievement of specific business and financial targets. The value of the equity awards is recognized as compensation expense over the vesting period.

Three months ended March 31, 2023 compared to March 31, 2022. Personnel compensation and benefits were $57.6 million for the first quarter of 2023, a decrease of $7.3 million, or 11.2%, from $64.9 million for the same period in 2022 attributable to a decrease in variable costs such as sales commissions and the incentive compensation pool for employees.

Distribution and Other Asset‑Based Expenses

The following table presents the components of distribution and other asset-based expenses for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in thousands)	2023	2022
Broker-dealer distribution fees	$5,249	$6,165
Platform distribution fees	23,123	26,617
Sub-administration	3,921	4,226
Sub-advisory	2,735	3,885
Middle-office	2,626	2,691
Total distribution and other asset-based expenses	$37,654	$43,584

Three months ended March 31, 2023 compared to March 31, 2022. Distribution and other asset-based expenses were $37.7 million for the three months ended March 31, 2023, compared to $43.6 million for the same period in 2022. The decrease of $5.9 million, or 13.6% was primarily due to a decrease in average AUM over the comparable period.

General and Administrative

Three months ended March 31, 2023 compared to March 31, 2022. General and administrative expenses were $12.4 million for the three months ended March 31, 2023 compared to $12.8 million for the same period in 2022. The decrease of $0.4 million, or 2.9%, was primarily due to decreases in technology and business related expenses.

Depreciation and Amortization

Three months ended March 31, 2023 compared to March 31, 2022. Depreciation and amortization increased $1.1 million, or 10.1%, to $11.7 million for the three months ended March 31, 2023 from $10.6 million for the same period in 2022, primarily due to the increase in amortization expense related to definite-lived intangible assets in connection with the USAA acquisition.

Change in Value of Consideration Payable for Acquisition of Business

Three months ended March 31, 2023 compared to March 31, 2022. The change in value of consideration payable for acquisition of business increased $7.4 million as a result of increases of $4.3 million and $3.1 million in the fair value of the contingent consideration associated with the USAA AMCO and WestEnd Acquisitions, respectively, for the three months ended March 31, 2023. For the three months ended March 31, 2022, the change in value of consideration payable for acquisition of business decreased $3.5 million as a result of decreases of $2.8 million and $0.7 million in the fair value of the contingent consideration associated with the USAA AMCO and WestEnd Acquisitions, respectively. Refer to Note 4, Acquisitions, for further details on the fair value of contingent consideration payable.

Acquisition‑Related Costs

Three months ended March 31, 2023 compared to March 31, 2022. Acquisition-related costs were $2 thousand and $117 thousand for the three months ended March 31, 2023 and 2022, respectively.

Restructuring and Integration Costs

Three months ended March 31, 2023 compared to March 31, 2022. Restructuring and integration costs for the three months ended March 31, 2023 and 2022 were $29 thousand and $9 thousand.

Interest Income and Other Income/(Expense)

Three months ended March 31, 2023 compared to March 31, 2022. Interest income and other income/(expense) was income of $1.5 million for the three months ended March 31, 2023 compared to expense of $0.2 million for the same period in 2022. The income was primarily due to a $0.7 million increase in the net unrealized fair value of deferred compensation plan investments for the three months ended March 31, 2023 compared to a $0.3 million reduction in the net unrealized fair value of deferred compensation plan investments for the same period in 2022.

Interest Expense and Other Financing Costs

Three months ended March 31, 2023 compared to March 31, 2022. Interest expense and other financing costs increased $5.0 million to $14.2 million for the three months ended March 31, 2023, compared to $9.2 million for the same period in 2022 due a higher average interest rate, partially offset by a lower debt principal balance over the comparable period.

Loss on Debt Extinguishment

Three months ended March 31, 2023 compared to March 31, 2022. The Company had no losses on debt extinguishment for the three months ended March 31, 2023. For the three months ended March 31, 2022, loss on debt extinguishment was $1.6 million. Refer to Note 9, Debt, for further details on the 2019 Credit Agreement.

Income Tax Expense

Three months ended March 31, 2023 compared to March 31, 2022. The effective tax rate for the three months ended March 31, 2023 and 2022 was 20.4% and 21.3%, respectively. The decrease was primarily due to an increase in excess tax benefits on share-based compensation over the comparable period.

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

The following table sets forth a reconciliation from GAAP financial measures to non-GAAP measures for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2023	2022
Reconciliation of non-GAAP financial measures:
Net income (GAAP)	$49,273	$71,273
Income tax expense	(12,597)	(19,271)
Income before income taxes	$61,870	$90,544
Interest expense(1)	13,482	8,724
Depreciation(2)	1,971	1,954
Other business taxes(3)	384	590
Amortization of acquisition-related intangible assets(4)	9,709	8,656
Stock-based compensation(5)	2,004	2,633
Acquisition, restructuring and exit costs(6)	8,984	(844)
Debt issuance costs(7)	748	2,061
Earnings/losses from equity method investments(8)	—	57
Adjusted EBITDA	$99,152	$114,375

	Three Months Ended March 31,
(in thousands)	2023	2022
Reconciliation of non-GAAP financial measures:
Net income (GAAP)	$49,273	$71,273
Adjustments to reflect the operating performance of the Company:
i. Other business taxes(3)	384	590
ii. Amortization of acquisition-related intangible assets(4)	9,709	8,656
iii. Stock-based compensation(5)	2,004	2,633
iv. Acquisition, restructuring and exit costs(6)	8,984	(844)
v. Debt issuance costs(7)	748	2,061
Tax effect of above adjustments(9)	(5,457)	(3,274)
Adjusted Net Income	$65,645	$81,095
Tax benefit of goodwill and acquired intangibles(10)	$9,524	$9,322

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
(6)
Adding back direct incremental costs of acquisitions, including restructuring costs.

	Three Months Ended March 31,
(in thousands)	2023	2022
Acquisition-related costs	$2	$117
Restructuring and integration costs	29	9
Change in value of consideration payable for acquisition of business	7,400	(3,500)
General and administrative	—	—
Personnel compensation and benefits	1,553	2,530
Total acquisition, restructuring and exit costs	$8,984	$(844)

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

The following table shows our liquidity position as of March 31, 2023 and December 31, 2022.

	March 31,	December 31,
(in thousands)	2023	2022
Cash and cash equivalents	$38,335	$38,171
Accounts and other receivables	85,368	84,473
Undrawn commitment on credit facility(1)	100,000	100,000
Accounts and other payables	(101,798)	(109,320)

(1)
The balance at March 31, 2023 represents the Company’s $99.9 million revolving credit facility and a $0.1 million standby letter of credit used as collateral for THB’s real estate location.

We manage our cash balances in order to fund our day-to-day operations. Our accounts receivable consists primarily of investment management fees that have been earned but not yet received from clients, income and other taxes receivable, and amounts receivable from the funds. We perform a review of our receivables on a monthly basis to assess collectability. We maintained a $100.0 million revolving credit facility at March 31, 2023 and December 31, 2022 (under the 2019 Credit Agreement) which had approximately $100.0 million undrawn as of March 31, 2023 and December 31, 2022.

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

At March 31, 2023, the $450 million notional value Swap had a fair value of $40.2 million, which was included in other assets on the unaudited Condensed Consolidated Balance Sheets. For the three months ended March 31, 2023 and 2022, the Company reclassified income of $4.2 million and losses of $0.9 million, respectively, from accumulated other comprehensive income (loss) to interest expense and other financing costs on the unaudited Condensed Consolidated Statements of Operations as a result of changes in the fair value of the Swap. Refer to Note 14, Derivatives, for further information on the Swap.

Contingent Consideration

At March 31, 2023, the Company had $237.8 million in contingent consideration that is estimated to be payable over the next year and three years resulting from the USAA AMCO and WestEnd Acquisitions, respectively. For the three months ended March 31, 2023, the Company recorded increases of $4.3 million and $3.1 million in contingent payment liabilities associated with the USAA AMCO Acquisition and WestEnd Acquisitions, respectively, which is included in consideration payable for acquisition of business in the unaudited Condensed Consolidated Balance Sheets.

At March 31, 2023, the estimated fair value of the USAA AMCO Acquisition payment was $32.0 million, and a maximum of $37.5 million in contingent consideration ($37.5 million for the remaining year of the earn out period) is potentially payable to sellers. At March 31, 2023, the estimated fair value of the WestEnd Acquisition contingent payments was $205.8 million, and a maximum of $320.0 million in contingent consideration ($80.0 million per year) is potentially payable to sellers.

There were no other significant changes to our contractual obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Cash Flows

The following table is derived from our unaudited Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash provided by operating activities	$64,156	$74,813
Net cash used in investing activities	(1,546)	(4,119)
Net cash used in financing activities	(62,469)	(101,645)

Operating Activities – Cash provided by operating activities during the three months ended March 31, 2023 was $64.2 million, compared to $74.8 million of cash provided by operating activities for the same period in 2022. The $10.7 million decrease in cash provided by operating activities was primarly due to a $22.0 million decrease in net income partially offset by increases of $6.9 million and $4.5 million in non-cash and net working capital items, respectively.

Cash provided by operating activities during the three months ended March 31, 2022 was $74.8 million and consisted of $71.3 million of net income and $23.1 million of non-cash items, partially offset by $19.6 million in working capital items.

Investing Activities – Cash used in investing activities during the three months ended March 31, 2023 was $1.5 million and consisted of net trading activity of $1.0 million and $0.6 million of property and equipment purchases. The nature of our trading activities is further described in Note 2, Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Cash used in investing activities during the three months ended March 31, 2022 was $4.1 million and consisted of net trading activity of $1.1 million, $1.2 million of property and equipment purchases and $1.5 million in the purchase of equity method investment in Alderwood.

Financing Activities – Cash used in financing activities during the three months ended March 31, 2023 was $62.5 million and was mostly attributable to repurchases of common stock, payment of dividends, and payment of taxes related to net share settlements of $34.4 million, $22.1 million, and $7.7 million, respectively.

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

The value of our AUM was approximately $159 billion at March 31, 2023. A 10% increase or decrease in the value of our AUM, if proportionately distributed over all of our strategies, products and client relationships, would cause an annualized increase or decrease in our revenues of approximately $82.7 million at our weighted-average fee rate of 52 basis points for the quarter ended March 31, 2023. Because of declining fee rates from larger relationships and differences in our fee rates across investment strategies, a change in the composition of our AUM, in particular, an increase in the proportion of our total AUM attributable to strategies, clients or relationships with lower effective fee rates, could have a material negative impact on our overall weighted-average fee rate. The same 10% increase or decrease in the value of our total AUM, if attributed entirely to a proportionate increase or decrease in the AUM of the Victory Funds, to which we provide a range of services in addition to those provided to institutional separate accounts, would cause an annualized increase or decrease in our revenues of approximately $97.0 million at the Victory Funds’ aggregate weighted-average fee rate of 61 basis points for the quarter ended March 31, 2023. If the same 10% increase or decrease in the value of our total AUM was attributable entirely to a proportionate increase or decrease in the assets of our institutional separate accounts, it would cause an annualized increase or decrease in our revenues of approximately $50.9 million at the weighted-average fee rate across all of our institutional separate accounts of 32 basis points for the quarter ended March 31, 2023.

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

We have not adopted a corporate-level risk management policy to manage this exchange rate risk. Assuming 9% of our AUM are invested in securities denominated in currencies other than the U.S. dollar and excluding the impact of any hedging arrangement, a 10% increase or decrease in the value of the U.S. dollar would decrease or increase the fair value of our AUM by approximately $1.4 billion, which would cause an annualized increase or decrease in revenues of approximately $7.3 million at our weighted-average fee rate for the business of 52 basis points for the quarter ended March 31, 2023.

We operate in several foreign countries and incur operating expenses associated with these operations. In addition, we have revenue and revenue-sharing arrangements that are denominated in non-U.S. currencies. We do not believe foreign currency fluctuations materially affect our results of operations.

Interest Rate Risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. On March 27, 2020, the Company executed the Swap, a floating-to-fixed interest rate swap transaction, to effectively fix the interest rate at 3.465% on $450 million of its outstanding Term Loan through the Term Loan maturity date of July 2026. On February 18, 2021, pursuant to the Second Amendment, the Company lowered the spread on the Term Loan by 0.25% resulting in a new fixed rate of 3.215% on the $450 million of Term Loan subject to the Swap. On September 26, 2022, the Company and the Swap counterparty executed an amendment to the Swap to update LIBOR conventions to SOFR conventions and to modify the fixed rate for the change from three-month LIBOR to three-month Term SOFR effective on October 6, 2022. There is no change to the $450 million notional value, the July 1, 2026 expiration date, the quarterly payment frequency or the designated three-month maturity from the Swap Amendment. The interest rate effectively fixed by the Swap on $450 million of the Company’s outstanding term loan debt through July 1, 2026 changed from 3.22% to 3.15% as a result of the Swap Amendment. Refer to Note 14, Derivatives, for further information on the Swap. At March 31, 2023, we were exposed to interest rate risk as a result of the unhedged amounts outstanding under the 2019 Credit Agreement, as amended. Refer to Note 9, Debt, for a description of the amounts outstanding as of such date and the applicable interest rate.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) at March 31, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. The Company is not currently a party to any material legal proceedings.

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC and the information contained in this report. The declaration, payment and determination of the amount of our quarterly dividends may change at any time. In making decisions regarding our quarterly dividends, we consider general economic and business conditions, our strategic plans and prospects, our businesses and investment opportunities, our financial condition and operating results, working capital requirements and anticipated cash needs, contractual restrictions (including under the terms of our 2019 Credit Agreement as amended) and legal, tax, regulatory and such other factors as we may deem relevant. There have been no material changes to the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer purchases of equity securities.

In March 2023, the Company’s Board of Directors approved a new share repurchase program (the “2023 Share Repurchase Program”) authorizing the repurchase of up to $100.0 million of the Company’s Common Stock. Under the 2023 Share Repurchase Program, which took effect in February 2023, the Company may purchase its shares from time to time through March 31, 2025 in privately negotiated transactions, through block trades, pursuant to open market purchases, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the SEC. The amount and timing of purchases under the 2023 Share Repurchase Program will depend on a number of factors including the price and availability of the Company’s shares, trading volume, capital availability, Company performance and general economic and market conditions. The 2023 Share Repurchase Program can be suspended or discontinued at any time. The former $100.0 million share repurchase program, which took effect in May 2022, was completed in March 2023.

During the three months ended March 31, 2023, the Company repurchased 1.0 million shares of Common Stock at a total cost of $32.9 million, which included $0.2 million of excise taxes payable on shares repurchased, for an average price of $31.88 per share. During the same period in 2022, 0.3 million shares were repurchased at a total cost of $9.4 million for an average price of $32.26.

As of March 31, 2023, a total of $96.0 million was available for future repurchases under the 2023 Share Repurchase Program, and a cumulative total of 8.1 million shares of Common Stock had been repurchased under programs authorized by the Company’s Board of Directors at a total cost of $194.2 million for an average price of $23.87 per share.

The following table sets out information regarding purchases of equity securities by the Company for the three months ended March 31, 2023.

				Approximate Dollar Value
	Total Number of		Total Number of Shares of	That May Yet Be Purchased
	Shares of	Average Price	Stock Purchased as Part of	Under Outstanding
	Common Stock	Paid Per Share	Publicly Announced	Plans or Programs
Period	Purchased	of Common Stock	Plans or Programs	(in millions)
Jan 1-31, 2023	—	$—	—	$28.8
Feb 1-28, 2023	158,234	33.43	158,234	23.5
March 1-31, 2023	873,729	31.60	873,729	96.0
Total	1,031,963	$31.88	1,031,963

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
101

The following information formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2023 and 2022, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022, (v) Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2023 and 2022; (vi) Notes to Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2023 and 2022.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of May, 2023.

VICTORY CAPITAL HOLDINGS, INC.

By:	/s/ MICHAEL D. POLICARPO
	Name:	Michael D. Policarpo
	Title:	President, Chief Financial Officer and Chief Administrative Officer