Form 10-Q
period 2023-06-30
Victory Capital Holdings, Inc.
filed 2023-08-04
CIK 1570827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

The number of outstanding shares of the registrant’s Common Stock, par value $0.01 per share as of July 31, 2023 was 65,767,516.

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

Forward‑looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Although we believe the expectations reflected in the forward‑looking statements are reasonable, we can give no assurance that these expectations will prove to have been correct. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. Actual events, results and outcomes may differ materially from our expectations due to a variety of known and unknown risks, uncertainties and other factors. Although it is not possible to identify all of these risks and factors, they include, among others, the following; reductions in assets under management (“AUM”) based on investment performance, client withdrawals, difficult market conditions and other factors such as a pandemic; the nature of our contracts and investment advisory agreements; our ability to maintain historical returns and sustain our historical growth; our dependence on third parties to market our strategies and provide products or services for the operation of our business; our ability to retain key investment professionals or members of our senior management team; our reliance on the technology systems supporting our operations; our ability to successfully acquire and integrate new companies; the concentration of our investments in long only small‑ and mid‑cap equity and U.S. clients; risks and uncertainties associated with non‑U.S. investments; our efforts to establish and develop new teams and strategies; the ability of our investment teams to identify appropriate investment opportunities; our ability to limit employee misconduct; our ability to meet the guidelines set by our clients; our exposure to potential litigation (including administrative or tax proceedings) or regulatory actions; our ability to implement effective information and cyber security policies, procedures and capabilities; our substantial indebtedness; the potential impairment of our goodwill and intangible assets; disruption to the operations of third parties whose functions are integral to our exchange traded fund (“ETF”) platform; our determination that we are not required to register as an “investment company” under the 1940 Act; the fluctuation of our expenses; our ability to respond to recent trends in the investment management industry; the level of regulation on investment management firms and our ability to respond to regulatory developments; the competitiveness of the investment management industry; the level of control over us retained by Crestview Partners II GP, L.P.; our status as an emerging growth company ("EGC"); and other risks and factors included, but not limited to, those listed under the caption “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2023, which is accessible on the SEC’s website at www.sec.gov.

In light of these risks, uncertainties and other factors, the forward‑looking statements contained in this report might not prove to be accurate. All forward‑looking statements speak only as of the date made and we undertake no obligation to update or revise publicly any forward‑looking statements, whether as a result of new information, future events or otherwise.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except shares data)

	June 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$43,780	$38,171
Receivables	92,964	84,473
Prepaid expenses	7,028	8,443
Investments, at fair value	29,991	27,266
Property and equipment, net	22,485	21,146
Goodwill	981,805	981,805
Other intangible assets, net	1,297,574	1,314,637
Other assets	62,794	64,958
Total assets	$2,538,421	$2,540,899

Liabilities and stockholders' equity
Accounts payable and accrued expenses	$57,438	$50,862
Accrued compensation and benefits	46,177	58,458
Consideration payable for acquisition of business	239,300	230,400
Deferred tax liability, net	119,757	108,138
Other liabilities	42,272	42,117
Long-term debt, net	987,376	985,514
Total liabilities	1,492,320	1,475,489

Stockholders' equity
Common stock, $0.01 par value per share: 2023 - 600,000,000 shares authorized, 81,725,730 shares issued and 65,618,689 shares outstanding; 2022 - 600,000,000 shares authorized, 80,528,137 shares issued and 67,325,534 shares outstanding	817	805
Additional paid-in capital	717,208	705,466
Treasury stock, at cost: 2023 - 16,107,041 shares; 2022 - 13,202,603 shares	(377,670)	(285,425)
Accumulated other comprehensive income	34,287	35,442
Retained earnings	671,459	609,122
Total stockholders' equity	1,046,101	1,065,410
Total liabilities and stockholders' equity	$2,538,421	$2,540,899

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Investment management fees	$159,410	$168,129	$316,246	$347,594
Fund administration and distribution fees	44,816	47,877	89,300	98,431
Total revenue	204,226	216,006	405,546	446,025

Expenses
Personnel compensation and benefits	54,940	57,582	112,542	122,483
Distribution and other asset-based expenses	37,344	40,868	74,998	84,452
General and administrative	13,250	13,921	25,638	26,683
Depreciation and amortization	9,650	10,758	21,330	21,365
Change in value of consideration payable for acquisition of business	1,500	(26,600)	8,900	(30,100)
Acquisition-related costs	16	143	18	260
Restructuring and integration costs	—	8	29	17
Total operating expenses	116,700	96,680	243,455	225,160

Income from operations	87,526	119,326	162,091	220,865

Other income (expense)
Interest income and other (expense) income	1,971	(3,443)	3,515	(3,650)
Interest expense and other financing costs	(14,902)	(9,925)	(29,141)	(19,158)
Loss on debt extinguishment	—	(963)	—	(2,518)
Total other expense, net	(12,931)	(14,331)	(25,626)	(25,326)

Income before income taxes	74,595	104,995	136,465	195,539

Income tax expense	(17,924)	(25,790)	(30,521)	(45,061)

Net income	$56,671	$79,205	$105,944	$150,478

Earnings per share of common stock
Basic	$0.85	$1.16	$1.58	$2.19
Diluted	$0.83	$1.09	$1.53	$2.05

Weighted average number of shares outstanding
Basic	66,466	68,521	66,874	68,633
Diluted	68,500	72,867	69,037	73,265

Dividends declared per share of common stock	$0.32	$0.25	$0.64	$0.50

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$56,671	$79,205	$105,944	$150,478

Other comprehensive income (loss), net of tax
Net unrealized income (loss) on cash flow hedges	3,919	5,214	(1,169)	21,490
Net unrealized (loss) income on foreign currency translation	(6)	(210)	14	(287)
Total other comprehensive income (loss), net of tax	3,913	5,004	(1,155)	21,203

Comprehensive income	$60,584	$84,209	$104,789	$171,681

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In thousands)

				Accumulated
			Additional	Other
			Paid-In	Comprehensive	Retained
	Common Stock	Treasury Stock	Capital	Income	Earnings	Total
Balance, December 31, 2022	$805	$(285,425)	$705,466	$35,442	$609,122	$1,065,410
Issuance of common stock	—	—	60	—	—	60
Repurchase of shares	—	(32,903)	—	—	—	(32,903)
Shares withheld related to net settlement of equity awards	—	(11,656)	—	—	—	(11,656)
Vesting of restricted share grants	7	—	(7)	—	—	—
Exercise of options	3	—	1,707	—	—	1,710
Other comprehensive income	—	—	—	(5,068)	—	(5,068)
Share-based compensation	—	—	4,252	—	—	4,252
Dividends paid	—	—	—	—	(22,524)	(22,524)
Net income	—	—	—	—	49,273	49,273
Balance, March 31, 2023	815	(329,984)	711,478	30,374	635,871	1,048,554
Issuance of common stock	—	—	51	—	—	51
Repurchase of shares	—	(44,496)	—	—	—	(44,496)
Shares withheld related to net settlement of equity awards	—	(3,190)	—	—	—	(3,190)
Exercise of options	2	—	1,437	—	—	1,439
Other comprehensive loss	—	—	—	3,913	—	3,913
Share-based compensation	—	—	4,242	—	—	4,242
Dividends paid	—	—	—	—	(21,083)	(21,083)
Net income	—	—	—	—	56,671	56,671
Balance, June 30, 2023	$817	$(377,670)	$717,208	$34,287	$671,459	$1,046,101

				Accumulated
			Additional	Other
			Paid-In	Comprehensive	Retained
	Common Stock	Treasury Stock	Capital	Income	Earnings	Total
Balance, December 31, 2021	$772	$(153,200)	$673,572	$5,972	$402,811	$929,927
Issuance of common stock	—	—	69	—	—	69
Repurchase of shares	—	(9,437)	—	—	—	(9,437)
Shares withheld related to net settlement of equity awards	—	(9,317)	—	—	—	(9,317)
Vesting of restricted share grants	5	—	(5)	—	—	—
Exercise of options	2	—	1,231	—	—	1,233
Other comprehensive income	—	—	—	16,199	—	16,199
Share-based compensation	—	—	3,945	—	—	3,945
Dividends paid	—	—	—	—	(17,618)	(17,618)
Net income	—	—	—	—	71,273	71,273
Balance, March 31, 2022	779	(171,954)	678,812	22,171	456,466	986,274
Issuance of common stock	—	—	80	—	—	80
Repurchase of shares	—	(16,908)	—	—	—	(16,908)
Shares withheld related to net settlement of equity awards	—	(4,839)	—	—	—	(4,839)
Vesting of restricted share grants	1	—	(1)	—	—	—
Exercise of options	4	—	1,687	—	—	1,691
Other comprehensive income	—	—	—	5,004	—	5,004
Share-based compensation	—	—	4,965	—	—	4,965
Dividends paid	—	—	—	—	(17,291)	(17,291)
Net income	—	—	—	—	79,205	79,205
Balance, June 30, 2022	$784	$(193,701)	$685,543	$27,175	$518,380	$1,038,181

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net income	$105,944	$150,478
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	12,003	21,033
Depreciation and amortization	21,330	21,365
Deferred financing costs and derivative and accretion expense	2,104	2,296
Stock-based and deferred compensation	11,356	6,995
Change in fair value of contingent consideration obligations	8,900	(30,100)
Unrealized (appreciation) depreciation on investments	(1,375)	4,089
Noncash lease expense	(214)	196
Loss on equity method investment	—	66
Loss on debt extinguishment	—	2,518
Changes in operating assets and liabilities:
Receivables	(8,491)	13,419
Prepaid expenses	(928)	(1,107)
Other assets	(1,999)	(86)
Accounts payable and accrued expenses	5,388	(16,677)
Accrued compensation and benefits	(12,279)	(8,483)
Other liabilities	(177)	(947)
Net cash provided by operating activities	141,562	165,055

Cash flows from investing activities
Purchases of property and equipment	(2,572)	(2,910)
Purchases of investments	(4,292)	(10,043)
Sales of investments	2,942	8,181
Purchase of equity method investment	—	(1,500)
Acquisition of business and assets, net of cash acquired	—	(880)
Net cash used in investing activities	(3,922)	(7,152)

Cash flows from financing activities
Issuance of common stock	3,260	3,073
Repurchase of common stock	(79,912)	(29,363)
Payments of taxes related to net share settlement of equity awards	(11,775)	(8,556)
Repayments of long-term senior debt	—	(115,000)
Payment of dividends	(43,607)	(34,739)
Net cash used in financing activities	(132,034)	(184,585)

Effect of changes of foreign exchange rate on cash and cash equivalents	3	(133)

Net increase (decrease) in cash and cash equivalents	5,609	(26,815)
Cash and cash equivalents, beginning of period	38,171	69,533
Cash and cash equivalents, end of period	$43,780	$42,718

Supplemental cash flow information
Cash paid for interest	$32,729	$14,480
Cash paid for income taxes	24,465	23,154
Noncash items
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$—	$2,991

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

On July 1, 2019, the Company completed the acquisition (the “USAA AMCO Acquisition” or “USAA AMCO”) of USAA Asset Management Company and Victory Capital Transfer Agency, Inc. (“VCTA”), formerly known as the USAA Transfer Agency Company d/b/a USAA Shareholder Account Services. The USAA AMCO Acquisition included USAA’s mutual fund and ETF businesses and its 529 Education Savings Plan. Refer to Note 4, Acquisitions, for further details on the acquisition.

VCM is a registered investment adviser managing assets through mutual funds, institutional separate accounts, separately managed account products, unified managed account products, third-party ETF model strategies, collective trust funds, private funds, undertakings for the collective investment in transferrable securities, other pooled vehicles and ETFs.

VCM also provides mutual fund administrative services for the Victory Portfolios, Victory Variable Insurance Funds, the mutual fund series of the Victory Portfolios II and the Victory Portfolios III (collectively, the “Victory Funds”), a family of open-end mutual funds, and the VictoryShares (the Company’s ETF brand). Additionally, VCM employs all of the Company’s United States investment professionals across its Franchises and Solutions, which are not separate legal entities. VCM’s wholly-owned subsidiaries include RS Investment Management (Singapore) Pte. Ltd., RS Investments (Hong Kong) Limited, RS Investments (UK) Limited, Victory Capital Digital Assets, LLC and NEC Pipeline LLC.

VCS is registered with the SEC as an introducing broker-dealer and serves as distributor and underwriter for the Victory Funds, which includes the mutual funds of the Victory Portfolios III (the “Victory Funds III”) and the USAA 529 Education Savings Plan. VCS is also the placement agent for certain private funds managed by VCM. VCTA is registered with the SEC as a transfer agent for the Victory Funds III.

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

In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the financial condition, results of operations, and cash flows for the interim periods presented. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

New Accounting Pronouncements

Accounting Standards Adopted in 2023

•
Expected Credit Losses: In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 creates a new model for determining current expected credit losses (“CECL”) on trade and other receivables, net investments in leases, contract assets and long-term receivables. The CECL impairment model requires companies to consider the risk of loss even if it is remote and to include forecasts of future economic conditions as well as information about past events and current conditions. The effective date for calendar-year public business entities was January 1, 2020. As an EGC, the Company adopted ASU 2016-13 on January 1, 2023, and the adoption did not have a significant impact on the Company's consolidated financial statements.

Recently Issued Accounting Standards

•
Fair Value Measurements: In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” to clarify guidance for determining the fair value of certain equity securities and eliminate diversity in practice. ASU 2022-03 states that contractual sale restrictions should not be considered when measuring the fair value of an equity security and requires new disclosures for entities with equity securities subject to contractual sale restrictions. As the Company will lose its EGC status as of December 31, 2023, the Company will adopt ASU 2022-03 on January 1, 2024, the effective date for calendar-year public business entities. Because the Company does not have equity securities subject to contractual sale restrictions, ASU 2022-03 is not expected to have an impact on its consolidated financial statements.
NOTE 3. Revenue RECOGNITION

In accordance with revenue recognition standard requirements, the following table disaggregates our revenue by type and product:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Investment management fees
Mutual funds (Victory Funds)	$109,689	$117,354	$218,105	$244,827
ETFs (VictoryShares)	5,260	5,016	10,701	9,950
Separate accounts and other vehicles	42,653	46,314	85,235	94,612
Performance-based fees
Mutual funds (Victory Funds III)	1,712	(380)	2,402	(1,283)
Separate accounts and other vehicles	96	(175)	(197)	(512)
Total investment management fees	159,410	168,129	316,246	347,594

Fund administration and distribution fees
Administration fees
Mutual funds (Victory Funds)	$24,927	26,337	$49,303	54,721
ETFs (VictoryShares)	724	901	1,434	1,422
Distribution fees
Mutual funds (Victory Funds)	5,590	6,342	11,330	13,136
Transfer agent fees
Mutual funds (Victory Funds III)	13,575	14,297	27,233	29,152
Total fund administration and distribution fees	44,816	47,877	89,300	98,431

Total revenue	$204,226	$216,006	$405,546	$446,025

The following table presents balances of receivables:

(in thousands)	June 30, 2023	December 31, 2022
Customer receivables
Mutual funds (Victory Funds)	$54,533	$53,835
ETFs (VictoryShares)	2,075	2,239
Separate accounts and other vehicles	28,676	26,652
Receivables from contracts with customers	85,284	82,726
Non-customer receivables	7,680	1,747
Total receivables	$92,964	$84,473

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

NOTE 4. ACQUISITIONS

USAA AMCO Acquisition

Under the terms of the USAA AMCO Acquisition purchase agreement, a maximum of $150.0 million ($37.5 million per year) in contingent payments is payable to sellers based on the annual revenue of USAA Asset Management Company attributable to all “non-managed money”-related AUM in each of the first four years following the closing. To receive any contingent payment in respect of “non-managed money”-related assets for a given year, annual revenue from “non-managed money”-related assets must be at least 80% of the revenue run-rate (as calculated under the Stock Purchase Agreement) of the USAA Asset Management Company's “non-managed money”-related assets under management as of the closing date, and to achieve the maximum contingent payment for a given year, such annual revenue must total at least

100% of that closing date revenue run-rate. As of June 30, 2023, a maximum of $37.5 million in contingent consideration for the final earnout period was potentially payable to sellers.

As of June 30, 2023, the fair value of contingent consideration payable to sellers was estimated at $33.7 million, the present value of the expected payment for the last earnout period discounted at a rate that incorporates adjustments for credit risk and the subordination of the contingent consideration. At December 31, 2022, the estimated fair value of contingent consideration payable to sellers of $27.7 million was determined using a real options method, where revenue related to “non-managed money” assets was simulated in a risk-neutral framework to calculate expected probability-weighted earn out payments, which were then discounted from the expected payment dates at the relevant cost of debt. The fair value of contingent consideration payable to sellers is recorded in consideration payable for acquisition of business in the unaudited Condensed Consolidated Balance Sheets.

The increase in the liability of $1.7 million and $6.0 million for the three and six months ended June 30, 2023 and the decrease in the liability of $9.0 million and $11.8 million for the three and six months ended June 30, 2022 were recorded in change in value of consideration payable for acquisition of business in the unaudited Condensed Consolidated Statements of Operations.

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

The Company determined that substantially all of the contingent payments payable per the NEC purchase agreement represent compensation for post-closing services. Accordingly, these contingent payments were excluded from the purchase price for the NEC Acquisition. The Company records compensation expense over the estimated service period in an amount equal to the total contingent payments currently forecasted to be paid. NEC contingent payment compensation expense is included in personnel compensation and benefits in the unaudited Condensed Consolidated Statements of Operations.

For the three and six months ended June 30, 2023, the Company recorded $1.4 million and $3.0 million in NEC contingent payment compensation expense, respectively. Expense recorded for the three and six months ended June 30, 2022 was $1.7 million and $3.6 million, respectively.

The liability for NEC contingent payments totaled $11.1 million and $8.1 million as of June 30, 2023 and December 31, 2022, respectively, which is included in accrued compensation and benefits in the unaudited Condensed Consolidated Balance Sheets.

WestEnd Acquisition

On December 31, 2021, the Company completed the acquisition of 100% of the equity interests of WestEnd Advisors, LLC ("WestEnd"). Founded in 2004, and headquartered in Charlotte, North Carolina, WestEnd is an ETF strategist advisor that provides financial advisors with a turnkey, core model allocation strategy for either a holistic solution or complementary source of alpha. The firm offers four primary ETF strategies and one large cap core strategy in separately managed account structures.

The aggregate purchase price (the “WestEnd Purchase Price”) for the WestEnd Acquisition was $716.1 million, net of cash acquired, which included (i) $475.8 million in cash paid at closing (the “WestEnd Closing”) net of cash acquired, plus the acquisition date value of contingent payments due to sellers of $239.7 million plus $0.6 million paid in cash in April 2022 for net working capital adjustments. The contingent earn-out payments are based on net revenue of the WestEnd business during each of the first four years following the WestEnd Closing, subject to certain “catch-up” provisions over a five and one-half year period following the WestEnd Closing. A maximum of $320.0 million ($80.0 million per year) is payable to sellers in contingent payments.

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

The fair value of contingent consideration payable to sellers was estimated at $205.6 million as of June 30, 2023 and $202.7 million as of December 31, 2022. For the three and six months ended June 30, 2023, the change in the liability was a $0.2 million decrease and $2.9 million increase, respectively. For the three and six months ended June 30, 2022, the liability decreased by $17.6 million and $18.3 million, respectively. The impact of increasing or decreasing the valuation of the contingent consideration liability is recorded in change in value of consideration payable for acquisition of business in the unaudited Condensed Consolidated Statements of Operations.

Significant inputs to the valuation of contingent consideration payable to sellers as of June 30, 2023 and December 31, 2022 are as follows and are approximate values:

	June 30, 2023	December 31, 2022
Net revenue 5 year average annual growth rate	24%	28%
Market price of risk adjustment for revenue (continuous)	8%	11%
Revenue volatility	21%	20%
Discount rate	8%	8%
Years remaining in earn out period	4.3	4.8
Undiscounted estimated remaining earn out payments $ millions	$243 - $320	$247 - $320

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

The table below shows assets and liabilities measured at fair value on a recurring basis.

	As of June 30, 2023
(in thousands)	Total	Level 1	Level 2	Level 3
Financial Assets
Money market funds	$31,771	$31,771	$—	$—
Investments in proprietary funds	506	506	—	—
Deferred compensation plan investments	29,485	29,485	—	—
Interest rate swap asset	45,387	—	45,387	—
Total Financial Assets	$107,149	$61,762	$45,387	$—
Financial Liabilities
Contingent consideration arrangements	(239,300)	—	—	(239,300)
Total Financial Liabilities	$(239,300)	$—	$—	$(239,300)

	As of December 31, 2022
(in thousands)	Total	Level 1	Level 2	Level 3
Financial Assets
Money market fund	$24,575	$24,575	$—	$—
Investments in proprietary funds	466	466	—	—
Deferred compensation plan investments	26,800	26,800	—	—
Interest rate swap asset	46,931	—	46,931	—
Total Financial Assets	$98,772	$51,841	$46,931	$—
Financial Liabilities
Contingent consideration arrangements	(230,400)	—	—	(230,400)
Total Financial Liabilities	$(230,400)	$—	$—	$(230,400)

Level 1 assets consist of money market funds and open-end mutual funds. The fair values for these assets are determined utilizing quoted market prices for identical assets.

The interest rate swap (the “Swap”) asset represents amounts receivable under a floating-to-fixed interest rate swap transaction entered into by the Company on March 27, 2020. The fair value of the Swap is included in the unaudited Condensed Consolidated Balance Sheets in other assets at June 30, 2023 and December 31, 2022. Pricing was determined based on a third party, model-derived valuation in which all significant inputs are observable in active markets (Level 2). Refer to Note 14, Derivatives, for further detail on the Swap.

Contingent consideration arrangements include the USAA AMCO and WestEnd earn-out payment liabilities at June 30, 2023 and December 31, 2022. Contingent consideration arrangements are included in consideration payable for acquisition of business in the unaudited Condensed Consolidated Balance Sheets.

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

The following table presents the change in contingent consideration arrangement liabilities for the six months ended June 30, 2023.

(in thousands)	Contingent Consideration Liabilities
Balance, December 31, 2022	$230,400
USAA AMCO change in fair value measurement	6,000
WestEnd change in fair value measurement	2,900
Balance, June 30, 2023	$239,300

There were no transfers between any of the Level 1, 2 and 3 categories in the fair value measurement hierarchy from December 31, 2022 to June 30, 2023. The Company recognizes transfers at the end of the reporting period.

The net carrying value of accounts receivable and accounts payable approximates fair value due to the short‑term nature of these assets and liabilities. The fair value of our long-term debt as of June 30, 2023 is considered to be its carrying value as the interest rate on the bank debt is variable and approximates current market rates. As a result, Level 2 inputs are utilized to determine the fair value of our long‑term debt.

NOTE 6. Related-Party Transactions

The Company considers certain funds that it manages, including the Victory Funds, the VictoryShares, collective trust funds that it sponsors (the “Victory Collective Funds”), the NEC Funds and other pooled investment vehicles that it sponsors, to be related parties as a result of its advisory relationship.

The Company receives investment management, administrative, distribution and compliance fees in accordance with contracts that VCM and VCS have with the Victory Funds and has invested a portion of its balance sheet cash in the Victory Treasury Money Market Trust and earns interest on the amount invested in this fund.

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
•
Included in receivables (fund administration and distribution fees) are amounts due from the Victory Funds for fund administration services and compliance services, amounts due from the VictoryShares for fund administration services, amounts due from the Victory Funds III for transfer agent services and amounts due from the Victory Funds for sub-transfer agent services.
•
Included in prepaid expenses are amounts paid by VCM that will be invoiced to the NEC Funds in subsequent periods.
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

(in thousands)	June 30, 2023	December 31, 2022
Related party assets
Cash and cash equivalents	$31,771	$24,575
Receivables (investment management fees)	43,960	44,218
Receivables (fund administration and distribution fees)	15,111	14,379
Prepaid expenses	982	1,097
Investments (investments in proprietary funds, fair value)	506	466
Investments (deferred compensation plan investments, fair value)	29,357	24,852
Total	$121,687	$109,587

Related party liabilities
Accounts payable and accrued expenses (fund reimbursements)	$5,375	$5,838

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Related party revenue
Investment management fees	$121,910	$128,632	$241,893	$267,469
Fund administration and distribution fees	44,816	47,877	89,300	98,431
Total	$166,726	$176,509	$331,193	$365,900

Related party expense
General and administrative	$127	$93	$249	$209

Related party other income (expense)
Interest income and other income (expense)	$1,331	$(3,193)	$2,795	$(3,538)

NOTE 7. Investments

As of June 30, 2023 and December 31, 2022, the Company had investments in proprietary funds and deferred compensation plan investments. Investments in proprietary funds consist entirely of seed capital investments in certain Victory Funds. Deferred compensation plan investments are held under deferred compensation plans and include Victory Funds and third party mutual funds.

Unrealized and realized gains and losses on investments in proprietary funds and deferred compensation plan investments are recorded in earnings as interest income and other income (expense).

Investments in Proprietary Funds

The following table presents a summary of the cost and fair value of investments in proprietary funds:

		Gross Unrealized		Fair
(in thousands)	Cost	Gains	(Losses)	Value
As of June 30, 2023	$558	$44	$(96)	$506
As of December 31, 2022	551	29	(114)	466

The following table presents proceeds from sales of investments in proprietary funds and realized gains and losses recognized during the three and six months ended June 30, 2023 and 2022:

	Sale	Realized
(in thousands)	Proceeds	Gains	(Losses)
For the three months ended June 30, 2023	$32	$4	$—
For the three months ended June 30, 2022	—	—	—

	Sale	Realized
(in thousands)	Proceeds	Gains	(Losses)
For the six months ended June 30, 2023	$32	$4	$—
For the six months ended June 30, 2022	65	—	(2)

Deferred Compensation Plan Investments

The following table presents a summary of the cost and fair value of deferred compensation plan investments:

		Gross Unrealized		Fair
(in thousands)	Cost	Gains	(Losses)	Value
As of June 30, 2023	$28,919	$1,323	$(757)	$29,485
As of December 31, 2022	27,801	529	(1,530)	26,800

The following table presents proceeds from sales of deferred compensation plan investments and realized gains and losses recognized during the three and six months ended June 30, 2023 and 2022:

	Sale	Realized
(in thousands)	Proceeds	Gains	(Losses)
For the three months ended June 30, 2023	$939	$3	$(31)
For the three months ended June 30, 2022	6,932	1,769	(203)

	Sale	Realized
(in thousands)	Proceeds	Gains	(Losses)
For the six months ended June 30, 2023	$2,910	$4	$(232)
For the six months ended June 30, 2022	8,116	1,872	(215)

NOTE 8. Income Taxes

The effective tax rate for the three and six months ended June 30, 2023 and 2022 differs from the United States federal statutory rate primarily as a result of state and local income taxes, excess tax benefits on share-based compensation and certain non-deductible expenses.

For the three months ended June 30, 2023 and 2022, the provision for income taxes was $17.9 million and $25.8 million, or 24.0% and 24.6%, of pre-tax income respectively. The effective tax rate for the three months ended June 30, 2023 was lower than the effective tax rate for the same period in 2022 due primarily to changes in non-deductible expenses.

For the six months ended June 30, 2023 and 2022, the provision for income taxes was $30.5 million and $45.1 million, or 22.4% and 23.0%, of pre-tax income respectively. The effective tax rate for the six months ended June 30, 2023 was lower than the effective tax rate for the same period in 2022 as a result of increased excess tax benefits on share-based compensation.

No valuation allowance was recorded for deferred tax assets in the periods ended June 30, 2023 and 2022.

NOTE 9. Debt

The following table presents the components of long-term debt in the unaudited Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022.

(in thousands)	June 30, 2023	December 31, 2022	Effective Interest Rate as of June 30, 2023
Term Loans
Due July 2026, 7.29% interest rate	$630,680	$630,680	7.68%
Due December 2028, 7.29% interest rate	371,028	371,028	7.61%
Term loan principal outstanding	1,001,708	1,001,708
Unamortized debt issuance costs	(10,037)	(11,299)
Unamortized debt discount	(4,295)	(4,895)
Long-term debt, net	$987,376	$985,514

The Company elects to use three-month term SOFR plus a ten-point credit spread adjustment plus the margin on SOFR required by the 2019 Credit Agreement to pay interest on its debt.

The 2019 Credit Agreement contains customary affirmative and negative covenants, including covenants that affect, among other things, the ability of the first lien leverage ratio, measured as of the last day of each fiscal quarter on which outstanding borrowings under the revolving credit facility exceed 35.0% of the commitments thereunder (excluding certain letters of credit), of no greater than 3.80 to 1.00. As of June 30, 2023, there were no outstanding borrowings under the revolving credit facility and the Company was in compliance with the financial performance covenant.

There were no repayments of outstanding term loans under the 2019 Credit Agreement during the three and six months ended June 30, 2023, respectively.

A total of $45.0 million and $115.0 million of the outstanding term loans under the 2019 Credit Agreement was repaid during the three and six months ended June 30, 2022, respectively. The Company recognized a net loss on debt extinguishment of $1.0 million and $2.5 million in the three and six months ended June 30, 2022 due to repayments of term loan principal.

Interest Expense

The following table presents the components of interest expense and other financing costs on the unaudited Condensed Consolidated Statements of Operations for the periods ended June 30, 2023 and 2022.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Interest expense	$18,406	$8,628	$35,683	$15,748
Amortization of debt issuance costs	756	807	1,504	1,650
Amortization of debt discount	302	318	600	646
Interest rate swap (income) expense	(4,683)	52	(8,889)	901
Other	121	120	243	213
Total	$14,902	$9,925	$29,141	$19,158

NOTE 10. Equity

Shares Rollforward

The following tables present the changes in the number of shares of common stock issued and repurchased (in thousands):

	Shares of Common Stock Issued	Shares of Treasury Stock
Balance, December 31, 2022	80,528	(13,203)
Issuance of shares	3	—
Repurchase of shares	—	(1,032)
Vesting of restricted share grants	680	—
Exercise of options	295	—
Shares withheld related to net settlement of equity awards	—	(390)
Balance, March 31, 2023	81,506	(14,625)
Issuance of shares	2	—
Repurchase of shares	—	(1,380)
Vesting of restricted share grants	27	—
Exercise of options	191	—
Shares withheld related to net settlement of equity awards	—	(102)
Balance, June 30, 2023	81,726	(16,107)

	Shares of Common Stock Issued	Shares of Treasury Stock
Balance, December 31, 2021	77,242	(8,580)
Issuance of shares	3	—
Repurchase of shares	—	(293)
Vesting of restricted share grants	481	—
Exercise of options	222	—
Shares withheld related to net settlement of equity awards	—	(285)
Balance, March 31, 2022	77,948	(9,158)
Issuance of shares	3	—
Repurchase of shares	—	(640)
Vesting of restricted share grants	139	—
Exercise of options	271	—
Shares withheld related to net settlement of equity awards	—	(197)
Balance, June 30, 2022	78,361	(9,995)

Shares Repurchased and Withheld

Share Repurchase Programs

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

During the three and six months ended June 30, 2023, the Company repurchased 1.4 million and 2.4 million shares, respectively, of Common Stock at a total cost of $44.5 million and $77.4 million, which included $0.2 million and $0.6 million of excise taxes payable on shares repurchased, for an average price of $32.25 and $32.09 per share. During the same periods in 2022, 0.6 million and 0.9 million shares were repurchased at a total cost of $16.9 million and $26.3 million for an average price of $26.41 and $28.25.

As of June 30, 2023, a total of $51.9 million was available for future repurchases under the 2023 Share Repurchase Program, and a cumulative total of 9.5 million shares of Common Stock had been repurchased under programs authorized by the Company’s Board of Directors at a total cost of $238.7 million for an average price of $25.08 per share.

Shares Withheld for net settlement of employee equity awards

During the three months ended June 30, 2023, the Company net settled 0.1 million shares of Common Stock for $3.2 million to satisfy $1.8 million in employee tax obligations and $1.4 million in employee stock option exercise prices. During the same period in 2022, 0.2 million shares were net settled for $4.8 million to satisfy $3.2 million of employee tax obligations and $1.6 million of employee stock option exercise prices.

During the six months ended June 30, 2023, the Company net settled 0.5 million shares of Common Stock for $14.8 million to satisfy $11.8 million in employee tax obligations and $3.0 million in employee stock option exercise prices. During the same period in 2022, 0.5 million shares were net settled for $14.2 million to satisfy $11.3 million of employee tax obligations and $2.9 million of employee stock option exercise prices.

Dividend Payments

Dividends paid or payable for the six months ended June 30, 2023 totaled $43.6 million and included quarterly dividends of $42.5 million and $1.1 million in cash bonuses and distributions related to dividends previously declared upon vesting of restricted stock. During the same period in 2022, dividends paid or payable totaled $34.9 million and included quarterly dividends of $34.3 million and $0.6 million in cash bonuses and distributions related to dividends previously declared upon vesting of restricted stock.

As of June 30, 2023 and December 31, 2022, the amount of cash bonuses and distributions related to dividends previously declared on unvested and outstanding restricted share awards and stock options totaled $0.8 million and $1.3 million, respectively, which was not recorded as a liability as of the balance sheet date. A liability will be recorded for these cash bonuses and dividends when the restricted shares and options vest.

NOTE 11. Share‑Based Compensation

Current Period Activity

During the three months ended June 30, 2023, the Company issued restricted stock awards for 43,808 shares of Common Stock, of which awards for 10,873 shares were fully vested on the grant date, awards for 1,862 shares vest over two years, and awards for 31,073 shares vest two-thirds in two years and one-third in three years.

For the six months ended June 30, 2023, the Company issued restricted stock awards for 480,562 shares of Common Stock, of which awards for 20,999 shares were fully vested on the grant date, awards for 51,919 shares vest over two years, awards for 84,039 shares cliff vest after two years, awards for 258,908 shares vest over three years, awards for 31,073 shares vest two-thirds in two years and one-third in three years and awards for 33,624 shares vest one-third in two years and two-thirds in three years.

Stock option award and restricted stock award activity during the six months ended June 30, 2023 and 2022 was as follows:

	Shares Subject to Stock Option Awards
	Six Months Ended June 30,
	2023			2022
	Avg wtd	Avg wtd		Avg wtd	Avg wtd
	grant-date	exercise		grant-date	exercise
	fair value	price	Units	fair value	price	Units
Outstanding at beginning of period	$4.31	$7.57	2,884,180	$3.94	$6.71	5,315,210
Forfeited	—	—	—	6.46	14.15	(451)
Exercised	3.89	6.48	(486,176)	3.68	5.93	(492,817)
Outstanding at end of the period	$4.40	$7.79	2,398,004	$3.97	$6.79	4,821,942
Vested	$4.36	$7.68	2,221,806	$3.92	$6.65	4,617,326
Unvested	4.85	9.23	176,198	5.05	9.92	204,616

	Restricted Stock Awards
	Six Months Ended June 30,
	2023		2022
	Avg wtd grant-		Avg wtd grant-
	date fair value	Units	date fair value	Units
Unvested at beginning of period	$25.38	1,153,515	$17.75	1,352,839
Granted	29.88	480,562	31.83	548,537
Vested	22.60	(707,556)	17.30	(620,111)
Forfeited	28.24	(3,240)	28.86	(8,519)
Unvested at end of period	$29.81	923,281	$23.94	1,272,746

The Company recorded $4.2 million and $5.0 million of share-based compensation expense in the three months ended June 30, 2023 and 2022, respectively, and $8.5 million and $8.9 million of share-based compensation expense in the six months ended June 30, 2023 and 2022, respectively, in personnel compensation and benefits in the unaudited Condensed Consolidated Statements of Operations.
NOTE 12. Earnings Per Share

The following table sets forth the reconciliation of basic earnings per share and diluted earnings per share from net income for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands except per share amounts)	2023	2022	2023	2022
Net income	$56,671	$79,205	$105,944	$150,478
Shares:
Basic: Weighted average number of shares outstanding	66,466	68,521	66,874	68,633
Plus: Incremental shares from assumed conversion of dilutive instruments	2,034	4,346	2,163	4,632
Diluted: Weighted average number of shares outstanding	68,500	72,867	69,037	73,265
Earnings per share
Basic:	$0.85	$1.16	$1.58	$2.19
Diluted:	$0.83	$1.09	$1.53	$2.05

Outstanding instruments excluded from the computation of weighted average shares for diluted earnings per share because the effect would be anti-dilutive were de minimis in amount for the three months ended June 30, 2023 and six months ended June 30, 2023 and 2022. The amount of outstanding instruments excluded from the computation of weighted average shares for diluted earnings per share because the effect would be anti-dilutive was 0.5 million for the three months ended June 30, 2022. Holders of non-vested share-based compensation awards do not have rights to receive nonforfeitable dividends on the shares covered by the awards.

NOTE 13. Accumulated Other Comprehensive Income (Loss)

The following table presents changes in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2023 and 2022.

		Cumulative
	Cash Flow	Translation
(in thousands)	Hedges (a)	Adjustment	Total
Balance, December 31, 2022	$35,614	$(172)	$35,442
Other comprehensive income before reclassification and tax	7,345	19	7,364
Tax impact	(1,783)	(5)	(1,788)
Reclassification adjustments, before tax	(8,889)	—	(8,889)
Tax impact	2,158	—	2,158
Net current period other comprehensive income (loss)	(1,169)	14	(1,155)
Balance, June 30, 2023	$34,445	$(158)	$34,287
Balance, December 31, 2021	$5,895	$77	$5,972
Other comprehensive income (loss) before reclassification and tax	27,436	(382)	27,054
Tax impact	(6,629)	95	(6,534)
Reclassification adjustments, before tax	901	—	901
Tax impact	(218)	—	(218)
Net current period other comprehensive income (loss)	21,490	(287)	21,203
Balance, June 30, 2022	$27,385	$(210)	$27,175
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

The Swap is designated as a cash flow hedge. Accordingly, the Swap is measured at fair value with mark-to-market gains or losses deferred and included in accumulated other comprehensive income (loss), net of tax, to the extent the hedge is determined to be effective. Gains or losses from the Swap are reclassified to interest expense in the same period during which the hedged transaction affects earnings. The amount receivable from the Swap counterparty at June 30, 2023 of $4.4 million is included in other assets in the unaudited Condensed Consolidated Balance Sheets.

The following table summarizes the classification of the Swap in the unaudited Condensed Consolidated Balance Sheets and the notional amount at June 30, 2023 and December 31, 2022 (in thousands):

Balance Sheets	Description	June 30, 2023	December 31, 2022
Other assets	Fair value of interest rate swap	$45,387	$46,931
	Notional amount	450,000	450,000

The following table summarizes the effects of the Swap in the unaudited Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2023 and 2022 (in thousands):

		Three Months Ended		Six Months Ended
		June 30,		June 30,
Statement of Operations	Description	2023	2022	2023	2022
Interest expense and other financing costs	Income (loss) reclassified from AOCI(L)	$4,683	$(52)	$8,889	$(901)

		Three Months Ended		Six Months Ended
		June 30,		June 30,
Statements of Comprehensive Income	Description	2023	2022	2023	2022
Other comprehensive income (loss)	Income (loss) recognized in AOCI(L), net of tax	$3,919	$5,214	$(1,169)	$21,490

NOTE 15. LEASES

The Company determines if a contract is a lease at inception. We have leases primarily for office facilities and information technology equipment. All of our leases are classified as operating leases.

Supplemental balance sheet information related to the Company’s operating leases as of June 30, 2023 and December 31, 2022 was as follows (in thousands):

	June 30, 2023	December 31, 2022
Operating lease ROU assets(1)	$11,020	$13,396
Current portion of operating lease liabilities(2)	4,689	5,056
Noncurrent portion of operating lease liabilities(2)	8,065	10,227
Total operating lease liabilities	$12,754	$15,283
(1)
ROU assets are recorded in other assets on the unaudited Condensed Consolidated Balance Sheets.
(2)
Current portion and noncurrent portion of operating lease liabilities are recorded in other liabilities on the unaudited Condensed Consolidated Balance Sheets.

June 30, 2023
Weighted-average remaining lease term	4.2 years
Weighted-average discount rate	4.5%

The components of lease expense and other lease information as of and during the three and six month periods ended June 30, 2023 and 2022 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$1,300	$1,300	$2,604	$2,665
Short-term lease cost	—	21	—	42
Variable lease cost	438	386	930	884
Gross lease cost	1,738	1,707	3,534	3,591
Sub-lease income	(203)	(206)	(406)	(415)
Net lease cost	$1,535	$1,501	$3,128	$3,176

Other lease information
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows for operating leases	$1,423	$1,192	$2,818	$2,469

In general, our leases have remaining lease terms of approximately 1 year to 5 years. These leases generally contain renewal options for periods ranging from two to five years. Because the Company is not reasonably certain to exercise these renewal options, the options are not considered in determining the lease term and associated potential option payments are excluded from lease payments. Expenses associated with operating leases are recorded in general and administrative expenses on the unaudited Condensed Consolidated Statement of Operations. Variable lease costs, such as utilities and common area maintenance charges, are excluded from lease liabilities and expensed as incurred. The variable lease costs are determined based on terms in the lease contracts and primarily relate to usage of the ROU asset and services received from the lessor.

The following table summarizes the maturity of our operating lease liabilities as of June 30, 2023 (in thousands):

Operating Leases
2023	$2,786
2024	4,112
2025	2,415
2026	1,623
2027	1,069
Thereafter	1,929
Total undiscounted lease payments	13,934
Less: imputed interest	1,180
Total lease liabilities	$12,754

NOTE 16. SUBSEQUENT EVENTS

On August 3, 2023, the Company’s Board of Directors approved a regular quarterly cash dividend of $0.32 per share. The dividend is payable on September 25, 2023, to shareholders of record on September 11, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to the “Company,” “Victory,” or in the first-person notations of “we,” “us,” and “our” shall mean Victory Capital Holdings, Inc., a Delaware corporation, and its wholly-owned subsidiaries.

Objective

The objective of this section of the Quarterly Report on Form 10-Q is intended to provide a discussion and analysis, from management’s perspective, of the key performance indicators and material information necessary to assess our financial condition and results of operations for the three and six months ended June 30, 2023 and 2022 and cash flows for the six months ended June 30, 2023 and 2022. In addition, we also discuss the Company’s contractual and off-balance sheet arrangements. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2022. This discussion and analysis contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2022.

Overview

Our Business – Victory is a diversified global asset management firm with $161.6 billion in AUM as of June 30, 2023. The Company operates a next-generation business model combining boutique investment qualities with the benefits of an integrated, centralized operating and distribution platform.

The Company provides specialized investment strategies to institutions, intermediaries, retirement platforms and individual investors. With 12 autonomous Investment Franchises and a Solutions Platform, Victory offers a wide array of investment products, including actively and passively managed mutual funds, rules-based and active ETFs, institutional separate accounts, VIPs, ESG and impact investment strategies, alternative investments, private closed end funds, and a 529 Education Savings Plan. Victory Capital’s strategies are also offered through third-party investment products, including mutual funds, third-party ETF model strategies, retail SMAs and UMAs through wrap account programs, CITs, and UCITs. As of June 30, 2023, our Franchises and our Solutions Platform collectively managed a diversified set of 126 investment strategies for a wide range of institutional and retail clients and direct investors.

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

We have grown our AUM from $17.9 billion following the management-led buyout with Crestview GP in August 2013 to $161.6 billion at June 30, 2023. We attribute this growth to our success in sourcing acquisitions and evolving them into organic growers, generating strong investment returns, and developing institutional, retail, and direct investor channels with deep penetration.

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

The estimated fair value of contingent consideration payable to sellers was estimated at $205.6 million at June 30, 2023 as compared to $202.7 million at December 31, 2022 and is included in consideration payable for acquisition of business in the unaudited Condensed Consolidated Balance Sheets. The increase in the liability of $2.9 million for the six months ended June 30, 2023 was recorded in change in value of consideration payable for acquisition of business in the unaudited Condensed Consolidated Statements of Operations. Refer to Note 4, Acquisitions, for further details on the WestEnd Acquisition.

NEC Acquisition (the “NEC Acquisition”) – On November 1, 2021, the Company completed the acquisition of 100% of the equity interests in NEC, resulting in NEC becoming the Company’s eleventh investment franchise. Founded in 2004 and based in Hanover, NH, NEC is an alternative asset management firm focused on debt and equity investments in clean energy infrastructure projects and companies.

The purchase price for the NEC Acquisition was $63.1 million, which included $62.8 million in cash paid at closing, net of cash acquired, and $0.3 million paid in cash in March 2022 for net working capital adjustments. Under the terms of the purchase agreement, the Company will pay up to an additional $35.0 million in cash based on net revenue growth over a six year period following the closing date. Refer to Note 4, Acquisitions, for further details on the NEC Acquisition.

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

The estimated fair value of contingent consideration payable to sellers was estimated at $33.7 million at June 30, 2023 as compared to $27.7 million at December 31, 2022 and is included in consideration payable for acquisition of business in the unaudited Condensed Consolidated Balance Sheets. The increase in the liability of $6.0 million for the six months ended June 30, 2023 was recorded in change in value of consideration payable for acquisition of business in the unaudited Condensed Consolidated Statements of Operations. Refer to Note 4, Acquisitions, for further details on the USAA AMCO Acquisition.

Business Highlights

Assets under management:

•
AUM at June 30, 2023 increased by $3.0 billion, or 1.9%, to $161.6 billion from $158.6 billion at March 31, 2023, driven by positive market action of $5.5 billion partially offset by net outflows of $2.4 billion. Net flows for the quarter ended June 30, 2023 were comprised of $2.1 billion and $0.3 billion of net long-term and short-term outflows, respectively.
•
AUM at June 30, 2023 and 2022 was $161.6 billion and $154.9 billion, respectively. We generated $5.8 billion in gross flows and $2.4 billion in net outflows for the three months ended June 30, 2023 compared to $9.3 billion in gross flows and $0.7 million in net outflows for the same period in 2022. Net flows for the three months ended June 30, 2023 were comprised of $2.1 billion and $0.3 billion of net long-term and short-term outflows, respectively.
•
AUM at June 30, 2023 and 2022 was $161.6 billion and $154.9 billion, respectively. We generated $11.9 billion in gross flows and $3.7 billion in net outflows for the six months ended June 30, 2023 compared to $20.5 billion in gross flows and $2.3 billion in net inflows for the same period in 2022. Net flows for the six months ended June 30, 2023 were comprised of $3.3 billion and $0.3 billion of net long-term and short-term outflows, respectively.

Investment performance:

•
42 of our Victory Capital mutual funds and ETFs had overall Morningstar ratings of four or five stars and 65% of our fund and ETF AUM were rated four or five stars overall by Morningstar. 63% of our strategies by AUM had investment returns in excess of their respective benchmarks over a one-year period, 72% over a three-year period, 79% over a five-year period and 77% over a ten-year period. On an equal-weighted basis, 54% of our strategies have outperformed their benchmarks over a one-year period, 69% over a three-year period, 62% over a five-year period and 66% over a ten-year period.

Financial highlights:

•
Total revenue for the three months ended June 30, 2023 was $204.2 million compared to $216.0 million for the same period in 2022. For the six months ended June 30, 2023 and 2022, total revenue was $405.5 million and $446.0 million, respectively.
•
Net income was $56.7 million for the three months ended June 30, 2023 compared to $79.2 million for the same period in 2022. For the six months ended June 30, 2023 and 2022, net income was $105.9 million and $150.5 million, respectively.
•
Adjusted EBITDA was $104.0 million for the three months ended June 30, 2023, or 50.9% of revenue, compared to $106.2 million, or 49.2% of revenue, for the same period in 2022. For the six months ended June 30, 2023, Adjusted EBITDA was $203.2 million, or 50.1% of revenue, compared to $220.6 million, or 49.5% of revenue, for the same period in 2022. Refer to “Supplemental Non-GAAP Financial Information” for further information about the Adjusted EBITDA calculation and reconciliation of generally accepted accounting principles (“GAAP”) net income to Adjusted EBITDA.
•
Adjusted Net Income with tax benefit was $75.9 million for the three months ended June 30, 2023 compared to $80.7 million for the three months ended June 30, 2022. For the six months ended June 30, 2023, Adjusted Net Income with tax benefit was $151.1 million compared to $171.1 million for the same period in 2022. Refer to “Supplemental Non-GAAP Financial Information” for further information about the Adjusted Net Income calculation and reconciliation of GAAP net income to Adjusted Net Income.

Key Performance Indicators

The following table is a summary of key performance indicators utilized by management to assess results of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions, except for basis points and percentages)	2023	2022	2023	2022
AUM at period end	$161,622	$154,947	$161,622	$154,947
Average AUM	157,372	165,703	157,595	171,283
Gross flows	5,822	9,321	11,911	20,457
Net short-term flows	(316)	(53)	(325)	(106)
Net long-term flows	(2,106)	(630)	(3,342)	2,413
Net flows	(2,422)	(683)	(3,667)	2,307
Total revenue	204.2	216.0	405.5	446.0
Revenue on average AUM	52.1 bps	52.3 bps	51.9 bps	52.5 bps
Net income	56.7	79.2	105.9	150.5
Adjusted EBITDA(1)	104.0	106.2	203.2	220.6
Adjusted EBITDA Margin(2)	50.9%	49.2%	50.1%	49.5%
Adjusted Net Income(1)	66.4	71.4	132.1	152.5
Tax benefit of goodwill and acquired intangibles(3)	9.5	9.3	19.1	18.6

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

The following table presents our AUM by asset class as of the dates indicated:

	As of
	June 30,
(in millions)	2023	2022
Solutions	$55,836	$50,485
Fixed Income	26,098	29,398
U.S. Mid Cap Equity	30,007	26,356
U.S. Small Cap Equity	15,664	14,837
Global / Non-U.S. Equity	15,392	13,257
U.S. Large Cap Equity	12,170	11,857
Alternative Investments	3,301	5,617
Total Long-Term Assets	158,469	151,807
Money Market & Short-Term Assets	3,152	3,140
Total	$161,622	$154,947

The following tables summarize our asset flows by asset class for the periods indicated:

	U.S. Mid	U.S. Small		U.S. Large	Global /				Money
	Cap	Cap	Fixed	Cap	Non-U.S.		Alternative	Total	Market /
(in millions)	Equity	Equity	Income	Equity	Equity	Solutions	Investments	Long-term	Short-term	Total
For the Three Months Ended June 30, 2023
Beginning AUM	$29,035	$15,648	$26,535	$11,425	$14,868	$54,416	$3,317	$155,244	$3,377	$158,621
Gross client cash inflows	1,259	743	873	87	559	1,622	449	5,591	231	5,822
Gross client cash outflows	(1,126)	(1,128)	(1,324)	(290)	(585)	(2,834)	(408)	(7,697)	(547)	(8,244)
Net client cash flows	132	(386)	(451)	(204)	(26)	(1,212)	41	(2,106)	(316)	(2,422)
Market appreciation / (depreciation)	824	404	48	954	575	2,682	12	5,499	38	5,537
Realizations and distributions	—	—	—	—	—	—	(73)	(73)	—	(73)
Net transfers	16	(2)	(34)	(4)	(25)	(49)	4	(94)	53	(41)
Ending AUM	$30,007	$15,664	$26,098	$12,170	$15,392	$55,836	$3,301	$158,469	$3,152	$161,622
For the Three Months Ended June 30, 2022
Beginning AUM	$30,543	$18,489	$33,071	$14,548	$15,654	$58,656	$4,025	$174,985	$3,113	$178,098
Gross client cash inflows	1,476	701	1,455	126	1,140	2,249	2,051	9,198	123	9,321
Gross client cash outflows	(1,649)	(1,791)	(2,743)	(396)	(1,090)	(1,761)	(397)	(9,828)	(177)	(10,005)
Net client cash flows	(174)	(1,090)	(1,288)	(270)	50	488	1,654	(630)	(53)	(683)
Market appreciation / (depreciation)	(4,011)	(2,558)	(1,575)	(2,365)	(2,437)	(8,652)	(70)	(21,669)	(2)	(21,670)
Realizations and distributions	—	—	—	—	—	—	—	—	—	—
Net transfers	(2)	(4)	(809)	(56)	(10)	(7)	9	(879)	82	(797)
Ending AUM	$26,356	$14,837	$29,398	$11,857	$13,257	$50,485	$5,617	$151,807	$3,140	$154,947

		U.S.		U.S.
	U.S. Mid	Small		Large	Global /				Money
	Cap	Cap	Fixed	Cap	Non-U.S.		Alternative	Total	Market /
(in millions)	Equity	Equity	Income	Equity	Equity	Solutions	Investments	Long-term	Short-term	Total
Six Months Ended June 30, 2023
Beginning AUM	$27,892	$15,103	$26,353	$10,973	$14,160	$51,507	$3,663	$149,649	$3,302	$152,952
Gross client cash inflows	2,858	1,728	2,060	170	937	2,839	846	11,439	472	11,911
Gross client cash outflows	(2,219)	(2,001)	(2,896)	(675)	(1,129)	(4,612)	(1,248)	(14,780)	(797)	(15,577)
Net client cash flows	640	(273)	(836)	(504)	(192)	(1,774)	(403)	(3,341)	(325)	(3,667)
Market appreciation / (depreciation)	1,461	827	663	1,775	1,495	6,048	108	12,379	72	12,451
Realizations and distributions	—	—	—	—	—	—	(73)	(73)	—	(73)
Net transfers	15	7	(82)	(74)	(71)	55	6	(144)	103	(42)
Ending AUM	$30,007	$15,664	$26,098	$12,170	$15,392	$55,836	$3,301	$158,469	$3,152	$161,622
Six Months Ended June 30, 2022
Beginning AUM	$30,578	$20,094	$35,154	$15,766	$16,050	$60,364	$2,548	$180,554	$3,100	$183,654
Gross client cash inflows	3,909	1,819	3,060	251	2,382	5,051	3,739	20,210	247	20,457
Gross client cash outflows	(3,484)	(3,143)	(4,893)	(779)	(1,708)	(3,236)	(554)	(17,797)	(353)	(18,150)
Net client cash flows	425	(1,325)	(1,833)	(528)	673	1,815	3,185	2,413	(106)	2,307
Market appreciation / (depreciation)	(4,666)	(3,939)	(3,116)	(3,449)	(3,533)	(11,122)	(98)	(29,923)	3	(29,921)
Realizations and distributions	—	—	—	—	—	—	(30)	(30)	—	(30)
Net transfers	19	7	(806)	68	67	(572)	12	(1,206)	143	(1,064)
Ending AUM	$26,356	$14,837	$29,398	$11,857	$13,257	$50,485	$5,617	$151,807	$3,140	$154,947

The following table presents our AUM by distribution channel as of the dates indicated:

	As of June 30,
	2023		2022
(in millions)	Amount	% of total	Amount	% of total
Investor	$56,324	35%	$54,494	35%
Institutional	44,949	28%	45,284	29%
Retail	60,348	37%	55,169	36%
Total AUM(1)	$161,622	100%	$154,947	100%

(1) The allocation of AUM by distribution channel involves the use of estimates and the exercise of judgment.

The following tables summarize our asset flows by vehicle for the periods indicated:

			Separate
			Accounts and
			Other Pooled
(in millions)	Mutual Funds (1)	ETFs (2)	Vehicles (3)	Total
Three Months Ended June 30, 2023
Beginning AUM	$103,246	$5,555	$49,819	$158,621
Gross client cash inflows	3,639	175	2,008	5,822
Gross client cash outflows	(4,863)	(421)	(2,960)	(8,244)
Net client cash flows	(1,224)	(246)	(952)	(2,422)
Market appreciation (depreciation)	3,923	(117)	1,731	5,537
Realizations and distributions	—	—	(73)	(73)
Net transfers	(28)	—	(13)	(41)
Ending AUM	$105,916	$5,193	$50,513	$161,622
Three Months Ended June 30, 2022
Beginning AUM	$118,119	$5,246	$54,733	$178,098
Gross client cash inflows	6,114	608	2,600	9,321
Gross client cash outflows	(7,678)	(130)	(2,196)	(10,005)
Net client cash flows	(1,565)	478	404	(683)
Market appreciation (depreciation)	(13,457)	(568)	(7,645)	(21,670)
Realizations and distributions	—	—	—	—
Net transfers	(800)	—	2	(797)
Ending AUM	$102,297	$5,155	$47,494	$154,947

			Separate
			Accounts and
			Other Pooled
(in millions)	Mutual Funds (1)	ETFs (2)	Vehicles (3)	Total
Six Months Ended June 30, 2023
Beginning AUM	$99,447	$5,627	$47,877	$152,952
Gross client cash inflows	8,185	393	3,333	11,911
Gross client cash outflows	(10,269)	(655)	(4,654)	(15,577)
Net client cash flows	(2,084)	(262)	(1,321)	(3,667)
Market appreciation (depreciation)	8,573	(164)	4,042	12,451
Realizations and distributions	—	—	(73)	(73)
Net transfers	(19)	(9)	(13)	(42)
Ending AUM	$105,916	$5,193	$50,513	$161,622
Six Months Ended June 30, 2022
Beginning AUM	$124,142	$4,871	$54,641	$183,654
Gross client cash inflows	12,704	1,151	6,603	20,457
Gross client cash outflows	(14,061)	(199)	(3,890)	(18,150)
Net client cash flows	(1,357)	952	2,712	2,307
Market appreciation (depreciation)	(19,421)	(667)	(9,832)	(29,921)
Realizations and distributions	—	—	(30)	(30)
Net transfers	(1,066)	—	2	(1,064)
Ending AUM	$102,297	$5,155	$47,494	$154,947

(1) Includes institutional and retail share classes, money market and Variable Insurance Products or VIP funds.

(2) Represents only ETF assets held by third parties. Excludes ETF assets held by other Victory Capital products.

(3) Includes collective trust funds, wrap program accounts, UMAs, UCITS, private funds and non-U.S. domiciled pooled vehicles.

June 30, 2023 AUM compared to March 31, 2023 AUM. At June 30, 2023, our total AUM was $161.6 billion, an increase of $3.0 billion, or 1.9%, from $158.6 billion at March 31, 2023, primarily driven by positive market action of $5.5 billion partially offset by net outflows of $2.4 billion.

Net outflows were driven by our Solutions platform, fixed income strategies, U.S. small cap and U.S. large cap equity strategies of $1.2 billion, $0.5 billion, $0.4 billion and $0.2 billion, respectively.

June 30, 2023 AUM compared to December 31, 2022 AUM. Total AUM increased by $8.7 billion, or 5.7%, to $161.6 billion at June 30, 2023 compared to $153.0 billion at December 31, 2022. The increase in AUM was due to positive market action of $12.5 billion partially offset by net outflows of $3.7 billion.

Net outflows were driven by our Solutions platform, fixed income strategies, U.S. large cap, U.S. small cap equity strategies and our Alternative investments platform of $1.8 billion, $0.8 billion, $0.5 billion, $0.3 billion and $0.4 billion, respectively, partially offset by inflows of $0.6 billion in our U.S. mid cap equity strategies.

GAAP Results of Operations

The following table presents our GAAP results of operations for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2023	2022	2023	2022
Revenue
Investment management fees	$159,410	$168,129	$316,246	$347,594
Fund administration and distribution fees	44,816	47,877	89,300	98,431
Total revenue	204,226	216,006	405,546	446,025

Expenses
Personnel compensation and benefits	54,940	57,582	112,542	122,483
Distribution and other asset-based expenses	37,344	40,868	74,998	84,452
General and administrative	13,250	13,921	25,638	26,683
Depreciation and amortization	9,650	10,758	21,330	21,365
Change in value of consideration payable for acquisition of business	1,500	(26,600)	8,900	(30,100)
Acquisition-related costs	16	143	18	260
Restructuring and integration costs	—	8	29	17
Total operating expenses	116,700	96,680	243,455	225,160

Income from operations	87,526	119,326	162,091	220,865

Other income (expense)
Interest income and other (expense) income	1,971	(3,443)	3,515	(3,650)
Interest expense and other financing costs	(14,902)	(9,925)	(29,141)	(19,158)
Loss on debt extinguishment	—	(963)	—	(2,518)
Total other expense, net	(12,931)	(14,331)	(25,626)	(25,326)

Income before income taxes	74,595	104,995	136,465	195,539

Income tax expense	(17,924)	(25,790)	(30,521)	(45,061)

Net income	$56,671	$79,205	$105,944	$150,478

Earnings per share of common stock
Basic	$0.85	$1.16	$1.58	$2.19
Diluted	$0.83	$1.09	$1.53	$2.05

Weighted average number of shares outstanding
Basic	66,466	68,521	66,874	68,633
Diluted	68,500	72,867	69,037	73,265

Dividends declared per share of common stock	$0.32	$0.25	$0.64	$0.50

Investment Management Fees

Three months ended June 30, 2023 compared to June 30, 2022. Investment management fees decreased 5.2%, or $8.7 million, to $159.4 million for the three months ended June 30, 2023 from $168.1 million for the same period in 2022 due to a decrease in average AUM over the comparable period.

Six months ended June 30, 2023 compared to June 30, 2022. Investment management fees decreased by $31.3 million, or 9.0%, to $316.2 million for the six months ended June 30, 2023 from $347.6 million for the same period in 2022 due to the same factors as discussed above in the quarterly section.

Fund Administration and Distribution Fees

Three months ended June 30, 2023 compared to June 30, 2022. Fund administration and distribution fees decreased by $3.1 million, or 6.4%, to $44.8 million for the three months ended June 30, 2023 compared to $47.9 million for the same period in 2022 due primarily to lower mutual fund average net assets.

Six months ended June 30, 2023 compared to June 30, 2022. Fund administration and distribution fees decreased $9.1 million, or 9.3%, to $89.3 million for the three months ended June 30, 2023 from $98.4 million for the same period in 2022 due to the same factors as discussed above in the quarterly section.

Personnel Compensation and Benefits

The following table presents the components of GAAP personnel compensation and benefits expense for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Salaries, payroll related taxes and employee benefits	$22,848	$18,949	$47,305	$42,661
Incentive compensation	21,315	23,368	43,234	49,511
Sales-based compensation(1)	5,102	7,886	10,522	16,457
Equity awards granted to employees and directors(2)	4,241	4,965	8,494	8,910
Acquisition and transaction-related compensation	1,434	2,414	2,987	4,944
Total personnel compensation and benefits expense	$54,940	$57,582	$112,542	$122,483

(1) Represents sales-based commissions paid to our distribution teams. Sales-based compensation varies based on gross client cash flows and revenue earned on sales.

(2) Equity awards typically vest over several years based on service and the achievement of specific business and financial targets. The value of the equity awards is recognized as compensation expense over the vesting period.

Three months ended June 30, 2023 compared to June 30, 2022. Personnel compensation and benefits were $54.9 million for the three months ended June 30, 2023, a decrease of $2.6 million, or 4.6%, from $57.6 million for the same period in 2022 due to a decrease in variable costs such as incentive compensation and sales-based compensation. Incentive compensation and equity awards granted to employees and directors were $21.3 million and $4.2 million, respectively, for the three months ended June 30, 2023, compared to $23.4 million and $5.0 million, respectively, for the same period in 2022. Salaries, payroll related taxes and employee benefits were $22.8 million and $18.9 million, respectively, for the three months ended June 30, 2023 and 2022.

Six months ended June 30, 2023 compared to June 30, 2022. Personnel compensation and benefits decreased by $9.9 million, or 8.1%, to $112.5 million for the six months ended June 30, 2023 from $122.5 million for the same period in 2022 due to a decrease in variable costs such as incentive and sales-based compensation. Salaries, payroll related taxes and employee benefits were $47.3 million and $42.7 million, respectively, for the six months ended June 30, 2023 and 2022. Incentive compensation and equity awards granted to employees and directors were $43.2 million and $8.5 million, respectively, for the six months ended June 30, 2023 compared to $49.5 million and $8.9 million, respectively, for the same period in 2022.

Distribution and Other Asset‑Based Expenses

The following table presents the components of distribution and other asset-based expenses for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Broker-dealer distribution fees	$5,065	$5,716	$10,314	$11,881
Platform distribution fees	23,067	24,844	46,190	51,461
Sub-administration	3,947	4,064	7,868	8,290
Sub-advisory	2,692	3,627	5,427	7,512
Middle-office	2,573	2,617	5,199	5,308
Total distribution and other asset-based expenses	$37,344	$40,868	$74,998	$84,452

Three months ended June 30, 2023 compared to June 30, 2022. Distribution and other asset-based expenses are primarily based on AUM. For the three months ended June 30, 2023, distribution and other asset-based expenses were $37.3 million, a decrease of $3.5 million, or 8.6%, from $40.9 million for the same period in 2022. The decrease is primarily due to a decrease in average AUM over the comparable period.

Six months ended June 30, 2023 compared to June 30, 2022. Distribution and other asset-based expenses were $75.0 million for the six months ended June 30, 2023, a decrease of $9.5 million, or 11.2%, from $84.5 million for the same period in 2022 primarily due to a decrease in average AUM over the comparable period.

General and Administrative

Three months ended June 30, 2023 compared to June 30, 2022. General and administrative expenses were $13.3 million for the three months ended June 30, 2023 compared to $13.9 million for the same period in 2022. The decrease of $0.7 million, or 4.8%, was primarily due to a decrease in professional fees and technology-related expenses.

Six months ended June 30, 2023 compared to June 30, 2022. For the six months ended June 30, 2023 and 2022, general and administrative expenses were $25.6 million and $26.7 million, respectively, for a year over year decrease of $1.0 million, or 3.9%. The decrease was due to the same factors as discussed above in the quarterly section.

Depreciation and Amortization

Three months ended June 30, 2023 compared to June 30, 2022. Depreciation and amortization decreased by $1.1 million, or 10.3%, to $9.7 million for the three months ended June 30, 2023 from $10.8 million for the same period in 2022, primarily due to a decrease in amortization expense related to definite-lived intangible assets in connection with the USAA acquisition.

Six months ended June 30, 2023 compared to June 30, 2022. Depreciation and amortization was $21.3 million and $21.4 million for the six months ended June 30, 2023 and 2022, respectively.

Change in Value of Consideration Payable for Acquisition of Business

Three months ended June 30, 2023 compared to June 30, 2022. The change in value of consideration payable for acquisition of business increased $28.1 million primarily due to a $0.2 million decrease in the fair value of contingent consideration associated with the WestEnd Acquisition for the three months ended June 30, 2023 compared to a decrease of $17.6 million for the three months ended June 30, 2022. Also contributing was a $1.7 million increase in the fair value of contingent consideration associated with the USAA AMCO Acquisition for the three months ended June 30, 2023 compared to a decrease of $9.0 million for the three months ended June 30, 2022. Refer to Note 4, Acquisitions, for further details on the fair value of contingent consideration payable.

Six months ended June 30, 2023 compared to June 30, 2022. The change in value of consideration payable for acquisition of business increased $39.0 million as a result of increases of $6.0 million and $2.9 million in the fair value of the contingent consideration associated with the USAA AMCO and WestEnd Acquisitions, respectively, for the six months ended June 30, 2023 compared to decreases of $11.8 million and $18.3 million associated with the USAA AMCO and WestEnd Acquisitions for the six months ended June 30, 2022. Refer to Note 4, Acquisitions, for further details on the fair value of contingent consideration payable.

Restructuring and Integration Costs

Three months ended June 30, 2023 compared to June 30, 2022. There were no restructuring and integration costs for the three months ended June 30, 2023 compared to $8 thousand for the three months ended June 30, 2022.

Six months ended June 30, 2023 compared to June 30, 2022. Restructuring and integration costs were $29 thousand and $17 thousand, respectively, for the six months ended June 30, 2023 and 2022.

Interest Income and Other Income (Expense)

Three months ended June 30, 2023 compared to June 30, 2022. Interest income and other income/(expense) was income of $2.0 million for the three months ended June 30, 2023 compared to expense of $3.4 million for the same period in 2022. The income was primarily due to an increase in the net unrealized fair value of deferred compensation plan investments for the three months ended June 30, 2023 compared to a reduction in the net unrealized fair value of deferred compensation plan investments for the same period in 2022.

Six months ended June 30, 2023 compared to June 30, 2022. For the six months ended June 30, 2023 and 2022, interest income and other income/(expense) was income of $3.5 million and expense of $3.7 million, respectively. The income was primarily due to an increase in the net unrealized fair value of deferred compensation plan investments for the six months ended June 30, 2023 compared to a reduction in the net unrealized fair value of deferred compensation plan investments for the same period in 2022.

Interest Expense and Other Financing Costs

Three months ended June 30, 2023 compared to June 30, 2022. Interest expense and other financing costs increased $5.0 million to $14.9 million for the three months ended June 30, 2023, compared to $9.9 million for the same period in 2022 due a higher average interest rate, partially offset by a lower debt principal balance over the comparable period.

Six months ended June 30, 2023 compared to June 30, 2022. For the six months ended June 30, 2023 and 2022, interest expense and other financing costs were $29.1 million and $19.2 million, respectively. The year-over-year increase is primarily due to the same factors as discussed above in the quarterly section.

Loss on Debt Extinguishment

Three months ended June 30, 2023 compared to June 30, 2022. The Company had no losses on debt extinguishment for the three months ended June 30, 2023. For the three months ended June 30, 2022, loss on debt extinguishment was $1.0 million. Refer to Note 9, Debt, for further details on the 2019 Credit Agreement.

Six months ended June 30, 2023 compared to June 30, 2022. The Company had no losses on debt extinguishment for the six months ended June 30, 2023. For the six months ended June 30, 2022, loss on debt extinguishment was $2.5 million. Refer to Note 9, Debt, for further details on the 2019 Credit Agreement.

Income Tax Expense

Three months ended June 30, 2023 compared to June 30, 2022. The effective tax rate for the three months ended June 30, 2023 and 2022 was 24.0% and 24.6%, respectively. The decrease in the effective tax rate in 2023 compared to the same period in 2022 was due mainly to changes in non-deductible expenses.

Six months ended June 30, 2023 compared to June 30, 2022. For the six months ended June 30, 2023 and 2022, the effective tax rate was 22.4% and 23.0%, respectively. The decrease in the effective tax rate was due primarily to higher excess tax benefits on share-based compensation in 2023 compared to the same period in 2022. Refer to Note 8, Income Taxes, for further details on our income taxes.

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

The following table sets forth a reconciliation from GAAP financial measures to non-GAAP measures for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Reconciliation of non-GAAP financial measures:
Net income (GAAP)	$56,671	$79,205	$105,944	$150,478
Income tax expense	(17,924)	(25,790)	(30,521)	(45,061)
Income before income taxes	74,595	104,995	136,465	195,539
Interest expense(1)	14,146	9,499	27,628	18,223
Depreciation(2)	2,296	2,102	4,267	4,056
Other business taxes(3)	382	541	766	1,131
Amortization of acquisition-related intangible assets(4)	7,353	8,656	17,062	17,312
Stock-based compensation(5)	1,538	2,860	3,542	5,493
Acquisition, restructuring and exit costs(6)	2,949	(24,033)	11,933	(24,877)
Debt issuance costs(7)	756	1,560	1,504	3,621
Earnings/losses from equity method investments(8)	—	9	—	66
Adjusted EBITDA	$104,015	$106,189	$203,167	$220,564

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Reconciliation of non-GAAP financial measures:
Net income (GAAP)	$56,671	$79,205	$105,944	$150,478
Adjustments to reflect the operating performance of the Company:
i. Other business taxes(3)	382	541	766	1,131
ii. Amortization of acquisition-related intangible assets(4)	7,353	8,656	17,062	17,312
iii. Stock-based compensation(5)	1,538	2,860	3,542	5,493
iv. Acquisition, restructuring and exit costs(6)	2,949	(24,033)	11,933	(24,877)
v. Debt issuance costs(7)	756	1,560	1,504	3,621
Tax effect of above adjustments(9)	(3,244)	2,604	(8,701)	(670)
Adjusted Net Income	$66,405	$71,393	$132,050	$152,488
Tax benefit of goodwill and acquired intangibles(10)	$9,537	$9,327	$19,061	$18,649

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

(6) Adding back direct incremental costs of acquisitions, including restructuring costs.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Acquisition-related costs	$16	$143	$18	$260
Restructuring and integration costs	—	8	29	17
Change in value of consideration payable for acquisition of business	1,500	(26,600)	8,900	(30,100)
Personnel compensation and benefits	1,433	2,416	2,986	4,946
Total acquisition, restructuring and exit costs	$2,949	$(24,033)	$11,933	$(24,877)

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

The following table shows our liquidity position as of June 30, 2023 and December 31, 2022.

	June 30,	December 31,
(in thousands)	2023	2022
Cash and cash equivalents	$43,780	$38,171
Accounts and other receivables	92,964	84,473
Undrawn commitment on revolving credit facility (1)	100,000	100,000
Accounts and other payables	(103,615)	(109,320)

(1) The balances at June 30, 2023 and December 31, 2022 represent the Company’s $99.9 million revolving credit facility and a $0.1 million standby letter of credit used as collateral for THB’s real estate location.

We manage our cash balances in order to fund our day-to-day operations. Our accounts receivable consists primarily of investment management fees that have been earned but not yet received from clients, income and other taxes receivable, and amounts receivable from the funds. We perform a review of our receivables on a monthly basis to assess collectability. We maintained a $100.0 million revolving credit facility at June 30, 2023 and December 31, 2022 (under the 2019 Credit Agreement) which had approximately $100.0 million undrawn as of June 30, 2023 and December 31, 2022.

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

At June 30, 2023, the $450 million notional value Swap had a fair value of $45.4 million, which was included in other assets on the unaudited Condensed Consolidated Balance Sheets. For the three and six months ended June 30, 2023, the Company recognized income, net of tax, of $3.9 million and a loss, net of tax, of $1.2 million, respectively, in accumulated other comprehensive income (loss). For the three and six months ended June 30, 2023, the Company reclassified income of $4.7 million and $8.9 million, respectively, from accumulated other comprehensive income (loss) to interest expense and other financing costs on the unaudited Condensed Consolidated Statements of Operations. Refer to Note 14, Derivatives, for further information on the Swap.

Contingent Consideration

At June 30, 2023, the Company had $239.3 million in contingent consideration that is estimated to be payable over the next year and three years resulting from the USAA AMCO and WestEnd Acquisitions, respectively. For the three and six months ended June 30, 2023, the Company recorded an increases of $1.7 million and $6.0 million, respectively, in contingent payment liabilities associated with the USAA AMCO Acquisition and a decrease of $0.2 million and an increase of $2.9 million, respectively, in contingent payment liabilities associated WestEnd Acquisition, which is included in consideration payable for acquisition of business in the unaudited Condensed Consolidated Balance Sheets.

At June 30, 2023, the estimated fair value of the USAA AMCO Acquisition payment was $33.7 million, and a maximum of $37.5 million in contingent consideration ($37.5 million for the remaining year of the earn out period) is potentially payable to sellers. At June 30, 2023, the estimated fair value of the WestEnd Acquisition contingent payments was $205.6 million, and a maximum of $320.0 million in contingent consideration ($80.0 million per year) is potentially payable to sellers.

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

Cash Flows

The following table is derived from our unaudited Condensed Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
(in thousands)	2023	2022
Net cash provided by operating activities	$141,562	$165,055
Net cash used in investing activities	(3,922)	(7,152)
Net cash used in financing activities	(132,034)	(184,585)

Operating Activities – Cash provided by operating activities during the six months ended June 30, 2023 was $141.6 million, compared to $165.1 million of cash provided by operating activities for the same period in 2022. The $23.5 million decrease in cash provided by operating activities is due to a $44.5 million decrease in net income partially offset by a $25.6 million increase in non-cash items.

Cash provided by operating activities during the six months ended June 30, 2022 was $165.1 million and comprised of $150.5 million and $28.5 million of cash provided by net income and non-cash items, partially offset by $13.9 million in working capital source of cash.

Investing Activities – Cash used in investing activities during the six months ended June 30, 2023 was $3.9 million and consisted of primarily of property and equipment purchases of $2.6 million and $1.4 million of net trading activity.

Cash used in investing activities during the six months ended June 30, 2022 was $7.2 million and consisted of primarily of property and equipment purchases of $2.9 million, $1.9 million of net trading activity and $1.5 million for an equity investment.

Financing Activities – Cash used in financing activities during the six months ended June 30, 2023 was $132.0 million and was mostly attributable to repurchases of common stock, payment of dividends, and net activity related to stock-based equity awards of $79.9 million, $43.6 million, and $8.5 million, respectively.

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

The value of our AUM was approximately $162 billion at June 30, 2023. A 10% increase or decrease in the value of our AUM, if proportionately distributed over all of our strategies, products and client relationships, would cause an annualized increase or decrease in our revenues of approximately $84.2 million at our weighted-average fee rate of 52 basis points for the quarter ended June 30, 2023. Because of declining fee rates from larger relationships and differences in our fee rates across investment strategies, a change in the composition of our AUM, in particular, an increase in the proportion of our total AUM attributable to strategies, clients or relationships with lower effective fee rates, could have a material negative impact on our overall weighted-average fee rate. The same 10% increase or decrease in the value of our total AUM, if attributed entirely to a proportionate increase or decrease in the AUM of the Victory Funds, to which we provide a range of services in addition to those provided to institutional separate accounts, would cause an annualized increase or decrease in our revenues of approximately $98.8 million at the Victory Funds’ aggregate weighted-average fee rate of 61 basis points for the quarter ended June 30, 2023. If the same 10% increase or decrease in the value of our total AUM was attributable entirely to a proportionate increase or decrease in the assets of our institutional separate accounts, it would cause an annualized increase or decrease in our revenues of approximately $53.5 million at the weighted-average fee rate across all of our institutional separate accounts of 33 basis points for the quarter ended June 30, 2023.

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

We have not adopted a corporate-level risk management policy to manage this exchange rate risk. Assuming 10% of our AUM are invested in securities denominated in currencies other than the U.S. dollar and excluding the impact of any hedging arrangement, a 10% increase or decrease in the value of the U.S. dollar would decrease or increase the fair value of our AUM by approximately $1.6 billion, which would cause an annualized increase or decrease in revenues of approximately $8.3 million at our weighted-average fee rate for the business of 52 basis points for the quarter ended June 30, 2023.

Interest Rate Risk – Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. On March 27, 2020, the Company executed the Swap, a floating-to-fixed interest rate swap transaction, to effectively fix the interest rate at 3.465% on $450 million of its outstanding Original Term Loan through the Original Term Loan maturity date of July 2026. On September 26, 2022, the Company and the Swap counterparty executed an amendment to the Swap to update LIBOR conventions to SOFR conventions and to modify the fixed rate for the change from three-month LIBOR to three-month Term SOFR effective on October 6, 2022. There was no change to the $450 million notional value, the July 1, 2026 expiration date, the quarterly payment frequency or the designated three-month maturity from the Swap Amendment. The interest rate effectively fixed by the Swap on $450 million of the Company’s outstanding term loan debt through July 1, 2026 changed from 3.22% to 3.15% as a result of the Swap Amendment. Refer to Note 14, Derivatives, for further information on the Swap. At June 30, 2023, we were exposed to interest rate risk as a result of the unhedged amounts outstanding under the 2019 Credit Agreement, as amended. Refer to Note 9, Debt, for a description of the amounts outstanding as of such date and the applicable interest rate.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) at June 30, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the three and six months ended June 30, 2023, the Company repurchased 1.4 million and 2.4 million shares, respectively, of Common Stock at a total cost of $44.5 million and $77.4 million, which included $0.2 million and $0.6 million of excise taxes payable on shares repurchased, for an average price of $32.25 and $32.09 per share. During the same periods in 2022, 0.6 million and 0.9 million shares were repurchased at a total cost of $16.9 million and $26.3 million for an average price of $26.41 and $28.25.

As of June 30, 2023, a total of $51.9 million was available for future repurchases under the 2023 Share Repurchase Program, and a cumulative total of 9.5 million shares of Common Stock had been repurchased under programs authorized by the Company’s Board of Directors at a total cost of $238.7 million for an average price of $25.08 per share.

The following table sets out information regarding purchases of equity securities by the Company for the three months ended June 30, 2023.

				Approximate Dollar Value
	Total Number of		Total Number of Shares of	That May Yet Be Purchased
	Shares of	Average Price	Stock Purchased as Part of	Under Outstanding
	Common Stock	Paid Per Share	Publicly Announced	Plans or Programs
Period	Purchased	of Common Stock	Plans or Programs	(in millions)
April 1-30, 2023	—	$—	—	$95.8
May 1-31, 2023	685,001	31.38	685,001	74.4
June 1-30, 2023	694,708	33.11	694,708	51.9
Total	1,379,709	$32.25	1,379,709

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2023, as such terms are defined under Item 408(a) of Regulation S-K.

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
101

The following information formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2023 and 2022, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022, (v) Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2023 and 2022 and the three months ended June 30, 2023 and 2022 and, (vi) Notes to Unaudited Condensed Consolidated Financial Statements for the six months ended June 30, 2023 and 2022.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 4th day of August, 2023.

VICTORY CAPITAL HOLDINGS, INC.

By:	/s/ MICHAEL D. POLICARPO
	Name:	Michael D. Policarpo
	Title:	President, Chief Financial Officer and Chief Administrative Officer