Form 10-Q
period 2023-09-30
Victory Capital Holdings, Inc.
filed 2023-11-03
CIK 1570827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

The number of outstanding shares of the registrant’s Common Stock, par value $0.01 per share as of October 31, 2023 was 65,989,429.

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

Forward‑looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Although we believe the expectations reflected in the forward‑looking statements are reasonable, we can give no assurance that these expectations will prove to have been correct. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. Actual events, results and outcomes may differ materially from our expectations due to a variety of known and unknown risks, uncertainties and other factors. Although it is not possible to identify all of these risks and factors, they include, among others, the following; reductions in assets under management (“AUM”) based on investment performance, client withdrawals, difficult market conditions and other factors such as the conflicts in Ukraine and Israel or a pandemic; the nature of our contracts and investment advisory agreements; our ability to maintain historical returns and sustain our historical growth; our dependence on third parties to market our strategies and provide products or services for the operation of our business; our ability to retain key investment professionals or members of our senior management team; our reliance on the technology systems supporting our operations; our ability to successfully acquire and integrate new companies; the concentration of our investments in long only small‑ and mid‑cap equity and U.S. clients; risks and uncertainties associated with non‑U.S. investments; our efforts to establish and develop new teams and strategies; the ability of our investment teams to identify appropriate investment opportunities; our ability to limit employee misconduct; our ability to meet the guidelines set by our clients; our exposure to potential litigation (including administrative or tax proceedings) or regulatory actions; our ability to implement effective information and cyber security policies, procedures and capabilities; our substantial indebtedness; the potential impairment of our goodwill and intangible assets; disruption to the operations of third parties whose functions are integral to our exchange traded fund (“ETF”) platform; our determination that we are not required to register as an “investment company” under the 1940 Act; the fluctuation of our expenses; our ability to respond to recent trends in the investment management industry; the level of regulation on investment management firms and our ability to respond to regulatory developments; the competitiveness of the investment management industry; the level of control over us retained by Crestview Partners II GP, L.P.; our status as an emerging growth company ("EGC"); and other risks and factors included, but not limited to, those listed under the caption “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2023, which is accessible on the SEC’s website at www.sec.gov.

In light of these risks, uncertainties and other factors, the forward‑looking statements contained in this report might not prove to be accurate. All forward‑looking statements speak only as of the date made and we undertake no obligation to update or revise publicly any forward‑looking statements, whether as a result of new information, future events or otherwise.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except shares data)

	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$107,987	$38,171
Receivables	95,174	84,473
Prepaid expenses	6,458	8,443
Investments, at fair value	29,858	27,266
Property and equipment, net	21,203	21,146
Goodwill	981,805	981,805
Other intangible assets, net	1,287,542	1,314,637
Other assets	61,778	64,958
Total assets	$2,591,805	$2,540,899

Liabilities and stockholders' equity
Accounts payable and accrued expenses	$59,552	$50,862
Accrued compensation and benefits	52,167	58,458
Consideration payable for acquisition of business	249,636	230,400
Deferred tax liability, net	124,995	108,138
Other liabilities	40,996	42,117
Long-term debt, net	988,323	985,514
Total liabilities	1,515,669	1,475,489

Stockholders' equity
Common stock, $0.01 par value per share: 2023 - 600,000,000 shares authorized, 82,224,284 shares issued and 65,911,628 shares outstanding; 2022 - 600,000,000 shares authorized, 80,528,137 shares issued and 67,325,534 shares outstanding	822	805
Additional paid-in capital	723,252	705,466
Treasury stock, at cost: 2023 - 16,312,656 shares; 2022 - 13,202,603 shares	(384,462)	(285,425)
Accumulated other comprehensive income	34,220	35,442
Retained earnings	702,304	609,122
Total stockholders' equity	1,076,136	1,065,410
Total liabilities and stockholders' equity	$2,591,805	$2,540,899

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Investment management fees	$163,953	$160,770	$480,199	$508,364
Fund administration and distribution fees	45,735	46,490	135,035	144,921
Total revenue	209,688	207,260	615,234	653,285

Expenses
Personnel compensation and benefits	54,501	56,869	167,043	179,352
Distribution and other asset-based expenses	38,160	39,019	113,158	123,471
General and administrative	13,947	12,301	39,585	38,984
Depreciation and amortization	12,333	10,686	33,663	32,051
Change in value of consideration payable for acquisition of business	10,336	(10,500)	19,236	(40,600)
Acquisition-related costs	116	189	134	449
Restructuring and integration costs	246	56	275	73
Total operating expenses	129,639	108,620	373,094	333,780

Income from operations	80,049	98,640	242,140	319,505

Other income (expense)
Interest income and other income (expense)	1,452	(1,446)	4,967	(5,096)
Interest expense and other financing costs	(15,580)	(11,479)	(44,721)	(30,637)
Loss on debt extinguishment	—	(369)	—	(2,887)
Total other expense, net	(14,128)	(13,294)	(39,754)	(38,620)

Income before income taxes	65,921	85,346	202,386	280,885

Income tax expense	(13,914)	(12,582)	(44,435)	(57,643)

Net income	$52,007	$72,764	$157,951	$223,242

Earnings per share of common stock
Basic	$0.79	$1.06	$2.38	$3.25
Diluted	$0.77	$1.01	$2.30	$3.07

Weighted average number of shares outstanding
Basic	65,774	68,609	66,504	68,625
Diluted	67,676	71,877	68,636	72,797

Dividends declared per share of common stock	$0.32	$0.25	$0.96	$0.75

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$52,007	$72,764	$157,951	$223,242

Other comprehensive income (loss), net of tax
Net unrealized income (loss) on cash flow hedges	(56)	10,024	(1,225)	31,514
Net unrealized income (loss) on foreign currency translation	(11)	(78)	3	(365)
Total other comprehensive income (loss), net of tax	(67)	9,946	(1,222)	31,149

Comprehensive income	$51,940	$82,710	$156,729	$254,391

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In thousands)

				Accumulated
			Additional	Other
	Common	Treasury	Paid-In	Comprehensive	Retained
	Stock	Stock	Capital	Income	Earnings	Total
Balance, December 31, 2022	$805	$(285,425)	$705,466	$35,442	$609,122	$1,065,410
Issuance of common stock	—	—	60	—	—	60
Repurchase of shares	—	(32,903)	—	—	—	(32,903)
Shares withheld related to net settlement of equity awards	—	(11,656)	—	—	—	(11,656)
Vesting of restricted share grants	7	—	(7)	—	—	—
Exercise of options	3	—	1,707	—	—	1,710
Other comprehensive loss	—	—	—	(5,068)	—	(5,068)
Share-based compensation	—	—	4,252	—	—	4,252
Dividends paid	—	—	—	—	(22,524)	(22,524)
Net income	—	—	—	—	49,273	49,273
Balance, March 31, 2023	815	(329,984)	711,478	30,374	635,871	1,048,554
Issuance of common stock	—	—	51	—	—	51
Repurchase of shares	—	(44,496)	—	—	—	(44,496)
Shares withheld related to net settlement of equity awards	—	(3,190)	—	—	—	(3,190)
Exercise of options	2	—	1,437	—	—	1,439
Other comprehensive income	—	—	—	3,913	—	3,913
Share-based compensation	—	—	4,242	—	—	4,242
Dividends paid	—	—	—	—	(21,083)	(21,083)
Net income	—	—	—	—	56,671	56,671
Balance, June 30, 2023	817	(377,670)	717,208	34,287	671,459	1,046,101
Issuance of common stock	—	—	78	—	—	78
Repurchase of shares	—	98	—	—	—	98
Shares withheld related to net settlement of equity awards	—	(6,890)	—	—	—	(6,890)
Vesting of restricted share grants	1		(1)	—	—	—
Exercise of options	4	—	2,072	—	—	2,076
Other comprehensive loss	—	—	—	(67)	—	(67)
Share-based compensation	—	—	3,895	—	—	3,895
Dividends paid	—	—	—	—	(21,162)	(21,162)
Net income	—	—	—	—	52,007	52,007
Balance, September 30, 2023	$822	$(384,462)	$723,252	$34,220	$702,304	$1,076,136

				Accumulated
			Additional	Other
	Common	Treasury	Paid-In	Comprehensive	Retained
	Stock	Stock	Capital	Income	Earnings	Total
Balance, December 31, 2021	$772	$(153,200)	$673,572	$5,972	$402,811	$929,927
Issuance of common stock	—	—	69	—	—	69
Repurchase of shares	—	(9,437)	—	—	—	(9,437)
Shares withheld related to net settlement of equity awards	—	(9,317)	—	—	—	(9,317)
Vesting of restricted share grants	5	—	(5)	—	—	—
Exercise of options	2	—	1,231	—	—	1,233
Other comprehensive income	—	—	—	16,199	—	16,199
Share-based compensation	—	—	3,945	—	—	3,945
Dividends paid	—	—	—	—	(17,618)	(17,618)
Net income	—	—	—	—	71,273	71,273
Balance, March 31, 2022	779	(171,954)	678,812	22,171	456,466	986,274
Issuance of common stock	—	—	80	—	—	80
Repurchase of shares	—	(16,908)	—	—	—	(16,908)
Shares withheld related to net settlement of equity awards	—	(4,839)	—	—	—	(4,839)
Vesting of restricted share grants	1	—	(1)	—	—	—
Exercise of options	4	—	1,687	—	—	1,691
Other comprehensive income	—	—	—	5,004	—	5,004
Share-based compensation	—	—	4,965	—	—	4,965
Dividends paid	—	—	—	—	(17,291)	(17,291)
Net income	—	—	—	—	79,205	79,205
Balance, June 30, 2022	$784	$(193,701)	$685,543	$27,175	$518,380	$1,038,181
Issuance of common stock	—	—	64	—	—	64
Repurchase of shares	—	(22,827)	—	—	—	(22,827)
Shares withheld related to net settlement of equity awards	—	(27,373)	—	—	—	(27,373)
Vesting of restricted share grants	2		(2)	—	—	—
Exercise of options	17	—	9,285	—	—	9,302
Other comprehensive income	—	—	—	9,946	—	9,946
Share-based compensation	—	—	4,352	—	—	4,352
Dividends paid	—	—	—	—	(17,400)	(17,400)
Net income	—	—	—	—	72,764	72,764
Balance, September 30, 2022	$803	$(243,901)	$699,242	$37,121	$573,744	$1,067,009

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net income	$157,951	$223,242
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	17,232	30,339
Depreciation and amortization	33,663	32,051
Deferred financing costs and derivative and accretion expense	3,171	3,395
Stock-based and deferred compensation	15,135	10,774
Change in fair value of contingent consideration obligations	19,236	(40,600)
Unrealized (appreciation) depreciation on investments	(693)	5,307
Noncash lease expense	(340)	263
Loss on equity method investment	—	825
Loss on debt extinguishment	—	2,887
Changes in operating assets and liabilities:
Receivables	(10,681)	16,781
Prepaid expenses	(358)	(667)
Other assets	(2,220)	(1,540)
Accounts payable and accrued expenses	8,388	(11,427)
Accrued compensation and benefits	(7,125)	(2,567)
Other liabilities	(169)	(944)
Net cash provided by operating activities	233,190	268,119

Cash flows from investing activities
Purchases of property and equipment	(4,373)	(4,286)
Purchases of investments	(9,362)	(17,696)
Sales of investments	7,464	15,205
Acquisition of business and assets, net of cash acquired	—	(880)
Net cash used in investing activities	(6,271)	(7,657)

Cash flows from financing activities
Issuance of common stock	5,414	12,439
Repurchase of common stock	(81,821)	(61,493)
Payments of taxes related to net share settlement of equity awards	(15,916)	(27,897)
Repayments of long-term senior debt	—	(134,000)
Payment of dividends	(64,769)	(52,127)
Net cash used in financing activities	(157,092)	(263,078)

Effect of changes of foreign exchange rate on cash and cash equivalents	(11)	(248)

Net increase (decrease) in cash and cash equivalents	69,816	(2,864)
Cash and cash equivalents, beginning of period	38,171	69,533
Cash and cash equivalents, end of period	$107,987	$66,669

Supplemental cash flow information
Cash paid for interest	$51,181	$24,118
Cash paid for income taxes	34,007	26,117
Noncash items
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$—	$3,984

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

On November 1, 2021, the Company completed the acquisition of New Energy Capital Partners (“NEC”). Founded in 2004 and based in Hanover, New Hampshire, NEC is an alternative asset management firm focused on debt and equity investments in clean energy infrastructure projects and companies.

On December 31, 2021, the Company completed the acquisition of WestEnd Advisors, LLC (“WestEnd”). Founded in 2004, and headquartered in Charlotte, North Carolina, WestEnd is an ETF strategist advisor that provides financial advisors with a turnkey, core model allocation strategy for either a holistic solution or complementary source of alpha. The firm offers four primary ETF strategies and one large cap core strategy, all in tax efficient Separately Managed Account (SMA) structures. Refer to Note 4, Acquisitions, for further details on the USAA AMCO, NEC and WestEnd acquisitions.

VCM is a registered investment adviser managing assets through mutual funds, institutional separate accounts, separately managed account products, unified managed account products, third-party ETF model strategies, collective trust funds, private funds, undertakings for the collective investment in transferrable securities, other pooled vehicles and ETFs.

VCM also provides mutual fund administrative services for the Victory Portfolios, Victory Variable Insurance Funds, the mutual fund series of the Victory Portfolios II and the Victory Portfolios III (collectively, the “Victory Funds”), a family of open-end mutual funds, and the VictoryShares (the Company’s ETF brand). Additionally, VCM employs all of the Company’s United States investment professionals across its Franchises and Solutions, which are not separate legal entities. VCM’s wholly-owned subsidiaries include RS Investment Management (Singapore) Pte. Ltd., RS Investments (UK) Limited, Victory Capital Digital Assets, LLC and NEC Pipeline LLC. RS Investments (Hong Kong) Limited, VCM’s other wholly-owned subsidiary, ceased operations on May 31, 2023.

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

WestEnd, a wholly-owned subsidiary of Victory Capital Holdings, Inc., is the Company’s second registered investment adviser.

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

In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the financial condition, results of operations, and cash flows for the interim periods presented. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

Intangible Assets

Management periodically evaluates the remaining useful lives and carrying values of the Company’s intangible assets to determine whether events and circumstances indicate that a change in the useful life or impairment in value may have occurred. For the three and nine months ended September 30, 2023, the Company recognized a $3.8 million impairment loss on an indefinite-lived trade name asset to reduce the asset’s carrying amount to its estimated fair value and to change the asset’s estimated remaining useful life. The remaining book value of the asset is being amortized on a straight-line basis over a period that is shorter than the asset’s economic life. The impairment loss is recorded in depreciation and amortization in the unaudited Condensed Consolidated Statements of Operations. For further discussion regarding the Company's intangible asset policy, refer to Note 2, Significant Accounting Policies, in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

NOTE 3. Revenue RECOGNITION

In accordance with revenue recognition standard requirements, the following table disaggregates our revenue by type and product:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Investment management fees
Mutual funds (Victory Funds)	$112,816	$112,467	$330,921	$357,294
ETFs (VictoryShares)	5,200	5,324	15,901	15,274
Separate accounts and other vehicles	44,736	43,031	129,971	137,643
Performance-based fees
Mutual funds (Victory Funds III)	1,087	244	3,489	(1,039)
Separate accounts and other vehicles	114	(296)	(83)	(808)
Total investment management fees	163,953	160,770	480,199	508,364

Fund administration and distribution fees
Administration fees
Mutual funds (Victory Funds)	$25,644	25,566	$74,947	80,287
ETFs (VictoryShares)	725	673	2,159	2,095
Distribution fees
Mutual funds (Victory Funds)	5,648	6,036	16,978	19,172
Transfer agent fees
Mutual funds (Victory Funds III)	13,718	14,215	40,951	43,367
Total fund administration and distribution fees	45,735	46,490	135,035	144,921

Total revenue	$209,688	$207,260	$615,234	$653,285

The following table presents balances of receivables:

(in thousands)	September 30, 2023	December 31, 2022
Customer receivables
Mutual funds (Victory Funds)	$52,878	$53,835
ETFs (VictoryShares)	2,005	2,239
Separate accounts and other vehicles	31,183	26,652
Receivables from contracts with customers	86,066	82,726
Non-customer receivables	9,108	1,747
Total receivables	$95,174	$84,473

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

As of September 30, 2023, contingent consideration payable to sellers was $36.4 million, the actual amount due to sellers for the fourth and final earn out period. At December 31, 2022, the estimated fair value of contingent consideration payable to sellers of $27.7 million was determined using a real options method, where revenue related to “non-managed money” assets was simulated in a risk-neutral framework to calculate expected probability-weighted earn out payments, which were then discounted from the expected payment dates at the relevant cost of debt. Contingent consideration payable to sellers is recorded in consideration payable for acquisition of business in the unaudited Condensed Consolidated Balance Sheets.

The increase in the liability of $2.7 million and $8.7 million for the three and nine months ended September 30, 2023 and the increase in the liability of $2.7 million and a decrease in the liability of $9.1 million for the three and nine months ended September 30, 2022 were recorded in change in value of consideration payable for acquisition of business in the unaudited Condensed Consolidated Statements of Operations.

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

For the three and nine months ended September 30, 2023, the Company recorded $1.4 million and $4.4 million in NEC contingent payment compensation expense, respectively. Expense recorded for the three and nine months ended September 30, 2022 was $1.7 million and $5.4 million, respectively.

The liability for NEC contingent payments totaled $12.5 million and $8.1 million as of September 30, 2023 and December 31, 2022, respectively, which is included in accrued compensation and benefits in the unaudited Condensed Consolidated Balance Sheets.

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

The fair value of contingent consideration payable to sellers was estimated at $213.2 million as of September 30, 2023 and $202.7 million as of December 31, 2022. For the three and nine months ended September 30, 2023, the change in the liability was an increase of $7.6 million and $10.5 million, respectively. For the three and nine months ended September 30, 2022, the liability decreased by $13.2 million and $31.5 million, respectively. The impact of increasing or decreasing the valuation of the contingent consideration liability is recorded in change in value of consideration payable for acquisition of business in the unaudited Condensed Consolidated Statements of Operations.

Significant inputs to the valuation of contingent consideration payable to sellers as of September 30, 2023 and December 31, 2022 are as follows and are approximate values:

	September 30, 2023	December 31, 2022
Net revenue 5 year average annual growth rate	24%	28%
Market price of risk adjustment for revenue (continuous)	8%	11%
Revenue volatility	21%	20%
Discount rate	8%	8%
Years remaining in earn out period	4.1	4.8
Undiscounted estimated remaining earn out payments $ millions	$247 - $320	$247 - $320

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

The following table presents assets and liabilities measured at fair value on a recurring basis:

	As of September 30, 2023
(in thousands)	Total	Level 1	Level 2	Level 3
Financial Assets
Money market funds	$98,769	$98,769	$—	$—
Investments in proprietary funds	490	490	—	—
Deferred compensation plan investments	29,368	29,368	—	—
Interest rate swap asset	45,314	—	45,314	—
Total Financial Assets	$173,941	$128,627	$45,314	$—
Financial Liabilities
Contingent consideration arrangements	(249,636)	—	—	(249,636)
Total Financial Liabilities	$(249,636)	$—	$—	$(249,636)

	As of December 31, 2022
(in thousands)	Total	Level 1	Level 2	Level 3
Financial Assets
Money market fund	$24,575	$24,575	$—	$—
Investments in proprietary funds	466	466	—	—
Deferred compensation plan investments	26,800	26,800	—	—
Interest rate swap asset	46,931	—	46,931	—
Total Financial Assets	$98,772	$51,841	$46,931	$—
Financial Liabilities
Contingent consideration arrangements	(230,400)	—	—	(230,400)
Total Financial Liabilities	$(230,400)	$—	$—	$(230,400)

Level 1 assets consist of money market funds and open-end mutual funds. The fair values for these assets are determined utilizing quoted market prices for identical assets.

The interest rate swap (the “Swap”) asset represents amounts receivable under a floating-to-fixed interest rate swap transaction entered into by the Company on March 27, 2020. The fair value of the Swap is included in the unaudited Condensed Consolidated Balance Sheets in other assets at September 30, 2023 and December 31, 2022. Pricing was determined based on a third party, model-derived valuation in which all significant inputs are observable in active markets (Level 2). Refer to Note 14, Derivatives, for further detail on the Swap.

Contingent consideration arrangements include the USAA AMCO and WestEnd earn-out payment liabilities at September 30, 2023 and December 31, 2022. Contingent consideration arrangements are included in consideration payable for acquisition of business in the unaudited Condensed Consolidated Balance Sheets.

As of September 30, 2023, the USAA AMCO Acquisition earn-out payment liability represents the actual amount due to sellers for the fourth and final earn out period ended July 31, 2023.

Significant unobservable inputs for the option pricing model used to determine the estimated fair value of the WestEnd Acquisition earn-out payment liability include the WestEnd net revenue projected growth rate, revenue volatility, market price of risk and discount rate.

For the WestEnd contingent consideration arrangement, an increase in the projected growth rate for revenue results in a higher fair value for the earn-out payment liability while an increase in the discount rate results in a lower fair value for the earnout payment liability. An increase in the market price of risk and revenue volatility results in a lower fair value. Refer to Note 4, Acquisitions, for further details related to the valuation of contingent consideration payable related to the WestEnd Acquisition.

Changes in the fair value of contingent consideration arrangement liabilities, realized or unrealized, are recorded in earnings and are included in change in value of consideration payable for acquisition of business in the unaudited Condensed Consolidated Statements of Operations.

The following table presents the balance of the change in contingent consideration arrangement liabilities for the nine months ended September 30, 2023:

(in thousands)	Contingent Consideration Liabilities
Balance, December 31, 2022	$230,400
USAA AMCO change in fair value measurement	8,736
WestEnd change in fair value measurement	10,500
Balance, September 30, 2023	$249,636

There were no transfers between any of the Level 1, 2 and 3 categories in the fair value measurement hierarchy from December 31, 2022 to September 30, 2023. The Company recognizes transfers at the end of the reporting period.

The net carrying value of accounts receivable and accounts payable approximates fair value due to the short‑term nature of these assets and liabilities. The fair value of our long-term debt as of September 30, 2023, is considered to be its carrying value as the interest rate on the bank debt is variable and approximates current market rates. As a result, Level 2 inputs are utilized to determine the fair value of our long‑term debt.

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

(in thousands)	September 30, 2023	December 31, 2022
Related party assets
Cash and cash equivalents	$98,769	$24,575
Receivables (investment management fees)	43,387	44,218
Receivables (fund administration and distribution fees)	14,178	14,379
Prepaid expenses	1,068	1,097
Investments (investments in proprietary funds, fair value)	490	466
Investments (deferred compensation plan investments, fair value)	29,237	24,852
Total	$187,129	$109,587

Related party liabilities
Accounts payable and accrued expenses (fund reimbursements)	$5,619	$5,838

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Related party revenue
Investment management fees	$124,845	$124,335	$366,738	$391,804
Fund administration and distribution fees	45,735	46,490	135,035	144,921
Total	$170,580	$170,825	$501,773	$536,725

Related party expense
General and administrative	$117	$93	$366	$302

Related party other income (expense)
Interest income and other income (expense)	$465	$(805)	$3,260	$(4,343)

NOTE 7. Investments

As of September 30, 2023 and December 31, 2022, the Company had investments in proprietary funds and deferred compensation plan investments. Investments in proprietary funds consist entirely of seed capital investments in certain Victory Funds. Deferred compensation plan investments are held under deferred compensation plans and include Victory Funds and third party mutual funds.

Unrealized and realized gains and losses on investments in proprietary funds and deferred compensation plan investments are recorded in earnings as interest income and other income (expense).

Investments in Proprietary Funds

The following table presents a summary of the cost and fair value of investments in proprietary funds:

		Gross Unrealized		Fair
(in thousands)	Cost	Gains	(Losses)	Value
As of September 30, 2023	$560	$36	$(106)	$490
As of December 31, 2022	551	29	(114)	466

There were no proceeds from sales and realized gains and losses from investments in proprietary funds for the three months ended September 30, 2023 and 2022. Sales and realized gains and losses for the nine months ended September 30, 2023 and 2022 were as follows:

	Sale	Realized
(in thousands)	Proceeds	Gains	(Losses)
For the nine months ended September 30, 2023	$32	$4	$—
For the nine months ended September 30, 2022	65	—	(2)

Deferred Compensation Plan Investments

The following table presents a summary of the cost and fair value of deferred compensation plan investments:

		Gross Unrealized		Fair
(in thousands)	Cost	Gains	(Losses)	Value
As of September 30, 2023	$29,367	$860	$(859)	$29,368
As of December 31, 2022	27,801	529	(1,530)	26,800

The following table presents proceeds from sales of deferred compensation plan investments and realized gains and losses recognized during the three and nine months ended September 30, 2023 and 2022:

	Sale	Realized
(in thousands)	Proceeds	Gains	(Losses)
For the three months ended September 30, 2023	$4,522	$1	$(100)
For the three months ended September 30, 2022	7,023	—	(258)

	Sale	Realized
(in thousands)	Proceeds	Gains	(Losses)
For the nine months ended September 30, 2023	$7,432	$5	$(332)
For the nine months ended September 30, 2022	15,139	1,872	(473)

NOTE 8. Income Taxes

The effective tax rate for the three months ended September 30, 2023 and 2022 differs from the United States federal statutory rate primarily as a result of state and local income taxes, excess tax benefits on share-based compensation and certain non-deductible expenses.

For the three months ended September 30, 2023 and 2022, the provision for income taxes was $13.9 million and $12.6 million, or 21.1% and 14.7%, of pre-tax income respectively. For the nine months ended September 30, 2023 and 2022, the provision for income taxes was $44.4 million and $57.6 million, or 22.0% and 20.5% of pre-tax income respectively.

The effective tax rate for the three and nine months ended September 30, 2023 was higher than the effective tax rate for the same periods in 2022 mainly due to lower excess tax benefits on share-based compensation.

No valuation allowance was recorded for deferred tax assets in the periods ended September 30, 2023 and 2022.

NOTE 9. Debt

The following table presents the components of long-term debt in the unaudited Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022.

			Effective Interest Rate as of
(in thousands)	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Term Loans
Due July 2026, 7.62% interest rate	$630,680	$630,680	8.02%	6.36%
Due December 2028, 7.62% interest rate	371,028	371,028	7.94%	6.29%
Term loan principal outstanding	1,001,708	1,001,708
Unamortized debt issuance costs	(9,395)	(11,299)
Unamortized debt discount	(3,990)	(4,895)
Long-term debt, net	$988,323	$985,514

The Company elects to use three-month term SOFR plus a ten-point credit spread adjustment plus the margin on SOFR required by the 2019 Credit Agreement to pay interest on its debt.

The 2019 Credit Agreement contains customary affirmative and negative covenants, including covenants that affect, among other things, the ability of the first lien leverage ratio, measured as of the last day of each fiscal quarter on which outstanding borrowings under the revolving credit facility exceed 35.0% of the commitments thereunder (excluding certain letters of credit), of no greater than 3.80 to 1.00. As of September 30, 2023, there were no outstanding borrowings under the revolving credit facility and the Company was in compliance with the financial performance covenant.

There were no repayments of outstanding term loans under the 2019 Credit Agreement during the three and nine months ended September 30, 2023, respectively.

A total of $29.6 million and $144.6 million of the outstanding term loans under the 2019 Credit Agreement was repaid during the three and nine months ended September 30, 2022, respectively. The Company recognized a net loss on debt extinguishment of $0.4 million and $2.9 million in the three and nine months ended September 30, 2022 due to repayments of term loan principal.

Interest Expense

The following table presents the components of interest expense and other financing costs on the unaudited Condensed Consolidated Statements of Operations for the periods ended September 30, 2023 and 2022.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Interest expense	$19,457	$11,717	$55,140	$27,465
Amortization of debt issuance costs	762	784	2,266	2,434
Amortization of debt discount	305	314	905	960
Interest rate swap (income) expense	(5,115)	(1,459)	(14,004)	(558)
Other	171	123	414	336
Total	$15,580	$11,479	$44,721	$30,637

NOTE 10. Equity

Shares Rollforward

The following tables present the changes in the number of shares of common stock issued and repurchased (in thousands):

	Shares of Common Stock Issued	Shares of Treasury Stock
Balance, December 31, 2022	80,528	(13,203)
Issuance of shares	3	—
Repurchase of shares	—	(1,032)
Vesting of restricted share grants	680	—
Exercise of options	295	—
Shares withheld related to net settlement of equity awards	—	(390)
Balance, March 31, 2023	81,506	(14,625)
Issuance of shares	2	—
Repurchase of shares	—	(1,380)
Vesting of restricted share grants	27	—
Exercise of options	191	—
Shares withheld related to net settlement of equity awards	—	(102)
Balance, June 30, 2023	81,726	(16,107)
Issuance of shares	2	—
Repurchase of shares	—	—
Vesting of restricted share grants	66	—
Exercise of options	430	—
Shares withheld related to net settlement of equity awards	—	(206)
Balance, September 30, 2023	82,224	(16,313)

	Shares of Common Stock Issued	Shares of Treasury Stock
Balance, December 31, 2021	77,242	(8,580)
Issuance of shares	3	—
Repurchase of shares	—	(293)
Vesting of restricted share grants	481	—
Exercise of options	222	—
Shares withheld related to net settlement of equity awards	—	(285)
Balance, March 31, 2022	77,948	(9,158)
Issuance of shares	3	—
Repurchase of shares	—	(640)
Vesting of restricted share grants	139	—
Exercise of options	271	—
Shares withheld related to net settlement of equity awards	—	(197)
Balance, June 30, 2022	78,361	(9,995)
Issuance of shares	3	—
Repurchase of shares	—	(819)
Vesting of restricted share grants	208	—
Exercise of options	1,717	—
Shares withheld related to net settlement of equity awards	—	(993)
Balance, September 30, 2022	80,289	(11,807)

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

The Company did not make any repurchases during the three months ended September 30, 2023. During the nine months ended September 30, 2023, the Company repurchased 2.4 million shares of Common Stock at a total cost of $77.3 million, which included $0.5 million of excise taxes payable on shares repurchased, for an average price of $32.05. During the three and nine months ended September 30, 2022, 0.8 million and 1.8 million shares were repurchased at a total cost of $22.8 million and $49.2 million for an average price of $27.86 and $28.06.

As of September 30, 2023, a total of $51.9 million was available for future repurchases under the 2023 Share Repurchase Program, and a cumulative total of 9.5 million shares of Common Stock had been repurchased under programs authorized by the Company’s Board of Directors at a total cost of $238.6 million for an average price of $25.07 per share.

Shares Withheld for net settlement of employee equity awards

During the three months ended September 30, 2023, the Company net settled 0.2 million shares of Common Stock for $6.9 million to satisfy $5.0 million in employee tax obligations and $1.9 million in employee stock option exercise prices. During the same period in 2022, 1.0 million shares were net settled for $27.4 million to satisfy $18.1 million of employee tax obligations and $9.3 million of employee stock option exercise prices.

During the nine months ended September 30, 2023, the Company net settled 0.7 million shares of Common Stock for $21.7 million to satisfy $16.7 million in employee tax obligations and $5.0 million in employee stock option exercise prices. During the same period in 2022, 1.5 million shares were net settled for $41.5 million to satisfy $29.3 million of employee tax obligations and $12.2 million of employee stock option exercise prices.

Dividend Payments

Dividends paid or payable for the nine months ended September 30, 2023 totaled $64.8 million and included quarterly dividends of $63.6 million and $1.2 million in cash bonuses and distributions related to dividends previously declared upon vesting of restricted stock. During the same period in 2022, dividends paid or payable totaled $52.3 million and included quarterly dividends of $51.5 million and $0.8 million in cash bonuses and distributions related to dividends previously declared upon vesting of restricted stock.

As of September 30, 2023 and December 31, 2022, the amount of cash bonuses and distributions related to dividends previously declared on unvested and outstanding restricted share awards and stock options totaled $0.9 million and $1.3 million, respectively, which was not recorded as a liability as of the balance sheet date. A liability will be recorded for these cash bonuses and dividends when the restricted shares and options vest.

NOTE 11. Share‑Based Compensation

Current Period Activity

During the three months ended September 30, 2023, the Company issued restricted stock awards for 33,153 shares of Common Stock, of which awards for 9,013 shares were fully vested on the grant date and awards for 24,140 shares vest over four years.

For the nine months ended September 30, 2023, the Company issued restricted stock awards for 513,715 shares of Common Stock, of which awards for 30,012 shares were fully vested on the grant date, awards for 51,919 shares vest over two years, awards for 84,039 shares cliff vest after two years, awards for 258,908 shares vest over three years, awards for 24,140 shares vest over four years, awards for 31,073 shares vest two-thirds in two years and one-third in three years and awards for 33,624 shares vest one-third in two years and two-thirds in three years.

Stock option award and restricted stock award activity during the nine months ended September 30, 2023 and 2022 was as follows:

	Shares Subject to Stock Option Awards
	Nine Months Ended September 30,
	2023			2022
	Avg wtd	Avg wtd		Avg wtd	Avg wtd
	grant-date	exercise		grant-date	exercise
	fair value	price	Units	fair value	price	Units
Outstanding at beginning of period	$4.31	$7.57	2,884,180	$3.94	$6.71	5,315,210
Forfeited	—	—	—	6.46	14.15	(451)
Exercised	3.70	5.70	(916,325)	3.43	5.53	(2,209,371)
Outstanding at end of the period	$4.59	$8.44	1,967,855	$4.31	$7.55	3,105,388
Vested	$4.57	$8.36	1,791,657	$4.27	$7.45	2,928,840
Unvested	4.85	9.23	176,198	4.85	9.24	176,548

	Restricted Stock Awards
	Nine Months Ended September 30,
	2023		2022
	Avg wtd grant-		Avg wtd grant-
	date fair value	Units	date fair value	Units
Unvested at beginning of period	$25.38	1,153,515	$17.75	1,352,839
Granted	30.09	513,715	31.14	637,235
Vested	22.83	(773,507)	17.39	(827,872)
Forfeited	29.60	(45,153)	28.86	(9,643)
Unvested at end of period	$30.30	848,570	$25.34	1,152,559

The Company recorded $3.9 million and $4.4 million of share-based compensation expense in the three months ended September 30, 2023 and 2022, respectively, and $12.4 million and $13.3 million of share-based compensation expense in the nine months ended September 30, 2023 and 2022, respectively, in personnel compensation and benefits in the unaudited Condensed Consolidated Statements of Operations.

NOTE 12. Earnings Per Share

The following table sets forth the reconciliation of basic earnings per share and diluted earnings per share from net income for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands except per share amounts)	2023	2022	2023	2022
Net income	$52,007	$72,764	$157,951	$223,242
Shares:
Basic: Weighted average number of shares outstanding	65,774	68,609	66,504	68,625
Plus: Incremental shares from assumed conversion of dilutive instruments	1,902	3,268	2,132	4,172
Diluted: Weighted average number of shares outstanding	67,676	71,877	68,636	72,797
Earnings per share
Basic:	$0.79	$1.06	$2.38	$3.25
Diluted:	$0.77	$1.01	$2.30	$3.07

Outstanding instruments excluded from the computation of weighted average shares for diluted earnings per share because the effect would be anti-dilutive were de minimis for the three and nine months ended September 30, 2023. The amount of outstanding instruments excluded from the computation of weighted average shares for diluted earnings per share because the effect would be anti-dilutive was 0.2 million for the three and nine months ended September 30, 2022. Holders of non-vested share-based compensation awards do not have rights to receive nonforfeitable dividends on the shares covered by the awards.

NOTE 13. Accumulated Other Comprehensive Income (Loss)

The following table presents changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2023 and 2022.

		Cumulative
	Cash Flow	Translation
(in thousands)	Hedges (a)	Adjustment	Total
Balance, December 31, 2022	$35,614	$(172)	$35,442
Other comprehensive income before reclassification and tax	12,387	4	12,391
Tax impact	(3,008)	(1)	(3,009)
Reclassification adjustments, before tax	(14,005)	—	(14,005)
Tax impact	3,401	—	3,401
Net current period other comprehensive income (loss)	(1,225)	3	(1,222)
Balance, September 30, 2023	$34,389	$(169)	$34,220
Balance, December 31, 2021	$5,895	$77	$5,972
Other comprehensive income (loss) before reclassification and tax	42,113	(485)	41,628
Tax impact	(10,176)	120	(10,056)
Reclassification adjustments, before tax	(558)	—	(558)
Tax impact	135	—	135
Net current period other comprehensive income (loss)	31,514	(365)	31,149
Balance, September 30, 2022	$37,409	$(288)	$37,121
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

The Swap is designated as a cash flow hedge. Accordingly, the Swap is measured at fair value with mark-to-market gains or losses deferred and included in accumulated other comprehensive income (loss), net of tax, to the extent the hedge is determined to be effective. Gains or losses from the Swap are reclassified to interest expense in the same period during which the hedged transaction affects earnings. The amount receivable from the Swap counterparty at September 30, 2023 of $4.8 million is included in other assets in the unaudited Condensed Consolidated Balance Sheets.

The following table summarizes the classification of the Swap in the unaudited Condensed Consolidated Balance Sheets and the notional amount at September 30, 2023 and December 31, 2022 (in thousands):

Balance Sheets	Description	September 30, 2023	December 31, 2022
Other assets	Fair value of interest rate swap	$45,314	$46,931
	Notional amount	450,000	450,000

The following table summarizes the effects of the Swap in the unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2023 and 2022 (in thousands):

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Statement of Operations	Description	2023	2022	2023	2022
Interest expense and other financing costs	Income reclassified from AOCI(L)	$5,116	$1,459	$14,005	$558

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Statements of Comprehensive Income	Description	2023	2022	2023	2022
Other comprehensive income (loss)	Income (loss) recognized in AOCI(L), net of tax	$(56)	$10,024	$(1,225)	$31,514

NOTE 15. LEASES

The Company determines if a contract is a lease at inception. We have leases primarily for office facilities and information technology equipment. All of our leases are classified as operating leases.

Supplemental balance sheet information related to the Company’s operating leases as of September 30, 2023 and December 31, 2022 was as follows (in thousands):

	September 30, 2023	December 31, 2022
Operating lease ROU assets(1)	$9,977	$13,396
Current portion of operating lease liabilities(2)	4,448	5,056
Noncurrent portion of operating lease liabilities(2)	7,138	10,227
Total operating lease liabilities	$11,586	$15,283
(1)
ROU assets are recorded in other assets on the unaudited Condensed Consolidated Balance Sheets.
(2)
Current portion and noncurrent portion of operating lease liabilities are recorded in other liabilities on the unaudited Condensed Consolidated Balance Sheets.

September 30, 2023
Weighted-average remaining lease term	4.2 years
Weighted-average discount rate	4.6%

The components of lease expense and other lease information as of and during the three and nine month periods ended September 30, 2023 and 2022 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$1,293	$1,318	$3,897	$3,983
Short-term lease cost	—	21	—	63
Variable lease cost	481	460	1,411	1,344
Gross lease cost	1,774	1,799	5,308	5,390
Sub-lease income	(204)	(206)	(610)	(621)
Net lease cost	$1,570	$1,593	$4,698	$4,769

Other lease information
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows for operating leases	$1,419	$1,251	$4,237	$3,720

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

The following table summarizes the maturity of our operating lease liabilities as of September 30, 2023 (in thousands):

Operating Leases
2023	$1,379
2024	4,197
2025	2,444
2026	1,623
2027	1,069
Thereafter	1,928
Total undiscounted lease payments	12,640
Less: imputed interest	1,054
Total lease liabilities	$11,586

NOTE 16. SUBSEQUENT EVENTS

On October 10, 2023, the Company paid $36.4 million in cash to sellers for the fourth and final earn out period payment for the USAA AMCO Acquisition.

On October 30, 2023, the Company monetized the floating-to-fixed swap on a portion of its debt generating an additional $43.4 million of cash net of costs.

On November 2, 2023, the Company’s Board of Directors approved a regular quarterly cash dividend of $0.32 per share. The dividend is payable on December 22, 2023, to shareholders of record on December 11, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to the “Company,” “Victory,” or in the first-person notations of “we,” “us,” and “our” shall mean Victory Capital Holdings, Inc., a Delaware corporation, and its wholly-owned subsidiaries.

Objective

The objective of this section of the Quarterly Report on Form 10-Q is intended to provide a discussion and analysis, from management’s perspective, of the key performance indicators and material information necessary to assess our financial condition and results of operations for the three and nine months ended September 30, 2023 and 2022 and cash flows for the nine months ended September 30, 2023 and 2022. In addition, we also discuss the Company’s contractual and off-balance sheet arrangements. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2022. This discussion and analysis contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2022.

Overview

Our Business – Victory is a diversified global asset management firm with $153.5 billion in AUM as of September 30, 2023. The Company operates a next-generation business model combining boutique investment qualities with the benefits of an integrated, centralized operating and distribution platform.

The Company provides specialized investment strategies to institutions, intermediaries, retirement platforms and individual investors. On September 1, 2023, the Company divested one of its 12 Investment Franchises, INCORE, resulting in the divesture of $1.3 billion in AUM. The Company now has 11 autonomous Investment Franchises and a Solutions Platform. Victory offers a wide array of investment products and services, including actively and passively managed mutual funds, rules-based and active ETFs, institutional separate accounts, VIPs, ESG and impact investment strategies, alternative investments, private closed end funds, a 529 Education Savings Plan and brokerage services. Victory Capital’s strategies are also offered through third-party investment products, including mutual funds, third-party ETF model strategies, retail SMAs and UMAs through wrap account programs, CITs, and UCITs. As of September 30, 2023, our Franchises and our Solutions Platform collectively managed a diversified set of 116 investment strategies for a wide range of institutional and retail clients and direct investors.

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

Professionals within our institutional and retail distribution channels, direct investor business and marketing organization sell our products through our centralized distribution model. Our institutional sales team focuses on cultivating relationships with institutional consultants, who account for the majority of the institutional market, as well as asset allocators seeking sub-advisers. Our retail sales team offers intermediary and retirement platform clients, including broker-dealers, retirement platforms and RIA networks, CITs, mutual funds and ETFs as well as SMAs through wrap fee programs and access to our investment models through UMAs. Our direct investor business serves the investment needs of clients including USAA members, the military community, and other individual clients.

We have grown our AUM from $17.9 billion following the management-led buyout with Crestview GP in August 2013 to $153.5 billion at September 30, 2023. We attribute this growth to our success in sourcing acquisitions and evolving them into organic growers, generating strong investment returns, and developing institutional, retail, and direct investor channels with deep penetration.

WestEnd Acquisition (the “WestEnd Acquisition”) – On December 31, 2021, the Company completed the acquisition of 100% of the equity interests of WestEnd pursuant to the WestEnd purchase agreement. Founded in 2004, and headquartered in Charlotte, NC, WestEnd is an ETF strategist advisor that provides financial advisors with a turnkey, core model allocation strategy for either a holistic solution or complementary source of alpha. The firm offers four primary ETF strategies and one large cap core strategy, all in tax efficient SMA structures. At December 31, 2021, the WestEnd acquired assets totaled $19.3 billion.

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

The estimated fair value of contingent consideration payable to sellers was estimated at $213.2 million at September 30, 2023 as compared to $202.7 million at December 31, 2022 and is included in consideration payable for acquisition of business in the unaudited Condensed Consolidated Balance Sheets. The increase in the liability of $10.5 million for the nine months ended September 30, 2023 was recorded in change in value of consideration payable for acquisition of business in the unaudited Condensed Consolidated Statements of Operations. Refer to Note 4, Acquisitions, for further details on the WestEnd Acquisition.

NEC Acquisition (the “NEC Acquisition”) – On November 1, 2021, the Company completed the acquisition of 100% of the equity interests in NEC. Founded in 2004 and based in Hanover, NH, NEC is an alternative asset management firm focused on debt and equity investments in clean energy infrastructure projects and companies.

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

As of September 30, 2023, contingent consideration payable to sellers was $36.4 million, the actual amount due to sellers for the fourth and final earn out period. At December 31, 2022, the estimated fair value of contingent consideration payable to sellers was $27.7 million. Contingent consideration payable to sellers is recorded in consideration payable for acquisition of business in the unaudited Condensed Consolidated Balance Sheets. The increase in the liability of $2.7 million and $8.7 million for the three and nine months ended September 30, 2023 and the increase in the liability of $2.7 million and a decrease in the liability of $9.1 million for the three and nine months ended September 30, 2022 were recorded in change in value of consideration payable for acquisition of business in the unaudited Condensed Consolidated Statements of Operations. In the fourth quarter of 2023, the Company paid $36.4 million to sellers for the fourth and final earn out period. Refer to Note 4, Acquisitions, for further details on the USAA AMCO Acquisition.

Business Highlights

Assets under management:

•
AUM at September 30, 2023 decreased by $8.1 billion, or 5.0%, to $153.5 billion from $161.6 billion at June 30, 2023, driven by negative market action, net outflows and the divestiture of certain INCORE accounts of $4.9 billion, $1.7 billion and $1.3 billion, respectively.
•
AUM at September 30, 2023 and 2022 was $153.5 billion and $147.3 billion, respectively. We generated $5.4 billion in gross flows and $1.7 billion in net outflows for the three months ended September 30, 2023 compared to $6.8 billion in gross flows and $0.6 billion in net outflows for the same period in 2022.

•
AUM at September 30, 2023 and 2022 was $153.5 billion and $147.3 billion, respectively. We generated $17.4 billion in gross flows and $5.4 billion in net outflows for the nine months ended September 30, 2023 compared to $27.3 billion in gross flows and $1.7 billion in net inflows for the same period in 2022. Net flows for the nine months ended September 30, 2023 were comprised of $5.0 billion and $0.3 billion of net long-term and short-term outflows, respectively.

Investment performance:

•
40 of our Victory Capital mutual funds and ETFs had overall Morningstar ratings of four or five stars and 67% of our fund and ETF AUM were rated four or five stars overall by Morningstar. 70% of our strategies by AUM had investment returns in excess of their respective benchmarks over a one-year period, 65% over a three-year period, 82% over a five-year period and 78% over a ten-year period. On an equal-weighted basis, 60% of our strategies have outperformed their benchmarks over a one-year period, 62% over a three-year period, 59% over a five-year period and 61% over a ten-year period.

Financial highlights:

•
Total revenue for the three months ended September 30, 2023 was $209.7 million compared to $207.3 million for the same period in 2022. For the nine months ended September 30, 2023 and 2022, total revenue was $615.2 million and $653.3 million, respectively.
•
Net income was $52.0 million for the three months ended September 30, 2023 compared to $72.8 million for the same period in 2022. For the nine months ended September 30, 2023 and 2022, net income was $158.0 million and $223.2 million, respectively.
•
Adjusted EBITDA was $107.2 million for the three months ended September 30, 2023, or 51.1% of revenue, compared to $103.6 million, or 50.0% of revenue, for the same period in 2022. For the nine months ended September 30, 2023, Adjusted EBITDA was $310.4 million, or 50.5% of revenue, compared to $324.1 million, or 49.6% of revenue, for the same period in 2022. Refer to “Supplemental Non-GAAP Financial Information” for further information about the Adjusted EBITDA calculation and reconciliation of generally accepted accounting principles (“GAAP”) net income to Adjusted EBITDA.
•
Adjusted Net Income with tax benefit was $79.8 million for the three months ended September 30, 2023 compared to $85.6 million for the three months ended September 30, 2022. For the nine months ended September 30, 2023, Adjusted Net Income with tax benefit was $230.9 million compared to $256.7 million for the same period in 2022. Refer to “Supplemental Non-GAAP Financial Information” for further information about the Adjusted Net Income calculation and reconciliation of GAAP net income to Adjusted Net Income.

Key Performance Indicators

The following table is a summary of key performance indicators utilized by management to assess results of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions, except for basis points and percentages)	2023	2022	2023	2022
AUM at period end	$153,506	$147,257	$153,506	$147,257
Average AUM	161,147	158,903	158,779	167,157
Gross flows	5,449	6,796	17,359	27,253
Net short-term flows	(19)	(19)	(345)	(125)
Net long-term flows	(1,700)	(553)	(5,041)	1,860
Net flows	(1,719)	(573)	(5,386)	1,734
Total revenue	209.7	207.3	615.2	653.3
Revenue on average AUM	51.6 bps	51.8 bps	51.8 bps	52.3 bps
Net income	52.0	72.8	158.0	223.2
Adjusted EBITDA(1)	107.2	103.6	310.4	324.1
Adjusted EBITDA Margin(2)	51.1%	50.0%	50.5%	49.6%
Adjusted Net Income(1)	70.3	76.2	202.3	228.7
Tax benefit of goodwill and acquired intangibles(3)	9.5	9.3	28.6	28.0

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

The following table presents our AUM by asset class as of the dates indicated:

	As of
	September 30,
(in millions)	2023	2022
Solutions	$53,998	$48,551
Fixed Income	23,790	27,198
U.S. Mid Cap Equity	28,235	25,754
U.S. Small Cap Equity	14,650	14,109
Global / Non-U.S. Equity	14,807	12,293
U.S. Large Cap Equity	11,596	10,762
Alternative Investments	3,222	5,334
Total Long-Term Assets	150,298	144,001
Money Market & Short-Term Assets	3,208	3,256
Total	$153,506	$147,257

The following tables summarize our asset flows by asset class for the periods indicated:

	U.S. Mid	U.S. Small		U.S. Large	Global /				Money
	Cap	Cap	Fixed	Cap	Non-U.S.		Alternative	Total	Market /
(in millions)	Equity	Equity	Income	Equity	Equity	Solutions	Investments	Long-term	Short-term	Total
For the Three Months Ended September 30, 2023
Beginning AUM	$30,007	$15,664	$26,098	$12,170	$15,392	$55,836	$3,301	$158,469	$3,152	$161,622
Gross client cash inflows	1,224	458	892	51	392	1,988	249	5,255	193	5,449
Gross client cash outflows	(1,769)	(920)	(1,343)	(282)	(519)	(1,720)	(402)	(6,955)	(213)	(7,168)
Net client cash flows	(545)	(462)	(451)	(231)	(126)	268	(153)	(1,700)	(19)	(1,719)
Market appreciation / (depreciation)	(1,224)	(547)	(460)	(287)	(451)	(2,028)	71	(4,927)	39	(4,888)
Realizations and distributions	—	—	—	—	—	—	—	—	—	—
Acquired & divested assets / Net transfers[1]	(2)	(5)	(1,397)	(57)	(8)	(78)	3	(1,545)	37	(1,508)
Ending AUM	$28,235	$14,650	$23,790	$11,596	$14,807	$53,998	$3,222	$150,298	$3,208	$153,506
For the Three Months Ended September 30, 2022
Beginning AUM	$26,356	$14,837	$29,398	$11,857	$13,257	$50,485	$5,617	$151,807	$3,140	$154,947
Gross client cash inflows	1,508	589	1,123	67	742	1,745	827	6,601	194	6,796
Gross client cash outflows	(1,176)	(939)	(1,958)	(269)	(636)	(1,315)	(863)	(7,155)	(214)	(7,368)
Net client cash flows	333	(349)	(835)	(203)	107	430	(36)	(553)	(19)	(573)
Market appreciation / (depreciation)	(938)	(404)	(829)	(560)	(1,248)	(2,930)	(165)	(7,074)	8	(7,066)
Realizations and distributions	—	—	—	—	—	—	(51)	(51)	—	(51)
Acquired & divested assets / Net transfers	3	26	(536)	(333)	178	566	(31)	(127)	127	—
Ending AUM	$25,754	$14,109	$27,198	$10,762	$12,293	$48,551	$5,334	$144,001	$3,256	$147,257

(1) The three months ended September 30, 2023 reflects divested assets of $1.3 billion associated with the INCORE transaction.

		U.S.		U.S.
	U.S. Mid	Small		Large	Global /				Money
	Cap	Cap	Fixed	Cap	Non-U.S.		Alternative	Total	Market /
(in millions)	Equity	Equity	Income	Equity	Equity	Solutions	Investments	Long-term	Short-term	Total
Nine Months Ended September 30, 2023
Beginning AUM	$27,892	$15,103	$26,353	$10,973	$14,160	$51,507	$3,663	$149,649	$3,302	$152,952
Gross client cash inflows	4,083	2,186	2,952	222	1,329	4,827	1,095	16,694	666	17,359
Gross client cash outflows	(3,988)	(2,921)	(4,239)	(957)	(1,648)	(6,332)	(1,650)	(21,735)	(1,010)	(22,745)
Net client cash flows	95	(735)	(1,287)	(735)	(319)	(1,506)	(555)	(5,041)	(345)	(5,386)
Market appreciation / (depreciation)	237	280	203	1,488	1,044	4,020	180	7,452	111	7,563
Realizations and distributions	—	—	—	—	—	—	(73)	(73)	—	(73)
Acquired & divested assets / Net transfers[1]	13	2	(1,479)	(130)	(79)	(23)	8	(1,689)	140	(1,549)
Ending AUM	$28,235	$14,650	$23,790	$11,596	$14,807	$53,998	$3,222	$150,298	$3,208	$153,506
Nine Months Ended September 30, 2022
Beginning AUM	$30,578	$20,094	$35,154	$15,766	$16,050	$60,364	$2,548	$180,554	$3,100	$183,654
Gross client cash inflows	5,417	2,408	4,183	318	3,124	6,796	4,566	26,812	441	27,253
Gross client cash outflows	(4,659)	(4,082)	(6,851)	(1,048)	(2,344)	(4,551)	(1,417)	(24,952)	(567)	(25,518)
Net client cash flows	758	(1,674)	(2,668)	(730)	780	2,246	3,149	1,860	(125)	1,734
Market appreciation / (depreciation)	(5,604)	(4,343)	(3,945)	(4,008)	(4,781)	(14,052)	(263)	(36,998)	11	(36,987)
Realizations and distributions	—	—	—	—	—	—	(80)	(80)	—	(80)
Acquired & divested assets / Net transfers	22	33	(1,342)	(266)	245	(6)	(19)	(1,334)	270	(1,064)
Ending AUM	$25,754	$14,109	$27,198	$10,762	$12,293	$48,551	$5,334	$144,001	$3,256	$147,257

(1) The nine months ended September 30, 2023 reflects divested assets of $1.3 billion associated with the INCORE transaction.

The following table presents our AUM by distribution channel as of the dates indicated:

	As of September 30,
	2023		2022
(in millions)	Amount	% of total	Amount	% of total
Investor	$53,901	35%	$51,037	35%
Institutional	41,792	27%	43,259	29%
Retail	57,813	38%	52,961	36%
Total AUM(1)	$153,506	100%	$147,257	100%

(1) The allocation of AUM by distribution channel involves the use of estimates and the exercise of judgment.

The following tables summarize our asset flows by vehicle for the periods indicated:

			Separate
			Accounts and
			Other Pooled
(in millions)	Mutual Funds (1)	ETFs (2)	Vehicles (3)	Total
Three Months Ended September 30, 2023
Beginning AUM	$105,916	$5,193	$50,513	$161,622
Gross client cash inflows	3,283	232	1,933	5,449
Gross client cash outflows	(5,119)	(557)	(1,492)	(7,168)
Net client cash flows	(1,836)	(324)	441	(1,719)
Market appreciation (depreciation)	(2,925)	(165)	(1,799)	(4,888)
Realizations and distributions	—	—	—	—
Acquired & divested assets / Net transfers(4)	(17)	6	(1,497)	(1,508)
Ending AUM	$101,138	$4,710	$47,658	$153,506
Three Months Ended September 30, 2022
Beginning AUM	$102,297	$5,155	$47,494	$154,947
Gross client cash inflows	4,277	515	2,003	6,796
Gross client cash outflows	(5,689)	(196)	(1,484)	(7,368)
Net client cash flows	(1,411)	319	519	(573)
Market appreciation (depreciation)	(4,290)	(383)	(2,393)	(7,066)
Realizations and distributions	—	—	(51)	(51)
Acquired & divested assets / Net transfers	(5)	18	(13)	—
Ending AUM	$96,591	$5,110	$45,557	$147,257

			Separate
			Accounts and
			Other Pooled
(in millions)	Mutual Funds (1)	ETFs (2)	Vehicles (3)	Total
Nine Months Ended September 30, 2023
Beginning AUM	$99,447	$5,627	$47,877	$152,952
Gross client cash inflows	11,468	625	5,266	17,359
Gross client cash outflows	(15,388)	(1,211)	(6,146)	(22,745)
Net client cash flows	(3,921)	(586)	(880)	(5,386)
Market appreciation (depreciation)	5,648	(329)	2,244	7,563
Realizations and distributions	—	—	(73)	(73)
Acquired & divested assets / Net transfers(4)	(36)	(3)	(1,510)	(1,549)
Ending AUM	$101,138	$4,710	$47,658	$153,506
Nine Months Ended September 30, 2022
Beginning AUM	$124,142	$4,871	$54,641	$183,654
Gross client cash inflows	16,981	1,666	8,606	27,253
Gross client cash outflows	(19,750)	(394)	(5,374)	(25,518)
Net client cash flows	(2,769)	1,271	3,231	1,734
Market appreciation (depreciation)	(23,712)	(1,051)	(12,225)	(36,987)
Realizations and distributions	—	—	(80)	(80)
Acquired & divested assets / Net transfers	(1,071)	18	(11)	(1,064)
Ending AUM	$96,591	$5,110	$45,557	$147,257

(1) Includes institutional and retail share classes, money market and Variable Insurance Products or VIP funds.

(2) Represents only ETF assets held by third parties. Excludes ETF assets held by other Victory Capital products.

(3) Includes collective trust funds, wrap program accounts, UMAs, UCITS, private funds and non-U.S. domiciled pooled vehicles.

(4) The three and nine months ended September 30, 2023 reflects divested assets of $1.3 billion associated with the INCORE transaction.

September 30, 2023 AUM compared to June 30, 2023 AUM. At September 30, 2023, our total AUM was $153.5 billion, a decrease of $8.1 billion, or 5.0%, from $161.6 billion at June 30, 2023, driven by negative market action, net outflows and the divestiture of certain INCORE accounts of $4.9 billion, $1.7 billion and $1.3 billion, respectively.

Net outflows were driven by our fixed income strategies and our U.S. mid cap, U.S. small cap, and U.S. large cap equity strategies of $0.5 billion, $0.5 billion, $0.5 billion and $0.2 billion, respectively, partially offset by net inflows in our Solutions platform of $0.3 billion.

September 30, 2023 AUM compared to December 31, 2022 AUM. Total AUM increased by $0.6 billion, or 0.4%, to $153.5 billion at September 30, 2023 compared to $153.0 billion at December 31, 2022. The increase in AUM was due to positive market action of $7.6 billion partially offset by net outflows of $5.4 billion and the divestiture of certain INCORE accounts of $1.3 billion.

Net outflows were driven by our Solutions platform, fixed income strategies, U.S. large cap, U.S. small cap equity strategies and our Alternative investments platform of $1.5 billion, $1.3 billion, $0.7 billion, $0.7 billion and $0.6 billion, respectively.

GAAP Results of Operations

The following table presents our GAAP results of operations for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2023	2022	2023	2022
Revenue
Investment management fees	$163,953	$160,770	$480,199	$508,364
Fund administration and distribution fees	45,735	46,490	135,035	144,921
Total revenue	209,688	207,260	615,234	653,285

Expenses
Personnel compensation and benefits	54,501	56,869	167,043	179,352
Distribution and other asset-based expenses	38,160	39,019	113,158	123,471
General and administrative	13,947	12,301	39,585	38,984
Depreciation and amortization	12,333	10,686	33,663	32,051
Change in value of consideration payable for acquisition of business	10,336	(10,500)	19,236	(40,600)
Acquisition-related costs	116	189	134	449
Restructuring and integration costs	246	56	275	73
Total operating expenses	129,639	108,620	373,094	333,780

Income from operations	80,049	98,640	242,140	319,505

Other income (expense)
Interest income and other income (expense)	1,452	(1,446)	4,967	(5,096)
Interest expense and other financing costs	(15,580)	(11,479)	(44,721)	(30,637)
Loss on debt extinguishment	—	(369)	—	(2,887)
Total other expense, net	(14,128)	(13,294)	(39,754)	(38,620)

Income before income taxes	65,921	85,346	202,386	280,885

Income tax expense	(13,914)	(12,582)	(44,435)	(57,643)

Net income	$52,007	$72,764	$157,951	$223,242

Earnings per share of common stock
Basic	$0.79	$1.06	$2.38	$3.25
Diluted	$0.77	$1.01	$2.30	$3.07

Weighted average number of shares outstanding
Basic	65,774	68,609	66,504	68,625
Diluted	67,676	71,877	68,636	72,797

Dividends declared per share of common stock	$0.32	$0.25	$0.96	$0.75

Investment Management Fees

Three months ended September 30, 2023 compared to September 30, 2022. Investment management fees increased 2.0%, or $3.2 million, to $164.0 million for the three months ended September 30, 2023 from $160.8 million for the same period in 2022 due to an increase in average AUM over the comparable period.

Nine months ended September 30, 2023 compared to September 30, 2022. Investment management fees decreased by $28.2 million, or 5.5%, to $480.2 million for the nine months ended September 30, 2023 from $508.4 million due to a decrease in average AUM over the comparable period.

Fund Administration and Distribution Fees

Three months ended September 30, 2023 compared to September 30, 2022. Fund administration and distribution fees decreased by $0.8 million, or 1.6%, to $45.7 million for the three months ended September 30, 2023 compared to $46.5 million for the same period in 2022 due primarily to lower mutual fund average net assets.

Nine months ended September 30, 2023 compared to September 30, 2022. Fund administration and distribution fees decreased $9.9 million, or 6.8%, to $135.0 million for the nine months ended September 30, 2023 from $144.9 million for the same period in 2022 due to the same factors as discussed above in the quarterly section.

Personnel Compensation and Benefits

The following table presents the components of GAAP personnel compensation and benefits expense for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Salaries, payroll related taxes and employee benefits	$20,495	$20,707	$67,800	$63,368
Incentive compensation	23,897	23,767	67,131	73,278
Sales-based compensation(1)	4,850	5,629	15,372	22,086
Equity awards granted to employees and directors(2)	3,895	4,352	12,389	13,262
Acquisition and transaction-related compensation	1,364	2,414	4,351	7,358
Total personnel compensation and benefits expense	$54,501	$56,869	$167,043	$179,352

(1) Represents sales-based commissions paid to our distribution teams. Sales-based compensation varies based on gross client cash flows and revenue earned on sales.

(2) Equity awards typically vest over several years based on service and the achievement of specific business and financial targets. The value of the equity awards is recognized as compensation expense over the vesting period.

Three months ended September 30, 2023 compared to September 30, 2022. Personnel compensation and benefits were $54.5 million for the three months ended September 30, 2023, a decrease of $2.4 million, or 4.2%, from $56.9 million for the same period in 2022 due to a decrease in sales-based compensation and acquisition and transaction related compensation. Incentive compensation and equity awards granted to employees and directors were $23.9 million and $3.9 million, respectively, for the three months ended September 30, 2023, compared to $23.8 million and $4.4 million, respectively, for the same period in 2022. Salaries, payroll related taxes and employee benefits were $20.5 million and $20.7 million, respectively, for the three months ended September 30, 2023 and 2022.

Nine months ended September 30, 2023 compared to September 30, 2022. Personnel compensation and benefits decreased by $12.3 million, or 6.9%, to $167.0 million for the nine months ended September 30, 2023 from $179.4 million for the same period in 2022 due to a decrease in variable costs such as incentive and sales-based compensation. Sales-based compensation decreased by $6.7 million, or 30.4%, to $15.4 million for the nine months ended September 30, 2023 from $22.1 million for the same period in 2022 primarily due to lower gross/net sales. Salaries, payroll related taxes and employee benefits were $67.8 million and $63.4 million, respectively, for the nine months ended September 30, 2023 and 2022. Incentive compensation and equity awards granted to employees and directors were $67.1 million and $12.4 million, respectively, for the nine months ended September 30, 2023 compared to $73.3 million and $13.3 million, respectively, for the same period in 2022.

Distribution and Other Asset‑Based Expenses

The following table presents the components of distribution and other asset-based expenses for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Broker-dealer distribution fees	$5,114	$5,495	$15,428	$17,376
Platform distribution fees	23,673	23,765	69,863	75,226
Sub-administration	4,032	4,009	11,900	12,299
Sub-advisory	2,693	3,206	8,120	10,718
Middle-office	2,648	2,544	7,847	7,852
Total distribution and other asset-based expenses	$38,160	$39,019	$113,158	$123,471

Three months ended September 30, 2023 compared to September 30, 2022. Distribution and other asset-based expenses are primarily based on AUM. For the three months ended September 30, 2023, distribution and other asset-based expenses were $38.2 million, a decrease of $0.9 million, or 2.2%, from $39.0 million for the same period in 2022. The decrease is primarily due to a change in asset mix over the comparable period.

Nine months ended September 30, 2023 compared to September 30, 2022. Distribution and other asset-based expenses were $113.2 million for the nine months ended September 30, 2023, a decrease of $10.3 million, or 8.4%, from $123.5 million for the same period in 2022 primarily due to a decrease in average AUM over the comparable period.

General and Administrative

Three months ended September 30, 2023 compared to September 30, 2022. General and administrative expenses were $13.9 million for the three months ended September 30, 2023 compared to $12.3 million for the same period in 2022. The increase of $1.6 million, or 13.4%, was primarily due to an increase in professional fees and technology-related expenses.

Nine months ended September 30, 2023 compared to September 30, 2022. For the nine months ended September 30, 2023 and 2022, general and administrative expenses were $39.6 million and $39.0 million, respectively, for a year over year increase of $0.6 million, or 1.5%. The increase was primarily due to an increase in travel and entertainment related expenses.

Depreciation and Amortization

Three months ended September 30, 2023 compared to September 30, 2022. Depreciation and amortization increased by $1.6 million, or 15.4%, to $12.3 million for the three months ended September 30, 2023 from $10.7 million for the same period in 2022, due to the write-down of a trade name asset primarily as a result of a change in the estimated remaining useful life.

Nine months ended September 30, 2023 compared to September 30, 2022. Depreciation and amortization increased by $1.6 million, or 5.0%, to $33.7 million for the nine months ended September 30, 2023 from $32.1 million for the same period in 2022 due to the write-down of a trade name asset primarily as a result of a change in the estimated remaining useful life partially offset by a decrease in amortization expense related to definite-lived intangible assets in connection with the USAA acquisition.

Change in Value of Consideration Payable for Acquisition of Business

Three months ended September 30, 2023 compared to September 30, 2022. The change in value of consideration payable for acquisition of business increased $20.8 million primarily due to a $7.6 million increase in the fair value of contingent consideration associated with the WestEnd Acquisition for the three months ended September 30, 2023 compared to a decrease of $13.2 million for the three months ended September 30, 2022. Also contributing was a $4.4 million increase in the fair value of contingent consideration associated with the USAA AMCO Acquisition for the three months ended September 30, 2023 compared to an increase of $2.7 million for the three months ended September 30, 2022. Refer to Note 4, Acquisitions, for further details on the fair value of contingent consideration payable.

Nine months ended September 30, 2023 compared to September 30, 2022. The change in value of consideration payable for acquisition of business increased $59.8 million as a result of increases of $8.7 million and $10.5 million in the fair value of the contingent consideration associated with the USAA AMCO and WestEnd Acquisitions, respectively, for the nine months ended September 30, 2023 compared to decreases of $9.1 million and $31.5 million associated with the USAA AMCO and WestEnd Acquisitions for the nine months ended September 30, 2022. Refer to Note 4, Acquisitions, for further details on the fair value of contingent consideration payable.

Acquistion-Related Costs

Three months ended September 30, 2023 compared to September 30, 2022. Acquisition-related costs were $116 thousand and $189 thousand for the three months ended September 30, 2023 and 2022, respectively. The acquisition-related costs for the three months ended September 30, 2023 related to legal and professional fees.

Nine months ended September 30, 2023 compared to September 30, 2022. Acquisition-related costs were $134 thousand and $449 thousand for the nine months ended September 30, 2023 and 2022, respectively. The acquisition-related costs for the nine months ended September 30, 2023 were related to the same factors discussed above in the quarterly section.

Restructuring and Integration Costs

Three months ended September 30, 2023 compared to September 30, 2022. Restructuring and integration costs were $246 thousand and $56 thousand for the three months ended September 30, 2023 and 2022, respectively. The restructuring and integration costs for the three months ended September 30, 2023 related to personnel restructuring due to the divestiture of certain INCORE accounts.

Nine months ended September 30, 2023 compared to September 30, 2022. Restructuring and integration costs were $275 thousand and $73 thousand for the nine months ended September 30, 2023 and 2022, respectively. The restructuring and integration costs for the nine months ended September 30, 2023 were related to the same factors discussed above in the quarterly section.

Interest Income and Other Income (Expense)

Three months ended September 30, 2023 compared to September 30, 2022. For the three months ended September 30, 2023 and 2022, interest income and other income/(expense) was income of $1.5 million and expense of $1.4 million, respectively. The income for the three months ended September 30, 2023 was primarily due to dividend income. The expense for the three months ended September 30, 2022 was primarily due to a reduction in the net unrealized fair value of deferred compensation plan investments.

Nine months ended September 30, 2023 compared to September 30, 2022. For the nine months ended September 30, 2023 and 2022, interest income and other income/(expense) was income of $5.0 million and expense of $5.1 million, respectively. The income was primarily due to dividend income and an increase in the net unrealized fair value of deferred compensation plan investments for the nine months ended September 30, 2023 compared to a reduction in the net unrealized fair value of deferred compensation plan investments for the same period in 2022.

Interest Expense and Other Financing Costs

Three months ended September 30, 2023 compared to September 30, 2022. Interest expense and other financing costs increased $4.1 million to $15.6 million for the three months ended September 30, 2023, compared to $11.5 million for the same period in 2022 due a higher average interest rate, partially offset by a lower debt principal balance over the comparable period.

Nine months ended September 30, 2023 compared to September 30, 2022. For the nine months ended September 30, 2023 and 2022, interest expense and other financing costs were $44.7 million and $30.6 million, respectively. The year-over-year increase is primarily due to the same factors as discussed above in the quarterly section.

Loss on Debt Extinguishment

Three months ended September 30, 2023 compared to September 30, 2022. The Company had no losses on debt extinguishment for the three months ended September 30, 2023. For the three months ended September 30, 2022, loss on debt extinguishment was $0.4 million. Refer to Note 9, Debt, for further details on the 2019 Credit Agreement.

Nine months ended September 30, 2023 compared to September 30, 2022. The Company had no losses on debt extinguishment for the nine months ended September 30, 2023. For the nine months ended September 30, 2022, loss on debt extinguishment was $2.9 million. Refer to Note 9, Debt, for further details on the 2019 Credit Agreement.

Income Tax Expense

Three months ended September 30, 2023 compared to September 30, 2022. The effective tax rate for the three months ended September 30, 2023 and 2022 was 21.1% and 14.7%, respectively. The increase in the effective tax rate in 2023 compared to the same period in 2022 was due primarily to lower excess tax benefits on share-based compensation in 2023 compared to the same period in 2022.

Nine months ended September 30, 2023 compared to September 30, 2022. For the nine months ended September 30, 2023 and 2022, the effective tax rate was 22.0% and 20.5%, respectively. The increase in the effective tax rate was due the same factors as discussed above in the quarterly section. Refer to Note 8, Income Taxes, for further details on the Company's income taxes.

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

The following table sets forth a reconciliation from GAAP financial measures to non-GAAP measures for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Reconciliation of non-GAAP financial measures:
Net income (GAAP)	$52,007	$72,764	$157,951	$223,242
Income tax expense	(13,914)	(12,582)	(44,435)	(57,643)
Income before income taxes	65,921	85,346	202,386	280,885
Interest expense(1)	14,660	10,795	42,288	29,018
Depreciation(2)	2,302	2,030	6,569	6,086
Other business taxes(3)	636	539	1,402	1,670
Amortization of acquisition-related intangible assets(4)	10,032	8,657	27,094	25,969
Stock-based compensation(5)	1,451	2,230	4,993	7,723
Acquisition, restructuring and exit costs(6)	11,463	(7,842)	23,396	(32,719)
Debt issuance costs(7)	762	1,064	2,266	4,685
Earnings/losses from equity method investments(8)	—	759	—	825
Adjusted EBITDA	$107,227	$103,578	$310,394	$324,142

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Reconciliation of non-GAAP financial measures:
Net income (GAAP)	$52,007	$72,764	$157,951	$223,242
Adjustments to reflect the operating performance of the Company:
i. Other business taxes(3)	636	539	1,402	1,670
ii. Amortization of acquisition-related intangible assets(4)	10,032	8,657	27,094	25,969
iii. Stock-based compensation(5)	1,451	2,230	4,993	7,723
iv. Acquisition, restructuring and exit costs(6)	11,463	(7,842)	23,396	(32,719)
v. Debt issuance costs(7)	762	1,064	2,266	4,685
Tax effect of above adjustments(9)	(6,085)	(1,163)	(14,786)	(1,833)
Adjusted Net Income	$70,266	$76,249	$202,316	$228,737
Tax benefit of goodwill and acquired intangibles(10)	$9,536	$9,328	$28,597	$27,977

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

(6) Adding back direct incremental costs of acquisitions, including restructuring costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Acquisition-related costs	$116	$189	$134	$449
Restructuring and integration costs	246	56	275	73
Change in value of consideration payable for acquisition of business	10,336	(10,500)	19,236	(40,600)
Personnel compensation and benefits	1,365	2,413	4,351	7,359
Interest income and other income (expense)	(600)	—	(600)	—
Total acquisition, restructuring and exit costs	$11,463	$(7,842)	$23,396	$(32,719)

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

The following table shows our liquidity position as of September 30, 2023 and December 31, 2022.

	September 30,	December 31,
(in thousands)	2023	2022
Cash and cash equivalents	$107,987	$38,171
Accounts and other Receivables	95,174	84,473
Undrawn commitment on revolving credit facility (1)	100,000	100,000
Accounts and other payables	(111,719)	(109,320)

(1) The balances at September 30, 2023 and December 31, 2022 represent the Company’s $99.9 million revolving credit facility and a $0.1 million standby letter of credit used as collateral for THB’s real estate location.

We manage our cash balances in order to fund our day-to-day operations. Our accounts receivable consists primarily of investment management fees that have been earned but not yet received from clients, income and other taxes receivable, and amounts receivable from the funds. We perform a review of our receivables on a monthly basis to assess collectability. We maintained a $100.0 million revolving credit facility at September 30, 2023 and December 31, 2022 (under the 2019 Credit Agreement) which had approximately $100.0 million undrawn as of September 30, 2023 and December 31, 2022.

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

At September 30, 2023, the $450 million notional value Swap had a fair value of $45.3 million, which was included in other assets on the unaudited Condensed Consolidated Balance Sheets. For the three and nine months ended September 30, 2023, the Company recognized a loss, net of tax, of $56 thousand and $1.2 million, respectively, in accumulated other comprehensive income (loss). For the three and nine months ended September 30, 2023, the Company reclassified income of $5.1 million and $14.0 million, respectively, from accumulated other comprehensive income (loss) to interest expense and other financing costs on the unaudited Condensed Consolidated Statements of Operations. Refer to Note 14, Derivatives, for further information on the Swap.

Contingent Consideration

At September 30, 2023, the Company had $249.6 million in contingent consideration that is estimated to be payable over the next year and three years resulting from the USAA AMCO and WestEnd Acquisitions, respectively. For the three and nine months ended September 30, 2023, the Company recorded increases of $2.7 million and $8.7 million, respectively, in contingent payment liabilities associated with the USAA AMCO Acquisition and increases of $7.6 million and $10.5 million, respectively, in contingent payment liabilities associated WestEnd Acquisition, which is included in consideration payable for acquisition of business in the unaudited Condensed Consolidated Balance Sheets.

At September 30, 2023, the contingent consideration payable for the USAA AMCO Acquisition was $36.4 million, the actual amount due to sellers for the fourth and final earn out period. At September 30, 2023, the estimated fair value of the WestEnd Acquisition contingent payments was $213.2 million, and a maximum of $320.0 million in contingent consideration ($80.0 million per year) is potentially payable to sellers.

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

Cash Flows

The following table is derived from our unaudited Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Net cash provided by operating activities	$233,190	$268,119
Net cash used in investing activities	(6,271)	(7,657)
Net cash used in financing activities	(157,092)	(263,078)

Operating Activities – Cash provided by operating activities during the nine months ended September 30, 2023 was $233.2 million, compared to $268.1 million of cash provided by operating activities for the same period in 2022. The $34.9 million decrease in cash provided by operating activities is due to a $65.3 million decrease in net income partially offset by a $42.2 million increase in non-cash items.

Cash provided by operating activities during the nine months ended September 30, 2022 was $268.1 million and comprised of $223.2 million and $45.2 million of cash provided by net income and non-cash items.

Investing Activities – Cash used in investing activities during the nine months ended September 30, 2023 was $6.3 million and consisted of primarily of property and equipment purchases of $4.4 million and $1.9 million of net trading activity.

Cash used in investing activities during the nine months ended September 30, 2022 was $7.7 million and consisted of primarily of property and equipment purchases of $4.3 million, $2.5 million of net trading activity and $0.9 million for acquisition of business and assets, net of cash acquired.

Financing Activities – Cash used in financing activities during the nine months ended September 30, 2023 was $157.1 million and was mostly attributable to repurchases of common stock, payment of dividends, and net activity related to stock-based equity awards of $81.8 million, $64.8 million, and $10.5 million, respectively.

Cash used in financing activities during the nine months ended September 30, 2022 was $263.1 million and was mostly attributable to repayment of long-term debt under the 2019 Credit Agreement, repurchases of common stock, payment of dividends, and net activity related to stock-based equity awards of $134.0 million, $61.5 million, $52.1 million, and $15.5 million, respectively.

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

The value of our AUM was approximately $154 billion at September 30, 2023. A 10% increase or decrease in the value of our AUM, if proportionately distributed over all of our strategies, products and client relationships, would cause an annualized increase or decrease in our revenues of approximately $80.1 million at our weighted-average fee rate of 52 basis points for the quarter ended September 30, 2023. Because of declining fee rates from larger relationships and differences in our fee rates across investment strategies, a change in the composition of our AUM, in particular, an increase in the proportion of our total AUM attributable to strategies, clients or relationships with lower effective fee rates, could have a material negative impact on our overall weighted-average fee rate. The same 10% increase or decrease in the value of our total AUM, if attributed entirely to a proportionate increase or decrease in the AUM of the Victory Funds, to which we provide a range of services in addition to those provided to institutional separate accounts, would cause an annualized increase or decrease in our revenues of approximately $93.9 million at the Victory Funds’ aggregate weighted-average fee rate of 61 basis points for the quarter ended September 30, 2023. If the same 10% increase or decrease in the value of our total AUM was attributable entirely to a proportionate increase or decrease in the assets of our institutional separate accounts, it would cause an annualized increase or decrease in our revenues of approximately $50.8 million at the weighted-average fee rate across all of our institutional separate accounts of 33 basis points for the quarter ended September 30, 2023.

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

We have not adopted a corporate-level risk management policy to manage this exchange rate risk. Assuming 10% of our AUM are invested in securities denominated in currencies other than the U.S. dollar and excluding the impact of any hedging arrangement, a 10% increase or decrease in the value of the U.S. dollar would decrease or increase the fair value of our AUM by approximately $1.5 billion, which would cause an annualized increase or decrease in revenues of approximately $7.8 million at our weighted-average fee rate for the business of 52 basis points for the quarter ended September 30, 2023.

We operate in several foreign countries and incur operating expenses associated with these operations. In addition, we have revenue and revenue-sharing arrangements that are denominated in non-U.S. currencies. We do not believe foreign currency fluctuations materially affect our results of operations.

Interest Rate Risk – Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. On March 27, 2020, the Company executed the Swap, a floating-to-fixed interest rate swap transaction, to effectively fix the interest rate at 3.465% on $450 million of its outstanding Original Term Loan through the Original Term Loan maturity date of July 2026. On September 26, 2022, the Company and the Swap counterparty executed an amendment to the Swap to update LIBOR conventions to SOFR conventions and to modify the fixed rate for the change from three-month LIBOR to three-month Term SOFR effective on October 6, 2022. There was no change to the $450 million notional value, the July 1, 2026 expiration date, the quarterly payment frequency or the designated three-month maturity from the Swap Amendment. The interest rate effectively fixed by the Swap on $450 million of the Company’s outstanding term loan debt through July 1, 2026 changed from 3.22% to 3.15% as a result of the Swap Amendment. Refer to Note 14, Derivatives, for further information on the Swap. At September 30, 2023, we were exposed to interest rate risk as a result of the unhedged amounts outstanding under the 2019 Credit Agreement, as amended. Refer to Note 9, Debt, for a description of the amounts outstanding as of such date and the applicable interest rate.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) at September 30, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company did not make any repurchases during the three months ended September 30, 2023. During the nine months ended September 30, 2023, the Company repurchased 2.4 million shares of Common Stock at a total cost of $77.3 million, which included $0.5 million of excise taxes payable on shares repurchased, for an average price of $32.05. During the three and nine months ended September 30, 2022, 0.8 million and 1.8 million shares were repurchased at a total cost of $22.8 million and $49.2 million for an average price of $27.86 and $28.06.

As of September 30, 2023, a total of $51.9 million was available for future repurchases under the 2023 Share Repurchase Program, and a cumulative total of 9.5 million shares of Common Stock had been repurchased under programs authorized by the Company’s Board of Directors at a total cost of $238.6 million for an average price of $25.07 per share.

The following table sets out information regarding purchases of equity securities by the Company for the three months ended September 30, 2023.

				Approximate Dollar Value
	Total Number of		Total Number of Shares of	That May Yet Be Purchased
	Shares of	Average Price	Stock Purchased as Part of	Under Outstanding
	Common Stock	Paid Per Share	Publicly Announced	Plans or Programs
Period	Purchased	of Common Stock	Plans or Programs	(in millions)
July 1-31, 2023	—	$—	—	$51.9
August 1-31, 2023	—	—	—	$51.9
September 1-30, 2023	—	—	—	$51.9
Total	—	$—	—

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2023, as such terms are defined under Item 408(a) of Regulation S-K.

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
101

The following information formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2023 and 2022, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022, (v) Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2023 and 2022, the three months ended June 30, 2023 and 2022 and the three months ended September 30, 2023 and 2022 and, (vi) Notes to Unaudited Condensed Consolidated Financial Statements for the nine months ended September 30, 2023 and 2022.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 3rd day of November, 2023.

VICTORY CAPITAL HOLDINGS, INC.

By:	/s/ MICHAEL D. POLICARPO
	Name:	Michael D. Policarpo
	Title:	President, Chief Financial Officer and Chief Administrative Officer