Form 10-K
period 2023-12-31
Victory Capital Holdings, Inc.
filed 2024-02-29
CIK 1570827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Act. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2023 was $1.22 billion.

The number of outstanding shares of the registrant's Common Stock, par value $0.01 per share as of February 20, 2024 was 64,316,865.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement related to its 2024 Annual Stockholders’ Meeting to be filed within 120 days of the end of the fiscal year ended December 31, 2023, are incorporated by reference into Part III hereof. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the registrant’s proxy statement is not deemed to be filed as part hereof.

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

Item 1. Business

Overview

We are a diversified global asset management firm with $166.6 billion in total assets under management (“AUM”) as of December 31, 2023. Our differentiated business model combines boutique investment qualities of traditional and alternative investment managers with the benefits of an integrated, centralized (not standardized) operating and distribution platform.

Victory Capital provides specialized investment strategies to institutions, intermediaries, retirement platforms and individual investors. With 11 autonomous Investment Franchises and a Solutions Platform, Victory Capital offers a wide array of investment products, including actively and passively managed mutual funds, rules-based and active exchange traded funds (“ETFs”), institutional separate accounts, variable insurance products (“VIPs”), alternative investments, private closed end funds, and a 529 Education Savings Plan. Victory Capital’s strategies are also offered through third-party investment products, including mutual funds, third-party ETF model strategies, retail separately managed accounts (“SMAs”) and unified managed accounts (“UMAs”) through wrap account programs, Collective Investment Trusts (“CITs”), and undertakings for the collective investment in transferable securities (“UCITs”). As of December 31, 2023, our Franchises and our Solutions Platform collectively managed a diversified set of 118 investment strategies.

Our design logos and the marks “Victory Capital,” “Victory Capital Management,” “Victory Funds,” “VictoryShares,” “Victory Capital inVest,” “Victory Capital Solutions,” “inVest,” “Integrity,” “Integrity Asset Management,” “inVest,” “Munder,” “Munder Capital Management,” “New Energy Capital,” “THB,” “The Road to Victory,” “RS Investments,” “Sycamore Capital,” “Trivalent Investments,” “Victory Income Investors”, “USAA 529 Education Savings Plan,” and “WestEnd Advisors,” are pending, owned, or licensed for a period of time by us or one of our subsidiaries. All other trademarks, service marks and trade names appearing in this report are the property of their respective owners.

In April 2023, as part of a broader rebranding strategy, the USAA Mutual Funds Trust was renamed Victory Portfolios III, and the funds in the Trust were rebranded as Victory Funds.

Business History and Organization

Victory Capital Holdings, Inc. was formed in 2013 for the purpose of acquiring Victory Capital Management (“VCM”) and Victory Capital Services, Inc. (“VCS”) from KeyCorp. VCM is a U.S. registered investment adviser (“RIA”) managing assets through open-end mutual funds, institutional separate accounts, CITs, wrap account programs, UCITs, private funds, and ETFs. VCM also provides mutual fund administrative services for the Victory Portfolios, Victory Variable Insurance Funds, two mutual fund series named the Victory Portfolios II and Victory Portfolios III (collectively, the “Victory Funds”), that are families of open-end mutual funds; and VictoryShares (the Company’s ETF brand), and the USAA 529 Education Savings Plan. In 2021, the Company acquired WestEnd Advisors (“WestEnd”), which maintains its own RIA, which is an affiliate RIA that receives certain services from VCM. VCM employs all of the Company’s United States investment professionals across all 11 Franchises and its Solutions Platform.

VCM’s wholly owned subsidiaries include RS Investment Management (Singapore) Pte. Ltd., and RS Investments (UK) Limited, Victory Capital Digital Assets, LLC and NEC Pipeline LLC. VCS is registered with the SEC as an introducing broker-dealer and serves as distributor and underwriter for certain Victory Funds and for municipal fund securities issued by the Nevada College Savings Trust Fund under the USAA 529 Education Savings Plan. VCS also serves as placement agent for certain private funds managed by VCM. On April 24, 2023, the Direct Investor Business was expanded to include brokerage capabilities through VCS and this channel was rebranded Victory InVest. VCH indirectly owns Victory Capital Transfer Agency, Inc. (“VCTA”), a transfer agent registered with the SEC that acts as transfer agent for the Victory Portfolio III series of mutual funds.

Our Growth Strategy

We have a purposeful strategy designed to achieve continued profitable growth and success for our clients, our employees, and our shareholders. The growth we pursue is both organic and inorganic.

Organic Growth– We seek to grow organically by offering strategies that are value-added and solution oriented to investment portfolios with strong risk-adjusted performance track records over the long term. A key driver of our growth strategy lies in enhancing the strength of our existing Franchises. We primarily do this by providing them with access to our operating platform, technology, distribution, marketing, and other support functions. Largely unencumbered by the burdens of administrative and operational tasks, our investment professionals can focus on delivering investment excellence and maintaining strong client relationships. We also help our Franchises through new product development and product packaging. We believe we are well positioned to help our Franchises grow their product offerings and diversify their client base, with the ability to offer their strategies in multiple investment vehicles to meet the unique needs of diverse clients.

We continually evaluate and make investments to improve our operating platform. Recent initiatives include investments in data and analytics, technology, distribution, and marketing to enhance organic growth in our business and increase efficiencies in our distribution channels.

Inorganic Growth – We complement our organic growth through strategic acquisitions. We primarily seek to acquire investment management firms that will add high quality investment teams, enhance our growth and financial profile, improve our diversification by asset class and investment strategy, achieve our integration expectations, and expand our distribution capabilities.

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

Since our management‑led buyout with Crestview Partners II GP, L.P. (“Crestview GP”) from KeyCorp in 2013, we have successfully closed seven acquisitions, made and exited two minority investments, and through December 31, 2023, grown our AUM more than 830% from $17.9 billion to $166.6 billion. We understand the need to execute transactions while minimizing disruption to the investment teams and to the client experience. Our team is very experienced and has a history of success in meeting those objectives. Previous acquisitions have evolved and diversified our products resulting in a mix of compelling investment strategies in asset classes where we can be successful and earn sustainable management fees.

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

Diversification Strategy

We offer an array of equity, fixed income, investment models, alternative investments, closed end private funds, and solutions strategies that encompass a diverse spectrum of market capitalization segments, industry sectors, investment styles and approaches. We believe that these strategies are positioned to attract positive net flows and sustainable fee rates over the long term and provide us with a next generation investment management platform. As illustrated below, as of December 31, 2023, our current business is well diversified from multiple perspectives, including by asset class, by investment vehicle, and by Franchises and our Solutions Platform.

Asset Class Mix

Alternative Investments, 2%
Money Market / Short Term, 2%
U.S. Large Cap Equity, 8%
Solutions, 36%
U.S. Small Cap Equity, 9%
Global / Non-U.S. Equity, 10%
Fixed Income 15%
U.S. Mid Cap Equity, 18%

Vehicle Mix

*Includes CITs, UCITs, private funds, and non-U.S. domiciled pooled vehicles.

Franchise/Platform Mix

Data as of December 31, 2023, values may not total 100% due to rounding.

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

Our multi‑channel distribution capabilities provide another degree of diversification, with approximately 37% of our total AUM from retail and retirement clients, 35% from direct investor clients, 28% from institutional clients, as of December 31, 2023. Within these channels, clients are further diversified among intermediary (broker dealer and RIAs) platforms, sub advisory relationships, corporate and public entities, insurance companies, 529 Education Saving Plan participants, Taft-Hartley plans, endowments, and Family Offices. We believe this broad diversification of customers has a stabilizing effect on revenue, as various types of investors have unique demand patterns and respond differently to trends and market cycles.

Our Investment Franchises

Our 11 Investment Franchises and Solutions Platform are not separate legal entities. Their distinct names and branding is designed to embody and reinforce their respective investment processes in the market. With no Investment Franchise accounting for more than 21% of total AUM, we are well diversified across asset classes and investment approaches. Our Franchises are independent from one another from an investment process perspective, maintain their own separate brands and logos, which have been built over time, and are led by dedicated Chief Investment Officers (“CIOs”) or a dedicated management team. We customize each Franchise’s integration with our operating platform to optimize their investment processes.

During the third quarter of 2023, the Company consolidated AUM of approximately $3.9 billion from its INCORE Investment Franchise’s under Victory Income Investors. In addition, the Company sold certain accounts totaling approximately $1.3 billion of AUM and the INCORE brand was decommissioned. The elimination of the INCORE Investment Franchise reduced the Company’s total number of Investment Franchises from 12 to 11. The consolidation, elimination of the INCORE brand, and sale did not have a material impact on the Company’s financial results.

Integrity Asset Management – Integrity Asset Management utilizes a dynamic value‑oriented approach to U.S. mid‑ and small‑capitalization companies. Integrity conducts fundamental stock research to find attractive companies that have compelling discounts to the prevailing market conditions. Integrity is based in Rocky River, OH, and managed $5.4 billion in AUM as of December 31, 2023. Our Integrity Investment Franchise includes 10 investment professionals with an average industry experience of approximately 24 years.

Munder Capital Management – Munder Capital Management has an experienced team utilizing a Growth‑at‑a‑Reasonable‑Price “GARP” strategy in the U.S. equity markets designed to generate consistently strong performance over a market cycle. Munder performs extensive fundamental research in order to find attractive growth companies that it expects will exceed market expectations. Of the companies with independently determined growth attributes, valuation is applied to find the most inexpensive growth companies. Munder is based in Birmingham, MI, and managed $1.4 billion in AUM as of December 31, 2023. Our Munder Investment Franchise includes five investment professionals with an average industry experience of approximately 26 years.

New Energy Capital – NEC manages alternative investments in private closed end funds, with investment periods ranging between five and 10 years. NEC was one of the first investors to focus on clean energy and infrastructure investments of small-and mid-sized clean energy infrastructure projects and companies. NEC’s investments provide growth capital in all forms across the capital structure from credit to equity, as well as hybrid financing arrangements. Based in Hanover, NH, our NEC Investment Franchise includes six investment professionals with an average industry experience of approximately 15 years.

NewBridge Asset Management – NewBridge Asset Management applies a high conviction growth‑oriented strategy focusing on U.S. large‑capitalization companies experiencing superior long‑term growth rates with strong management teams. Most of NewBridge’s team has worked together since 1996 doing fundamental research on high growth companies. NewBridge portfolios usually holds between 25 and 35 securities. NewBridge is based in New York, NY. Our NewBridge Investment Franchise includes four investment professionals with an average industry experience of approximately 26 years.

RS Investments – RS Investments is made up of three distinct investment teams: (i) RS Value, (ii) RS Growth and (iii) RS Global. RS Value and RS Growth apply an original and proprietary fundamental approach to investing in value and growth‑oriented U.S. equity strategies. The RS Value and RS Growth teams conduct hundreds of company research meetings each year. RS Global utilizes a highly disciplined quantitative approach to managing core‑oriented global and international equity strategies. RS Investments is based in San Francisco, CA, and managed $7.4 billion in AUM as of December 31, 2023. Our RS Investments Investment

Franchise team total 23 members including 18 investment professionals with an average industry experience of approximately 22 years.

Sophus Capital – Sophus Capital utilizes a disciplined quantitative process that accesses market conditions in emerging equity markets and rank orders attractive companies that are further researched from a fundamental basis. Sophus’ team members travel to companies to conduct fundamental research. Sophus is based in Des Moines, IA, with employees in Europe and Asia, and managed $3.2 billion in AUM as of December 31, 2023. Our Sophus Investments Franchise includes 10 investment professionals with an average industry experience of approximately 22 years.

Sycamore Capital – Sycamore Capital applies a quality value‑oriented approach to U.S. mid‑ and small‑ capitalization companies. Sycamore conducts fundamental research to find companies with strong high‑quality balance sheets that are undervalued versus comparable high-quality companies. Sycamore is based in Cincinnati, OH, and managed $35.2 billion in AUM as of December 31, 2023. Our Sycamore Investment Franchise has a team of 16 including 12 investment professionals with an average industry experience of approximately 17 years.

THB Asset Management – Founded in 1982, and formerly known as Thomson, Hortsmann & Bryant, THB Asset Management (“THB”) manages equity assets in capacity constrained, micro-cap, small-cap, and mid-cap asset classes, including strategies managing U.S., international and global portfolios. THB was an early adopter of introducing ESG factors into their investment process and security selection. THB serves clients in the U.S. and in Europe and Australia. Based in Norwalk, CT, our THB Investments Franchise includes eight investment professionals with an average industry experience of approximately 14 years.

Trivalent Investments – Trivalent Investments utilizes a disciplined approach to stock selection across large to small companies in the international and emerging markets space. Trivalent’s investment strategy is primarily a proprietary quantitative process that drives stock selection across various countries. Trivalent frequently conducts reviews of stock selection rankings within a portfolio construction and risk management context in order to isolate performance to stock selection. Trivalent is based in Boston, MA, and managed $5.3 billion in AUM as of December 31, 2023. Our Trivalent Investment Franchise includes six investment professionals with an average industry experience of approximately 29 years.

Victory Income Investors – Victory Income Investors utilizes a rigorous process rooted in a team-oriented approach among portfolio managers, research analysts and traders. Their taxable and tax-exempt portfolios are built bond by bond using a fundamental, bottom up, credit and yield-focused analysis. Victory Income Investors is based in San Antonio, TX, and managed $28.0 billion in AUM as of December 31, 2023. Our Victory Income Investors Investment Franchise has a team of 39 including 30 investment professionals with an average industry experience of approximately 22 years. In April of 2023, USAA Investments was renamed “Victory Income Investors”. In September 2023, retained strategies and personnel from INCORE were rebranded under Victory Income Investors brand.

WestEnd Advisors – WestEnd, is a third-party ETF model strategist providing turnkey, core model allocation strategies serving as holistic solutions and complementary sources of alpha. WestEnd is based in Charlotte, NC, and had assets under advisement (“AUA”) and AUM totaling $20.6 billion as of December 31, 2023. Our WestEnd Investment Franchise has a team of 31 including 7 investment professionals averaging approximately 13 years of industry experience.

Solutions Platform

Our Solutions Platform consists of multi‑asset, multi-manager, quantitative, rules-based, factor-based, and customized portfolios. These strategies are designed to achieve specific return characteristics, with products that include values-based and thematic outcomes and exposures. We offer our Solutions Platform through a variety of vehicles, including separate accounts, mutual funds, UMA accounts, and rules-based and active ETFs under our VictoryShares ETF brand. Like our Franchises, our Solutions Platform is operationally integrated and supported by our centralized distribution, marketing, and operational support functions. Our Solutions Platform is based in San Antonio, TX, and managed $58.9 billion in AUM as of December 31, 2023. The Solutions Platform team of 13 includes 8 investment professionals with an average industry experience of approximately 14 years.

Our Products and Investment Performance

As of December 31, 2023, our 11 Franchises and Solutions Platform offered 118 investment strategies with the majority consisting of fixed income, U.S. small‑ and mid‑cap equities, global/non‑U.S. equities, model portfolios and solutions. These asset classes collectively comprised 88% of our $166.6 billion of total AUM, and 90% of long-term AUM, as of December 31, 2023.

Product Mix – Our investment strategies are offered through actively and passively managed mutual funds, rules-based and active ETFs, institutional separate accounts, VIPs, alternative investments, private closed end funds, and a 529 Education Savings Plan. Victory Capital’s strategies are sold directly to investors as well as through third-party investment products, including mutual funds, third-party ETF model strategies, retail SMAs and UMAs through wrap account programs, CITs, and UCITs. Our product mix could expand, as we can add investment vehicles to strategies offered by our Franchises.

Investment Performance – Our Franchises have established a long track record of benchmark‑relative outperformance, including prior to their acquisition by us. As of December 31, 2023, 79% of our strategies by AUM had returns in excess of their respective benchmarks over a ten‑year period, 84% over a five‑year period, 62% over a three‑year period, and 49% over a one-year period. On an equal‑weighted basis, 63% of our strategies have outperformed their benchmarks over a ten‑year period, 62% over a five‑year period, 63% over a three‑year period, and 56% over a one-year period. We consider both the AUM‑weighted and equal‑weighted metrics in evaluating our investment performance. The advantage of the AUM‑weighted metric is that it reflects the investment performance of our Company as a whole, indicating whether we tend to outperform our benchmarks for the assets we manage. The disadvantage is that the metric fails to capture the overall effectiveness of our individual investment strategies; it does not capture whether most of our strategies tend to outperform their respective benchmarks. Conversely, the equal‑weighted metric reflects the overall effectiveness of our individual investment strategies but fails to capture the investment performance of our Company as a whole.

The table below sets forth our 10 largest strategies by assets as of December 31, 2023, and their average annual total returns compared to their respective benchmark index over the one‑, three‑, five‑ and 10‑year periods ended December 31, 2023. These strategies represented approximately 48% of our total AUM as of December 31, 2023.

Strategy/Benchmark Index	1 year	3 years	5 years	10 years
Sycamore Mid Cap Value	10.91%	13.01%	15.26%	11.67%
Russell MidCap Value	12.71%	8.36%	11.16%	8.26%
Excess Return	(1.80)%	4.65%	4.10%	3.41%

Victory US 500	27.26%	9.54%	16.00%	12.18%
S&P 500	26.29%	10.00%	15.69%	12.03%
Excess Return	(0.97)%	(0.46)%	0.31%	0.15%

Sycamore Small Cap Value	12.44%	10.29%	12.68%	10.46%
Russell 2000 Value	14.65%	7.94%	10.00%	6.76%
Excess Return	(2.21)%	2.35%	2.68%	3.70%

WestEnd Global Balanced	14.00%	2.25%	8.88%	6.92%
Global Balanced Benchmark	16.29%	2.58%	8.31%	6.03%
Excess Return	(2.29)%	(0.33)%	0.57%	0.89%

WestEnd Global Equity	20.06%	5.58%	13.26%	10.06%
MSCI ACWI	22.20%	5.75%	11.72%	7.93%
Excess Return	(2.14)%	(0.17)%	1.54%	2.13%

Victory NASDAQ-100	55.05%	10.16%	22.67%	17.91%
NASDAQ-100 Total Return	55.13%	10.18%	22.66%	17.91%
Excess Return	(0.08)%	(0.02)%	0.01%	0.00%

Trivalent International Small-Cap Equity	16.77%	0.96%	9.12%	6.68%
S&P Dev ex-US SmallCap	13.46%	(1.07)%	6.46%	4.40%
Excess Return	3.31%	2.03%	2.66%	2.28%

Victory Income Investors - Income	7.69%	(1.87)%	2.78%	3.12%
Bloomberg US Aggregate	5.53%	(3.31)%	1.10%	1.81%
Excess Return	2.16%	1.44%	1.68%	1.31%

WestEnd US Sector	22.25%	8.07%	16.10%	13.00%
S&P 500	26.29%	10.00%	15.69%	12.03%
Excess Return	(4.04)%	(1.93)%	0.41%	0.97%

Victory Income investors – Core Plus Fixed Income	7.79%	(1.32)%	3.38%	3.49%
Bloomberg US Aggregate	5.53%	(3.31)%	1.10%	1.81%
Excess Return	2.26%	1.99%	2.28%	1.68%

A high percentage of our mutual fund and ETF assets have four- or five-star Morningstar ratings. As of December 31, 2023, 42 of our Victory Capital mutual funds and ETFs, with Morningstar overall ratings, earned ratings of four or five stars overall and 70% of our mutual fund and ETF AUM were rated four or five stars overall by Morningstar. Over a three‑year and five‑year basis, 53% and 65% of our fund AUM achieved four- or five-star ratings, respectively.

Competitive Strengths

We believe we have significant competitive strengths that position us for sustained growth and shareholder value creation over the long term.

Integrated Platform Providing Centralized Distribution, Marketing, and Support Functions to Investment Franchises, which maintain complete Investment Autonomy – Our highly integrated centralized operating and distribution platform allows us to achieve benefits from both our substantial scale and the focus of our specialized investment managers. Our Franchises retain investment autonomy while benefiting from our centralized operating platform that can be tailored to meet their specific needs. We have demonstrated an ability to incorporate our Franchises onto our flexible infrastructure without significantly increasing incremental fixed costs, which is a key component to the scalability of our business model. This structure enables our Franchises to focus their efforts on the investment process, providing them with a scaled platform to enhance their investment performance and consequently their growth prospects. Centralized operations allow our Franchises to customize their desired investment support functions in ways that are best suited for their investment workflow. Through our unified distribution platform, our Franchises can efficiently sell their products to institutional investors, retirement plans, wealth managers, directly to individual investors, as well as through retail and retirement intermediaries of all sizes, where it can be challenging for smaller managers to gain access, and directly to investors.

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

Proven Acquirer with Compelling Value Proposition – We believe our platform allows us to continue to be a strategic acquirer within the investment management industry, providing us with an opportunity to further grow and scale our business. Through numerous transactions, we have demonstrated an ability to successfully source, execute, and integrate new Franchises.

We believe our unique business model is attractive for potential acquisition prospects. Under our model, Franchises retain the brands they have built as well as autonomy over their investment decisions, while simultaneously benefiting from the ability to leverage our centralized distribution, marketing, and operations platform. Our model reduces the administrative burdens borne by our Investment Franchises and allows them to focus on the investment process, which we believe can enhance their investment performance. By offering a platform on which Franchises can focus on their core competencies, grow their client base faster and participate in a revenue share program, we believe we are providing a compelling proposition. Furthermore, we believe equity ownership by our investment professionals and other employees reinforces our entrepreneurial culture by sharing in the potential upside of the entirety of our diversified investment management business.

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

Portfolio of Investment Strategies with Potential for Outperformance – In assembling our portfolio of Franchises, we have selected investment managers offering strategies in asset classes where active managers have shown an established track record of outperformance relative to benchmarks through security and sector selection, and portfolio construction. We continue to build our platform to address the needs of clients who would like exposure to asset classes that have potential for alpha generation. We find that macro industry trends of asset flows moving from actively managed strategies to passive ones are less pronounced in certain asset classes and seek to concentrate our business development efforts in these areas.

Diversified Platform Across Investment Strategies, Franchises and Client Type – We have strategically built an investment platform that is diversified by investment strategy, Franchise, and client type. Within each asset class, Franchises with overlapping investment mandates still contribute to our diversification by pursuing different investment philosophies and/or processes. For example, U.S. mid cap equities, which accounted for approximately 18% of total AUM as of December 31, 2023, consists of five Franchises, each following a different investment strategy. We believe the diversity in investment styles reduces the correlation between the return profiles of strategies within the same asset class, and consequently provides an additional layer of diversification of AUM and revenue stability.

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

We believe our client base serves as another important diversifying element, as different client segments have shown to have distinct characteristics, including asset class and product preferences, sales and redemptions trends, and exposure to secular trends. We strive to maintain a balance between direct investor, retail clients, and institutional clients with 37%, 35% and 28% of our AUM as of December 31, 2023, in each of these channels, respectively. We also have the capability to deliver our strategies in investment vehicles designed to meet the needs and preferences of investors in each channel. These investment vehicles include actively and passively managed open-end mutual funds with channel‑specific share classes, rules-based and active ETFs, third-party ETF model strategies, SMAs, UMAs, VIPs, CITs, wrap account programs, UCITs, alternative investments, private closed end funds, and a 529 Education Savings Plan. If a strategy is currently not offered in the wrapper of choice for a client, we have the infrastructure and ability to create a new investment vehicle, which helps our Franchises further diversify their client base.

Attractive Financial Profile – Our revenues are recurring in nature, as they are based on the level of client assets we manage. Most of our strategies are in asset classes that require specialized skill, are in demand, and typically command attractive fee rates. With the growth of our Solutions Platform and third-party ETF model strategies, our average fee rate is likely to decline as those businesses continue to grow and represent an increasing proportion of our total AUM. Despite their lower average fee rates, by managing these competitively priced strategies on our integrated platform we can earn margins in excess of our average consolidated margin on these products.

Because we largely outsource our middle‑ and back‑office functions, as well as certain aspects of technology support, we have relatively minimal capital expenditure requirements. Our integrated platform allows us the ability to make investments that can benefit each Franchise and our Solutions Platform. Approximately two‑thirds of our operating expenses are variable in nature, consisting of the incentive compensation pool for employees, sales commissions, third‑party distribution costs, sub‑advising and the fees we pay to certain vendors. This automatic flexing of our operating expense base helps to support profitability throughout various market cycles.

We have identified three primary net income growth drivers; (i) we grow our AUM organically through inflows into our strategies and the market appreciation of those strategies; (ii) we have a proven ability to grow via strategic and synergistic acquisitions; and (iii) we have constructed a scalable and efficient platform.

Economic and Structural Alignment of Interests Promotes Ownership Culture – Through our revenue share compensation model for our Franchises and broad employee ownership, we have structurally aligned our employees’ interests with those of our clients and shareholders and have created an ownership culture that encourages employees to act in the best interests of clients and our Company shareholders, as well as to think long term. We believe the high percentage of employee ownership creates a collective alignment with our success. Additionally, our employees invest in products managed by our Franchises and Solutions Platform, providing direct alignment with the interests of our clients. As of December 31, 2023, 86% of our employees held 15% of the equity in our Company. In addition to being aligned with our financial success through their equity ownership, our current employees collectively have invested more than $200 million in products we manage as of December 31, 2023.

We directly align the compensation paid to our investment teams with the performance of their respective Franchises by structuring formula‑based revenue sharing on the products they manage. We believe that compensation based on revenue rather than profits incentivizes investment professionals to focus their attention on investment performance, while encouraging them to focus on client retention, provide excellent client service, and attract new assets. We believe the formula‑based, client‑aligned nature of our revenue sharing reduces complexity and fosters a culture of transparency where Franchises understand how, and on what terms, they are being measured to earn compensation.

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

As of December 31, 2023, we had 481 full-time employees with 160 in investment management, 206 in sales and marketing roles and 115 in management and support functions.

Our centralized distribution and marketing functions lead the sales effort for our institutional, retail intermediary, and direct investor channels. Our sales teams are staffed with accomplished professionals that are given specific training on how to position each of our strategies. Our distribution teams have historically focused on developing strategic long-term relationships with institutional consultants, institutional asset owners, retail and retirement intermediaries, RIAs, Family Offices, the Direct Channel, and bank trust departments. Complementing these relationships, we use data extensively to enhance the effectiveness of our distribution teams. Investments in data packs from intermediaries, artificial intelligence initiatives, and predictive analytics — used to determine specific financial advisors’ propensities to buy or sell products — further enhance efficiencies.

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

Direct Investor Business – In 2020, we launched a new digital platform to directly serve investors which features a client-centric modern design. Visitors to the site are presented with channel-specific content, useful investment tools and calculators, and timely investment insights from the Company’s investment experts. At our direct investor business contact center, we have approximately 115 sales and service professionals focused on assisting our direct investors (the “Investors”). They engage with thousands of Investors every week via phone, chat or email depending on the Investor’s preference. We also have a mobile application that streamlines service for Investors and enhances internal efficiency. Through these interactions we provide Investors with account servicing, portfolio reviews, college planning assistance and investment guidance at no additional cost to the Investor. Many of our direct investor business contact center professionals are Financial Industry Regulatory Authority (“FINRA”) licensed, so they are well qualified to serve the Investors’ investment needs. In April 2023, the Direct Investor Business was expanded to include brokerage capabilities through our broker-dealer entity VCS. Investors can now leverage our open architecture brokerage option and establish brokerage accounts to invest in mutual funds and ETFs from our platform along with individual stocks and products managed by third-party providers.

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

Retail Sales –Our retail sales team includes regional external wholesalers, retirement specialists, RIA specialists, national account specialists, and ETF sales specialists, all of whom are supported by an internal sales desk. We also have a `team of distribution professionals specializing in the sale of third-party ETF model strategies. Additionally, we have a growing team focused on RIA, Bank Trust & Multi Family Offices with exceptional product knowledge to enhance the growth in this sub-channel within our retail sales. In the retail channel, we focus on gathering assets through intermediaries, such as banks, broker‑dealers, wirehouses, retirement platforms and RIA networks. We offer mutual funds, ETFs, third-party ETF models, and separately managed wrap and unified managed accounts on intermediary and retirement platforms. We have agreements with many of the largest platforms in our retail channel, which has provided an opportunity to place our retail products on those platforms. Further, to enhance our presence on large distribution platforms, we have focused our efforts on servicing intermediary home offices and research departments. These efforts have led to strong growth in platform penetration, as measured by investment products on approved and recommended lists, as well as our inclusion in model portfolios. This penetration provides the opportunity for us to sell more products through distribution platforms. We have several products on the research recommended/model portfolios of the top U.S. intermediary platforms. We also have several products on the recommended list of the top retirement platforms.

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

Operations – Our highly centralized operations functions provide our Franchises and Solutions Platform with the support they need so that they can focus on their investment processes. Our Investment Franchises share operating functions such as trading platforms, risk and compliance, middle- and back‑office support, technology, data and analytics, finance, human resources, accounting, and legal. Although our operations are highly centralized, we allow our Franchises a degree of customization with respect to their desired investment support functions, which we believe helps them maintain their unique investment processes and minimize disruptions.

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

Competition

Our investment products are sold in the traditional institutional channels, through intermediary and retirement distribution platforms, and directly to investors. We face competition with other investment firms in attracting and retaining client assets. Additionally, we compete with other acquirers of investment management firms, including independent, integrated investment management firms and multi‑boutique businesses, insurance companies, banks, and other financial institutions.

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

We compete with other potential acquirers of investment management firms primarily on the basis of the following factors: (i) the strength of our distribution relationships; (ii) the value we add through our shared distribution, marketing and operations platforms as well as our uncapped revenue sharing arrangements; (iii) the investment autonomy Franchises retain post-acquisition; (iv) the tenure and continuity of our management and investment professionals; and (v) the value that can be delivered to the seller through realization of synergies created by the combination of the businesses.

Our ability to continue to compete effectively will also depend upon our ability to retain our current investment professionals and employees and to attract highly qualified new investment professionals and employees. For additional information concerning the competitive risks that we face, refer to “Risk Factors — Industry Risks — The investment management industry is intensely competitive.”

Human Capital

We have created strong alignment of interests with clients and shareholders through employee ownership, our Franchise revenue share structure, and employee investments in our products. Notably, a significant number of our employee shareholders acquired their equity in 2013 in connection with the management‑led buyout with Crestview GP from KeyCorp, as well as in connection with the acquisitions of RS Investments and Munder. We believe the opportunity to own equity in a well‑diversified investment management company promotes long-term thinking and client alignment and is attractive, both to existing employees and those who join as part of acquisitions. We principally compensate our investment professionals through a revenue share program, which we believe further incentivizes our investment professionals to focus on investment performance and client retention, while simultaneously minimizing potential distractions from an expense allocation process that would be involved in a profit‑sharing program. We believe the combination of these mechanisms promotes long‑term thinking and enhances both the client experience and the creation of value for our shareholders.

Our senior management team, Franchises’ CIOs and sales leaders are highly experienced in the industry, each bringing significant expertise to his or her role, having tenures on average of more than 20 years.

As an asset management firm, we are in the human capital business. As such, we value and appreciate our most important asset—our people. We employ “owners,” not employees. Accordingly, we strive to offer competitive compensation and employee benefits to all employees. We want them to own their contribution to Victory Capital’s success. In recognition of this mission, Victory Capital has established an equity awards program, in which most employees participate. As of December 31, 2023, we had 481 employees, with 86% holding ownership interests in our Company that totaled 15% of the equity in our firm. At year-end, our employees also had more than $200 million of their personal assets invested in our investment products at their own discretion.

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

We recognize and appreciate the importance of creating an environment in which all employees feel valued, included, and empowered to do their best work and as a result our Diversity, Inclusion, Cohesion, and Engagement Committee is charged with driving best practices to promote diversity. The Committee’s mission is to foster an environment that attracts the best talent, values diversity of life experiences and perspectives, and encourages innovation and excellence. We also support a number of Employee Resource Groups which are employee-driven and provide support, leadership, and connection to our diverse marketplace.

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

SEC Investment Adviser and Investment Company Registration / Regulation – VCM and WestEnd are both registered with the SEC as investment advisers under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and the Victory Funds, Victory Portfolios III, VictoryShares and several of the investment companies we sub‑advise are registered under the Investment Company Act of 1940, as amended (the “1940 Act”). The Advisers Act and the 1940 Act, together with the SEC’s regulations and interpretations thereunder, impose substantive and material restrictions and requirements on the operations of advisers and registered funds. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act and the 1940 Act, ranging from fines and censures to termination of an adviser’s registration. As an investment adviser, we have a fiduciary duty to our clients. The SEC has interpreted that duty to impose standards, requirements, and limitations on, among other things: trading for proprietary, personal and client accounts; allocations of investment opportunities among clients; our use of soft dollars; execution of transactions; and recommendations to clients. We manage accounts for clients on a discretionary basis, with authority to buy and sell securities for each portfolio, select broker‑dealers to execute trades and negotiate brokerage commission rates. In connection with certain of these transactions, we receive soft dollar credits from broker‑dealers that have the effect of reducing certain of our expenses. All our soft dollar arrangements are intended to be within the safe harbor provided by Section 28(e) of the Exchange Act. If our ability to use soft dollars were reduced or eliminated as a result of the implementation of statutory amendments or new regulations, our operating expenses would increase. In addition, we also advise clients on a non-discretionary basis where we provide actively managed models. This is often referred to as assets under advisement.

As registered investment advisers, VCM and WestEnd are subject to many additional requirements that cover, among other things: disclosure of information about our business to clients; maintenance of written policies and procedures; maintenance of extensive books and records; restrictions on the types of fees we may charge; custody of client assets; client privacy; and advertising. The SEC has authority to inspect any investment adviser and typically inspects a registered adviser periodically to determine whether the adviser is conducting its activities (i) in accordance with applicable laws, (ii) in a manner that is consistent with disclosures made to clients and (iii) with adequate systems and procedures to ensure compliance.

For the year ended December 31, 2023, 81% of our total revenues were derived from our services to investment companies registered under the 1940 Act – i.e., mutual funds and ETFs. The 1940 Act imposes significant requirements and limitations on a registered fund, including with respect to its capital structure, investments, and transactions. While we exercise broad discretion over the day‑to‑day management of the business and affairs of the Victory Funds, Victory Portfolios III, VictoryShares and the investment portfolios of the Victory Funds, Victory Portfolios III, and VictoryShares and the funds we sub‑advise, the funds are subject to oversight of and governance by each fund’s board of directors. Under the 1940 Act, a majority of the directors of our registered funds must not be “interested persons” with respect to us (sometimes referred to as the “independent director” requirement) in order to rely on certain exemptive rules under the 1940 Act relevant to the operation of registered funds. The responsibilities of the fund’s board include, among other things: approving our investment advisory agreement with the fund (or, for sub‑advisory arrangements, our sub‑advisory agreement with the fund’s investment adviser); approving other service providers; determining the method of valuing assets; and monitoring transactions involving affiliates. Our investment advisory agreements with these funds may be terminated by the funds on not more than 60 days’ notice and are subject to annual renewal by the fund’s board after the initial term of one to two years. The 1940 Act also imposes on investment advisers or sub‑advisers to a registered fund a fiduciary duty with respect to the receipt of the advisers’ investment management fees or the sub-advisers’ sub‑advisory fees. That fiduciary duty may be enforced by the SEC, by administrative action or by litigation by investors in the fund pursuant to a private right of action.

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

Compliance – Our legal and compliance functions consist of 13 professionals as of December 31, 2023. This group is responsible for all legal and regulatory compliance matters, as well as for monitoring adherence to client investment guidelines. Our legal and compliance teams work through a well‑established reporting and communication structure to ensure we have a consistent and holistic program for legal and regulatory compliance. Senior management also is involved at various levels in all these functions. We cannot assure that our legal and compliance functions will be effective to prevent all losses. Refer to “Item 1A. Risk Factors — General Risks — If our techniques for managing risk are ineffective, we may be exposed to material unanticipated losses.”

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
•
The ongoing conflicts in Ukraine and Israel have, and will likely continue to, negatively impact the global economy.
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
•
If we were deemed an investment company required to register under the Investment Company Act of 1940 (the “Investment Company Act”), we would become subject to burdensome regulatory requirements and our business activities could be restricted.

Merger and Acquisition Risks

•
We may not realize the benefits we expect from mergers and acquisitions because of integration difficulties and other challenges.
•
Certain liabilities resulting from acquisitions are estimated and could lead to a material impact on earnings.
•
Draft Merger Guidelines which is the framework that the Department of Justice and Federal Trade Commission utilize when reviewing mergers and acquisitions may impact our ability to execute on our corporate strategy.

Indebtedness Risks

•
Our substantial indebtedness may expose us to material risks.

Capital Structure and Public Company Risks

•
If a relatively large percentage of our common stock is concentrated with a small number of shareholders, it could increase the volatility in our stock trading and affect our share price.
•
The market price of our common stock is likely to be volatile and could decline.
•
Future sales of shares by shareholders could cause our stock price to decline.
•
If securities or industry analysts publish misleading or unfavorable research about our business, our stock price and trading volume could decline.
•
The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business.
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

Third Party Risks

•
We depend primarily on third parties to market Victory Funds and VictoryShares.
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
•
Our contractual obligations may subject us to indemnification obligations to third parties.
•
Insurance may not be available on a cost-effective basis to protect us from liability.
•
Failure to protect our intellectual property may negatively impact our business.
•
Climate change may adversely affect our office locations.

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

We earn substantially all of our revenues from asset‑based fees from investment management products and services to individuals and institutions. Therefore, if our AUM declines, our fee revenue will decline, which will reduce our profitability as certain of our expenses are fixed. There are several reasons that AUM could decline:

•
The performance of our investment strategies is critical to our business, and any real or perceived negative absolute or relative performance could negatively impact the maintenance and growth of AUM. Net flows related to our strategies can be affected by investment performance relative to other competing strategies or to established benchmarks. Our investment strategies are rated, ranked, recommended or assessed by independent third parties, distribution partners, and industry periodicals and services. These assessments may influence the investment decisions of our clients. If the performance or assessment of our strategies is seen as underperforming relative to peers, it could result in an increase in the withdrawal of assets by existing clients and the inability to attract additional commitments from existing and new clients. In addition, certain of our strategies have or may have capacity constraints, as there is a limit to the number of securities available for the strategy to operate effectively. In those instances, we may choose to limit access to those strategies to new or existing investors, such as we have done for two mutual funds managed by the Sycamore Capital Franchise which had an aggregate of $25.1 billion in AUM as of December 31, 2023.
•
General domestic and global economic and political conditions can influence AUM. Changes in interest rates, the availability and cost of credit, inflation rates, economic uncertainty, changes in laws, trade barriers, commodity prices, currency exchange rates and controls and national and international political circumstances such as the increased tension between the U.S. and China (including wars (such as the military conflict between Russia and Ukraine and the conflict in Israel), pandemics, terrorist acts and security operations) and other conditions may impact the equity and credit markets, which may influence our AUM. If the security markets decline or experience volatility, our AUM and our revenues could be negatively impacted. In addition, diminishing investor confidence in the markets and/or adverse market conditions could result in a decrease in investor risk tolerance. Such a decrease could prompt investors to reduce their rate of commitment or to fully withdraw from markets, which could lower our overall AUM.
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

Continued geopolitical uncertainty such as the ongoing conflicts in Ukraine and Israel and tension between the U.S. and China has, and will likely continue to, negatively impact the global economy.

Continued geopolitical uncertainty such as the ongoing conflicts in Ukraine and Israel and tension between the U.S. and China has created significant volatility, uncertainty and economic disruption. While it has not had a material adverse effect on our business, operations and financial results, the extent to which the geopolitical uncertainty and conflicts impact our business, operations and financial results going forward will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the uncertainty and conflicts; governmental and business actions that have been and continue to be taken in response, and the impact on economic activity.

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

Approximately 2% of our AUM as of December 31, 2023, consisted of assets in money market funds. Money market funds seek to preserve a stable net asset value. Market conditions could lead to severe liquidity or security pricing issues, which could impact the NAV of money market funds. If the NAV of a money market fund managed by our asset managers were to fall below its stable net asset value, we would likely experience significant redemptions in AUM and reputational harm, which could have a material adverse effect on our revenues or net income. If a money market fund's stable NAV comes under pressure, we may elect, to provide credit, liquidity, or other support to the fund. We may also elect to provide similar or other support, including by providing liquidity to a fund, to other products we manage for any number of reasons. If we elect to provide support, we could incur losses from the support we provide and incur additional costs, including financing costs, in connection with the support. These losses and additional costs could be material and could adversely affect our earnings. In addition, certain proposed regulatory reforms could adversely impact the operating results of our money market funds.

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

The extent to which pandemics impact our business, operations and financial results will depend on numerous factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions taken in response to the pandemic; the impact of the pandemic on economic activity and actions taken in response; and the effect on our ability to sell and provide our services.

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

Any of our investment or management professionals may resign at any time, join our competitors or form a competing company. Although many of our portfolio managers and each of our named executive officers are subject to post‑employment non‑compete obligations, these non‑competition provisions may not be enforceable or may not be enforceable to their full extent. In addition, we may agree to waive non‑competition provisions or other restrictive covenants applicable to former investment or management professionals in light of the circumstances surrounding their relationship with us. Although we may pursue legal actions for alleged breaches of non-compete or other restrictive covenants, such legal actions may not be effective in preventing such breaches. In addition, the Federal Trade Commission (FTC) has proposed a rule that would prevent employers from entering into non-competes with employees and require employers to rescind existing non-competes. Furthermore, certain states like Minnesota, North Dakota and Oklahoma have implemented comparable or more stringent regulations, while California has broadened the scope of its longstanding restrictions on non-competes. If this rule goes into effect, more states adopt similar rules. We do not generally carry “key man” insurance that would provide us with proceeds in the event of the death or disability of any of the key members of our investment or management teams.

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

We derive substantially all of our revenues from investment advisory and sub‑advisory agreements as well as fund administration and accounting, agreements with the Victory Funds and VictoryShares and transfer agency agreements with the Victory Portfolios III (the “Victory Funds III”), all of which are terminable by clients or our funds’ boards upon short notice or no notice.

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

Investors in the mutual funds and certain other pooled investment vehicles that we advise or sub‑advise may redeem their assets from those funds at any time on fairly limited or no prior notice, thereby reducing our AUM. These investors may redeem for any number of reasons, including general financial market conditions, global events, the absolute or relative investment performance we have achieved, or their own financial conditions and requirements. In a declining stock market, the pace of redemptions could accelerate. Poor investment performance relative to other funds tends to result in decreased client commitments and increased redemptions. For the year ended December 31, 2023, we generated approximately 84% of our total revenues from mutual funds and other pooled investment vehicles that we advise (including our proprietary mutual funds, or the Victory Funds, VictoryShares, and other entities for which we are adviser or sub‑adviser). The redemption of assets from those funds could adversely affect our revenues and have a material adverse effect on our earnings.

Investment recommendations provided to our direct investor channel may not be suitable or fulfill regulatory requirements; representatives may not disclose or address conflicts of interest, conduct inadequate due diligence, provide inadequate disclosure; transactions subject to human error or fraud.

The direct channel serves existing or potential individual investors who invest in our proprietary mutual funds, ETFs and the USAA 529 Education Savings Plan. Investors also have the ability to invest in third party mutual funds, third party ETFs and individual equity securities listed on major U.S. exchanges on a self-directed basis. Our broker-dealer subsidiary has a dedicated retail investor-facing sales team who discuss the merits of investing in our proprietary products. The sales team provides recommendations based on the investor’s needs to aid them in their decision making. Our sales team’s recommendations may not fulfill regulatory requirements as a result of their failing to collect sufficient information about an investor or failing to understand the investor’s needs or risk tolerances. Risks associated with providing recommendations also include those arising from how we disclose and address actual or potential conflicts of interest, inadequate due diligence, inadequate disclosure, human error and fraud. In addition, Regulation Best Interest imposes heightened conduct standards, suitability analysis and disclosure requirements when we provide recommendations to retail investors. To the extent that we fail to satisfy regulatory requirements, fail to know our investors, improperly advise these investors, or risks associated with providing investment recommendations otherwise materialize, we could be found liable for losses suffered by such investors, or could be subject to regulatory fines, and penalties, any of which could harm our reputation and business.

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

Our AUM has increased from $17.9 billion following our 2013 management‑led buyout with Crestview GP from KeyCorp to $166.6 billion as of December 31, 2023, primarily as a result of acquisitions. The absolute measure of our AUM represents a significant rate of growth that may be difficult to sustain. The continued long‑term growth of our business will depend on, among other things, successfully making new acquisitions, retaining key investment professionals, maintaining existing strategies and selectively developing new, value‑added strategies. There is no certainty that we will be able to identify suitable candidates for acquisition at prices and terms we consider attractive, consummate any such acquisition on acceptable terms, have sufficient resources to complete an identified acquisition or that our strategy for pursuing acquisitions will be effective. In addition, any acquisition can involve a number of risks, including the existence of known, unknown or contingent liabilities. An acquisition may impose additional demands on our staff that could strain our operational resources and require expenditure of substantial legal, investment banking and accounting fees. We may be required to issue additional shares of common stock or spend significant cash to consummate an acquisition, resulting in dilution of ownership or additional debt leverage, or spend additional time and money on facilitating the acquisition that otherwise would be spent on the development and expansion of our existing business.

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

As of December 31, 2023, approximately 81% of our AUM was invested in U.S. and international equity. Under market conditions in which there is a general decline in the value of equity securities, the AUM in each of our equity strategies is likely to decline. Unlike some of our competitors, we do not currently offer strategies that invest in privately held companies or take short positions in equity securities, which could offset some of the poor performance of our long‑only equity strategies under such market conditions. Even if our investment performance remains strong during such market conditions relative to other long‑only equity strategies, investors may choose to withdraw assets from our management or allocate a larger portion of their assets to non‑long‑only or non‑equity strategies. In addition, the prices of equity securities may fluctuate more widely than the prices of other types of securities, making the level of our AUM and related revenues more volatile.

As of December 31, 2023, of the 81% of our AUM invested in U.S. and international equity approximately 28% of the AUM was concentrated in U.S. small‑ and mid‑cap equities. As a result, a substantial portion of our operating results depends upon the performance of those investments, and our ability to retain client assets in those investments. If a significant portion of the investors in such investments decided to withdraw their assets or terminate their investment advisory agreements for any reason, including poor investment performance or adverse market conditions, our revenues from those investments would decline, which would have a material adverse effect on our earnings and financial condition.

As of December 31, 2023, approximately 17% of our total AUM was invested in U.S. taxable and tax-exempt fixed-income and money market securities. While fixed-income is typically considered less volatile than the equity markets, it does exhibit different types of risks such as interest rate risk, credit risk, and over-the-counter liquidity risk. Also, retention of fixed income AUM depends upon the performance of those investments, and our ability to retain client assets in those investments. If a significant portion of the investors in such investments decided to withdraw their assets or terminate their investment advisory agreements for any reason, including poor investment performance or adverse market conditions, our revenues from those investments would decline, which would have a material adverse effect on our earnings and financial condition. Money market securities are about 2% of total AUM and are considered a low risk asset category.

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

We provide a broad range of administrative services to the Victory Funds and VictoryShares, including providing personnel to the Victory Funds and VictoryShares to serve as directors and officers, the preparation or supervision of the preparation of the Victory Funds' and VictoryShares’ regulatory filings, maintenance of board calendars and preparation or supervision of the preparation of board meeting materials, management of compliance and regulatory matters, provision of shareholder services and communications, accounting services, including the supervision of the activities of the Victory Funds’ and VictoryShares’ accounting services provider in the calculation of the funds’ net asset values, supervision of the preparation of the Victory Funds’ and VictoryShares’ financial statements and coordination of the audits of those financial statements, tax services, including calculation of dividend and distribution amounts and supervision of tax return preparation, supervision of the work of the Victory Funds’ and VictoryShares’ other service providers, VCTA acting as transfer agent to the Victory Funds III and VCS acting as a distributor for the Victory Funds. If we make a mistake in the provision of those services, the Victory Funds or VictoryShares could incur costs for which we might be liable. In addition, if it were determined that the Victory Funds or VictoryShares failed to comply with applicable regulatory requirements as a result of action or failure to act by our employees, we could be responsible for losses suffered or penalties imposed. In addition, we could have penalties imposed on us, be required to pay fines or be subject to private litigation, any of which could decrease our future income or negatively affect our current business or our future growth prospects. Although less extensive than the range of services we provide to the Victory Funds and VictoryShares, we also provide a limited range of services, in addition to investment management services, to sub‑advised mutual funds.

In addition, we from time to time provide information to the funds for which we act as sub‑adviser (or to a person or entity providing administrative services to such a fund), and to the UCITS, for which we act as investment manager (or to the promoter of the UCITS or a person or entity providing administrative services to such a UCITS), which is used by those funds or UCITS in their efforts to comply with various regulatory requirements. If we make a mistake in the provision of those services, the sub‑advised fund or UCITS could incur costs for which we might be liable. In addition, if it were determined that the sub‑advised fund or UCITS failed to comply with applicable regulatory requirements as a result of action or failure to act by our employees, we could be responsible for losses suffered or penalties imposed. In addition, we could have penalties imposed on us, be required to pay fines or be subject to private litigation, any of which could decrease our future income or negatively affect our current business or our future growth prospects.

Potential impairment of goodwill and intangible assets could result in not realizing the value of these assets.

As of December 31, 2023, our goodwill and intangible assets totaled $2.3 billion. The value of these assets may not be realized for a variety of reasons, including, but not limited to, significant redemptions, loss of clients, damage to brand name and unfavorable economic conditions. In accordance with the guidance under Financial Accounting Standards Board, or FASB, ASC 350‑20, Intangibles—Goodwill and Other, we review the carrying value of goodwill and intangible assets not subject to amortization on an annual basis, or more frequently if indications exist suggesting that the fair value of our intangible assets may be below their carrying value. Determining goodwill and intangible assets, and evaluating them for impairment, requires significant management estimates and judgment, including estimating value and assessing useful life in connection with the allocation of purchase price in the acquisition creating them. We evaluate the value of intangible assets subject to amortization on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Should such reviews indicate impairment, a reduction of the carrying value of the intangible asset could occur.

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

Draft Merger Guidelines may impact our Ability to Execute on our Corporate Strategy

On July 19, 2023, the Department of Justice (“DoJ”) and the Federal Trade Commission (“FTC”) jointly released the 2023 Draft Merger Guidelines which describe factors and frameworks the agencies utilize when reviewing mergers and acquisitions. The Draft Merger Guidelines provide that, under a variety of circumstances, the DoJ and FTC may challenge transactions that may not have been challenged under the current guidelines and this could have a material impact on our ability to execute on our corporate strategy.

Indebtedness Risks

Our substantial indebtedness may expose us to material risks.

As of December 31, 2023, we had approximately $1,002 million of outstanding debt that consisted of (i) an existing term loan balance of $631 million and (ii) incremental term loans in an aggregate principal amount of $371 million. In addition, we maintain a $100 million revolving credit facility, though no amounts were outstanding as of December 31, 2023.

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

Capital Structure and Public Company Risks

If a relatively large percentage of our Common Stock was concentrated with a small number of shareholders, it could increase the volatility in our stock trading and affect our share price.

If a large percentage of our common stock was held by a limited number of shareholders, our larger shareholders could decide to liquidate their positions, which could cause significant fluctuation in the share price of our common stock. Public companies with a relatively concentrated level of institutional shareholders, often have difficulty generating trading volume in their stock, which may increase the volatility in the price of the common stock.

Crestview GP owns a significant amount of our common stock and its interests may conflict with ours or other shareholders’ in the future.

Crestview GP does not hold any of our common stock, but beneficially owns 18.0% of our common stock as of December 31, 2023. As a result, Crestview GP has the ability to elect members of our board of directors and thereby significantly influence our policies and operations, including the appointment of management, future issuances of our common stock or other securities, the payment of dividends, if any, on our common stock, the incurrence of debt by us, amendments to our amended and restated certificate of incorporation and amended and restated bylaws, and the entering into of extraordinary transactions. Crestview GP may also be able to significantly influence all matters requiring shareholder approval including without limitation a change in control of us or a change in the composition of our board of directors and or precluding any acquisition of us. This significant voting control could deprive other shareholders of an opportunity to receive a premium for shares of their common stock as part of a sale of us and ultimately might affect the market price of our common stock. Further, the interests of Crestview GP may not in all cases be aligned with other shareholders’ interests.

In addition, Crestview GP may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to other shareholders. For example, Crestview GP could influence us to make acquisitions that increase our indebtedness or sell revenue‑generating assets. Crestview GP is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Our amended and restated certificate of incorporation provides that none of Crestview GP or any of their respective affiliates will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. Crestview GP may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us, which could have an adverse effect on our growth prospects.

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

Sales of substantial amounts of our Common Stock in the public market, or the perception that these sales could occur, could cause the market price of our Common Stock to decline. As of February 20, 2024, 64,316,865 shares of our Common Stock are outstanding. Shares of our Common Stock are freely tradable without restriction under the Securities Act, unless purchased by our “affiliates,” as that term is defined in Rule 144 under the Securities Act.

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

The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business.

Prior to February 2018, we operated as a private company and had not been subject to the same financial and other reporting and corporate governance requirements of a public company. As a public company, we are required to file annual, quarterly and other reports with the SEC. We need to prepare and timely file financial statements that comply with SEC reporting requirements. We also are subject to other reporting and corporate governance requirements under the listing standards of NASDAQ and the Sarbanes‑Oxley Act, which impose significant compliance costs and obligations upon us. Being a public company requires a significant commitment of additional resources and management oversight, which add to operating costs. These changes place significant additional demands on our compliance, finance and accounting staff, which may not have prior public company experience or experience working for a public company, and on our financial accounting and information systems, and we may need to, in the future, hire additional accounting and financial staff with appropriate public company reporting experience and technical accounting knowledge. Other expenses associated with being a public company include increases in auditing, accounting, compliance and legal fees and expenses, investor relations expenses, increased directors’ fees and director and officer liability insurance costs, registrar and transfer agent fees and listing fees, as well as other expenses. As a public company, we are required, among other things, to:

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

In addition, the SEC recently adopted certain rules and is engaged in considering other rules that will increase our public reporting and disclosure requirements, key initiatives and rules likely to impact our business.

Executive Compensation Clawback Rules

In October 2023, the Company adopted an executive compensation clawback policy in order to comply with new Section 10D and Rule 10D-1 of the Exchange Act, and the listing standards of NASDAQ, providing for the repayment or forfeiture of certain excess compensation following an applicable accounting restatement from persons who served as an executive officer of VCH at any time during the performance period for such incentive-based compensation and who received such compensation during the three fiscal years preceding the date on which VCH is required to prepare an accounting restatement. A copy of the policy is filed as an exhibit to this 10-k.

Issuer Share Repurchase Plan Disclosure

In May 2023, the SEC adopted final rules requiring additional disclosure of issuer share repurchases, requiring expanded quarterly reporting in tabular format of detailed information regarding share repurchases made by or on behalf of an issuer during the quarter as well as narrative disclosure regarding issuer share repurchase programs and policies. The rules also require new quarterly disclosure of whether a U.S. issuer has adopted or terminated a Rule 10b5-1 trading plan during the quarter, similar to the required disclosure of the adoption and termination of such plans by an issuer’s directors and officers. We are now subject to the new issuer disclosure requirements in our quarterly reports.

Cybersecurity Disclosure

In July 2023, the SEC adopted amendments to its rules to require disclosure which became effective in December 2023 regarding cybersecurity risk management, strategy, governance and incident reporting by public companies. The SEC’s adopted amendments require public companies to (i) disclose, on a current basis, any cybersecurity incident it deems to be material within four business days on a Form 8-K; (ii) describe, on a periodic basis, the company’s processes, if any, for the assessment, identification and management of material risks from cybersecurity threats, as well as whether any risks from cybersecurity threats have materially affected or are reasonably likely to materially affect their business strategy, results of operations or financial condition; and (iii) describe, on a periodic basis, the board’s oversight of risks from cybersecurity threats and management’s role in assessing and managing those risks. We have complied with our disclosure requirements, however the amendments will require ongoing evaluation and analysis of possible changes in our applicable processes and procedures, including regarding cyber incident response plans and procedures, disclosure analysis framework, risk management processes, and board oversight structure.

Sustainable Investing and ESG, and Climate-Related Disclosure

Sustainable investing and ESG continue to be the focus of increased regulatory scrutiny across jurisdictions. In addition, to combat the cause of global warming domestically, President Biden identified climate change as one of his administration’s top priorities and pledged to seek measures that would pave the path for the U.S. to eliminate net greenhouse gas (“GHG”) pollution by 2050. In April 2021, President Biden announced the administration’s plan to reduce U.S. GHG emissions by at least 50% by 2030.

In March 2022, the SEC released a proposed standard that would require quantitative disclosures of certain climate-related metrics and GHG emissions, including within the footnotes to our consolidated financial statements. As of the date of this report, the standard has not been finalized, and our assessment of the potential effect of this standard, if adopted as proposed, on our consolidated financial statements is ongoing. In addition, we expect state laws and regulations regarding these topics to continue to evolve and impose new and additional requirements increasing our compliance burden. For example, the State of California enacted legislation requiring certain companies to disclose GHG emissions and climate-related financial risk information. The Company may face increased risk related to local implementation resulting in complex and potentially conflicting compliance obligations along with legal and regulatory uncertainty.

Failure to maintain effective internal control over financial reporting could have a material adverse effect on our business, operating results and stock price.

Section 404 of the Sarbanes-Oxley Act and related SEC rules require that we perform an annual management assessment of the design and effectiveness of our internal control over financial reporting. Our assessment concluded that our internal control over financial reporting was effective as of December 31, 2023; however, there can be no assurance that we will be able to maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time in future periods. Accordingly, we cannot assure that we will be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal control is necessary for us to produce reliable financial reports and is important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our Common Stock could drop significantly.

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

With the expansion of the Direct Investor Business to include brokerage capabilities through our broker-dealer entity VCS. Investors will be able to leverage our open architecture brokerage option and establish brokerage accounts to invest in mutual funds and ETFs from our platform along with individual stocks and products managed by third-party providers including cash management capabilities, these brokerage activities are likely to result in increased focus from FINRA as we will have to comply with extensive regulations imposed by FINRA.

We have also expanded our distribution effort into non‑U.S. markets through partnered distribution efforts and product offerings, including Australia, Europe, Japan, and Singapore. In the future, we may further expand our business outside of the United States in such a way or to such an extent that we may be required to register with additional foreign regulatory agencies or otherwise comply with additional non‑U.S. laws and regulations that do not currently apply to us and with respect to which we do not have compliance experience. Our lack of experience in complying with any such non‑U.S. laws and regulations may increase our risk of being subject to regulatory actions and becoming party to litigation in such non‑U.S. jurisdictions, which could be more expensive. Moreover, being subject to regulation in multiple jurisdictions may increase the cost, complexity and time required for engaging in transactions that require regulatory approval.

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

We operate in a legislative and regulatory environment that is subject to continual change, the nature of which we cannot predict. We may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. or non‑U.S. governmental regulatory authorities or self‑regulatory organizations that supervise the financial markets or the investment products that we offer. The SEC and its staff are currently engaged in various initiatives and reviews that seek to improve and modernize the regulatory structure governing the asset management industry, and registered investment companies in particular. In addition, more recently the SEC has also adopted rules, many of which are currently in an implementation period, and is contemplating and drafting others which will increase our public reporting and disclosure requirements, which could be costly and may impede the Company’s growth.

Key initiatives and rules that the SEC is contemplating that are likely to impact our business include:

Modernization of Beneficial Ownership Reporting

On October 10, 2023, the SEC adopted amendments to modernize the rules governing beneficial ownership reporting. The amendments:

•
Shorten the deadlines for initial and amended Schedule 13D and 13G filings;
•
Require that Schedule 13D and 13G filings be made using a structured, machine-readable data language; and
•
Clarify the Schedule 13D disclosure requirements with respect to derivative securities.

This rule, as adopted, will increase the frequency of the Company’s reporting obligations, and may require the Company to obtain additional data and resources while increasing costs.

Investment Company Names Rule

On September 20, 2023, the SEC adopted amendments to Rule 35d-1 under the Investment Company Act of 1940, the fund “Names Rule.” The final amendments among other things:

•
Improve and expand the current requirement for certain registered funds to adopt a policy to invest at least 80 percent of their assets in accordance with the investment focus the fund’s name suggests;
•
Providing new enhanced disclosure and reporting requirements; and
•
Define a time for funds that deviate from their 80% Investment Policy to come back into compliance.

This rule, as passed, will significantly increase registered funds disclosures and compliance obligations, and create additional operational complexities for the Victory Funds.

Private Fund Rule

On August 23, 2023, the SEC adopted new rules and amendments to enhance regulation of private fund advisors. The changes mandate certain client reporting and event driven disclosure, enact audit requirements, and prohibit certain activities that the SEC deems contrary to the public interest or has a material negative effect on other investors. The amendments also require all advisors to document their annual compliance review in writing. These rules and amendments may increase the Company’s reporting, disclosure and compliance obligations and create additional operational complexity for certain products offered by the Company.

Money Market Reforms

On July 12, 2023, the SEC adopted amendments to certain rules that govern money market funds under the Investment Company Act of 1940. The amendments help to improve the resilience and transparency of money market funds. This rule, which includes changes to required liquidity levels and certain operational aspects could significantly and adversely impact the money market funds managed by the Company.

Amendments to Form PF

On May 3, 2023, the SEC adopted amendments to Form PF to require enhanced reporting by large private equity fund advisers to improve the ability of the Financial Stability Oversight Council (FSOC) to monitor systemic risk and improve the ability of both FSOC and the SEC to identify and assess changes in market trends at reporting funds. This rule and amendment will increase the Company’s reporting, disclosure, and compliance obligations.

Addressing Cybersecurity Risks to the U.S. Securities Markets

On March 15, 2023, the SEC proposed a new rule, form, and related amendments to require entities that perform critical services to support the fair, orderly, and efficient operations of the U.S. securities markets to address their cybersecurity risks. Failure to properly implement effective cybersecurity policies and procedures could disrupt operations and lead to financial losses and reputational harm.

SEC Proposed Enhancements to Custody Rule

In February 2023, the SEC proposed amendments to and a redesignation of the current custody rule, currently designated as Rule 206(4)-2. The proposal redesignates the custody rule as rule 223-1 and would enhance the rule’s protections and subject a broader array of client assets and advisory activities to the enhanced protections. If such proposal is passed, this rule could introduce operational complexity and additional costs to Victory Capital and its advisory clients.

Shortening the Securities Transaction Settlement Cycle

On February 15, 2023, the SEC adopted rules to shorten the settlement cycle for most securities transactions from two business days after trade date (T+2) to one (T+1). This rule, as adopted, may present additional operational burdens and settlement risk for the Company.

SEC Regulation Best Execution

In December 2022, the SEC proposed a new rule, Regulation Best Execution, which would establish a best execution standard for brokers-dealers. If passed as proposed this rule could potentially increase Victory Capital’s reporting obligations and increase costs with third-party vendors.

Open-End Fund Liquidity Risk Management and Swing Pricing

In November 2022, the SEC proposed amendments to better prepare open-end management investment companies for stressed conditions and mitigate dilution of shareholders’ interests. Certain aspects of this rule could create additional operational complexities and increase Victory Capital’s administrative burden and costs.

Outsourcing by Investment Advisers

On October 26, 2022, the SEC proposed a new rule under the Investment Advisers Act of 1940 designed to prohibit registered investment advisers from outsourcing certain services or functions without first meeting minimum requirements. The proposed rule would require advisers to conduct due diligence prior to engaging a service provider to perform certain services or functions and could potentially require the Company to incur additional compliance expenses and slow down the vendor approval process.

Tailored Shareholder Reports for Mutual Funds and Exchange-Traded Funds

On October 26, 2022, the SEC adopted rules and amendments that will require open-end investment companies to transmit concise and visually engaging annual and semi-annual reports to shareholders that highlight key information that is particularly important for retail investors to assess and monitor their fund investments. Implementation of this rule may increase costs related to the production of shareholder reports and increase operational and administrative burdens on the Company and its third-party vendors.

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

We compensate most of the intermediaries through which we gain access to investors in the Victory Funds and VictoryShares by paying fees, most of which are a percentage of assets invested in the Victory Funds and VictoryShares through that intermediary and with respect to which that intermediary provides shareholder and administrative services. The allocation of such fees between us and the Victory Funds and VictoryShares is determined by the board of the Victory Funds and VictoryShares, based on information and a recommendation from us, with the intent of allocating to us all costs attributable to marketing and distribution of (i) shares of the Victory Funds otherwise covered by distribution fees paid pursuant to a distribution and service plan adopted in accordance with Rule 12b‑1 under the 1940 Act and (ii) VictoryShares.

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

An externally caused information security incident, such as a cyberattack, which could include computer viruses, malware, malicious or destructive code, social engineering, phishing, denial-of-service attacks, ransomware, or identity theft, or an internally caused issue, such as failure to control access to sensitive systems, could materially interrupt business operations or cause disclosure or modification of sensitive or confidential client or competitive information and could result in material financial loss, loss of competitive position, regulatory actions, breach of client contracts, reputational harm or legal liability. If one or more such events occur, it could potentially jeopardize our or our clients’, employees’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our or third‑party computer systems, software, networks and mobile devices, or otherwise cause interruptions or malfunctions in our, our clients’, our counterparties’ or third parties’ operations. As a result, we could experience material financial loss, loss of competitive position, regulatory fines and/or sanctions, breach of client contracts, reputational harm or legal liability, which, in turn, could have an adverse effect on our financial condition and results of operations.

As a provider of financial services, we are bound by the disclosure limitations and if we fail to comply with these regulations and industry security requirements, we could be exposed to damages from legal actions from clients, governmental proceedings, governmental notice requirements, and the imposition of fines or prohibitions on the services we provide. Additionally, some of our client contracts require us to indemnify clients in the event of a cyber breach if our systems do not meet minimum security standards. We may be required to spend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against fully or not fully covered through any insurance that we maintain. Further, in the event of a security breach to a service provider, we may not receive timely notice of or sufficient information about the breach to be able to exert any meaningful control or influence over how and when the breach is addressed.

Increasing government and regulatory scrutiny of the measures taken by companies to protect against cyberattacks and data privacy breaches, and have resulted in heightened security requirements, including additional regulatory expectations for oversight of vendors and service providers. If more restrictive privacy laws, rules or industry security requirements are adopted in the future on the Federal or State level, or by a specific industry body, they could have an adverse impact on us through increased costs or business restrictions.

Any inability to prevent security or privacy breaches, or the perception that such breaches may occur, could cause our existing clients to lose confidence in our systems and terminate their agreements with us, inhibit our ability to attract new clients, result in increasing regulation, or bring about other adverse consequences from the government agencies that regulate our business.

We may use artificial intelligence in our business, and challenges with properly managing its use could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.

We may incorporate artificial intelligence (“AI”) solutions into our platform, offerings, services and features, and these applications may become important in our operations over time. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, or biased, our business, financial condition, and results of operations may be adversely affected.

The use of AI applications has resulted in, and may in the future result in, cybersecurity incidents that implicate the personal data of end users of such applications. Any such cybersecurity incidents related to our use of AI applications could adversely affect our reputation and results of operations. AI also presents emerging ethical issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI, including potential government regulation of AI, will require significant resources to develop, test and maintain our platform, offerings, services, and features to help us implement AI ethically in order to minimize unintended, harmful impact.

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

As of December 31, 2023, approximately 10% of our total AUM was invested in strategies that primarily invest in securities of non‑U.S. companies and securities denominated in currencies other than the U.S. dollar. Fluctuations in foreign currency exchange rates could negatively affect the returns of our clients who are invested in these securities. In addition, an increase in the value of the U.S. dollar relative to non‑U.S. currencies is likely to result in a decrease in the U.S. dollar value of our AUM, which, in turn, would likely result in lower revenue and profits.

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

We have expanded and intend to continue to expand our distribution efforts into non‑U.S. markets through partnered distribution efforts and product offerings, including Europe, Japan, Singapore, and Australia. For example, we organized and serve as investment manager of Irish‑domiciled UCIT fund. Clients outside the United States may be adversely affected by political, social and economic uncertainty in their respective home countries and regions, which could result in a decrease in the net client cash flows that come from such clients. This expansion has required and will continue to require us to incur a number of up‑front expenses, including those associated with obtaining and maintaining regulatory approvals and office space, as well as additional ongoing expenses, including those associated with leases, the employment of additional support staff and regulatory compliance.

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

Our contractual obligations may subject us to indemnification obligations to third parties.

In the ordinary course of business, we enter into contracts with third parties, including, without limitation, clients, vendors, and other service providers, that contain a variety of representations and warranties and that provide for indemnifications by us in certain circumstances. Pursuant to such contractual arrangements, we may be subject to indemnification costs and liability to third parties if, for example, we breach any material obligations under the agreements or agreed standards of care, or in the event such third parties have certain legal claims asserted against them. The terms of these indemnities vary from contract to contract, and future indemnification claims against us could negatively impact our financial condition.

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

Failure to protect our intellectual property may negatively impact our business.

Although we take steps to safeguard and protect our intellectual property, including but not limited to our trademarks, patents, copyrights and trade secrets, there can be no assurance that we will be able to effectively protect our rights. If our intellectual property rights were violated, we could be subject to economic and reputational harm that could negatively impact our business and competitiveness in the marketplace. Conversely, while we take efforts to avoid infringement of the intellectual property of third parties, if we are deemed to infringe on a third party’s intellectual property rights it could expose us to litigation risks, license fees, liability and reputational harm.

Climate change may adversely affect our office locations.

We face possible risks and costs associated with the effects of climate change and severe weather. We cannot predict the rate at which climate change will progress. However, the physical effects of climate change could have a material adverse effect on our operations, and business. To the extent that climate change impacts changes in weather patterns, our offices could experience severe weather, including hurricanes, severe winter storms, and coastal flooding due to increases in storm intensity and rising sea levels. Certain of our offices may be vulnerable to coastal hazards, such as sea level rise, severe weather patterns and storm surges, land erosion, and groundwater intrusion. Over time, these conditions could result in our inability to operate in these office locations at all times. Climate change and severe weather may also have indirect effects on our business by increasing the cost of, or decreasing the availability of, property insurance on terms we find acceptable, by increasing the costs of energy, maintenance, repair of water and/or wind damage, and snow removal at our properties.

Item 1B. Unresolved Staff Comments.

None

Item 1C. Cybersecurity.

Risk Management and Strategy

Our Information Security Committee (the “ISC”) oversees and implements a cybersecurity program that seeks to assess, identify and protect against cyber security threats and detect, respond, and recover from cyber security incidents. The program is modeled upon the National Institute of Standards and Technology Cybersecurity Framework, a well-established and widely adopted framework in the financial services industry. The ISC is chaired by our Chief Information Security Officer (“CISO”) and membership includes executive and management level representation from our technology, legal, and compliance departments.

Our cybersecurity program assesses our cybersecurity risk profile through inventories of physical devices, software, and information systems, evaluations of critical third-party systems, and a catalogue of security risks. Periodic assessments are conducted to ensure the risk catalog is up to date.

We protect our information systems, data, and network through technical and procedural controls and security awareness training. We deploy multiple technical controls to achieve a layered security strategy including systems access controls, firewalls, web application gateways, antivirus software, e-mail filtering, and endpoint protection. Security awareness training is mandatory for all employees and conducted at hire and periodically on topics such as phishing, ransomware, social engineering, public Wi-Fi risks, password security, and mobile device security. Training is supplemented by testing initiatives, including periodic phishing tests, which may result in targeted or remedial training.

We use a third-party security operations center and endpoint management and response service to continuously monitor information systems for emergent events including anomalous, suspicious, and unauthorized network activity. Detected events are immediately triaged and evaluated for threat potential and impact. We also engage third-party providers to perform penetration testing designed to identify vulnerabilities for remediation. We rotate penetration testing providers to diversify testing approaches.

At this time, we are not aware of any risks from cybersecurity threats, including as a result of any previous cyber security incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. Despite our efforts to prevent and detect cybersecurity threats and incidents, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents. Refer to “Item 1A. Risk factors” in this annual report on Form 10-K for additional discussion about cybersecurity-related risks.

Governance

Role of the Board of Directors and Management

The Audit Committee of the Board of Directors oversees our enterprise risk management, which includes cybersecurity. The Chair of the ISC reports on our cybersecurity program to our Board at least annually.

Our CISO and Chief Technology Officer (“CTO”) oversee our day-to-day technology and security activities. Our CISO has been with the firm since 2013 and has over 20 years of IT experience in various industries. He is a Certified Chief Information Security Officer from the Carnegie Mellon University executive education program, as well as a Certified Information Security Manager (CISM) and Certified Information Systems Security Professional (CISSP). Our CTO joined the firm in 2020 with 25 years of IT experience, including 12 years of executive level technology experience in the asset management industry.

The CISO serves as the Chair of the ISC which serves as the steering committee for aligning our overall security strategy with business objectives and is responsible for overseeing the cataloguing of cybersecurity risks and assessments described above. These risks are carried through to our management-level Enterprise Risk Committee which maintains a broader inventory of risk, providing another layer of governance oversight. The third-party security operations center and endpoint managed detection and response service is overseen by the CISO. Management also maintains a Vendor Oversight Committee which provides additional governance over the risks associated with use of third-party vendors, including cybersecurity risk. The Chair of the Enterprise Risk Committee and the Vendor Oversight Committee also reports on its activities to the Audit Committee at least annually.

In the event of a potential cybersecurity incident, the third-party security operations center is authorized to take preemptive action to address the incident and must promptly notify a member of the ISC. The ISC coordinates the response to and communication of an incident in accordance with our Incident Response Plan (“IRP”) and applicable law. The IRP is designed to provide guidance for effective, efficient, and orderly response to a variety of cybersecurity incidents. The ISC is responsible for communication escalation as necessary up to and including to the Board of Directors.

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

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Shares of the Company’s Common Stock are listed and trade on NASDAQ under the symbol “VCTR”. As of December 31, 2023, there were approximately 22,000 beneficial shareholders of the Company’s Common Stock.

Performance Graph

The following graph shows a comparison from December 31, 2018 through December 31, 2023 of the cumulative total return of our Common Stock, the Standard & Poor’s 500 Stock Index (S&P 500 Index) and a peer group comprised of Affiliated Managers Group, Inc., Artisan Partners Asset Management Inc., BrightSphere Investment Group plc, Eaton Vance Corp., and Virtus Investment Partners, Inc. Eaton Vance Corp. was acquired and ceased to publicly trade on March 1, 2021. The graph assumes that $100 was invested at the market close on December 31, 2018 in our common stock, the S&P 500 Index and the peer group and assumes reinvestment of any dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following table sets out information regarding purchases of equity securities by the Company for the three months ended December 31, 2023.

	Total Number of Shares of Common Stock	Average Price Paid Per Share of Common	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans	Approximate Dollar Value That May Yet Be Purchased Under Outstanding Plans or Programs
Period	Purchased	Stock	or Programs	(in millions)(1)
October 1-31, 2023	—	$—	—	$51.9
November 1-30, 2023	1,178,191	32.26	1,178,191	13.9
December 1-31, 2023	570,915	33.63	570,915	95.2
Total	1,749,106	$32.71	1,749,106
(1)
Six share repurchase programs were authorized from 2018 to 2021, each for $15.0 million of the Company’s Common Stock, that were completed in September 2019, June 2020, October 2020, May 2021, January 2022 and May 2022. In May 2022, the Company’s’ Board of Directors approved a new share repurchase program (the “2022 Share Repurchase Program”) authorizing the repurchase of up to $100.0 million of the Company’s Common Stock. The 2022 Share Repurchase Program was completed in March 2023. In March 2023, the Company’s Board of Directors approved a new share repurchase program (the “2023 Share Repurchase Program”) authorizing the repurchase of up to $100.0 million of the Company’s Common Stock through December 31, 2025. The 2023 Share Repurchase Program was completed in December 2023. In December 2023, the Company’s Board of Directors approved a new share repurchase program (the “2024 Share Repurchase Program”) authorizing the repurchase of up to $100.0 million of the Company’s Common Stock through December 31, 2025. Under the 2024 Share Repurchase Program, which took effect in December 2023, the Company may purchase its shares from time to time in privately negotiated transactions, through block trades, pursuant to open market purchases, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the SEC. The amount and timing of purchases under the 2024 Share Repurchase Program will depend on a number of factors including the price and availability of the Company’s shares, trading volume, capital availability, Company performance and general economic and market conditions. The 2024 Share Repurchase Program can be suspended or discontinued at any time.
•
In 2023, the Company repurchased 4.2 million shares of Common Stock at a total cost of $134.5 million, which included $1.0 million in excise taxes payable on share repurchases, for an average price of $32.33 per share.
•
In 2022, the Company repurchased 3.0 million shares of Common Stock at a total cost of $87.3 million for an average price of $28.76 per share.
•
In 2021, 0.9 million shares of Common Stock were repurchased under programs authorized by the Company’s Board of Directors at a total cost of $26.2 million for an average price of $29.53 per share.

As of December 31, 2023, $95.2 million was available for future repurchases under the 2024 Share Repurchase Program, and a cumulative total of 11.3 million shares of Common Stock had been repurchased under programs authorized by the Company’s Board of Directors at a total cost of $295.8 million for an average price of $26.26 per share.

Dividend Policy

In 2019, the Company announced the initiation of cash dividends and paid its first quarterly dividend to shareholders in September of that year. Each year, since the commencement of cash dividends in 2019, the

Company has increased the per-share amount of the quarterly cash dividends distributed to shareholders. During 2022, the Company’s Board declared $1.00 of cash dividends per share, an increase of $0.47, or 89%, from the $0.53 per share of cash dividends declared in 2021. During 2023 the Company’s Board declared $1.28 of cash dividends per share, an increase of $0.28, or 28%, from the $1.00 per share of cash dividends declared in 2022.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The objective of this section of the Annual Report on Form 10-K is to provide a discussion and analysis, from management’s perspective, of the key performance indicators and material information necessary to assess our financial condition, results of operations, liquidity and cash flows for the year ended December 31, 2023. In addition, we also discuss the Company’s contractual obligations and off-balance sheet arrangements. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this report. In addition to historical information, this discussion and analysis contains forward‑looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from management’s expectations. Please refer to the sections of this report entitled “Forward‑Looking Statements” and “Risk Factors.”

Overview

Our Business – Victory is a diversified global asset management firm with $166.6 billion in total AUM as of December 31, 2023. Our differentiated business platform combines boutique investment qualities of traditional and alternative investment managers with the benefits of an integrated, centralized (not standardized) operating and distribution platform.

Victory Capital provides specialized investment strategies to institutions, intermediaries, retirement platforms and individual investors. On September 1, 2023, the Company divested one of its 12 Investment Franchises, INCORE, resulting in the divesture of $1.3 billion in AUM, resulting in 11 autonomous Investment Franchises and a Solutions Platform. Victory Capital offers a wide array of investment products, including actively and passively managed mutual funds, rules-based and active exchange traded funds (“ETFs”), institutional separate accounts, variable insurance products (“VIPs”), alternative investments, private closed end funds, and a 529 Education Savings Plan. Victory Capital’s strategies are also offered through third-party investment products, including mutual funds, third-party ETF model strategies, retail separately managed accounts (“SMAs”) and unified managed accounts (“UMAs”) through wrap account programs, Collective Investment Trusts (“CITs”), and undertakings for the collective investment in transferable securities (“UCITs”). As of December 31, 2023, our Franchises and our Solutions Platform collectively managed a diversified set of 118 investment strategies.

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

Solutions – Our Solutions Platform consists of multi‑asset, multi-manager, quantitative, rules-based, factor-based, and customized portfolios. These strategies are designed to achieve specific return characteristics, with products that include values-based and thematic outcomes and exposures. We offer our Solutions Platform through a variety of vehicles, including separate accounts, mutual funds, UMA accounts, and rules-based and active ETFs under our VictoryShares ETF brand. Like our Franchises, our Solutions Platform is operationally integrated and supported by our centralized distribution, marketing, and operational support functions.

Professionals within our institutional and retail distribution channels, direct investor business and marketing organization sell our products through our centralized distribution model. Our institutional sales team focuses on cultivating relationships with institutional consultants, who account for the majority of the institutional market, as well as asset allocators seeking sub-advisers. Our retail sales team offers intermediary and retirement platform clients, including broker-dealers, retirement platforms and RIA networks, mutual funds and ETFs as well as SMAs through wrap fee programs and access to our investment models through UMAs. Our direct investor business serves the investment needs of individual clients.

We have grown our AUM from $17.9 billion following the management-led buyout with Crestview GP in August 2013 to $166.6 billion at December 31, 2023. We attribute this growth to our success in sourcing acquisitions and evolving them into organic growers, generating strong investment returns, and developing institutional, retail, and direct investor channels with deep penetration.

WestEnd Acquisition (the “WestEnd Acquisition”) – On December 31, 2021, the Company completed the acquisition of 100% of the equity interests of WestEnd pursuant to the WestEnd purchase agreement (as amended, the “WestEnd Purchase Agreement”). Founded in 2004, and headquartered in Charlotte, NC, WestEnd is an ETF strategist advisor that provides financial advisors with a turnkey, core model allocation strategy for either a holistic solution or complementary source of alpha. The firm offers four primary ETF strategies and one large cap core strategy, all in tax efficient SMA structures. At December 31, 2021, the WestEnd acquired assets totaled $19.3 billion. The WestEnd acquired assets had no economic impact on operations in 2021 and no effect on asset flows, average assets, revenues or earnings in the full-year period ended December 31, 2021. Refer to Note 4, Acquisitions, for further details on the WestEnd Acquisition.

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

USAA AMCO Acquisition – On July 1, 2019, the Company completed the acquisition (the “USAA AMCO Acquisition”) of USAA Asset Management and VCTA, formally known as the USAA Transfer Agency Company. The acquisition expanded and diversified the Company’s investment platform and increased the Company’s size and scale. The acquisition also provided the Company the rights to offer products and services using the USAA brand and the opportunity to offer its products to USAA members through a direct distribution channel. Refer to Note 4, Acquisitions, for further details on the USAA AMCO Acquisition.

Business Highlights in 2023

Assets under management:

•
AUM at December 31, 2023 increased by $13.6 billion, or approximately 8.9%, to $166.6 billion from $153.0 billion at December 31, 2022, primarily driven by positive market action of $21.9 billion. Long-term gross inflows were $23.3 billion and $33.3 billion for the years ended December 31, 2023 and 2022, respectively. Long-term net outflows were $6.2 billion and $2.5 billion for the years ended December 31, 2023 and 2022, respectively. We generated $24.1 billion in gross flows and $6.6 billion in net outflows ($6.2 billion long-term, $0.4 billion short-term) for the year ended December 31, 2023, compared to $33.9 billion in gross flows and $2.7 billion in net outflows ($2.5 billion long-term, $0.2 billion short-term) for the same period in 2022.

Investment performance:

•
42 of our total Victory Capital mutual funds and ETFs had overall Morningstar ratings of four or five stars and 70% of our fund and ETF AUM were rated four or five stars overall by Morningstar. 49% of our strategies by AUM had investment returns in excess of their respective benchmarks over a one-year period, 62% over a three-year period, 84% over a five-year period and 79% over a ten-year period. On an equal-weighted basis, 56% of our strategies have outperformed their respective benchmarks over a one-year period, 63% over a three-year period, 62% over a five-year period and 63% over a ten-year period.

Financial highlights:

•
Total revenue for the year ended December 31, 2023 was $821.0 million compared to $854.8 million for the year ended December 31, 2022.
•
Net income was $213.2 million and $275.5 million, respectively, for the years ended December 31, 2023 and 2022. Adjusted Net Income was $269.7 million for the year ended December 31, 2023 compared to $293.8 million for the year ended December 31, 2022. Refer to “Supplemental Non‑GAAP Financial Information” for more information about how we calculate Adjusted Net Income and a reconciliation of net income to Adjusted Net Income.
•
GAAP earnings per diluted share was $3.12 for the year ended December 31, 2023 compared to $3.81 for the same period in 2022. Adjusted net income with tax benefit per diluted share was $4.51 and $4.58, respectively, for the years ended December 31, 2023 and 2022. Refer to “Supplemental

Non‑GAAP Financial Information” for more information about how we calculate Adjusted Net Income and a reconciliation of net income to Adjusted Net Income.
•
Adjusted EBITDA and Adjusted EBITDA margin was $418.0 million and 50.9%, respectively, for the year ended December 31, 2023 compared to $424.2 million and 49.6%, respectively, for the year ended December 31, 2022. Refer to “Supplemental Non‑GAAP Financial Information” for more information about how we calculate Adjusted EBITDA and a reconciliation of net income to Adjusted EBITDA.
•
Returned a record high—more than $243 million—of capital to shareholders in 2023, through share repurchases and cash dividends.

Other:

•
We continue to develop our approach to being a Responsible Business which includes responsible investing, corporate social responsibility (CSR), and company environmental, social, and governance (ESG) risk oversight. Details can be found on the Company's website.

Key Performance Indicators

The following table presents the key performance indicators we focus on when reviewing our results:

	Year Ended December 31,
($ in millions, except for basis points and percentages)	2023		2022		2021
AUM at period end	$166,611		$152,952		$183,654
Average AUM	158,268		164,025		158,590
Gross flows	24,104		33,934		28,254
Net short term flows	(391)		(187)		(528)
Net long term flows	(6,176)		(2,545)		(3,952)
Net flows	(6,567)		(2,732)		(4,480)
Total revenue	821.0		854.8		890.3
Revenue on average AUM	51.9	bps	52.1	bps	56.1	bps
Net income	213.2		275.5		278.4
Adjusted EBITDA(1)	418.0		424.2		449.0
Adjusted EBITDA margin(1)(2)	50.9%		49.6%		50.4%
Adjusted Net Income(1)	269.7		293.8		329.0
Tax benefit of goodwill and acquired intangibles(3)	38.3		37.5		28.0

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

AUM by Asset Class – the following table presents our AUM by asset class as of the dates indicated:

	As of December 31,
(in millions)	2023	2022	2021(1)(3)	2020(3)	2019(2)(3)
Fixed Income	$24,355	$26,353	$35,154	$36,639	$38,011
Solutions	59,585	51,507	60,364	33,676	31,616
U.S. Mid Cap Equity	30,604	27,892	30,578	26,230	26,347
U.S. Small Cap Equity	15,959	15,103	20,094	18,368	17,346
U.S. Large Cap Equity	12,635	10,973	15,766	14,230	14,091
Global / Non-U.S. Equity	16,772	14,160	16,050	14,141	12,754
Alternative Investments	3,431	3,663	2,548	422	81
Total Long-Term Assets	$163,340	$149,649	$180,554	$143,707	$140,245
Money Market / Short-Term	3,271	3,302	3,100	3,534	11,587
Total Assets	$166,611	$152,952	$183,654	$147,241	$151,832

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

Asset Flows by Asset Class – the following table summarizes our asset flows by asset class for the periods indicated:

(in millions)	U.S. Mid Cap Equity	U.S. Small Cap Equity	Fixed Income	U.S. Large Cap Equity	Global / Non-U.S. Equity	Solutions	Alternative Investments	Total Long-term	Money Market / Short-term	Total
Year Ended December 31, 2023
Beginning AUM	$27,892	$15,103	$26,353	$10,973	$14,160	$51,507	$3,663	$149,649	$3,302	$152,952
Gross client cash inflows	5,090	2,741	4,024	284	2,581	6,937	1,593	23,251	853	24,104
Gross client cash outflows	(5,536)	(3,859)	(6,129)	(1,286)	(2,304)	(8,310)	(2,002)	(29,426)	(1,245)	(30,671)
Net client cash flows	(446)	(1,117)	(2,105)	(1,002)	276	(1,373)	(409)	(6,176)	(391)	(6,567)
Market appreciation / (depreciation)	3,153	1,978	1,595	2,809	2,431	9,494	270	21,729	149	21,878
Realizations and distributions	—	—	—	—	—	—	(100)	(100)	—	(100)
Acquired & divested assets / Net transfers(2)	5	(4)	(1,487)	(145)	(96)	(43)	7	(1,763)	211	(1,552)
Ending AUM	$30,604	$15,959	$24,355	$12,635	$16,772	$59,585	$3,431	$163,340	$3,271	$166,611
Year Ended December 31, 2022
Beginning AUM	$30,578	$20,094	$35,154	$15,766	$16,050	$60,364	$2,548	$180,554	$3,100	$183,654
Gross client cash inflows	6,859	3,162	5,524	406	4,149	8,169	5,045	33,313	621	33,934
Gross client cash outflows	(6,919)	(5,214)	(9,545)	(1,498)	(3,111)	(6,247)	(3,324)	(35,858)	(807)	(36,666)
Net client cash flows	(60)	(2,053)	(4,020)	(1,093)	1,038	1,921	1,721	(2,545)	(187)	(2,732)
Market appreciation / (depreciation)	(2,641)	(2,965)	(3,345)	(3,328)	(3,153)	(10,887)	(215)	(26,533)	39	(26,495)
Realizations and distributions	—	—	—	—	—	—	(376)	(376)	—	(376)
Acquired & divested assets / Net transfers	14	27	(1,436)	(372)	226	107	(16)	(1,450)	350	(1,100)
Ending AUM	$27,892	$15,103	$26,353	$10,973	$14,160	$51,507	$3,663	$149,649	$3,302	$152,952
Year Ended December 31, 2021(1)
Beginning AUM	$26,230	$18,368	$36,639	$14,230	$14,141	$33,676	$422	$143,706	$3,534	$147,241
Gross client cash inflows	5,935	4,562	6,756	364	2,822	6,217	1,213	27,869	386	28,254
Gross client cash outflows	(7,742)	(5,644)	(9,000)	(1,565)	(2,362)	(5,305)	(201)	(31,820)	(914)	(32,734)
Net client cash flows	(1,807)	(1,082)	(2,244)	(1,202)	460	912	1,012	(3,952)	(528)	(4,480)
Market appreciation / (depreciation)	6,169	2,685	649	2,766	1,662	6,611	30	20,573	10	20,583
Realizations and distributions	—	—	—	—	—	—	—	—	—	—
Acquired & divested assets / Net transfers	(14)	122	110	(28)	(214)	19,165	1,084	20,226	84	20,310
Ending AUM	$30,578	$20,094	$35,154	$15,766	$16,050	$60,364	$2,548	$180,554	$3,100	$183,654

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
(2)
Reflects the divested assets associated with the INCORE transaction.

AUM by Distribution Channel – the following table presents our AUM by distribution channel as of the dates indicated:

	As of December 31,
	2023		2022		2021
(in millions)	Amount	% of total	Amount	% of total	Amount	% of total
Direct	$57,840	35%	$52,551	34%	$68,817	37%
Institutional	46,155	28%	44,510	29%	49,697	27%
Retail	62,616	37%	55,891	37%	65,140	36%
Total AUM(1)	$166,611	100%	$152,952	100%	$183,654	100%

(1)
The allocation of AUM by distribution channel involves the use of estimates and the exercise of judgment.

Assets Flows by Vehicle – the following table summarizes our asset flows by vehicle for the periods indicated:

			Separate Accounts
			and Other
(in millions)	Mutual Funds(1)	ETFs(2)	Vehicles(3)	Total
Year Ended December 31, 2023
Beginning AUM	$99,447	$5,627	$47,877	$152,952
Gross client cash inflows	15,594	969	7,542	24,104
Gross client cash outflows	(21,276)	(1,567)	(7,828)	(30,671)
Net client cash flows	(5,682)	(599)	(286)	(6,567)
Market appreciation / (depreciation)	15,114	(56)	6,820	21,878
Realization and distributions	—	—	(100)	(100)
Acquired & divested assets / Net transfers(5)	(77)	(3)	(1,471)	(1,552)
Ending AUM	$108,802	$4,970	$52,840	$166,611
Year Ended December 31, 2022
Beginning AUM	$124,142	$4,871	$54,641	$183,654
Gross client cash inflows	21,198	2,043	10,692	33,934
Gross client cash outflows	(27,703)	(572)	(8,391)	(36,666)
Net client cash flows	(6,505)	1,472	2,302	(2,732)
Market appreciation / (depreciation)	(17,092)	(724)	(8,679)	(26,495)
Realization and distributions	—	—	(376)	(376)
Acquired & divested assets / Net transfers	(1,098)	9	(11)	(1,100)
Ending AUM	$99,447	$5,627	$47,877	$152,952
Year Ended December 31, 2021
Beginning AUM	$112,998	$3,976	$30,267	$147,241
Gross client cash inflows	19,070	849	8,335	28,254
Gross client cash outflows	(23,345)	(375)	(9,014)	(32,734)
Net client cash flows	(4,275)	474	(678)	(4,480)
Market appreciation / (depreciation)	15,638	828	4,117	20,583
Realization and distributions	—	—	—	—
Acquired & divested assets / Net transfers (4)	(219)	(407)	20,936	20,310
Ending AUM	$124,142	$4,871	$54,641	$183,654

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
(5)
Reflects divested assets associated with the INCORE transaction.

December 31, 2023 AUM – Our total AUM at December 31, 2023 increased by $13.6 billion, or 8.9%, to $166.6 billion from $153.0 billion at December 31, 2022, primarily driven by positive market movement of $21.9 billion, partially offset by net outflows of $6.6 billion.

Net outflows were driven by $2.1 billion in fixed income strategies, $1.4 billion in our Solutions Platform, $1.1 billion in our U.S. small cap equity strategies, $1.0 billion in our U.S. large cap equity strategies, $0.4 billion in our U.S. mid cap equity strategies, $0.4 billion in our alternative investment strategies and $0.4 billion in money market and short-term strategies, partially offset by $0.3 billion in net inflows into our global/non-U.S. equity strategies.

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

The net outflows were driven by $2.2 billion in fixed income strategies, $1.8 billion our U.S. mid cap equity strategies, $1.2 billion in our U.S. large cap equity strategies, $1.1 billion in our U.S. small cap equity strategies and $0.5 billion in money market and short-term strategies, partially offset by $1.0 billion in net inflows into our alternative investment strategies, $0.9 billion into our Solutions Platform and $0.5 billion into our global/non-U.S. equity strategies.

GAAP Results of Operations

Our GAAP revenues principally consist of: (i) investment management fees, which are based on our overall weighted average fee rate charged to our clients and our level of AUM and (ii) fund administration and distribution fees, which are asset‑based fees earned from open‑end mutual funds for administration and distribution services. Fund administration and fund distribution fees also include fund transfer agent fees, which are based on a contractual rate applied to average AUM or the number of accounts in these funds.

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

Fund transfer agent fees are earned for providing mutual fund shareholder services. Transfer agent fees fluctuate based on the level of average AUM and the number of accounts in the Victory Funds III.

The Company has contractual arrangements with a third party to provide certain sub-transfer agent services. We are the primary obligor under the transfer agency contracts with the Victory Funds III and have the ability to select the service provider and establish pricing. As a result, fund transfer agent fees and sub-transfer agent expenses are recorded on a gross basis.

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

Broker‑dealer distribution fees are paid by VCS as the broker‑dealer for the Victory Funds to third‑party distributors. The Victory Funds pay VCS for distribution services and VCS, in turn, pays third‑party distributors.

Platform distribution fees are paid by VCM as the investment adviser to the Victory Funds. Platform distribution fees are paid to financial advisors, retirement plan providers and intermediaries for servicing and administering accounts invested in shares of the Victory Funds. Distribution fees typically vary based on the level of AUM and the composition of those assets across share classes.

Sub‑administration, sub-transfer agent, sub‑advisory and middle‑office expenses consist of fees paid to our sub‑administrators of the Victory Funds and VictoryShares, fees paid to our sub-transfer agent for the Victory Funds III, fees paid to sub‑advisers on certain Victory Funds and fees paid to vendors to which we outsource middle‑office functions.

•
VCM acts as the administrator to the Victory Funds and VictoryShares. VCM has hired a sub‑administrator, the fees for which are captured in sub‑administration expense. As administrator, VCM supervises the operations of the Victory Funds and VictoryShares, including the services provided by the sub‑administrators. The sub‑administrators are paid through a contractual arrangement based on a percentage of the average fund AUM.
•
VCTA acts as the transfer agent to the Victory Funds III. VCTA has hired a sub-transfer agent, the fees for which are captured in sub-administration expense. As transfer agent, VCTA oversees the services provided by the sub-transfer agent. The sub-transfer agent is paid through a contractual arrangement based on a percentage of average fund AUM.
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

Restructuring and Integration Costs – Restructuring and integration costs include costs incurred in connection with business combinations, including the change in the fair value of contingent acquisition payments, asset purchases and changes in business strategy. These include severance expenses related to one‑time benefit arrangements, contract termination and other costs to integrate investment platforms, products and personnel into existing systems, processes and service provider arrangements and restructuring the business to capture operating expense synergies.

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

The following table presents our GAAP results of operations for the years ended December 31, 2023, 2022 and 2021 (in thousands except per share data).

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2023	2022	2021
Revenue
Investment management fees	$640,876	$664,710	$674,539
Fund administration and distribution fees	180,152	190,090	215,726
Total revenue	821,028	854,800	890,265

Expenses
Personnel compensation and benefits	220,992	238,198	234,833
Distribution and other asset-based expenses	149,596	161,105	176,385
General and administrative	56,287	52,373	53,722
Depreciation and amortization	41,647	43,201	18,840
Change in value of consideration payable for acquisition of business	23,236	(40,600)	13,800
Acquisition-related costs	217	534	16,262
Restructuring and integration costs	595	881	2,578
Total operating expenses	492,570	455,692	516,420
Income from operations	328,458	399,108	373,845

Other income (expense)
Interest income and other income (expense)	8,732	(2,463)	6,045
Interest expense and other financing costs	(61,282)	(43,964)	(24,652)
Loss on debt extinguishment	—	(2,648)	(4,596)
Total other income (expense), net	(52,550)	(49,075)	(23,203)

Income before income taxes	275,908	350,033	350,642

Income tax expense	(62,751)	(74,522)	(72,253)

Net income	$213,157	$275,511	$278,389

Earnings per share of common stock
Basic	$3.22	$4.02	$4.10
Diluted	$3.12	$3.81	$3.75

Weighted average number of shares outstanding
Basic	66,202	68,481	67,976
Diluted	68,214	72,266	74,151

Dividends declared per share of common stock	$1.28	$1.00	$0.53

Investment Management Fees

2023 compared to 2022 – Investment management fees decreased $23.8 million, or 3.6%, to $640.9 million in 2023 from $664.7 million in 2022 due to decrease in average AUM. Average AUM was $158.3 billion in 2023 compared to $164.0 billion in 2022.

2022 compared to 2021 – Investment management fees decreased $9.8 million, or 1.5%, to $664.7 million in 2022 from $674.5 million in 2021 due to decrease in revenue realization due to a shift in asset class and product mix, partially offset by an increase in average AUM. Average AUM was $164.0 billion in 2022 compared to $158.6 billion in 2021.

Fund Administration and Distribution Fees

2023 compared to 2022 – Fund administration and distribution fees decreased $9.9 million, or 5.2%, to $180.2 million in 2023 compared to $190.1 million in 2022. The decrease is due primarily to lower mutual fund average net assets.

2022 compared to 2021 – Fund administration and distribution fees decreased $25.6 million, or 11.9%, to $190.1 million in 2022 compared to $215.7 million in 2021. The decrease is due primarily to lower mutual fund average net assets.

Personnel Compensation and Benefits

The following table presents the components of GAAP compensation expense for the year ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Salaries, payroll related taxes and employee benefits	$90,884	$87,819	$87,101
Incentive compensation	87,081	94,511	108,952
Sales-based compensation(1)	20,945	27,589	19,249
Equity awards granted to employees and directors(2)	16,548	17,816	17,625
Acquisition and transaction-related compensation	5,534	10,463	1,906
Total personnel compensation and benefits expense	$220,992	$238,198	$234,833

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

2023 compared to 2022 – Personnel compensation and benefits were $221.0 million in 2023, a decrease of $17.2 million, or 7.2%, from $238.2 million in 2022 primarily due to a decrease in variable costs such as sales-based and incentive compensation as a result of a decline in operating results. Also contributing was a decrease in acquisition and transaction-related compensation. Salaries, payroll related taxes and employee benefits were $90.9 million and $87.8 million, respectively, for the years ended December 31, 2023 and 2022. Incentive compensation and equity awards granted to employees and directors were $87.1 million and $16.5 million, respectively, for the year ended December 31, 2023, compared to $94.5 million and $17.8 million, respectively, for the same period in 2022. Sales-based compensation was $20.9 million and $27.6 million for the years ended December 31, 2023 and 2022, respectively.

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

Distribution and Other Asset‑based Expenses

The following table presents the components of distribution and other asset‑based expenses for the year ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Broker-dealer distribution fees	$20,275	$22,703	$26,008
Platform distribution fees	92,509	98,155	108,245
Sub-administration	15,877	16,261	17,129
Sub-advisory	10,576	13,573	14,124
Middle-office	10,359	10,413	10,879
Total distribution and other asset-based expenses	$149,596	$161,105	$176,385

2023 compared to 2022 – Distribution and other asset‑based expenses are primarily based on AUM. Distribution and other asset-based expenses decreased $11.5 million, or 7.1%, to $149.6 million in 2023 compared to $161.1 million in 2022, primarily due to a decrease in average AUM over the comparable period.

2022 compared to 2021 – Distribution and other asset‑based expenses are primarily based on AUM. Distribution and other asset-based expenses decreased $15.3 million, or 8.7%, to $161.1 million in 2022 compared to $176.4 million in 2021, primarily due to a change in vehicle mix and our underlying distribution platforms.

General and Administrative Expenses

2023 compared to 2022 – General and administrative expenses were $56.3 million in 2023 compared to $52.4 million in 2022. The increase of $3.9 million, or 7.5%, was primarily due to an increase in marketing expense as well as a one-time expense associated with the unwinding of the Company's floating-to-fixed interest rate swap transaction (“Swap”). Refer to Note 12, Derivatives, for further details on the Swap.

2022 compared to 2021 – General and administrative expenses were $52.4 million in 2022 compared to $53.7 million in 2021. The decrease of $1.3 million, or 2.5%, was primarily due to decreases in technology and professional fees.

Depreciation and Amortization

2023 compared to 2022 – Depreciation and amortization decreased by $1.6 million, or 3.6%, to $41.6 million in 2023, from $43.2 million in 2022, primarily due to a decrease in amortization expense related to definite-lived intangible assets in connection with the USAA AMCO acquisition partially offset by the write down of a trade name asset primarily as a result of a change in the estimated useful life.

2022 compared to 2021 – Depreciation and amortization increased by $24.4 million, 129.3%, to $43.2 million in 2022, from $18.8 million in 2021, primarily due to the increase in amortization expense related to definite lived intangible assets in connection with the WestEnd and NEC acquisitions in the fourth quarter of 2021.

Change in Value of Consideration Payable for Acquisition of Business

2023 compared to 2022 - The change in value of consideration payable for acquisition of business increased $63.8 million as a result of increases of $8.7 million and $14.5 million in the fair value of the contingent consideration associated with the USAA AMCO and WestEnd Acquisitions, respectively, for the year ended December 31, 2023 compared to decreases of $3.6 million and $37.0 million in the fair value of the contingent consideration associated with the USAA AMCO and WestEnd Acquisitions, respectively, for the year ended December 31, 2022. Refer to Note 4, Acquisitions, for further details on the fair value of contingent consideration payable.

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

Acquisition‑Related Costs

2023 compared to 2022 – Acquisition-related costs decreased $0.3 million to $0.2 million for the year ended December 31, 2023 compared to $0.5 million in the prior year. The expense for the years ended December 31, 2023 and 2022 was primarily due to legal and professional fees.

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

Restructuring and Integration Costs

2023 compared to 2022 – Restructuring and integration costs decreased $0.3 million to $0.6 million for the year ended December 31, 2023 compared to $0.9 million in the prior year. The expense for the years ended December 31, 2023 and 2022 was primarily due to personnel restructuring.

2022 compared to 2021 – Restructuring and integration costs decreased $1.7 million to $0.9 million for the year ended December 31, 2022 compared to $2.6 million in the prior year. The decrease is due to personnel restructuring within the direct to investor business.

Interest Income and Other Income (Expense)

2023 compared to 2022 – Interest income and other income (expense) was income of $8.7 million in 2023 compared to expense of $2.5 million in 2022. The increase was due to an increase in dividend income and an increase in the net unrealized fair value of deferred compensation plan investments in 2023 compared to a decrease in the net unrealized fair value of deferred compensation plan investments in 2022.

2022 compared to 2021 – Interest income and other income (expense) was expense of $2.5 million in 2022 compared to income of $6.0 million in 2021. The decrease was due to a decrease in the net unrealized fair value of deferred compensation plan investments in 2022 compared to an increase in dividend income and unrealized gains on deferred compensation plan investments in 2021.

Interest Expense and Other Financing Costs

2023 compared to 2022 – Interest expense and other financing costs increased $17.3 million to $61.3 million in 2023 from $44.0 million in 2022 as a result of a of a higher average interest rate over the comparable period.

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

Loss on Debt Extinguishment

2023 compared to 2022 – The Company had no losses on debt extinguishment for the year ended December 31, 2023. For the year ended December 31, 2022, the Company had $2.6 million in losses on debt extinguishment due to repayments of term loan principal.

2022 compared to 2021 – Loss on debt extinguishment decreased by $1.9 million to $2.6 million in 2022 compared to $4.6 million in the prior year. The decrease is due to expenses incurred in 2021 related to entering into the Second Amendment to the Credit Agreement.

Income Tax Expense

2023 compared to 2022 – Our effective tax rate increased 1.4% from 21.3% in 2022 to 22.7% in 2023. The change in the effective tax rate was primarily due to lower excess tax benefits on share-based compensation. Refer to Note 10, Income Taxes, to the audited financial statements for further details on income taxes.

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

The following table sets forth a reconciliation from GAAP financial measures to non‑GAAP measures for the periods indicated:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Reconciliation of non-GAAP financial measures:
Net income (GAAP)	$213,157	$275,511	$278,389
Income tax expense	(62,751)	(74,522)	(72,253)
Income before income taxes	$275,908	$350,033	$350,642
Interest expense(1)	57,820	41,024	24,285
Depreciation(2)	8,842	8,045	6,209
Other business taxes(3)	1,707	2,118	1,657
Amortization of acquisition-related intangible assets(4)	32,805	35,160	12,631
Share-based compensation(5)	6,496	10,143	13,110
Acquisition, restructuring and exit costs(6)	28,982	(28,722)	34,546
Debt issuance costs(7)	5,394	5,620	5,589
Losses from equity method investments(8)	—	825	331
Adjusted EBITDA	$417,954	$424,246	$449,000

	Year Ended December 31,
(in thousands)	2023	2022	2021
Reconciliation of non-GAAP financial measures:
Net income (GAAP)	$213,157	$275,511	$278,389
Adjustments to reflect the operating performance of the Company:
i. Other business taxes(3)	1,707	2,118	1,657
ii. Amortization of acquisition-related intangible assets(4)	32,805	35,160	12,631
iii. Share-based compensation(5)	6,496	10,143	13,110
iv. Acquisition, restructuring and exit costs(6)	28,982	(28,722)	34,546
v. Debt issuance costs(7)	5,394	5,620	5,589
Tax effect of above adjustments(9)	(18,847)	(6,080)	(16,883)
Adjusted Net Income	$269,694	$293,750	$329,039
Tax benefit of goodwill and acquired intangibles(10)	$38,252	$37,490	$28,012

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
(7)
Adding back debt issuance and Swap unwind cost expense.
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

The following table presents the components of acquisition, restructuring and exit costs for the periods indicated:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Acquisition-related costs	$217	$534	$16,262
Change in value of consideration payable for acquisition of business	23,236	(40,600)	13,800
Restructuring and integration costs	595	881	2,578
Personnel compensation and benefits	5,534	10,463	1,906
Interest income and other (income) expense	(600)	—	—
Total acquisition, restructuring and exit costs	$28,982	$(28,722)	$34,546

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

The following table presents our liquidity position as of December 31, 2023 and 2022:

	December 31,	December 31,
(in thousands)	2023	2022
Cash and cash equivalents(1)	$123,547	$38,171
Accounts and other receivables(2)	87,570	84,473
Undrawn commitment on revolving credit facility(3)	100,000	100,000
Accounts and other payables(4)	(111,933)	(109,320)

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
(3)
The balance at December 31, 2023 and 2022 represents the Company’s undrawn $99.9 million revolving credit facility and a $0.1 million standby letter of credit used as collateral for THB’s real estate location.
(4)
Accounts and other payables consist primarily of various payables related to operations, transaction costs and interest payable on the term loan, as well as accrued compensation and benefits.

Excludes $78.3 million and $28.0 million at December 31, 2023 and 2022, respectively, related to the estimated fair value of the contingent consideration that is expected to be paid over the next twelve month period resulting from the USAA AMCO and WestEnd Acquisitions.

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

As of December 31, 2023, there were no outstanding borrowings under the revolving credit facility and the Company was in compliance with its financial performance covenant.

First Amendment

Amounts outstanding under the 2019 Credit Agreement originally accrued interest at an annual rate equal to, at the option of the Company, either LIBOR (adjusted for reserves) plus a margin of 3.25% or an alternate base rate plus a margin of 2.25%.

On January 17, 2020, the Company entered into the First Amendment (the “First Amendment”) to the 2019 Credit Agreement with the other loan parties thereto, Barclays Bank PLC, as administrative agent, and the Royal Bank of Canada as fronting bank.

Pursuant to the First Amendment, the Company refinanced the 2019 Term Loans with replacement term loans in an aggregate principal amount of $952.0 million (the “2020 Term Loans”). The 2020 Term Loans provided for substantially the same terms as the 2019 Term Loans, including the same maturity date of July 1, 2026, except that the 2020 Term Loans reduced the applicable margin on LIBOR by 75 basis points, resulting in an applicable margin on LIBOR under the 2020 Term Loans of 2.50%.

Second Amendment

On February 18, 2021, the Company entered into the Second Amendment (the “Second Amendment”) to the 2019 Credit Agreement with the other loan parties thereto, Barclays Bank PLC, as administrative agent, and the Royal Bank of Canada as fronting bank. Pursuant to the Second Amendment, the Company repriced the 2020 Term Loans with replacement term loans in an aggregate principal amount of $755.7 million (the “Repriced Term Loans”). The Repriced Term Loans provided for substantially the same terms as the 2020 Term Loans, including the same maturity date of July 2026, except that the Repriced Term Loans reduced the applicable margin on LIBOR by 25 basis points, resulting in an applicable margin on LIBOR under the Repriced Term Loans of 2.25%.

The Company incurred costs of $0.4 million related to the Second Amendment, which were recorded in general and administrative expense in the Consolidated Statements of Operations.

Third Amendment

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

Fourth Amendment

On September 23, 2022, the Company entered into the Fourth Amendment (the “Fourth Amendment”) to the 2019 Credit Agreement to change the interest rate on its debt from LIBOR to a rate based on the secured overnight financing rate (“SOFR”) plus a ten-basis point credit spread adjustment. There was no change to the applicable margin on the referenced rate from the Fourth Amendment.

The LIBOR rate loans outstanding as of the Fourth Amendment’s effective date continued as LIBOR rate loans until the end of their then current interest periods. The 2021 Incremental Term Loans converted into Term SOFR loans on September 30, 2022, while the Repriced Term Loans converted into Term SOFR loans on October 6, 2022. Also on October 6, 2022, the interest periods for the Repriced Term Loans and 2021 Incremental Term Loans were aligned and the three-month Term SOFR rate was elected for all the Company’s term loans. The Company has continued to elect the three-month Term SOFR rate for all of the term loans outstanding under the 2019 Credit Agreement since executing the Fourth Amendment.

2020 Swap Transaction

On March 27, 2020, the Company executed the Swap to effectively fix the interest rate at 3.465% on $450 million of its outstanding Term Loan through the Term Loan maturity date of July 2026. Pursuant to the Second Amendment, the Company lowered the spread on the Term Loan by 0.25% resulting in a new fixed rate of 3.215% on the $450 million of Term Loan subject to the Swap.

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

On October 30, 2023, the Company monetized the gain on the Swap and entered into an agreement to terminate the Swap ("Swap Termination Agreement"). The Swap Termination Agreement was effective on October 30, 2023. Under the Swap Termination Agreement, the Swap counterparty agreed to pay the Company $43.4 million in cash, which was comprised of the $45.8 million value of the Swap on the termination date inclusive of $1.4 million of interest receivable less $2.4 million in swap unwind costs.

As a result of the Swap Termination Agreement, the Company recorded a $44.4 million deferred gain in AOCI, before tax, replacing the $44.4 million fair value of the Swap in AOCI, before tax. The deferred gain on the Swap monetization is being amortized on a straight-line basis through July 1, 2026 and is included in interest expense and other financing costs on the Consolidated Statements of Operations. For the year ended December 31, 2023, the Company recorded $2.8 million in amortization of deferred gain on Swap monetization. As of December 31, 2023, the unamortized deferred gain on Swap monetization was $41.6 million, before tax. The Swap unwind costs of $2.4 million were recorded in general and administrative costs on the Consolidated Statement of Operations for the year ended December 31, 2023.

Due to the termination of the Swap, there was no amount receivable from the Swap counterparty at December 31, 2023. The amount receivable at December 31, 2022 of $3.0 million is recorded in other assets on the Consolidated Balance Sheets. Refer to Note 12, Derivatives, for further information on the Swap.

Contingent Consideration

At December 31, 2023, the Company had $217.2 million in contingent consideration that is estimated to be payable over the next one to four years resulting from the WestEnd Acquisition. At December 31, 2022, the Company had $230.4 million in contingent consideration that was estimated to be payable from the USAA AMCO and WestEnd Acquisitions. For the years ended December 31, 2023 and 2022, the Company recorded an increase of $8.7 million and a decrease of $3.6 million, respectively, in contingent payment liabilities associated with the USAA AMCO Acquisition. For the years ended December 31, 2023 and 2022, the Company recorded an increase of $14.5 million and a decrease of $37.0 million, respectively in contingent payment liabilities associated WestEnd Acquisition, which is included in consideration payable for acquisition of business in the Consolidated Balance Sheets.

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

Capital Requirements

VCS is a registered broker‑dealer subject to the Uniform Net Capital requirements under the Exchange Act, which requires maintenance of certain minimum net capital levels. In addition, we have certain non‑U.S. subsidiaries that have minimum capital requirements. As a result, such subsidiaries of our Company may be restricted in their ability to transfer cash to their parents. VCS and our non‑U.S. subsidiaries were in compliance with these requirements as of and for the years ended December 31, 2023, 2022 and 2021.

Cash Flows – The following table is derived from our Consolidated Statements of Cash Flows for the year ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,
(in thousands)	2023	2022	2021
Net cash provided by operating activities	$330,291	$335,211	$376,196
Net cash used in investing activities	(7,841)	(6,317)	(556,588)
Net cash (used in) provided by financing activities	(237,132)	(360,186)	227,217

Operating Activities

2023 compared to 2022 – Cash provided by operating activities was $330.3 million in 2023, compared to $335.2 million in 2022. The $4.9 million decrease in cash provided by operating activities was due to a $62.4 million decrease in net income partially offset by the combination of a $19.2 million increase in working capital and a $38.3 million increase in non-cash items.

2022 compared to 2021 – Cash provided by operating activities was $335.2 million in 2022, compared to $376.2 million in 2021. The $41.0 million decrease in cash provided by operating activities was due to the combination of a $24.0 million decrease in working capital and a $14.2 million decrease in non-cash items.

Investing Activities

2022 compared to 2021 – Cash used in investing activities increased by $1.5 million to $7.8 million in 2023, from $6.3 million in 2022. The increase was primarily due to a $2.3 million increase in net trading activity.

2022 compared to 2021 – Cash used in investing activities decreased by $550.3 million to $6.3 million in 2022, from $556.6 million in 2021. The decrease was primarily due to $539.3 million paid in cash in the fourth quarter of 2021 related to the November 1, 2021 and December 31, 2021 closings of the NEC and WestEnd acquisitions, respectively.

Financing Activities

2023 compared to 2022 – Cash used in financing activities decreased $123.1 million to $237.1 million in 2023 from $360.2 million in 2022. The decrease was primarily due to no term loan prepayments in 2023 partially offset by increases in repurchases of Common Stock and payment of dividends. Cash used in repurchases of our Common Stock, payment of dividends and payment of taxes related to settlement of equity awards totaled $139.3 million, $85.4 million, and $18.7 million, respectively, during 2023.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in accordance with GAAP is based on the selection and application of accounting policies that require us to make significant estimates and assumptions that in certain circumstances affect amounts reported in the audited consolidated financial statements. In preparing these financial statements, our estimates and judgements are based on historical experience, information from third-party valuation professionals and various other assumptions, giving due consideration to materiality. We consider the accounting policy discussed below to be critical to the understanding of our consolidated financial statements. Actual results could differ from our estimates and assumptions, and any such difference could be material to our consolidated financial statements. This significant accounting policy is described more fully in Note 2, Accounting Policies, to the audited consolidated financial statements.

Contingent Consideration Payable for Acquisition of Business – We recognize and measure contingent consideration liabilities at fair value as of the acquisition date using an option pricing model and Monte Carlo simulation. These valuations require significant estimates and judgments related to the net revenue 5 year average annual growth rate, market price of risk adjustment for revenue (continuous), revenue volatility and discount rate. The fair value of contingent consideration liabilities is remeasured at each reporting period, generally using the same methodology used to determine the acquisition date fair value. We typically utilize an independent valuation expert to assist with these valuations. Any change in the fair value estimate subsequent to the acquisition date is recorded in the earnings of that period.

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

The value of our AUM was approximately $167 billion at December 31, 2023. A 10% increase or decrease in the value of our AUM, if proportionately distributed over all of our strategies, products and client relationships, would cause an annualized increase or decrease in our revenues of approximately $86.8 million at our weighted-average fee rate of 52 basis points for the year ended December 31, 2023. Because of declining fee rates from larger relationships and differences in our fee rates across investment strategies, a change in the composition of our AUM, in particular, an increase in the proportion of our total AUM attributable to strategies, clients or relationships with lower effective fee rates, could have a material negative impact on our overall weighted-average fee rate. The same 10% increase or decrease in the value of our total AUM, if attributed entirely to a proportionate increase or decrease in the AUM of the Victory Funds, to which we provide a range of services in addition to those provided to institutional separate accounts, would cause an annualized increase or decrease in our revenues of approximately $101.9 million at the Victory Funds’ aggregate weighted-average fee rate of 61 basis points for the year ended December 31, 2023. If the same 10% increase or decrease in the value of our total AUM was attributable entirely to a proportionate increase or decrease in the assets of our institutional separate accounts, it would cause an annualized increase or decrease in our revenues of approximately $55.1 million at the weighted-average fee rate across all of our institutional separate accounts of 33 basis points for the year ended December 31, 2023.

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

We have not adopted a corporate-level risk management policy to manage this exchange rate risk. Assuming 10% of our AUM are invested in securities denominated in currencies other than the U.S. dollar and excluding the impact of any hedging arrangement, a 10% increase or decrease in the value of the U.S. dollar would decrease or increase the fair value of our AUM by approximately $1.7 billion, which would cause an annualized increase or decrease in revenues of approximately $8.8 million at our weighted-average fee rate for the business of 52 basis points for the year ended December 31, 2023.

Interest Rate Risk – Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. On March 27, 2020, the Company executed the Swap, a floating-to-fixed interest rate swap transaction, to effectively fix the interest rate at 3.465% on $450 million of its outstanding Term Loan through the Term Loan maturity date of July 2026. On February 18, 2021, pursuant to the Second Amendment, the Company lowered the spread on the Term Loan by 0.25% resulting in a new fixed rate of 3.215% on the $450 million of Term Loan subject to the Swap. On September 26, 2022, the Company and the Swap counterparty executed an amendment to the Swap to update LIBOR conventions to SOFR conventions and to modify the fixed rate for the change from three-month LIBOR to three-month Term SOFR effective on October 6, 2022. On October 30, 2023, the Company monetized the gain on the Swap and entered into an agreement to terminate the Swap, which was effective on October 30, 2023. Refer to Note 12, Derivatives, for further information on the Swap. At December 31, 2023, we were exposed to interest rate risk as a result of the amounts outstanding under the 2019 Credit Agreement, as amended. Refer to Note 11, Debt, for a description of the amounts outstanding as of such date and the applicable interest rate.

Item 8. Financial Information and Supplementary Data.

Victory Capital Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except for shares)

	December 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$123,547	$38,171
Investment management fees receivable	71,888	68,347
Fund administration and distribution fees receivable	14,238	14,379
Other receivables	1,444	1,747
Prepaid expenses	5,785	8,443
Investments in proprietary funds, at fair value	534	466
Deferred compensation plan investments, at fair value	31,274	26,800
Property and equipment, net	19,578	21,146
Goodwill	981,805	981,805
Other intangible assets, net	1,281,832	1,314,637
Other assets	10,691	64,958
Total assets	$2,542,616	$2,540,899

Liabilities and stockholders' equity
Accounts payable and accrued expenses	$56,477	$50,862
Accrued compensation and benefits	55,456	58,458
Consideration payable for acquisition of business	217,200	230,400
Deferred compensation plan liability	31,274	26,800
Deferred tax liability, net	128,714	108,138
Other liabilities	11,225	15,317
Long-term debt, net	989,269	985,514
Total liabilities	1,489,615	1,475,489

Stockholders' equity
Common stock, $0.01 par value per share: 2023 - 600,000,000 shares authorized, 82,404,305 shares issued and 64,254,714 shares outstanding; 2022 - 600,000,000 shares authorized, 80,528,137 shares issued and 67,325,534 shares outstanding	824	805
Additional paid-in capital	728,283	705,466
Treasury stock, at cost: 2023 - 18,149,591 shares; 2022 - 13,202,603 shares	(444,286)	(285,425)
Accumulated other comprehensive income	31,328	35,442
Retained earnings	736,852	609,122
Total stockholders' equity	1,053,001	1,065,410
Total liabilities and stockholders' equity	$2,542,616	$2,540,899

The accompanying notes are an integral part of the consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except for shares)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2023	2022	2021
Revenue
Investment management fees	$640,876	$664,710	$674,539
Fund administration and distribution fees	180,152	190,090	215,726
Total revenue	821,028	854,800	890,265

Expenses
Personnel compensation and benefits	220,992	238,198	234,833
Distribution and other asset-based expenses	149,596	161,105	176,385
General and administrative	56,287	52,373	53,722
Depreciation and amortization	41,647	43,201	18,840
Change in value of consideration payable for acquisition of business	23,236	(40,600)	13,800
Acquisition-related costs	217	534	16,262
Restructuring and integration costs	595	881	2,578
Total operating expenses	492,570	455,692	516,420
Income from operations	328,458	399,108	373,845

Other income (expense)
Interest income and other income (expense)	8,732	(2,463)	6,045
Interest expense and other financing costs	(61,282)	(43,964)	(24,652)
Loss on debt extinguishment	—	(2,648)	(4,596)
Total other income (expense), net	(52,550)	(49,075)	(23,203)

Income before income taxes	275,908	350,033	350,642

Income tax expense	(62,751)	(74,522)	(72,253)

Net income	$213,157	$275,511	$278,389

Earnings per share of common stock
Basic	$3.22	$4.02	$4.10
Diluted	$3.12	$3.81	$3.75

Weighted average number of shares outstanding
Basic	66,202	68,481	67,976
Diluted	68,214	72,266	74,151

Dividends declared per share of common stock	$1.28	$1.00	$0.53

The accompanying notes are an integral part of the consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2023	2022	2021
Net income	$213,157	$275,511	$278,389

Other comprehensive income (loss), net of tax
Net unrealized income (loss) on cash flow hedges	(1,970)	29,719	13,468
Net amortization of deferred gain on terminated cash flow hedges	(2,184)	—	—
Net unrealized income (loss) on foreign currency translation	40	(249)	(36)
Total other comprehensive income (loss), net of tax	(4,114)	29,470	13,432

Comprehensive income	$209,043	$304,981	$291,821

The accompanying notes are an integral part of the consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

(in thousands)

						Accumulated
	Common Stock		Treasury Stock		Additional	Other	Retained
	Common Stock	Class B	Common Stock	Class B	Paid-In Capital	Comprehensive Income (Loss)	Earnings (Deficit)	Total
Balance, December 31, 2020	$194	$548	$(47,844)	$(47,080)	$647,602	$(7,460)	$161,581	$707,541
Issuance of common stock	—	—	—	—	254	—	—	254
Conversion of Class B shares to Common Stock	66	(66)	—	—	—	—	—	—
Repurchase of shares	—	—	(26,150)	—	—	—	—	(26,150)
Shares withheld related to net settlement of equity awards	—	—	(1,721)	(30,405)	—	—	—	(32,126)
Vesting of restricted share grants	—	16	—	—	(16)	—	—	—
Exercise of options	1	13	—	—	8,107	—	—	8,121
Elimination of Class B share class	511	(511)	(77,485)	77,485	—	—	—	—
Other comprehensive income	—	—	—	—	—	13,432	—	13,432
Share-based compensation	—	—	—	—	17,625	—	—	17,625
Dividends paid	—	—	—	—	—	—	(37,159)	(37,159)
Net income	—	—	—	—	—	—	278,389	278,389
Balance, December 31, 2021	772	—	(153,200)	—	673,572	5,972	402,811	929,927
Issuance of common stock	—	—	—	—	266	—	—	266
Repurchase of shares	—	—	(87,256)	—	—	—	—	(87,256)
Shares withheld related to net settlement of equity awards	—	—	(44,969)	—	—	—	—	(44,969)
Vesting of restricted share grants	8	—	—	—	(8)	—	—	—
Exercise of options	25	—	—	—	13,820	—	—	13,845
Other comprehensive income	—	—	—	—	—	29,470	—	29,470
Share-based compensation	—	—	—	—	17,816	—	—	17,816
Dividends paid	—	—	—	—	—	—	(69,200)	(69,200)
Net income	—	—	—	—	—	—	275,511	275,511
Balance, December 31, 2022	805	—	(285,425)	—	705,466	35,442	609,122	1,065,410
Issuance of common stock	—	—	—	—	253	—	—	253
Repurchase of shares	—	—	(134,506)	—	—	—	—	(134,506)
Shares withheld related to net settlement of equity awards	—	—	(24,355)	—	—	—	—	(24,355)
Vesting of restricted share grants	8	—	—	—	(8)	—	—	—
Exercise of options	11	—	—	—	6,024	—	—	6,035
Other comprehensive income (loss)	—	—	—	—	—	(4,114)	—	(4,114)
Share-based compensation	—	—	—	—	16,548	—	—	16,548
Dividends paid	—	—	—	—	—	—	(85,427)	(85,427)
Net income	—	—	—	—	—	—	213,157	213,157
Balance, December 31, 2023	$824	$—	$(444,286)	$—	$728,283	$31,328	$736,852	$1,053,001

The accompanying notes are an integral part of the consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended	Year Ended	Year Ended
	2023	2022	2021
Cash flows from operating activities
Net income	$213,157	$275,511	$278,389
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	21,539	35,654	19,488
Depreciation and amortization	41,647	43,201	18,840
Deferred financing costs, accretion expense and derivative gains/losses	1,454	4,477	3,430
Share-based and deferred compensation	21,543	17,718	26,498
Change in fair value of contingent consideration obligations	23,236	(40,600)	13,800
Unrealized (appreciation) depreciation on investments	(1,868)	4,650	(3,557)
Noncash lease expense	—	212	—
Loss on equity method investment	—	825	331
Loss on debt extinguishment	—	2,648	4,596
Loss on disposal of property and equipment due to restructuring	—	485	—
Changes in operating assets and liabilities:
Investment management fees receivable	(3,541)	12,287	(8,000)
Fund administration and distribution fees receivable	141	2,744	(104)
Other receivables	(266)	4,815	(1,624)
Prepaid expenses	316	(1,789)	(305)
Other assets	47,540	(3,342)	402
Accounts payable and accrued expenses	5,666	(10,229)	19,442
Accrued compensation and benefits	(2,880)	4,428	5,148
Deferred compensation plan liability	(523)	(3,913)	(633)
Other liabilities	(434)	(871)	55
Payment of consideration for acquisition	(36,436)	(13,700)	—
Net cash provided by operating activities	330,291	335,211	376,196

Cash flows from investing activities
Purchases of property and equipment	(5,169)	(5,245)	(12,674)
Purchases of deferred compensation plan investments	(13,805)	(24,082)	(14,375)
Sales of deferred compensation plan investments	11,147	23,714	9,662
Purchases of proprietary funds	(46)	(119)	(176)
Sales of proprietary funds	32	295	215
Acquisition of business, net of cash acquired	—	(880)	(539,240)
Net cash used in investing activities	(7,841)	(6,317)	(556,588)

Cash flows from financing activities
Issuance of common stock	6,288	14,111	8,375
Repurchase of common stock	(139,299)	(101,178)	(31,533)
Payments of taxes related to net share settlement of equity awards	(18,694)	(31,067)	(26,694)
Proceeds from long-term senior debt	—	—	502,475
Payment of debt financing fees	—	—	(8,747)
Repayment and repurchases of long-term senior debt	—	(149,052)	(142,000)
Payment of dividends	(85,427)	(69,200)	(37,159)
Payment of consideration for acquisition	—	(23,800)	(37,500)
Net cash (used in) provided by financing activities	(237,132)	(360,186)	227,217

Effect of changes of foreign exchange rate on cash and cash equivalents	58	(70)	(36)

Net increase (decrease) in cash and cash equivalents	85,376	(31,362)	46,789
Cash and cash equivalents, beginning of period	38,171	69,533	22,744
Cash and cash equivalents, end of period	$123,547	$38,171	$69,533

Supplemental cash flow information
Cash paid for interest	$70,685	$31,981	$18,768
Cash paid for income taxes	38,690	35,725	55,153

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

Victory provides specialized investment strategies to institutions, intermediaries, retirement platforms and individual investors. With 11 autonomous Investment Franchises and a Solutions Platform, the Company offers a wide array of investment products, including actively and passively managed mutual funds, rules-based and active exchange traded funds (“ETFs”), institutional separate accounts, variable insurance products (“VIPs”), alternative investments, private closed end funds, and a 529 Education Savings Plan. The Company’s strategies are also offered through third-party investment products, including mutual funds, third-party ETF model strategies, retail separately managed accounts (“SMAs”) and unified managed accounts (“UMAs”) through wrap account programs, Collective Investment Trusts (“CITs”), and undertakings for the collective investment in transferable securities (“UCITs”).

VCM is a registered investment adviser and provides mutual fund administrative services for the Victory Portfolios, Victory Variable Insurance Funds, the mutual fund series of the Victory Portfolios II and the Victory Portfolios III (collectively, the “Victory Funds”), a family of open-end mutual funds, and the VictoryShares (the Company’s ETF brand). Additionally, VCM employs all of the Company’s United States investment professionals across its Franchises and Solutions, which are not separate legal entities. VCM’s wholly-owned subsidiaries include RS Investment Management (Singapore) Pte. Ltd., RS Investments (UK) Limited, Victory Capital Digital Assets, LLC and NEC Pipeline LLC. RS Investments (Hong Kong) Limited, VCM’s other wholly-owned subsidiary, ceased operations on May 31, 2023.

VCS is registered with the SEC as an introducing broker-dealer and serves as distributor and underwriter for the Victory Funds, which includes the mutual funds of the Victory Portfolios III (the “Victory Funds III”) and a 529 Education Savings Plan. VCS offers brokerage services to individual investors through an open architecture brokerage platform launched in April 2023. VCS is also the placement agent for certain private funds managed by VCM. VCTA is registered with the SEC as a transfer agent for the Victory Funds III.

On November 1, 2021, the Company completed the acquisition of 100% of the equity interests in New Energy Capital Partners (“NEC”). Founded in 2004 and based in Hanover, New Hampshire, NEC is an alternative asset management firm focused on debt and equity investments in clean energy infrastructure projects and companies. AUM acquired in the NEC acquisition totaled $0.8 billion as of November 1, 2021.

On December 31, 2021, the Company completed the acquisition (“WestEnd Acquisition”) of 100% of the equity interests in WestEnd Advisors, LLC (“WestEnd”). Founded in 2004, and headquartered in Charlotte, North Carolina, WestEnd is an ETF strategist advisor that provides financial advisors with a turnkey, core model allocation strategy for either a holistic solution or complementary source of alpha. The firm offers four primary ETF strategies and one large cap core strategy, all in tax efficient Separately Managed Account (SMA) structures. AUM acquired in the WestEnd Acquisition totaled $19.3 billion on December 31, 2021. WestEnd is a wholly-owned subsidiary of Victory Capital Holdings, Inc. and is the Company’s second registered investment adviser.

Changes in Capital Structure

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

On December 31, 2021, the Company entered into the Third Amendment to the 2019 Credit Agreement (the “Third Amendment”) and obtained incremental term loans (the “2021 Incremental Term Loans”) in an aggregate principal amount of $505.0 million and used the proceeds to fund the WestEnd Acquisition and to pay fees and expenses incurred in connection therewith. The 2021 Incremental Term Loans will mature in 2028.

Refer to Note 4, Acquisitions, for further information on the WestEnd, NEC and USAA AMCO acquisitions and Note 11, Debt, for additional information on the Company’s debt structure.

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

The Company’s involvement with non‑consolidated sponsored investment funds that are considered VIEs include providing investment advisory, fund administration, fund compliance, fund transfer agent, fund distribution services and other management services and/or holding a minority interest. As of December 31, 2023 and 2022, the Company's investments in and maximum risk of loss related to unconsolidated sponsored VIE investment funds totaled $31.7 million and $25.3 million, respectively which are included in investments in proprietary funds and deferred compensation plan investments in the Consolidated Balance Sheets. The Company has not provided financial support to these entities outside the ordinary course of business, which includes assuming operating expenses of funds for competitive or contractual reasons through fee waivers and fund expense reimbursements. The Company does not consolidate the sponsored investment funds in which it has an equity investment as it holds a minority interest, does not direct significant activities of these funds and does not have the right to receive benefits nor the obligation to absorb losses that could potentially be significant to these funds.

Upon the completion of the NEC Acquisition on November 1, 2021, VCM became the manager of certain general partner entities associated with the acquired NEC Funds. The Company has no equity investment in these general partner entities, which are non-consolidated VIEs, and has no share of these general partner entities’ income or losses.

The Company owned a 15% equity interest in Alderwood Partners LLP (“Alderwood”) from September 20, 2020 to July 31, 2022, when the Company retired as a member of Alderwood. The Company analyzed its investment in Alderwood under the voting interest model and determined that it did not have a controlling financial interest. The Company accounted for its Alderwood investment using the equity method of accounting. Refer to Note 13, Equity Method Investment, for additional information on Alderwood.

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

These costs include severance‑related expenses related to one‑time benefit arrangements and contract termination costs. A liability for restructuring costs is recognized only after management has developed a formal plan to which it has committed. The costs included in the restructuring liability are those costs that are either incremental or incurred as a direct result of the plan or are the result of a continuing contractual obligation with no continuing economic benefit to the Company and include penalties incurred to cancel the contractual obligation. Severance expense is recorded when management has committed to a plan for a reduction in workforce, the plan has been communicated to employees and it is unlikely that there will be significant changes to the plan.

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

The Company periodically reviews each individual security that is in an unrealized loss position to determine if the impairment is other‑than‑temporary. Factors that are considered in determining whether other‑than‑temporary declines in value have occurred include the severity and duration of the unrealized loss and the Company’s ability and intent to hold the security for a length of time sufficient to allow for recovery of such unrealized losses. Impairment charges are recorded in other income (expense) in the Consolidated Statements of Operations. No impairments were recognized as a result of such review in the years ended December 31, 2023, 2022 and 2021.

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

The Company's investments in proprietary funds and deferred compensation plan investments are valued using quoted market prices available in an active market, which is the net asset value of the funds.

Derivative Financial Instruments

The Company does not purchase or hold any derivative instruments for trading or speculative purposes.

On March 27, 2020, the Company entered into an interest rate swap transaction (the “Swap”) to manage interest rate risk associated with a portion of its floating-rate long-term debt.

On October 30, 2023, the Company monetized the gain on the Swap and entered into an agreement to terminate the Swap effective as of that date.

The designation of a derivative instrument as a hedge and its ability to meet the hedge accounting criteria determine how the Company reflects the change in fair value of the derivative instrument. A derivative qualifies for hedge accounting treatment if, at inception, it meets defined correlation and effectiveness criteria. These criteria require that the anticipated cash flows and/or changes in fair value of the hedging instrument substantially offset those of the position being hedged. The Swap was assessed for effectiveness and continued qualification for hedge accounting on a quarterly basis. Since inception through termination, the Swap was deemed to be highly effective.

The Swap was designated as a cash flow hedge. Accordingly, through the termination date, the Swap was measured at fair value with mark-to-market gains or losses deferred and included in accumulated other comprehensive income (loss) (“AOCI”), net of tax, to the extent the hedge was determined to be effective. Upon termination of the Swap, the market-to market gain of $44.4 million, before tax, was replaced in AOCI by a realized gain of an equal amount. Gains and losses from the Swap are reclassified from AOCI in the same period during the which the hedged transaction affects earnings. Refer to Note 12, Derivatives, for further information.

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

Indefinite‑lived intangible assets include trade names and contracts for fund advisory, distribution and transfer agent services where the Company expects to, and has the ability to, continue to manage these funds indefinitely, the contracts have annual renewal provisions, and there is a high likelihood of continued renewal based on historical experience. Trade names are considered indefinite‑lived intangible assets when they are expected to generate cash flows indefinitely.

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

Investment Management Fees Receivable and Fund Administration and Distribution Fees Receivable

Investment management fees receivable include investment management fees due from the Victory Funds, the VictoryShares and other pooled funds sponsored by Victory and investment management fees due from non-affiliated parties. Fund administration and distribution fees receivable include administration, compliance and distribution fees due from the Victory Funds and the VictoryShares and transfer agent fees due from the Victory Portfolios III and sub-transfer agent fees due from the Victory Funds.

Provision for credit losses on these receivables is made in amounts required to maintain an adequate allowance to cover anticipated losses. All investment management fees receivable and fund administration and distribution fees receivable were determined to be collectible as of December 31, 2023, 2022 and 2021, and accordingly, no reserve for credit losses and no provision for credit losses were recognized as of and for the years ended December 31, 2023, 2022 and 2021.

Other Receivables

Other receivables primarily include income and other taxes receivable and were determined to be collectible as of December 31, 2023 and 2022.

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

Debt Modification

Gains and losses on debt modifications that are considered extinguishments are recognized in current earnings. Debt modifications that are not considered extinguishments are accounted for prospectively through yield adjustments, based on the revised terms. Legal fees and other costs incurred with third parties that are directly related to debt modifications are expensed as incurred and generally are included in general and administrative expense in the Consolidated Statements of Operations. The Company expensed $0.4 million in costs related to debt modifications in 2021 ($0 in 2023 and 2022). The analysis as to whether a modification of debt is an extinguishment or modification is performed on a creditor‑by‑creditor basis. Refer to Note 11, Debt, for further information on debt refinancings and modifications.

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

Foreign Currency Transactions

The financial statements of the Company’s subsidiaries which operate outside of the United States (U.S.) are measured using the local currency as the functional currency. Adjustments to translate those statements into U.S. dollars are recorded in other comprehensive income (loss), which were immaterial in amount as of December 31, 2023, 2022 and 2021.

Transactions denominated in currencies other than the functional currency are recorded using the exchange rate on the date of the transaction. Exchange differences arising on the settlement of financial assets and liabilities are recorded in other income (expense) in the Consolidated Statements of Operations. Foreign exchange gains and losses for the years ended December 31, 2023, 2022 and 2021 were immaterial.

Income Taxes

Income taxes are accounted for using the assets and liability method as required by ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax liabilities are generally attributable to indefinite‑lived intangible assets, goodwill, depreciation, debt issuance costs and mark-to-market gains on the Swap. Deferred tax assets are generally attributable to definite‑lived intangible assets, share-based compensation expense, deferred compensation and acquisition-related costs. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

New Accounting Pronouncements

Accounting Standards Adopted in 2023

•
Expected Credit Losses: In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 creates a new model for determining current expected credit losses (“CECL”) on trade and other receivables, net investments in leases, contract assets and long-term receivables. The CECL impairment model requires companies to consider the risk of loss even if it is remote and to include forecasts of future economic conditions as well as information about past events and current conditions. The effective date for calendar-year public business entities was January 1, 2020. As an emerging growth company, the Company adopted ASU 2016-13 on January 1, 2023, and the adoption did not have a significant impact on the Company's consolidated financial statements.

Recently Issued Accounting Standards

•
Segment Reporting: In November 2023, the FASB issued ASU 2023-07, "Segment Reporting: Improvements to Reportable Segment Disclosures" ("ASU 2023-07"). ASU 2023-07 expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. We are currently evaluating the impact that ASU 2023-07 will have on the Company's consolidated financial statement disclosures.

NOTE 3. Revenue

In accordance with revenue recognition standard requirements, the following table disaggregates our revenue by type and product:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Investment management fees
Mutual funds (Victory Funds)	$440,021	$465,031	$536,902
ETFs (VictoryShares)	20,800	20,603	16,517
Separate accounts and other vehicles	173,433	180,476	125,417
Performance-based fees
Mutual funds (Victory Funds III)	5,460	(812)	(5,839)
Separate accounts and other vehicles	1,162	(588)	1,542
Total investment management fees	640,876	664,710	674,539

Fund administration and distribution fees
Administration fees
Mutual funds (Victory Funds)	100,174	104,764	120,414
ETFs (VictoryShares)	2,881	2,800	1,887
Distribution fees
Mutual funds (Victory Funds)	22,350	24,971	28,939
Transfer agent fees
Mutual funds (Victory Funds III)	54,747	57,555	64,486
Total fund administration and distribution fees	180,152	190,090	215,726

Total revenue	$821,028	$854,800	$890,265

The following table presents balances of receivables:

(in thousands)	December 31, 2023	December 31, 2022
Customer receivables
Mutual funds (Victory Funds)	$55,858	$53,835
ETFs (VictoryShares)	2,079	2,239
Separate accounts and other vehicles	28,189	26,652
Receivables from contracts with customers	86,126	82,726
Non-customer receivables	1,444	1,747
Total receivables	$87,570	$84,473

Investment management fees receivable	$71,888	$68,347
Fund administration and distribution fees receivable	14,238	14,379
Other receivables	1,444	1,747
Total receivables	$87,570	$84,473

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

Performance-based investment management fees, which include fees under performance fee and fulcrum fee arrangements, are included in the transaction price for providing investment management services. Performance-based investment management fees are calculated as a percentage of investment performance on a client’s account versus a specified benchmark or hurdle based on the terms of the contract with the customer. Performance-based investment management fees are variable consideration and are recognized as revenue when and to the extent that it is probable that a significant reversal of the cumulative revenue for the contractual performance period will not occur. Performance-based investment management fees recognized as revenue in the current period may pertain to performance obligations satisfied in prior periods. Fulcrum fee arrangements include a performance fee adjustment that increases or decreases the total investment management fee depending on whether the assets being managed experienced better or worse investment performance than the index specified in the customer’s contract. The performance fee adjustment arrangement with certain equity and fixed income Victory Funds III is calculated monthly based on the investment performance of those funds relative to their specified benchmark indexes over the discrete performance period ending with that month.

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

Fund Compliance Fees

The Company has an agreement to provide compliance design, administration and oversight services for the Victory Funds and the VictoryShares in accordance with Rule 38a-1 under the Investment Company Act. The Company furnishes a VCM employee to serve as the Chief Compliance Officer and provides other compliance personnel and resources reasonably necessary to perform the services under this agreement. The Company earns a fixed annual fee for these compliance services which is recorded in fund administration and distribution fees in the Consolidated Statements of Operations.

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

Included in fund distribution fees are transaction and account-level fees paid by VCS brokerage platform customers for trade execution, cash transfer and other services.

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

NOTE 4. ACQUISITION

USAA AMCO Acquisition

Under the terms of the USAA AMCO Acquisition purchase agreement, a maximum of $150.0 million ($37.5 million per year) in contingent payments was payable to sellers based on the annual revenue of USAA Asset Management Company attributable to all “non-managed money”-related AUM in each of the first four years following the closing. To receive any contingent payment in respect of “non-managed money”-related assets for a given year, annual revenue from “non-managed money”-related assets was required to be at least 80% of the revenue run-rate (as calculated under the Stock Purchase Agreement) of the USAA Asset Management Company's “non-managed money”-related assets under management as of the closing date, and to achieve the maximum contingent payment for a given year, such annual revenue was required to be at least 100% of that closing date revenue run-rate. On October 10, 2023, the Company paid $36.4 million in cash to sellers for the fourth and final earn out period payment, bringing total cumulative contingent payments to $148.9 million.

At December 31, 2022, the estimated fair value of contingent consideration payable to sellers was $27.7 million and was determined using a real options method, where revenue related to “non-managed money” assets was simulated in a risk-neutral framework to calculate expected probability-weighted earn out payments, which were then discounted from the expected payment dates at the relevant cost of debt. Contingent consideration payable to sellers is recorded in consideration payable for acquisition of business in the Consolidated Balance Sheets.

The Company recorded an increases in the liability of $8.7 million and $13.8 million in 2023 and 2021, respectively, and a decrease in the liability of $3.6 million in 2022, in change in value of consideration payable for acquisition of business in the Consolidated Statements of Operations.

The significant inputs to the valuation of contingent consideration payable to sellers as of December 31, 2022 and the acquisition date are as follows and are approximate values:

		July 1, 2019
	December 31, 2022	Acquisition Date
Non-managed money revenue 4 year average annual growth rate	—%	8%
Market price of risk	6%	4%
Revenue volatility	17%	20%
Discount rate	8%	7%
Years remaining in earn out period	0.9	4.3
Undiscounted estimated remaining earn out payments $ millions	$30 - $37.5	$119 - $150

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

The Company determined that substantially all of the contingent payments payable per the NEC purchase agreement represent compensation for post-closing services. Accordingly, these contingent payments were excluded from the purchase price for the NEC Acquisition and a liability for these contingent payments was not recorded on the acquisition date. The Company recognizes compensation expense over the estimated service period on a straight-line basis in an amount equal to the total contingent payments currently forecasted to be paid. The Company recorded $5.6 million, $5.5 million and $2.6 million in NEC contingent payment compensation expense for the years ended December 31, 2023, 2022 and 2021, respectively, which is included in personnel compensation and benefits in the Consolidated Statements of Operations. The corresponding liability is recorded in accrued compensation and benefits in the Consolidated Balance Sheets and totaled $13.7 million and $8.1 million as of December 31, 2023 and 2022, respectively.

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

WestEnd Acquisition

On and effective December 31, 2021, the Company completed the WestEnd Acquisition. Founded in 2004, and headquartered in Charlotte, North Carolina, WestEnd is an ETF strategist advisor that provides financial advisors with a turnkey, core model allocation strategy for either a holistic solution or complementary source of alpha. The firm offers four primary ETF strategies and one large cap core strategy in SMA structures.

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

A total of $2.9 million of the cash paid at closing was placed in escrow. In April 2022, the $0.5 million of escrow funds reserved for purchase price adjustments was released to sellers. The remaining $2.4 million of escrow funds that was available to compensate the Company for eligible claims under the purchase agreement’s indemnification provisions was released to sellers in February 2023.

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

A maximum of $320.0 million ($80.0 million per year) is payable to sellers in contingent payments. The estimated fair value of contingent consideration payable to sellers was $217.2 million and $202.7 million at December 31, 2023 and 2022, respectively.

Significant inputs to the valuation of contingent consideration payable to sellers as of December 31, 2023 and 2022 and the acquisition date are as follows and are approximate values:

			December 31, 2021
	December 31, 2023	December 31, 2022	Acquisition Date
Net revenue 5 year average annual growth rate	22%	28%	38%
Market price of risk adjustment for revenue (continuous)	7%	11%	11%
Revenue volatility	21%	20%	21%
Discount rate	7%	8%	4%
Years remaining in earn out period	3.8	4.8	5.8
Undiscounted estimated remaining earn out payments $ millions	$243 - $320	$247 - $320	$277 - $320

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

The historical consolidated financial information of the Company and WestEnd has been adjusted to give effect to unaudited pro forma events that are directly attributable to the WestEnd Acquisition. These amounts have been calculated after adjusting the results of WestEnd and the Company to reflect additional interest expense, intangible asset amortization, acquisition-related costs, transaction-related compensation costs and income taxes that would have been expensed assuming the WestEnd Acquisition was consummated on January 1, 2020.

Unaudited
Year Ended December 31,
(in thousands, except per share amount)	2021
Revenue	$936,609
Net income	280,980

Earnings per share of common stock
Basic	$4.13
Diluted	$3.79

Weighted average number of shares outstanding
Basic	67,976
Diluted	74,151

Acquisition-related costs

Costs related to acquisitions of businesses and assets are summarized below and include legal and filing fees, advisory services, mutual fund proxy voting costs and other one‑time expenses related to the transactions. Included in USAA AMCO acquisition-related costs in 2021 is a liability for one-time payments for assets not acquired in the transaction.

Costs related to acquisitions were expensed in 2023, 2022 and 2021 and are included in acquisition‑related costs in the Consolidated Statements of Operations.

	Acquisition-related costs
(in thousands)	2023	2022	2021
USAA AMCO	$-	$-	$5,534
NEC	-	112	2,605
WestEnd	47	139	8,102
Other	170	283	21
Total acquisition-related costs	$217	$534	$16,262

Restructuring and Integration Costs

In connection with business combinations, asset purchases and changes in business strategy, the Company incurs costs integrating investment platforms, products and personnel into existing systems, processes and service provider arrangements and restructuring the business to capture operating expense synergies.

The following table presents a rollforward of restructuring and integration liabilities, which as of December 31, 2023, 2022 and 2021 were included in accounts payable and accrued expenses on the Consolidated Balance Sheets.

(in millions)	2023	2022	2021
Liability balance, beginning of period	$0.3	$0.3	$1.0
Severance expense
USAA AMCO Acquisition	—	—	1.4
Other	0.6	0.3	0.4
Contract termination expense	—	0.5	—
Integration costs
USAA AMCO Acquisition	—	—	0.5
Other	—	0.1	0.3
Restructuring and integration costs	0.6	0.9	2.6
Settlement of liabilities	(0.5)	(0.9)	(3.3)
Liability balance, end of period	$0.4	$0.3	$0.3

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

The following table presents assets and liabilities measured at fair value on a recurring basis:

	As of December 31, 2023
(in thousands)	Total	Level 1	Level 2	Level 3
Financial assets
Money market fund	$109,183	$109,183	$—	$—
Investments in proprietary funds	534	534	—	—
Deferred compensation plan investments	31,274	31,274	—	—
Total financial assets	$140,991	$140,991	$—	$—
Financial liabilities
Contingent consideration arrangements	$(217,200)	$—	$—	$(217,200)
Total financial liabilities	$(217,200)	$—	$—	$(217,200)

	As of December 31, 2022
(in thousands)	Total	Level 1	Level 2	Level 3
Financial assets
Money market fund	$24,575	$24,575	$—	$—
Investments in proprietary funds	466	466	—	—
Deferred compensation plan investments	26,800	26,800	—	—
Interest rate swap	46,931	—	46,931	—
Total financial assets	$98,772	$51,841	$46,931	$—
Financial liabilities
Contingent consideration arrangements	$(230,400)	$—	$—	$(230,400)
Total financial liabilities	$(230,400)	$—	$—	$(230,400)

Level 1 assets consist of money market funds and open-end mutual funds. The fair values for these assets are determined utilizing quoted market prices for identical assets.

On October 30, 2023, the Company entered into an agreement to terminate the Swap effective as of that date. As of December 31, 2022, Level 2 assets included amounts receivable under the Swap, which were included in the Consolidated Balance Sheets in other assets. Pricing was determined based on a third party, model-derived valuation in which all significant inputs are observable in active markets. Refer to Note 12, Derivatives, for further detail on the Swap.

Contingent consideration arrangements include the WestEnd earn-out payment liability at December 31, 2023 and the USAA AMCO and WestEnd earn-out payment liabilities at December 31, 2022. Contingent consideration arrangements are included in consideration payable for acquisition of business in the Consolidated Balance Sheets.

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

The following table presents the balance of the contingent consideration arrangement liabilities at December 31, 2023, 2022 and 2021, respectively:

(in thousands)	Contingent Consideration Liabilities
Balance, December 31, 2021	$308,500
USAA AMCO third annual earn-out payment	(37,500)
USAA AMCO change in fair value measurement	(3,600)
WestEnd change in fair value measurement	(37,000)
Balance, December 31, 2022	230,400
USAA AMCO fourth and final annual earn-out payment	(36,436)
USAA AMCO change in fair value measurement	8,736
WestEnd change in fair value measurement	14,500
Balance, December 31, 2023	$217,200

There were no transfers between any of the Level 1, 2 and 3 categories in the fair value measurement hierarchy for the years ended December 31, 2023 and 2022. The Company recognizes transfers at the end of the reporting period.

The net carrying value of accounts receivable and accounts payable approximates fair value due to the short‑term nature of these assets and liabilities. The fair value of our long-term debt as of December 31, 2023 is considered to be its carrying value as the interest rate on the bank debt is variable and approximates current market rates. As a result, Level 2 inputs are utilized to determine the fair value of our long‑term debt.

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
•
Included in receivables (investment management fees) are amounts due from the Victory Funds, the VictoryShares, the Victory Collective Funds, the NEC Funds and other pooled investment vehicles for investment management services.

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
•
Included in revenue (investment management fees) are amounts earned for investment management services provided to the Victory Funds, the VictoryShares, the Victory Collective Funds, the NEC Funds and other pooled investment vehicles.
•
Included in revenue (fund administration and distribution fees) are amounts earned for fund administration and compliance services, transfer agent services and sub-transfer agent services.
•
Realized and unrealized gains and losses and dividend income on investments in the Victory Funds classified as investments in proprietary funds and deferred compensation plan investments and dividend income on investments in the Victory Treasury Money Market Trust are recorded in interest income and other income (expense) in the Consolidated Statements of Operations.
•
Amounts due to the Victory Funds, the VictoryShares and other pooled investment vehicles for waivers of investment management fees and reimbursements of fund operating expenses are included in accounts payable and accrued expenses in the Consolidated Balance Sheets and represent consideration payable to customers.

	As of December 31,
(in thousands)	2023	2022
Related party assets
Cash and cash equivalents	$109,183	$24,575
Receivables (investment management fees)	46,217	44,218
Receivables (fund administration and distribution fees)	14,238	14,379
Prepaid expenses	730	1,097
Investments (investments in proprietary funds, fair value)	534	466
Investments (deferred compensation plan investments, fair value)	31,143	24,852
Total	$202,045	$109,587

Related party liabilities
Accounts payable and accrued expenses (fund reimbursements)	$5,641	$5,838

	Year ended December 31,
(in thousands)	2023	2022	2021
Related party revenue
Investment management fees	$488,132	$510,900	$566,775
Fund administration and distribution fees	180,152	190,090	215,726
Total	$668,284	$700,990	$782,501

Related party expense
General and administrative	$506	$415	$521

Related party other income (expense)
Interest income and other income (expense)	$6,531	$(2,199)	$5,470

NOTE 7. Investments

As of December 31, 2023 and 2022, the Company had investments in proprietary funds and deferred compensation plan investments. Investments in proprietary funds consist entirely of seed capital investments in certain Victory Funds. Deferred compensation plan investments are held under deferred compensation plans and include Victory Funds and third party mutual funds.

Unrealized and realized gains and losses on investments in proprietary funds and deferred compensation plan investments are recorded in earnings as interest income and other income (expense).

Investments in Proprietary Funds

The following table presents a summary of the cost and fair value of investments in proprietary funds:

		Gross Unrealized		Fair
(in thousands)	Cost	Gains	(Losses)	Value
As of December 31, 2023	$569	$55	$(90)	$534
As of December 31, 2022	551	29	(114)	466

The following table presents proceeds from sales of investments in proprietary funds and realized gains and losses recognized during the years ended December 31, 2023, 2022 and 2021:

	Sale	Realized
(in thousands)	Proceeds	Gains	(Losses)
For the year ending December 31, 2023	$32	$4	$—
For the year ending December 31, 2022	295	—	(42)
For the year ending December 31, 2021	215	50	—

Deferred Compensation Plan Investments

The following table presents a summary of the cost and fair value of deferred compensation plan investments:

		Gross Unrealized		Fair
(in thousands)	Cost	Gains	(Losses)	Value
As of December 31, 2023	$30,109	$1,610	$(445)	$31,274
As of December 31, 2022	27,801	529	(1,530)	26,800

The following table presents proceeds from sales of deferred compensation plan investments and realized gains and losses recognized during the years ended December 31, 2023, 2022 and 2021:

	Sale	Realized
	Proceeds	Gains	(Losses)
For the year ending December 31, 2023	$11,147	$89	$(440)
For the year ending December 31, 2022	23,714	2,225	(1,966)
For the year ending December 31, 2021	9,662	1,315	(59)

NOTE 8. Property and Equipment

The following table presents property and equipment as of December 31, 2023 and 2022:

	As of December 31,
(in thousands)	2023	2022
Equipment, purchased software and implementation costs	$40,713	$33,925
Leasehold improvements	4,381	4,380
Furniture and fixtures	3,055	3,036
Total	48,149	41,341
Accumulated depreciation and amortization	(28,571)	(20,195)
Total property and equipment, net	$19,578	$21,146

Depreciation and amortization expense for property and equipment was $8.8 million, $8.0 million and $6.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.

NOTE 9. Goodwill and Other Intangible Assets

The following table presents changes in the goodwill balance for the periods ended December 31, 2023 and 2022:

	As of December 31,
(in thousands)	2023	2022
Balance, beginning of period	$981,805	$981,805
Balance, end of period	$981,805	$981,805

There were no impairments to goodwill recognized during the years ended December 31, 2023, 2022 or 2021.

Identifiable Intangible Assets

The following table presents a summary of indefinite‑lived intangible assets by type:

	Fund Advisory, Transfer
	Agent and Distribution	Trade
(in thousands)	Contracts	Names	Totals
December 31, 2021 balance	$1,113,000	$23,700	$1,136,700
Additions or transfers	—	—	—
December 31, 2022 balance	$1,113,000	$23,700	$1,136,700
Impairment	—	(3,770)	(3,770)
Transfers to definite-lived intangible assets	—	(3,130)	(3,130)
December 31, 2023 balance	$1,113,000	$16,800	$1,129,800

In the third quarter of 2023, the Company recognized a $3.8 million impairment loss on an indefinite-lived trade name asset primarily due to changing the asset’s estimated remaining useful life. The asset was transferred to definite lived intangible assets and the remaining book value of the asset is being amortized on a straight-line basis over a period that is shorter than the asset’s economic life. The impairment loss is recorded in depreciation and amortization in the Consolidated Statements of Operations. There were no impairments to indefinite-lived intangible assets recognized in 2022 and 2021.

The following table presents a summary of definite‑lived intangible assets by type:

		Fund		Intellectual
	Customer	Advisory	Trade	Property/
(in thousands)	Relationships	Contracts	Names	Other	Totals
Gross book value - December 31, 2022	$310,286	$12,068	$42,332	$7,547	$372,233
Accumulated amortization	(143,530)	(8,443)	(34,866)	(7,457)	(194,296)
Net book value - December 31, 2022	$166,756	$3,625	$7,466	$90	$177,937
Weighted average useful life (yrs)	8.4	0.7	0.8	1.2	5.1
Gross book value - December 31, 2023	$310,286	$12,068	$45,462	$7,547	$375,363
Accumulated amortization	(163,309)	(12,068)	(40,446)	(7,508)	(223,331)
Net book value - December 31, 2023	$146,977	$—	$5,016	$39	$152,032
Weighted average useful life (yrs)	7.4	—	3.2	0.5	7.1

Amortization expense for definite‑lived intangible assets for the years ended December 31, 2023, 2022 and 2021 was $29.0 million, $35.2 million and $12.6 million, respectively, and is recorded in depreciation and amortization in the Consolidated Statements of Operations. There were no impairments to definite-lived intangible assets recognized in 2023, 2022 or 2021.

The following table presents estimated amortization expense for definite‑lived intangible assets for each of the five succeeding years and thereafter:

2024	$21,217
2025	21,055
2026	20,707
2027	19,623
2028	17,680
Thereafter	51,750
Total	$152,032

NOTE 10. Income Taxes

The following table presents the provision for income taxes for the years ended December 31, 2023, 2022 and 2021:

(in thousands)	2023	2022	2021
Current tax expense (benefit):
Federal	$32,457	$30,723	$42,845
State	8,554	8,055	9,929
Foreign	201	90	(9)
Total current tax expense	41,212	38,868	52,765
Deferred tax expense (benefit):
Federal	17,951	29,263	15,716
State	3,618	6,654	3,742
Foreign	(30)	(263)	30
Total deferred tax expense	21,539	35,654	19,488
Income tax expense	$62,751	$74,522	$72,253

As of December 31, 2023, 2022 and 2021, the Company had no material liability for unrecognized tax benefits.

The effective tax rate for the years ended December 31, 2023, 2022 and 2021 differs from the United States federal statutory rate primarily as a result of state and local income taxes and excess tax benefits on share-based compensation.

The following table presents the tax rates for the years ended December 31, 2023, 2022 and 2021.

	2023	2022	2021
Federal income tax at U.S. statutory rate	21.0%	21.0%	21.0%
State income tax rate, net of federal tax benefit	3.3%	3.3%	3.2%
Excess tax benefits on share-based compensation	(2.3)%	(3.4)%	(3.4)%
Foreign taxes and other	0.7%	0.4%	(0.2)%
Income tax expense	22.7%	21.3%	20.6%

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax reporting purposes.

In assessing the realization of deferred tax assets, management considers the reversal of deferred tax liabilities as well as projections of future taxable income during the periods in which temporary differences are expected to reverse. Based on the consideration of these facts, the Company believes it is more likely than not that all of its gross deferred tax assets will be realized in the future, and as a result, has not recorded a valuation allowance on these amounts as of December 31, 2023 and 2022.

(in thousands)	2023	2022
Deferred tax assets:
Definite-lived intangibles	$23,516	$22,565
Share-based compensation expense	4,717	6,234
Acquisition-related costs	3,979	4,504
Deferred compensation	9,108	7,276
Restructuring expenses	1,223	1,337
Contingent consideration arrangements	286	337
Unrealized loss on deferred compensation investments	—	240
R&E expenditures	2,940	1,220
Other	300	442
Total deferred tax assets	46,069	44,155
Deferred tax liabilities:
Indefinite-lived intangibles	149,320	127,973
Goodwill	8,944	6,045
Debt issuance costs	2,146	3,026
Depreciation	3,157	3,695
OCI - Swap gain and cumulative translation adjustment	10,685	11,317
Prepaid expenses	241	237
Unrealized gain on deferred compensation investments	290	—
Total deferred tax liabilities	174,783	152,293
Deferred tax liability, net	$(128,714)	$(108,138)

As of December 31, 2023 and 2022, the Company had no material net operating loss carryforwards.

In the normal course of business, the Company is subject to examination by federal and certain state and local tax regulators. As of December 31, 2023, U.S. federal income tax returns for 2020, 2021 and 2022 are open and therefore subject to examination. State and local income tax returns filed are generally subject to examination from 2019 to 2022.

We have analyzed our tax positions for all open years and have concluded that no additional provision for income tax is required in the consolidated financial statements. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

The Organization for Economic Co-operation and Development has released a framework (“Pillar 2”) to introduce a global minimum tax of 15% for companies with global revenues and profits above certain thresholds. Certain aspects of Pillar 2 are effective January 1, 2024 and other aspects are effective January 1, 2025. Although the U.S. has not yet enacted legislation to adopt Pillar 2, certain countries have already adopted, or are in the process of adopting, legislation to implement Pillar 2. The Company continues to analyze Pillar 2 but does not currently expect it to have a material impact on our effective tax rate or on our consolidated balance sheet, statement of operations or statement of cash flows.

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

As of December 31, 2023 and 2022, there were no outstanding borrowings under the revolving credit facility and the Company was in compliance with its financial performance covenant.

First Amendment

Amounts outstanding under the 2019 Credit Agreement originally accrued interest at an annual rate equal to, at the option of the Company, either LIBOR (adjusted for reserves) plus a margin of 3.25% or an alternate base rate plus a margin of 2.25%.

On January 17, 2020, the Company entered into the First Amendment (the “First Amendment”) to the 2019 Credit Agreement with the other loan parties thereto, Barclays Bank PLC, as administrative agent, and the Royal Bank of Canada as fronting bank.

Pursuant to the First Amendment, the Company refinanced the 2019 Term Loans with replacement term loans in an aggregate principal amount of $952.0 million (the “2020 Term Loans”). The 2020 Term Loans provided for substantially the same terms as the 2019 Term Loans, including the same maturity date of July 1, 2026, except that the 2020 Term Loans reduced the applicable margin on LIBOR by 75 basis points, resulting in an applicable margin on LIBOR under the 2020 Term Loans of 2.50%.

Second Amendment

On February 18, 2021, the Company entered into the Second Amendment (the “Second Amendment”) to the 2019 Credit Agreement with the other loan parties thereto, Barclays Bank PLC, as administrative agent, and the Royal Bank of Canada as fronting bank. Pursuant to the Second Amendment, the Company repriced the 2020 Term Loans with replacement term loans in an aggregate principal amount of $755.7 million (the “Repriced Term Loans”). The Repriced Term Loans provided for substantially the same terms as the 2020 Term Loans, including the same maturity date of July 2026, except that the Repriced Term Loans reduced the applicable margin on LIBOR by 25 basis points, resulting in an applicable margin on LIBOR under the Repriced Term Loans of 2.25%.

The Company incurred costs of $0.4 million related to the Second Amendment, which were recorded in general and administrative expense in the Consolidated Statements of Operations.

Third Amendment

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

Fourth Amendment

On September 23, 2022, the Company entered into the Fourth Amendment (the “Fourth Amendment”) to the 2019 Credit Agreement to change the interest rate on its debt from LIBOR to a rate based on the secured overnight financing rate (“SOFR”) plus a ten-basis point credit spread adjustment. There was no change to the applicable margin on the referenced rate from the Fourth Amendment.

The LIBOR rate loans outstanding as of the Fourth Amendment’s effective date continued as LIBOR rate loans until the end of their then current interest periods. The 2021 Incremental Term Loans converted into Term SOFR loans on September 30, 2022, while the Repriced Term Loans converted into Term SOFR loans on October 6, 2022. Also on October 6, 2022, the interest periods for the Repriced Term Loans and 2021 Incremental Term Loans were aligned and the three-month Term SOFR rate was elected for all the Company’s term loans. The Company has continued to elect the three-month Term SOFR rate for all of the term loans outstanding under the 2019 Credit Agreement since executing the Fourth Amendment.

The following table presents the components of long-term debt in the Consolidated Balance Sheets as of December 31, 2023 and 2022.

			Interest Rate		Effective Interest Rate
(in thousands)	2023	2022	2023	2022	2023	2022
Term Loans
Due July 2026	$630,680	$630,680	7.77%	5.96%	8.17%	6.36%
Due December 2028	371,028	371,028	7.77%	5.96%	8.10%	6.29%
Term loan principal outstanding	1,001,708	1,001,708
Unamortized debt issuance costs	(8,753)	(11,299)
Unamortized debt discount	(3,686)	(4,895)
Long-term debt	$989,269	$985,514

Debt issuance costs related to the 2019 Credit Agreement totaled $48.7 million at December 31, 2023 and 2022 and are reflected net of accumulated amortization and loss on debt extinguishment of $40.0 million and $37.4 million, respectively. Debt issuance costs of $3.7 million at December 31, 2023 and 2022 related to the revolving credit facility are included in other assets in the Consolidated Balance Sheets and are reflected net of accumulated amortization and loss on debt extinguishment of $3.5 million and $3.0 million as of December 31, 2023 and 2022, respectively. Debt discount related to the Term Loans totaled $23.3 million at December 31, 2023 and 2022 and is reflected net of accumulated amortization and loss on debt extinguishment of $19.6 million and $18.4 million, respectively.

There were no repayments of outstanding term loans under the 2019 Credit Agreement in 2023.

In 2022, a total of $149.5 million of the outstanding term loans under the 2019 Credit Agreement was repaid or repurchased and retired. The Company recognized a $2.6 million loss on debt extinguishment in 2022 due to the repayments and repurchases of term loan principal, which consisted of the write-off of $2.4 million and $0.7 million of unamortized debt issuance costs and debt discount, respectively, net of a $0.5 million gain on repurchases.

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

The following table presents the components of interest expense and other financing costs on the Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021.

(in thousands)	2023	2022	2021
Interest expense	$75,016	$42,715	$17,250
Amortization of debt issuance costs	3,029	3,207	2,332
Amortization of debt discount	1,210	1,270	1,098
Interest rate swap (income) expense	(15,726)	(3,684)	3,602
Amortization of deferred gain on terminated interest rate swap	(2,785)	—	—
Other	538	456	370
Total	$61,282	$43,964	$24,652

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

The designation of a derivative instrument as a hedge and its ability to meet the hedge accounting criteria determine how the Company reflects the change in fair value of the derivative instrument. A derivative qualifies for hedge accounting treatment if, at inception, it meets defined correlation and effectiveness criteria. These criteria require that the anticipated cash flows and/or changes in fair value of the hedging instrument substantially offset those of the position being hedged. The Swap was assessed for effectiveness and continued qualification for hedge accounting on a quarterly basis. Since inception, the Swap was deemed to be highly effective.

The Swap was designated as a cash flow hedge. Accordingly, the Swap was measured at fair value with mark-to-market gains or losses deferred and included in AOCI, net of tax, to the extent the hedge was determined to be effective. Gains or losses from the Swap are reclassified to interest expense in the same period during which the hedged transaction affected earnings. Cash flows from the Swap are classified as operating cash flows in the Consolidated Statements of Cash Flows consistent with the classification of cash flows from the hedged transactions.

On October 30, 2023, the Company monetized the gain on the Swap and entered into an agreement to terminate the Swap ("Swap Termination Agreement"). The Swap Termination Agreement was effective on October 30, 2023. Under the Swap Termination Agreement, the Swap counterparty agreed to pay the Company $43.4 million in cash, which was comprised of the $45.8 million value of the Swap on the termination date inclusive of $1.4 million of interest receivable less $2.4 million in swap unwind costs.

As a result of the Swap Termination Agreement, the Company recorded a $44.4 million deferred gain in AOCI, before tax, replacing the $44.4 million fair value of the Swap in AOCI, before tax. The deferred gain on the Swap monetization is being amortized on a straight-line basis through July 1, 2026 and is included in interest expense and other financing costs on the Consolidated Statements of Operations. For the year ended December 31, 2023, the Company recorded $2.8 million in amortization of deferred gain on Swap monetization. As of December 31, 2023, the unamortized deferred gain on Swap monetization was $41.6 million, before tax. The Swap unwind costs of $2.4 million were recorded in general and administrative costs on the Consolidated Statement of Operations for the year ended December 31, 2023.

Due to the termination of the Swap, there was no amount receivable from the Swap counterparty at December 31, 2023. The amount receivable at December 31, 2022 of $3.0 million is recorded in other assets on the Consolidated Balance Sheets.

The following tables summarize the classification of the Swap in our consolidated financial statements (in thousands):

Balance Sheets	Description	December 31, 2023	December 31, 2022
Other assets	Fair value of interest rate swap	$—	$46,931
	Notional amount	—	450,000

		Year ended December 31,
Statements of Operations	Description	2023	2022	2021
Interest income (expense) and other financing costs	Reclassification from AOCI – Swap income/expense	$15,726	$3,684	$(3,602)
Interest income (expense and other financing costs	Reclassification from AOCI – Amortization of Swap deferred gain	2,785	—	—
Total		$18,511	$3,684	$(3,602)

		Year ended December 31,
Statements of Comprehensive Income	Description	2023	2022	2021
Other comprehensive income (loss)	Swap income (loss), net of tax	$(1,970)	$29,719	$13,468
Other comprehensive income (loss)	Amortization of deferred gain on terminated Swap, net of tax	(2,184)	—	—
Total		$(4,154)	$29,719	$13,468

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

Losses from equity method investments are recorded in interest income and other income (expense) in the Consolidated Statements of Operations. For the years ended December 31, 2022 and 2021, losses from equity method investments totaled $0.8 million and $0.3 million, respectively ($0 in 2023). As of December 31, 2023 and 2022, the Company had no equity method investments.

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

Each share of Class B common stock issued and outstanding or held as treasury stock immediately prior to the Effective Date was converted into Common Stock on a one-for-one basis. As a result, the Company currently has one class of common stock entitling the holder to one vote per share. No shares of preferred stock were issued as of December 31, 2023.

Share Rollforward

The following tables present the changes in the number of shares of common stock issued and repurchased (in thousands):

	Shares of Common Stock		Shares of Treasury Stock
	Common Stock	Class B	Common Stock	Class B
Balance, December 31, 2020	19,389	54,767	(3,183)	(3,431)
Issuance of shares	7	—	—	—
Conversion of Class B shares to Common Stock	6,632	(6,632)	—	—
Repurchase of shares	—	—	(886)	—
Vesting of restricted share grants	4	1,604	—	—
Exercise of options	91	1,380	—	—
Shares withheld related to net settlement of equity awards	—	—	(49)	(1,031)
Elimination of Class B share class	51,119	(51,119)	(4,462)	4,462
Balance, December 31, 2021	77,242	—	(8,580)	—
Issuance of shares	11	—	—	—
Repurchase of shares	—	—	(3,034)	—
Vesting of restricted share grants	844	—	—	—
Exercise of options	2,431	—	—	—
Shares withheld related to net settlement of equity awards	—	—	(1,589)	—
Balance, December 31, 2022	80,528	—	(13,203)	—
Issuance of shares	9	—	—	—
Repurchase of shares	—	—	(4,161)	—
Vesting of restricted share grants	786	—	—	—
Exercise of options	1,081	—	—	—
Shares withheld related to net settlement of equity awards	—	—	(786)	—
Balance, December 31, 2023	82,404	—	(18,150)	—

Shares Repurchased and Withheld

Share Repurchase Program

Six share repurchase programs were authorized from 2018 to 2021, each for $15.0 million of the Company’s Common Stock, that were completed in September 2019, June 2020, October 2020, May 2021, January 2022 and May 2022.

In May 2022, the Company’s’ Board of Directors approved a new share repurchase program (the “2022 Share Repurchase Program”) authorizing the repurchase of up to $100.0 million of the Company’s Common Stock. The 2022 Share Repurchase Program was completed in March 2023.

In March 2023, the Company’s Board of Directors approved a new share repurchase program (the “2023 Share Repurchase Program”) authorizing the repurchase of up to $100.0 million of the Company’s Common Stock through December 31, 2025. The 2023 Share Repurchase Program was completed in December 2023.

In December 2023, the Company’s Board of Directors approved a new share repurchase program (the “2024 Share Repurchase Program”) authorizing the repurchase of up to $100.0 million of the Company’s Common Stock through December 31, 2025. Under the 2024 Share Repurchase Program, which took effect in December 2023, the Company may purchase its shares from time to time in privately negotiated transactions, through block trades, pursuant to open market purchases, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the SEC. The amount and timing of purchases under the 2024 Share Repurchase Program will depend on a number of factors including the price and availability of the Company’s shares, trading volume, capital availability, Company performance and general economic and market conditions. The 2024 Share Repurchase Program can be suspended or discontinued at any time.

In 2023, the Company repurchased 4.2 million shares of Common Stock at a total cost of $134.5 million, which included $1.0 million in excise taxes payable on share repurchases, for an average price of $32.33 per share. In 2022, the Company repurchased 3.0 million shares of Common Stock at a total cost of $87.3 million for an average price of $28.76 per share. In 2021, 0.9 million shares of Common Stock were repurchased under programs authorized by the Company’s Board of Directors at a total cost of $26.2 million for an average price of $29.53 per share.

As of December 31, 2023, $95.2 million was available for future repurchases under the 2024 Share Repurchase Program, and a cumulative total of 11.3 million shares of Common Stock had been repurchased under programs authorized by the Company’s Board of Directors at a total cost of $295.8 million for an average price of $26.26 per share.

Shares Withheld for net settlement of employee equity awards

In 2023, 2022 and 2021, the Company net settled 0.8 million, 1.6 million and 1.1 million shares of Common Stock for $24.4 million, $45.0 million and $32.1 million to satisfy $18.6 million, $31.2 million and $27.0 million in employee tax obligations and $5.8 million, $13.8 million and $5.1 million in employee stock option exercise prices, respectively.

Dividend Payments

Dividends paid or payable for the years ended December 31, 2023, 2022 and 2021 totaled $85.4 million, $69.2 million and $37.2 million and included quarterly dividends of $84.2 million, $68.3 million and $36.1 million and cash bonuses and distributions related to dividends previously declared upon vesting of restricted stock and stock option awards of $1.2 million, $0.9 million and $1.1 million, respectively.

As of December 31, 2023 and 2022, the amount of cash bonuses and distributions related to dividends previously declared on unvested and outstanding restricted share awards and stock options totaled $1.2 million and $1.3 million, respectively, which was not recorded as a liability as of the balance sheet date. A liability will be recorded for these cash bonuses and dividends when the restricted shares and options vest.

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

A total of 3,372,484 of Common Stock is available for issuance under the 2018 Plan, as determined by the Compensation Committee of the Company’s board of directors. Shares underlying awards that are settled in cash, expire or are canceled, forfeited or otherwise terminated without delivery to a participant will again be available for issuance under the 2018 Plan. In addition, shares withheld or surrendered in connection with the payment of an exercise price of an award or to satisfy tax withholding will again be available for issuance under the 2018 Plan. As of December 31, 2023, 799,111 shares of Common Stock remained available for issuance under the 2018 Plan.

The Compensation Committee of the Company’s board of directors approves the terms and conditions for offerings under the ESPP Plan. A total of 350,388 shares of Common Stock is available for issuance under the ESPP Plan. As of December 31, 2023, 308,619 shares of Common Stock remained available for issuance under the ESPP Plan.

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

Grant Activity

In 2023, the company issued grants for 539,597 restricted shares of Common Stock under the 2018 Plan. The 2023 grants included grants for 38,669 restricted shares of Common Stock that were fully vested on the grant date, grants for 24,140 restricted shares of Common Stock that vest over four years, 68,271 restricted shares of Common Stock that vest over two years, 258,908 restricted shares of Common Stock that vest over three years, 84,039 that have a cliff vesting of two years, 33,624 restricted shares that vest 33% over two years and the rest in one year, and 31,946 restricted shares that vest 67% over two years and the rest in one year. No stock option awards were issued in 2023.

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

The following tables presents activity during the years ended December 31, 2023, 2022, and 2021 related to stock option awards and restricted stock awards.

	Shares Subject to Stock Option Awards
	Year to Date Ended December 31,
	2023			2022			2021
	Avg wtd	Avg wtd		Avg wtd	Avg wtd		Avg wtd	Avg wtd
	grant-date	exercise		grant-date	exercise		grant-date	exercise
	fair value	price	Units	fair value	price	Units	fair value	price	Units
Outstanding at beginning of period	$4.31	$7.57	2,884,180	$3.94	$6.71	5,315,210	$3.91	$6.50	6,865,101
Forfeited	6.32	13.84	(650)	6.46	14.15	(451)	5.29	10.73	(79,271)
Exercised	3.69	5.58	(1,081,677)	3.51	5.70	(2,430,579)	3.72	5.52	(1,470,620)
Outstanding at end of the period	$4.68	$8.76	1,801,853	$4.31	$7.57	2,884,180	$3.94	$6.71	5,315,210
Vested	$4.66	$8.71	1,625,655	$4.27	$7.46	2,707,632	$3.88	$6.53	5,072,585
Unvested	4.85	9.23	176,198	4.85	9.24	176,548	5.28	10.60	242,625

Total intrinsic value of stock options exercised in 2023, 2022, and 2021 was $28.5 million, $54.9 million, and $39.5 million, respectively.

	Restricted Stock Awards
	For Year Ended December 31,
	2023		2022		2021
	Avg wtd		Avg wtd		Avg wtd
	fair value	Units	fair value	Units	fair value	Units
Unvested at beginning of period	$25.38	1,153,515	$17.75	1,352,839	$14.99	2,827,008
Granted	30.25	539,597	31.01	655,542	27.29	270,824
Vested	22.96	(786,205)	17.50	(844,205)	14.62	(1,607,973)
Forfeited	29.55	(53,159)	28.79	(10,661)	16.51	(137,020)
Unvested at end of period	$30.39	853,748	$25.38	1,153,515	$17.75	1,352,839

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

Share-based Compensation Expense

The Company recorded $16.5 million, $17.8 million and $17.6 million of share-based compensation expense related to the 2018 Plan and 2013 Plan in 2023, 2022 and 2021, respectively. Share-based compensation expense is recorded in personnel compensation and benefits in the Consolidated Statements of Operations. The related tax benefits were $4.0 million for 2023 and $4.3 million for 2022 and 2021.

As of December 31, 2023, the Company expects to recognize total share-based compensation expense of $14.7 million over a weighted average period of 1.7 years. The total fair value of restricted share awards vested during the years ended December 31, 2023, 2022, and 2021 was $23.1 million, $24.2 million, and $45.2 million respectively. The aggregate intrinsic value of stock options currently exercisable at December 31, 2023, 2022 and 2021 was $41.6 million, $52.4 million and $152.0 million, respectively.

NOTE 16. LEASES

The Company determines if a contract is a lease at inception. We have leases primarily for office facilities and information technology equipment. All of our leases are classified as operating leases.

Supplemental balance sheet information related to the Company’s operating leases as of December 31, 2023 and 2022 is as follows:

(in thousands)	December 31, 2023	December 31, 2022
Operating lease ROU assets(1)	$9,665	$13,396
Current portion of operating lease liabilities(2)	4,675	5,056
Noncurrent portion of operating lease liabilities(2)	6,487	10,227
Total operating lease liabilities	$11,162	$15,283

(1)
ROU assets are recorded in other assets on the Consolidated Balance Sheets.
(2)
Current portion and noncurrent portion of operating lease liabilities are recorded in other liabilities on the Consolidated Balance Sheets.

	December 31, 2023	December 31, 2022
Weighted-average remaining lease term	4.0 years	4.4 years
Weighted-average discount rate	4.7%	4.6%

The components of lease expense and other lease information for the years ended December 31, 2023 and 2022 are as follows:

	Year Ended	Year Ended
(in thousands)	December 31, 2023	December 31, 2022
Operating lease cost	$5,207	$5,235
Short-term lease cost	—	84
Variable lease cost	1,885	1,798
Gross lease cost	7,092	7,117
Sub-lease income	(815)	(787)
Net lease cost	$6,277	$6,330

Other lease information
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows for operating leases	$5,660	$5,023

Our leases have remaining lease terms of 1 year to 8 years. These leases generally contain renewal options for periods ranging from two to five years. Because the Company is not reasonably certain to exercise these renewal options, the options are not considered in determining the lease term and associated potential option payments are excluded from lease payments. Expenses associated with operating leases are recorded in general and administrative expenses on the Consolidated Statement of Operations. Variable lease costs, such as utilities and common area maintenance charges, are excluded from lease liabilities and expensed as incurred. The variable lease costs are determined based on terms in the lease contracts and primarily relate to usage of the ROU asset and services received from the lessor.

Future undiscounted cash flows related to our operating leases and the reconciliation to operating lease liabilities as of December 31, 2023 are shown in the table below.

(in thousands)	As of December 31, 2023
2024	$5,058
2025	2,444
2026	1,623
2027	1,069
2028	474
Thereafter	1,454
Total undiscounted lease payments	12,122
Less: imputed interest	960
Total lease liabilities	$11,162

NOTE 17. Employee Benefit Plans

The Company maintains a defined contribution 401(k) Plan (the “401(k) Plan”), covering substantially all employees who have met the eligibility requirements. The 401(k) Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 and the Economic Growth and Tax Relief Reconciliation Act of 2001. In 2023, 2022 and 2021 the Company recognized expense of $5.0 million, $4.8 million and $4.0 million in employer matched contributions, respectively.

The Company sponsors a deferred compensation plan primarily for the benefit of a select group of management or highly compensated employees (“Employee DC Plan”) as a means to reward and motivate them. The Company purchases mutual funds as directed by the plan participants to fund its related obligations. Such securities are held in a rabbi trust for the participants, and under the terms of the trust agreement, the assets of the trust are available to satisfy the claims of the Company’s general creditors in the event of bankruptcy.

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

The following table presents the components of deferred compensation plan-related expense related to the Employee DC Plan.

(in thousands)	2023	2022	2021
Employee contributions	$1,529	$1,872	$2,231
Employer contributions	683	936	975
Change in value of deferred compensation plan liability	2,754	(2,907)	5,527
Total	$4,966	$(99)	$8,733

Expense related to the Director DC plan was de minimis for the years ended December 31, 2023, 2022 and 2021.

NOTE 18. Earnings Per Share

The following table sets forth the computation of basic earnings per share and diluted earnings per share for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
(in thousands, except per share amounts)	2023	2022	2021
Net income	$213,157	$275,511	$278,389
Shares:
Basic weighted average common shares outstanding	66,202	68,481	67,976
Assumed conversion of dilutive instruments	2,012	3,785	6,175
Diluted weighted average common shares outstanding	68,214	72,266	74,151
Earnings per share
Basic:	$3.22	$4.02	$4.10
Diluted:	$3.12	$3.81	$3.75

For the years ended December 31, 2023, 2022, and 2021, the number of outstanding instruments excluded from the above computations of weighted average shares for diluted earnings per share because the effects would be anti‑dilutive was de minimis. Holders of non‑vested share‑based compensation awards do not have rights to receive nonforfeitable dividends on the shares covered by the awards.

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

At December 31, 2023, VCS had net capital under the Rule 15c3‑1 of $0.4 million, which was $0.3 million in excess of its minimum required net capital of $0.1 million. At December 31, 2022, VCS had net capital under the Rule 15c3‑1 of $0.4 million, which was $0.2 million in excess of its minimum required net capital of $0.2 million. The Company's ratio of aggregate indebtedness to net capital as of December 31, 2023 and 2022 was 5.15 to 1 and 8.25 to 1, respectively.

Capital requirements may limit the amount of cash available for dividend from VCS to the parent company. VCS's cash and cash equivalents are generally not available for corporate purposes.

NOTE 20. Accumulated Other Comprehensive INCOME (Loss)

The following table presents changes in accumulated other comprehensive income (loss) by component for the years ending December 31, 2023, 2022, and 2021.

	Cash Flow	Cumulative
	Hedges	Translation
(in thousands)	(1)(2)	Adjustment	Total
Balance, December 31, 2020	$(7,573)	$113	$(7,460)
Other comprehensive income (loss) before reclassification and tax	14,177	(49)	14,128
Tax impact	(3,438)	13	(3,425)
Reclassification adjustments, before tax	3,602	—	3,602
Tax impact	(873)	—	(873)
Net current period other comprehensive income (loss)	13,468	(36)	13,432
Balance, December 31, 2021	5,895	77	5,972
Other comprehensive income (loss) before reclassification and tax	42,842	(331)	42,511
Tax impact	(10,327)	82	(10,245)
Reclassification adjustments, before tax	(3,684)	—	(3,684)
Tax impact	888	—	888
Net current period other comprehensive income (loss)	29,719	(249)	29,470
Balance, December 31, 2022	35,614	(172)	35,442
Other comprehensive income (loss) before reclassification and tax	13,214	54	13,268
Tax impact	(2,850)	(14)	(2,864)
Reclassification adjustments, before tax(3)	(18,511)	—	(18,511)
Tax impact	3,993	—	3,993
Net current period other comprehensive income (loss)	(4,154)	40	(4,114)
Balance, December 31, 2023	$31,460	$(132)	$31,328
(1)
Reclassifications out of AOCI(L) related to cash flow hedges are recorded in interest expense and other financing costs
(2)
On October 30, 2023, the Company terminated the Swap. The termination resulted in a $44.4 million deferred gain recorded in AOCI, before tax, and the elimination of the unrealized gain on cash flow hedge recorded in AOCI prior to the termination. The deferred gain is being amortization a straight-line basis over the remaining term of the hedged debt (through July 1, 2026). Please refer to Note 12, Derivatives, for further information on the monetization of the interest rate swap gain.
(3)
Reclassification adjustments, before tax, includes $15,726 of income reclassified out of AOCI prior to the termination of the Swap and $2,785 of amortization of deferred gain following the termination of the Swap.

NOTE 21. Subsequent Events

On February 8, 2024, our Board of Directors declared a quarterly cash dividend of $0.335 per share on Victory common stock. The dividend is payable on March 25, 2024, to stockholders of record on March 11, 2024.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Victory Capital Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Victory Capital Holdings, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 29, 2024 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Valuation of Consideration Payable for Acquisition of Business
Description of the Matter

At December 31, 2023, the fair value of the consideration payable for acquisition of business due to the sellers of WestEnd Advisors, LLC (“WestEnd”) was $217.2 million. Changes in the fair value of the payable result in a gain or loss during the period and the Company recorded the change in fair value of $14.5 million as change in value of consideration payable for acquisition of business on the consolidated statement of operations as a loss for the year ended December 31, 2023. This consideration payable for acquisition of business resulted from the acquisition of WestEnd on December 31, 2021, and is based on net revenue of the WestEnd business during a 4 year period subsequent to December 31, 2021 and subject to certain catch up provisions over a five and one half year period following December 31, 2021. As more fully described in Notes 4 and 5 to the consolidated financial statements, the Company estimates the fair value of the future expected contingent payments using the real options method, and the significant assumptions are the net revenue 5 year average annual growth rate, market price of risk adjustment for revenue (continuous), revenue volatility and discount rates for the WestEnd investment franchise.

Auditing the fair value of the consideration payable for acquisition of business was complex due to the significant estimation uncertainty in determining the fair value, and the complexity of the valuation model used. The significant estimation uncertainty was primarily due to the sensitivity and highly subjective nature of the significant assumptions described above, which are affected by future economic and market conditions and thus require significant judgement, and the inherent complexity of the valuation model.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s development of the significant assumptions and process to estimate the fair value of the consideration payable for acquisition of business. This included testing controls over management’s review of the significant assumptions and methods used to develop the fair value estimate, the accuracy of the calculations included within the valuation model, and the underlying data used in the valuation model.

To test the valuation of the consideration payable for acquisition of business, our audit procedures included, among others, evaluating the methodology used, the significant assumptions discussed above used to develop the net future revenue projections and testing the completeness and accuracy of the underlying data used by the Company. For example, we evaluated management’s assumptions by comparing them to current industry, market and economic trends, and historical results of the Company's business and other guideline companies within the same industry. We also tested the clerical accuracy of the net revenue projection calculations.

To evaluate the valuation methodology used by management’s specialist, we involved our valuation specialists to assist in developing an independent range of the fair value of the consideration payable for acquisition of business. We also performed a sensitivity analysis of the key assumptions to evaluate the change in the fair value of the consideration payable for acquisition of business resulting from changes in the assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.

Cleveland, Ohio

February 29, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Victory Capital Holdings, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Victory Capital Holdings, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Victory Capital Holdings, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Victory Capital Holdings, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 29, 2024 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Cleveland, Ohio
February 29, 2024

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

Based on the evaluation of the effectiveness of the disclosure controls and procedures by our management as of December 31, 2023, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 using the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting is effective as of December 31, 2023 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our independent auditor, Ernst & Young LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of our internal control over financial reporting which appears in Item 8 of this Annual Report.

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

Item 9B. Other Information.

During the quarter ended December 31, 2023, none of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as such terms are defined under Item 408(a) of Regulation S-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2024 annual meeting of shareholders.

Item 11. Executive Compensation.

The information required by this Item is set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2024 annual meeting of shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this Item is set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2024 annual meeting of shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2024 annual meeting of shareholders.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2024 annual meeting of shareholders.

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

10.38

Fourth Amendment to the 2019 Credit Agreement dated as of September 23, 2022 (filed as Exhibit 10.38 to the Company’s Report on Form 10-K, File No. 001-38388, on March 6, 2023, and incorporated herein by reference).

21.1*	List of Subsidiaries

23.1*	Consent of Ernst & Young LLP

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

97*	Victory Capital Holdings, Inc. Compensation Clawback Policy, Effective October 26, 2023 (filed herewith).

101*

The following information formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Audited Consolidated Balance Sheets as of December 31, 2023 and 2022, (ii) Audited Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021, (iii) Audited Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021, (iv) Audited Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021, (v) Audited Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2023, 2022 and 2021 and (vi) Notes to the Audited Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

** Furnished herewith

+ This exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of February, 2024.

VICTORY CAPITAL HOLDINGS, INC.

By:	/s/ DAVID C. BROWN
Name:	David C. Brown
Title:	Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID C. BROWN David C. Brown	Chief Executive Officer and Chairman (Principal Executive Officer)	February 29, 2024

/s/ MICHAEL D. POLICARPO Michael D. Policarpo	President, Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer and Principal Accounting Officer)	February 29, 2024

/s/ ROBERT DELANEY Robert Delaney	Director	February 29, 2024

/s/ LAWRENCE DAVANZO Lawrence Davanzo	Director	February 29, 2024

/s/ RICHARD M. DEMARTINI Richard M. DeMartini	Director	February 29, 2024

/s/ ROBERT J. HURST Robert J. Hurst	Director	February 29, 2024

/s/ KARIN HIRTLER‑GARVEY Karin Hirtler‑Garvey	Director	February 29, 2024

/s/ MARY JACKSON Mary Jackson	Director	February 29, 2024

/s/ ALAN H. RAPPAPORT Alan H. Rappaport	Director	February 29, 2024