Form 10-Q
period 2024-03-31
Victory Capital Holdings, Inc.
filed 2024-05-10
CIK 1570827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

The number of outstanding shares of the registrant’s Common Stock, par value $0.01 per share as of April 30, 2024 was 64,709,914.

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

Forward‑looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Although we believe the expectations reflected in the forward‑looking statements are reasonable, we can give no assurance that these expectations will prove to have been correct. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. Actual events, results and outcomes may differ materially from our expectations due to a variety of known and unknown risks, uncertainties and other factors. Although it is not possible to identify all of these risks and factors, they include, among others, the following; the Memorandum of Understanding is non-binding and there is no certainty that the negotiations will result in definitive agreements or that the currently contemplated terms will not change; risks that the conditions to closing will be satisfied and the transaction will close on the anticipated timeline, if at all; risks associated with expected benefits, or impact on our business, of the proposed transaction, including our ability to achieve any expected synergies; reductions in assets under management (“AUM”) based on investment performance, client withdrawals, difficult market conditions and other factors such as the conflicts in Ukraine and Israel or a pandemic; the nature of our contracts and investment advisory agreements; our ability to maintain historical returns and sustain our historical growth; our dependence on third parties to market our strategies and provide products or services for the operation of our business; our ability to retain key investment professionals or members of our senior management team; our reliance on the technology systems supporting our operations; our ability to successfully acquire and integrate new companies; the concentration of our investments in long only small‑ and mid‑cap equity and U.S. clients; risks and uncertainties associated with non‑U.S. investments; our efforts to establish and develop new teams and strategies; the ability of our investment teams to identify appropriate investment opportunities; our ability to limit employee misconduct; our ability to meet the guidelines set by our clients; our exposure to potential litigation (including administrative or tax proceedings) or regulatory actions; our ability to implement effective information and cyber security policies, procedures and capabilities; our substantial indebtedness; the potential impairment of our goodwill and intangible assets; disruption to the operations of third parties whose functions are integral to our exchange traded fund (“ETF”) platform; our determination that we are not required to register as an “investment company” under the 1940 Act; the fluctuation of our expenses; our ability to respond to recent trends in the investment management industry; the level of regulation on investment management firms and our ability to respond to regulatory developments; the competitiveness of the investment management industry; the level of control over us retained by Crestview Partners II GP, L.P.; and other risks and factors included, but not limited to, those listed under the caption “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2024, which is accessible on the SEC’s website at www.sec.gov. In light of these risks, uncertainties and other factors, the forward‑looking statements contained in this report might not prove to be accurate. All forward‑looking statements speak only as of the date made and we undertake no obligation to update or revise publicly any forward‑looking statements, whether as a result of new information, future events or otherwise.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except shares data)

	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$79,937	$123,547
Receivables	97,211	87,570
Prepaid expenses	7,269	5,785
Investments, at fair value	33,524	31,808
Property and equipment, net	17,552	19,578
Goodwill	981,805	981,805
Other intangible assets, net	1,276,500	1,281,832
Other assets	12,400	10,691
Total assets	$2,506,198	$2,542,616

Liabilities and stockholders' equity
Accounts payable and accrued expenses	$62,022	$56,477
Accrued compensation and benefits	48,521	55,456
Consideration payable for acquisition of business	149,400	217,200
Deferred tax liability, net	133,258	128,714
Other liabilities	45,658	42,499
Long-term debt, net	990,206	989,269
Total liabilities	1,429,065	1,489,615

Stockholders' equity
Common stock, $0.01 par value per share: 2024 - 600,000,000 shares authorized, 83,166,423 shares issued and 64,671,237 shares outstanding; 2023 - 600,000,000 shares authorized, 82,404,305 shares issued and 64,254,714 shares outstanding;	832	824
Additional paid-in capital	735,517	728,283
Treasury stock, at cost: 2024 - 18,495,186 shares; 2023 - 18,149,591 shares	(457,539)	(444,286)
Accumulated other comprehensive income	28,164	31,328
Retained earnings	770,159	736,852
Total stockholders' equity	1,077,133	1,053,001
Total liabilities and stockholders' equity	$2,506,198	$2,542,616

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Revenue
Investment management fees	$169,785	$156,836
Fund administration and distribution fees	46,072	44,484
Total revenue	215,857	201,320

Expenses
Personnel compensation and benefits	59,454	57,602
Distribution and other asset-based expenses	36,263	37,654
General and administrative	14,012	12,388
Depreciation and amortization	7,601	11,680
Change in value of consideration payable for acquisition of business	12,200	7,400
Acquisition-related costs	1,026	2
Restructuring and integration costs	492	29
Total operating expenses	131,048	126,755

Income from operations	84,809	74,565

Other income (expense)
Interest income and other income (expense)	3,565	1,544
Interest expense and other financing costs	(16,486)	(14,239)
Total other income (expense), net	(12,921)	(12,695)

Income before income taxes	71,888	61,870

Income tax expense	(16,197)	(12,597)

Net income	$55,691	$49,273

Earnings per share of common stock
Basic	$0.86	$0.73
Diluted	$0.84	$0.71

Weighted average number of shares outstanding
Basic	64,389	67,288
Diluted	65,972	69,727

Dividends declared per share of common stock	$0.335	$0.32

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2024	2023
Net income	$55,691	$49,273

Other comprehensive income (loss), net of tax
Net unrealized income (loss) on cash flow hedges	—	(5,088)
Net amortization of deferred gain on terminated cash flow hedges	(3,139)	—
Net unrealized income (loss) on foreign currency translation	(25)	20
Total other comprehensive income (loss), net of tax	(3,164)	(5,068)

Comprehensive income	$52,527	$44,205

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In thousands)

				Accumulated
			Additional	Other
	Common	Treasury	Paid-In	Comprehensive	Retained
	Stock	Stock	Capital	Income	Earnings	Total
Balance, December 31, 2023	$824	$(444,286)	$728,283	$31,328	$736,852	$1,053,001
Issuance of common stock	—	—	75	—	—	75
Shares withheld related to net settlement of equity awards	—	(13,253)	—	—	—	(13,253)
Vesting of restricted share grants	4	—	(4)	—	—	—
Exercise of options	4	—	3,193	—	—	3,197
Other comprehensive loss	—	—	—	(3,164)	—	(3,164)
Share-based compensation	—	—	3,970	—	—	3,970
Dividends paid	—	—	—	—	(22,384)	(22,384)
Net income	—	—	—	—	55,691	55,691
Balance, March 31, 2024	$832	$(457,539)	$735,517	$28,164	$770,159	$1,077,133

				Accumulated
			Additional	Other
	Common	Treasury	Paid-In	Comprehensive	Retained
	Stock	Stock	Capital	Income	Earnings	Total
Balance, December 31, 2022	$805	$(285,425)	$705,466	$35,442	$609,122	$1,065,410
Issuance of common stock	—	—	60	—	—	60
Repurchase of shares	—	(32,903)	—	—	—	(32,903)
Shares withheld related to net settlement of equity awards	—	(11,656)	—	—	—	(11,656)
Vesting of restricted share grants	7	—	(7)	—	—	—
Exercise of options	3	—	1,707	—	—	1,710
Other comprehensive loss	—	—	—	(5,068)	—	(5,068)
Share-based compensation	—	—	4,252	—	—	4,252
Dividends paid	—	—	—	—	(22,524)	(22,524)
Net income	—	—	—	—	49,273	49,273
Balance, March 31, 2023	$815	$(329,984)	$711,478	$30,374	$635,871	$1,048,554

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net income	$55,691	$49,273
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	5,566	4,696
Depreciation and amortization	7,601	11,680
Deferred financing costs, accretion expense and derivative gains/losses	(3,097)	1,047
Stock-based and deferred compensation	5,842	5,904
Change in fair value of contingent consideration obligations	12,200	7,400
Unrealized (appreciation) depreciation on investments	(1,306)	(629)
Changes in operating assets and liabilities:
Receivables	(10,459)	(1,466)
Prepaid expenses	(1,484)	(3,118)
Other assets	(240)	(783)
Accounts payable and accrued expenses	6,625	8,484
Accrued compensation and benefits	(7,953)	(18,173)
Other liabilities	(302)	(159)
Net cash provided by operating activities	68,684	64,156

Cash flows from investing activities
Purchases of property and equipment	(500)	(572)
Purchases of investments	(709)	(2,945)
Sales of investments	299	1,971
Net cash used in investing activities	(910)	(1,546)

Cash flows from financing activities
Issuance of common stock	3,272	1,770
Repurchase of common stock	(2,946)	(34,442)
Payments of taxes related to net share settlement of equity awards	(9,284)	(7,687)
Payment of dividends	(22,384)	(22,110)
Payment of consideration for acquisition	(80,000)	—
Net cash used in financing activities	(111,342)	(62,469)

Effect of changes of foreign exchange rate on cash and cash equivalents	(42)	23

Net (decrease) increase in cash and cash equivalents	(43,610)	164
Cash and cash equivalents, beginning of period	123,547	38,171
Cash and cash equivalents, end of period	$79,937	$38,335

Supplemental cash flow information
Cash paid for interest	$20,329	$15,314
Cash paid for income taxes	1,125	995
Noncash items
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$2,797	$—

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

VCM is a registered investment adviser and provides mutual fund administrative services for the Victory Portfolios, Victory Variable Insurance Funds, the mutual fund series of the Victory Portfolios II and the Victory Portfolios III (collectively, the “Victory Funds”), a family of open-end mutual funds, and the VictoryShares (the Company’s ETF brand). Additionally, VCM employs all of the Company’s United States investment professionals across its Franchises and Solutions, which are not separate legal entities. VCM’s wholly-owned subsidiaries include RS Investment Management (Singapore) Pte. Ltd., RS Investments (UK) Limited, Victory Capital Digital Assets, LLC and NEC Pipeline LLC. VCM’s other wholly-owned subsidiary, RS Investments (HK) Limited, ceased operations in May 2023.

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

NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by GAAP for complete annual financial statements. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the financial condition, results of operations, and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the operations of the Company and its wholly-owned subsidiaries, after elimination of all intercompany balances and transactions. Our involvement with non-consolidated variable interest entities (“VIEs”) includes sponsored investment funds.

For further discussion regarding VIEs, refer to Note 2, Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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
•
Income Taxes: In December 2023, the FASB issued ASU 2023-09, "Income Taxes: Improvements to Income Tax Disclosures" ("ASU 2023-09"). ASU 2023-09 revises income tax disclosures primarily related to the rate reconciliation and income taxes paid information as well as the effectiveness of certain other income tax disclosures. The new standard is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The standard should be applied on a prospective basis, but retrospective application is permitted. We are currently evaluating the impact that ASU 2023-09 will have on the Company's consolidated financial statement disclosures.

NOTE 3. REVENUE RECOGNITION

In accordance with the revenue recognition standard requirements, the following table disaggregates our revenue by type and product:

	Three Months Ended March 31,
(in thousands)	2024	2023
Investment management fees
Mutual funds (Victory Funds)	$115,173	$108,416
ETFs (VictoryShares)	5,179	5,441
Separate accounts and other vehicles	47,312	42,582
Performance-based fees
Mutual funds (Victory Funds III)	2,023	690
Separate accounts and other vehicles	98	(293)
Total investment management fees	169,785	156,836

Fund administration and distribution fees
Administration fees
Mutual funds (Victory Funds)	26,334	24,376
ETFs (VictoryShares)	744	710
Distribution fees
Mutual funds (Victory Funds)	5,583	5,740
Transfer agent fees
Mutual funds (Victory Funds III)	13,411	13,658
Total fund administration and distribution fees	46,072	44,484

Total revenue	$215,857	$201,320

The following table presents balances of receivables:

(in thousands)	March 31, 2024	December 31, 2023
Customer receivables
Mutual funds (Victory Funds)	$58,200	$55,858
ETFs (VictoryShares)	2,213	2,079
Separate accounts and other vehicles	36,099	28,189
Receivables from contracts with customers	96,512	86,126
Non-customer receivables	699	1,444
Total receivables	$97,211	$87,570

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

Fund Compliance Fees

The Company has an agreement to provide compliance design, administration and oversight services for the Victory Funds and the VictoryShares in accordance with Rule 38a-1 under the Investment Company Act. The Company furnishes a VCM employee to serve as the Chief Compliance Officer and provides other compliance personnel and resources reasonably necessary to perform the services under this agreement. The Company earns a fixed annual fee for these compliance services which is recorded in fund administration and distribution fees in the unaudited Condensed Consolidated Statements of Operations.

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

NOTE 4. ACQUISITIONS

USAA AMCO Acquisition

In the fourth quarter of 2023, the Company made the fourth and final earn-out payment due to sellers under the terms of the USAA AMCO purchase agreement.

For the three months ended March 31, 2023, the increase in the USAA AMCO contingent consideration liability of $4.3 million was recorded in change in value of consideration payable for acquisition of business in the unaudited Condensed Consolidated Statements of Operations.

NEC Acquisition

Under the terms of the NEC purchase agreement, the Company will pay up to an additional $35.0 million in cash based on NEC’s net revenue growth over a six-year period following the closing date. The purchase agreement specifies net revenue and payment targets for the 36-month, 48-month and 60-month periods beginning on November 30, 2021 (the “Start Date”) for the contingent payments. It also provides for advance payments and catch-up payments to be made based on actual NEC net management fee revenue, as defined in the purchase agreement, as measured at the end of each 12-month anniversary of the Start Date over a six year period. The maximum amount of contingent payments, less any contingent payments previously paid, is due upon the occurrence of certain specified events within a five year period following the Start Date.

The Company determined that substantially all of the contingent payments payable per the NEC purchase agreement represent compensation for post-closing services. The Company records compensation expense over the estimated service period in an amount equal to the total contingent payments currently forecasted to be paid.

For the three months ended March 31, 2024 and 2023, the Company recorded $1.0 million and $1.6 million in NEC contingent payment compensation expense, respectively, which is included in personnel compensation and benefits in the unaudited Condensed Consolidated Statements of Operations.

The liability for NEC contingent payments totaled $14.6 million and $13.7 million as of March 31, 2024 and December 31, 2023, respectively, which is included in accrued compensation and benefits in the unaudited Condensed Consolidated Balance Sheets.

WestEnd Acquisition

Under the terms of the WestEnd purchase agreement, a maximum of $320.0 million ($80.0 million per year) of contingent payments is payable to sellers. Contingent earn-out payments are based on net revenue of the WestEnd business during each of the first four years following the WestEnd Closing, subject to certain “catch-up” provisions over a five and one-half year period following the WestEnd Closing.

In March 2024, the Company paid $80.0 million in cash to sellers as a catch-up payment for the first earn-out period. The estimated fair value of contingent consideration payable to sellers was $149.4 million as of March 31, 2024 and $217.2 million as of December 31, 2023, respectively.

For the three months ended March 31, 2024 and 2023, the change in the liability was an increase of $12.2 million and $3.1 million, respectively. The impact of increasing or decreasing the valuation of the contingent consideration liability is recorded in change in value of consideration payable for acquisition of business in the unaudited Condensed Consolidated Statements of Operations.

The estimated fair value of contingent consideration payable to sellers is estimated using the real options method. WestEnd net revenue growth is simulated in a risk-neutral framework to calculate expected probability-weighted earn out payments, which are then discounted from the expected payment dates at the relevant cost of debt. Significant assumptions and inputs include the WestEnd net revenue projected annual growth rate, the market price of risk adjustment for revenue, which adjusts the projected revenue growth rate to a risk-neutral expected growth rate, revenue volatility and discount rate. The market price of risk adjustment for revenue and revenue volatility are based on data for comparable companies. As the contingent consideration represents a subordinate, unsecured claim of the Company, the Company assesses a discount rate which incorporates adjustments for credit risk and the subordination of the contingent consideration.

Significant inputs to the valuation of contingent consideration payable to sellers as of March 31, 2024 and December 31, 2023 are as follows and are approximate values:

	March 31, 2024	December 31, 2023
Net revenue 5 year average annual growth rate	24%	22%
Market price of risk adjustment for revenue (continuous)	7%	7%
Revenue volatility	21%	21%
Discount rate	7%	7%
Years remaining in earn out period	3.6	3.8
Undiscounted estimated remaining earn out payments $ millions	$252 - $320	$243 - $320

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

The following table presents assets and liabilities measured at fair value on a recurring basis:

	As of March 31, 2024
(in thousands)	Total	Level 1	Level 2	Level 3
Financial Assets
Money market fund	$64,465	$64,465	$-	$-
Investments in proprietary funds	572	572	-	-
Deferred compensation plan investments	32,952	32,952	-	-
Total Financial Assets	$97,989	$97,989	$-	$-
Financial Liabilities
Contingent consideration arrangements	$(149,400)	$-	$-	$(149,400)
Total Financial Liabilities	$(149,400)	$-	$-	$(149,400)

	As of December 31, 2023
(in thousands)	Total	Level 1	Level 2	Level 3
Financial Assets
Money market fund	$109,183	$109,183	$-	$-
Investments in proprietary funds	534	534	-	-
Deferred compensation plan investments	31,274	31,274	-	-
Total Financial Assets	$140,991	$140,991	$-	$-
Financial Liabilities
Contingent consideration arrangements	$(217,200)	$-	$-	$(217,200)
Total Financial Liabilities	$(217,200)	$-	$-	$(217,200)

Level 1 assets consist of money market funds and open-end mutual funds. The fair values for these assets are determined utilizing quoted market prices for identical assets.

Contingent consideration arrangements represent the WestEnd earn-out payment liability, which is included in consideration payable for acquisition of business in the unaudited Condensed Consolidated Balance Sheets.

Significant unobservable inputs for the option pricing model used to determine the estimated fair value of the WestEnd Acquisition earn-out payment liability include the WestEnd net revenue projected growth rate, revenue volatility, market price of risk and discount rate. An increase in the projected growth rate for net revenue results in a higher fair value for the earn-out payment liability while an increase in the discount rate results in a lower fair value for the earnout payment liability. An increase in the market price of risk and revenue volatility results in a lower fair value. Refer to Note 4, Acquisitions, for further details related to the valuation of contingent consideration payable related to the WestEnd Acquisition.

Changes in the fair value of contingent consideration arrangement liabilities, realized or unrealized, are recorded in earnings and are included in change in value of consideration payable for acquisition of business in the unaudited Condensed Consolidated Statements of Operations.

The following table presents the balance of the contingent consideration arrangement liabilities for the three months ended March 31, 2024:

(in thousands)	Contingent Consideration Liabilities
Balance, December 31, 2023	$217,200
WestEnd earn-out payment	(80,000)
WestEnd change in fair value measurement	12,200
Balance, March 31, 2024	$149,400

There were no transfers between any of the Level 1, 2 and 3 categories in the fair value measurement hierarchy from December 31, 2023 to March 31, 2024. The Company recognizes transfers at the end of the reporting period.

The net carrying value of accounts receivable and accounts payable approximates fair value due to the short‑term nature of these assets and liabilities. The fair value of our long-term debt as of March 31, 2024 is considered to be its carrying value as the interest rate on the bank debt is variable and approximates current market rates. As a result, Level 2 inputs are utilized to determine the fair value of our long‑term debt.

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

(in thousands)	March 31, 2024	December 31, 2023
Related party assets
Cash and cash equivalents	$64,465	$109,183
Receivables (investment management fees)	48,279	46,217
Receivables (fund administration and distribution fees)	15,094	14,238
Prepaid expenses	1,147	730
Investments (investments in proprietary funds, fair value)	572	534
Investments (deferred compensation plan investments, fair value)	32,810	31,143
Total	$162,367	$202,045

Related party liabilities
Accounts payable and accrued expenses (fund reimbursements)	$5,482	$5,641

	Three Months Ended March 31,
(in thousands)	2024	2023
Related party revenue
Investment management fees	$128,335	$119,983
Fund administration and distribution fees	46,072	44,484
Total	$174,407	$164,467

Related party expense
General and administrative	$112	$122

Related party other income (expense)
Interest income and other income (expense)	$3,286	$1,464

NOTE 7. Investments

As of March 31, 2024 and December 31, 2023, the Company had investments in proprietary funds and deferred compensation plan investments. Investments in proprietary funds consist entirely of seed capital investments in certain Victory Funds. Deferred compensation plan investments are held under deferred compensation plans and include Victory Funds and third party mutual funds.

Unrealized and realized gains and losses on investments in proprietary funds and deferred compensation plan investments are recorded in earnings as interest income and other income (expense).

Investments in Proprietary Funds

The following table presents a summary of the cost and fair value of investments in proprietary funds:

		Gross Unrealized		Fair
(in thousands)	Cost	Gains	(Losses)	Value
As of March 31, 2024	$570	$77	$(75)	$572
As of December 31, 2023	569	55	(90)	534

There were no sales of investments in proprietary funds during the three months ended March 31, 2024 and 2023.

Deferred Compensation Plan Investments

The following table presents a summary of the cost and fair value of deferred compensation plan investments:

		Gross Unrealized		Fair
(in thousands)	Cost	Gains	(Losses)	Value
As of March 31, 2024	$30,535	$2,639	$(222)	$32,952
As of December 31, 2023	30,109	1,610	(445)	31,274

The following table presents proceeds from sales of deferred compensation plan investments and realized gains and losses recognized during the three months ended March 31, 2024 and 2023:

	Sale	Realized
(in thousands)	Proceeds	Gains	(Losses)
For the three months ended March 31, 2024	$299	$22	$(5)
For the three months ended March 31, 2023	1,971	1	(201)

NOTE 8. Income Taxes

The effective tax rate for the three months ended March 31, 2024 and 2023 differs from the United States federal statutory rate primarily as a result of state and local income taxes, excess tax benefits on share-based compensation and certain non-deductible expenses.

For the three months ended March 31, 2024 and 2023, the provision for income taxes was $16.2 million and $12.6 million, or 22.5% and 20.4%, of pre-tax income respectively. The effective tax rate for the three months ended March 31, 2024 was higher than the effective tax rate for the same period in 2023 due primarily to changes in the levels of excess tax benefits on share-based compensation and non-deductible expenses.

No valuation allowance was recorded for deferred tax assets in the period ended March 31, 2024 and 2023.

NOTE 9. Debt

The following table presents the components of long-term debt in the unaudited Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023.

	March 31,	December 31,	Interest Rate		Effective Interest Rate
(in thousands)	2024	2023	2024	2023	2024	2023
Term Loans
Due July 2026	$630,680	$630,680	7.68%	7.77%	8.08%	8.17%
Due December 2028	371,028	371,028	7.68%	7.77%	8.00%	8.10%
Term loan principal outstanding	1,001,708	1,001,708
Unamortized debt issuance costs	(8,118)	(8,753)
Unamortized debt discount	(3,384)	(3,686)
Long-term debt, net	$990,206	$989,269

The Company elects to use three-month Term SOFR plus a ten-point credit spread adjustment plus the margin on SOFR required by the 2019 Credit Agreement to pay interest on its debt.

The 2019 Credit Agreement contains customary affirmative and negative covenants, including covenants that affect, among other things, the ability of the first lien leverage ratio, measured as of the last day of each fiscal quarter on which outstanding borrowings under the revolving credit facility exceed 35.0% of the commitments thereunder (excluding certain letters of credit), of no greater than 3.80 to 1.00. As of March 31, 2024, there were no outstanding borrowings under the revolving credit facility and the Company was in compliance with its financial performance covenant.

There were no repayments of outstanding term loans under the 2019 Credit Agreement during the three months ended March 31, 2024 and 2023. Refer to Note 15, Subsequent Events, for information related to term loan activity subsequent to March 31, 2024.

The following table presents the components of interest expense and other financing costs on the unaudited Condensed Consolidated Statements of Operations for the periods ended March 31, 2024 and 2023.

	For the Three Months Ended March 31,
(in thousands)	2024	2023
Interest expense	$19,463	$17,277
Amortization of debt issuance costs	755	748
Amortization of debt discount	302	298
Interest rate swap (income) expense	—	(4,206)
Amortization of deferred gain on terminated interest rate swap	(4,154)	—
Other	120	122
Total	$16,486	$14,239

NOTE 10. Equity

Shares Rollforward

The following tables present the changes in the number of shares of Common Stock issued and repurchased (in thousands):

	Shares of Common Stock Issued	Shares of Treasury Stock
Balance, December 31, 2023	82,404	(18,150)
Issuance of shares	2	—
Repurchase of shares	—	—
Vesting of restricted share grants	382	—
Exercise of options	378	—
Shares withheld related to net settlement of equity awards	—	(345)
Balance, March 31, 2024	83,166	(18,495)

	Shares of Common Stock Issued	Shares of Treasury Stock
Balance, December 31, 2022	80,528	(13,203)
Issuance of shares	3	—
Repurchase of shares	—	(1,032)
Vesting of restricted share grants	680	—
Exercise of options	295	—
Shares withheld related to net settlement of equity awards	—	(390)
Balance, March 31, 2023	81,506	(14,625)

Share Repurchased and Withheld

Share Repurchase Programs

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

No shares were repurchased by the Company during the three months ended March 31, 2024. For the same period in 2023, the Company repurchased 1.0 million shares of Common Stock at a total cost of $32.9 million, which included $0.2 million of excise taxes payable on shares repurchased, for an average price of $31.88 per share.

As of March 31, 2024, $95.2 million was available for future repurchases under the 2024 Share Repurchase Program, and a cumulative total of 11.3 million shares of Common Stock had been repurchased under programs authorized by the Company’s Board of Directors at a total cost of $295.8 million for an average price of $26.26 per share.

Shares Withheld for Net Settlement of Employee Equity Awards

During the three months ended March 31, 2024, the Company net settled 0.3 million shares of Common Stock for $13.3 million to satisfy $10.3 million in employee tax obligations and $3.0 million in employee stock option exercise prices. During the same period in 2023, 0.4 million shares of Common Stock were net settled for $11.7 million to satisfy $10.0 million in employee tax obligations and $1.7 million in employee stock option exercise prices.

Dividend Payments

Dividends paid or payable for the three months ended March 31, 2024 totaled $22.4 million and included quarterly dividends of $21.6 million and $0.8 million in cash bonuses and distributions related to dividends previously declared upon vesting of restricted stock. For the three months ended March 31, 2023, dividends paid or payable totaled $22.5 million and included quarterly dividends of $21.4 million and $1.1 million in cash bonuses and distributions related to dividends previously declared upon vesting of restricted stock.

As of March 31, 2024 and December 31, 2023, the amount of cash bonuses and distributions related to dividends previously declared on unvested and outstanding restricted share awards and stock options totaled $0.7 million and $1.2 million, respectively, which was not recorded as a liability as of the balance sheet date. A liability will be recorded for these cash bonuses and dividends when the restricted shares and options vest.

NOTE 11. Share‑Based Compensation

Current Period Activity

During the three months ended March 31, 2024, the Company issued restricted stock awards for 465,972 shares of Common Stock, of which awards for 8,349 shares were fully vested on the grant date, awards for 72,400 shares vest over two years, awards for 92,875 shares vest over three years, awards for 291,334 shares vest over four years and awards for 1,014 shares cliff vest after 2 years.

Stock option award and restricted stock award activity during the three months ended March 31, 2024 and 2023 was as follows:

	Shares Subject to Stock Option Awards
	Three Months Ended March 31,
	2024			2023
	Avg wtd	Avg wtd		Avg wtd	Avg wtd
	grant-date	exercise		grant-date	exercise
	fair value	price	Units	fair value	price	Units
Outstanding at beginning of period	$4.68	$8.76	1,801,853	$4.31	$7.57	2,884,180
Forfeited	—	—	—	—	—	—
Exercised	4.41	8.45	(378,149)	3.63	5.80	(294,892)
Outstanding at end of period	$4.76	$8.84	1,423,704	$4.39	$7.77	2,589,288
Vested	$4.74	$8.79	1,247,506	$4.35	$7.67	2,413,090
Unvested	4.85	9.23	176,198	4.85	9.23	176,198

	Restricted Stock Awards
	Three Months Ended March 31,
	2024		2023
	Avg wtd grant-		Avg wtd grant-
	date fair value	Units	date fair value	Units
Unvested at beginning of period	$30.39	853,748	$25.38	1,153,515
Granted	40.03	465,972	29.72	436,754
Vested	30.66	(382,099)	22.45	(680,423)
Forfeited	30.49	(3,419)	27.27	(2,413)
Unvested at end of period	$35.09	934,202	$29.66	907,433

Share-Based Compensation Expense

The Company recorded $4.0 million and $4.3 million of share-based compensation expense during the three months ended March 31, 2024 and 2023, respectively, in personnel compensation and benefits in the unaudited Condensed Consolidated Statements of Operations.

NOTE 12. Earnings Per Share

The following table sets forth the reconciliation of basic earnings per share and diluted earnings per share from net income for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands except per share amounts)	2024	2023
Net income	$55,691	$49,273
Shares:
Basic: Weighted average number of shares outstanding	64,389	67,288
Plus: Incremental shares from assumed conversion of dilutive instruments	1,583	2,439
Diluted: Weighted average number of shares outstanding	65,972	69,727
Earnings per share
Basic:	$0.86	$0.73
Diluted:	$0.84	$0.71

For the three months ended March 31, 2024, 0.5 million of unvested share-based compensation awards were excluded from the computation of weighted average shares for diluted earnings per share because the effect would be anti-dilutive (2023: 0). Holders of unvested share-based compensation awards do not have rights to receive nonforfeitable dividends on the shares covered by the awards.

NOTE 13. Accumulated Other Comprehensive Income (Loss)

The following table presents changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2024 and 2023.

		Cumulative
	Cash Flow	Translation
(in thousands)	Hedges (1)(2)	Adjustment	Total
Balance, December 31, 2023	$31,460	$(132)	$31,328
Other comprehensive income before reclassification and tax	—	(33)	(33)
Tax impact	—	8	8
Reclassification adjustments, before tax	(4,154)	—	(4,154)
Tax impact	1,015	—	1,015
Net current period other comprehensive income (loss)	(3,139)	(25)	(3,164)
Balance, March 31, 2024	$28,321	$(157)	$28,164
Balance, December 31, 2022	$35,614	$(172)	$35,442
Other comprehensive income (loss) before reclassification and tax	(2,502)	27	(2,475)
Tax impact	604	(7)	597
Reclassification adjustments, before tax	(4,206)	—	(4,206)
Tax impact	1,016	—	1,016
Net current period other comprehensive income (loss)	(5,088)	20	(5,068)
Balance, March 31, 2023	$30,526	$(152)	$30,374

(1)
Reclassifications out of accumulated other comprehensive income (loss) related to cash flow hedges are recorded in interest expense and other financing costs.
(2)
On October 30, 2023, the Company terminated the Swap. The termination resulted in a $44.4 million deferred gain recorded in AOCI, before tax, which is being amortized on a straight-line basis over the remaining term of the hedged debt (through July 1, 2026). Please refer to Note 14, Derivatives, for further information on the monetization of the gain on the Swap.

NOTE 14. DERIVATIVES

Interest Rate Swaps

In the fourth quarter of 2023, the Company monetized the gain on the floating-to-fixed interest rate swap transaction (“Swap”) entered into in 2020 to effectively fix the interest rate on $450 million of its outstanding Term Loan through the Term Loan maturity date of July 2026.

The deferred gain on the termination of the Swap is being amortized on a straight-line basis through July 1, 2026 and is included in interest expense and other financing costs on the unaudited Condensed Consolidated Statements of Operations. As of March 31, 2024 and December 31, 2023, the unamortized deferred gain on Swap monetization was $37.5 million and $41.6 million, respectively, before tax.

The Swap was designated as a cash flow hedge. Prior to its termination, the Swap was measured at fair value with mark-to-market gains or losses deferred and included in AOCI(L), net of tax, to the extent the hedge was determined to be effective. Gains or losses were reclassified to interest expenses and other financing costs on the unaudited Condensed Consolidated Statements of Operations in the same period during which the hedged transaction affected earnings.

The following tables summarize the classification of the Swap in our consolidated financial statements (in thousands):

		Three Months Ended
		March 31,
Statement of Operations	Description	2024	2023
Interest income (expense) and other financing costs	Reclassification from AOCI – Swap income/expense	$—	$4,206
Interest income (expense) and other financing costs	Reclassification from AOCI – Amortization of Swap deferred gain	4,154	—
Total		$4,154	$4,206

		Three Months Ended
		March 31,
Statements of Comprehensive Income	Description	2024	2023
Other comprehensive income (loss)	Income (loss) recognized in AOCI(L), net of tax	$—	$(5,088)
Other comprehensive income (loss)	Amortization of deferred gain on terminated Swap, net of tax	(3,139)	—
Total		$(3,139)	$(5,088)

NOTE 15. SUBSEQUENT EVENTS

Subsequent to March 31, 2024, the Company reduced outstanding debt by $9.5 million.

On April 16, 2024, the Company announced that it had entered into a non-binding Memorandum of Understanding (MOU) with Amundi to combine Amundi US into the Company, for Amundi to become a strategic shareholder of the Company, and to establish long-term global distribution agreements.

On May 9, 2024, the Company’s Board of Directors approved a regular quarterly cash dividend of $0.37 per share. The dividend is payable on June 25, 2024, to shareholders of record on June 10, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to the “Company,” “Victory,” or in the first-person notations of “we,” “us,” and “our” shall mean Victory Capital Holdings, Inc., a Delaware corporation, and its wholly-owned subsidiaries.

Objective

The objective of this section of the Quarterly Report on Form 10-Q is intended to provide a discussion and analysis, from management’s perspective, of the key performance indicators and material information necessary to assess our financial condition and results of operations for the three months ended March 31, 2024 and 2023 and cash flows for the three months ended March 31, 2024 and 2023. In addition, we also discuss the Company’s contractual and off-balance sheet arrangements. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2023. This discussion and analysis contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2023.

Overview

Our Business – Victory is a diversified global asset management firm with total client assets of $175.5 billion, assets under management of $170.3 billion and other assets of $5.1 billion as of March 31, 2024. The Company operates a next-generation business model combining boutique investment qualities with the benefits of an integrated, centralized operating and distribution platform.

The Company provides specialized investment strategies to institutions, intermediaries, retirement platforms and individual investors with 11 autonomous Investment Franchises and a Solutions Platform. Victory Capital offers a wide array of investment products, including actively and passively managed mutual funds, rules-based and active exchange traded funds (“ETFs”), institutional separate accounts, variable insurance products (“VIPs”), alternative investments, private closed end funds, and a 529 Education Savings Plan. Victory Capital’s strategies are also offered through third-party investment products, including mutual funds, third-party ETF model strategies, retail separately managed accounts (“SMAs”) and unified managed accounts (“UMAs”) through wrap account programs, Collective Investment Trusts (“CITs”), and undertakings for the collective investment in transferable securities (“UCITs”). As of March 31, 2024, our Franchises and our Solutions Platform collectively managed a diversified set of 121 investment strategies for a wide range of institutional and retail clients and direct investors.

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

We have grown our total client assets from $17.9 billion following the management-led buyout with Crestview GP in August 2013 to $175.5 billion at March 31, 2024. We attribute this growth to our success in sourcing acquisitions and evolving them into organic growers, generating strong investment returns, and developing institutional, retail, and direct investor channels with deep penetration.

WestEnd Acquisition (the “WestEnd Acquisition”) – On December 31, 2021, the Company completed the acquisition of 100% of the equity interests of WestEnd Advisors, LLC ("WestEnd") pursuant to the WestEnd purchase agreement (as amended, the “WestEnd Purchase Agreement”). Founded in 2004, and headquartered in Charlotte, NC, WestEnd is an ETF strategist advisor that provides financial advisors with a turnkey, core model allocation strategy for either a holistic solution or complementary source of alpha. The firm offers four primary ETF strategies and one large cap core strategy, all in tax efficient SMA structures. Refer to Note 4, Acquisitions, for further details on the WestEnd Acquisition.

NEC Acquisition (the “NEC Acquisition”) – On November 1, 2021, the Company completed the acquisition of 100% of the equity interests in New Energy Capital ("NEC"). Founded in 2004 and based in Hanover, NH, NEC is an alternative asset management firm focused on debt and equity investments in clean energy infrastructure projects and companies. Refer to Note 4, Acquisitions, for further details on the NEC Acquisition.

USAA AMCO Acquisition – On July 1, 2019, the Company completed the acquisition (the “USAA AMCO Acquisition”) of USAA Asset Management and Victory Capital Transfer Agency ("VCTA"), formally known as the USAA Transfer Agency Company. The acquisition expanded and diversified the Company’s investment platform and increased the Company’s size and scale. Refer to Note 4, Acquisitions, for further details on the USAA AMCO Acquisition.

Business Highlights

Assets under management:

•
AUM at March 31, 2024 increased by $9.0 billion, or 5.6%, to $170.3 billion from $161.3 billion at December 31, 2023, driven by market appreciation of $10.2 billion partially offset by net outflows of $1.1 billion. Total gross flows for the first quarter were $7.2 billion, including long-term gross flows of $7.0 billion.
•
AUM at March 31, 2024 and 2023 was $170.3 billion and $153.4 billion, respectively. We experienced $10.2 billion in market appreciation for the three months ended March 31, 2024 compared to $6.7 billion in market action for the same period in 2023. We generated $7.2 billion in gross sales, including $7.0 billion in long-term gross sales, and $1.1 billion in total net outflows for the three months ended March 31, 2024 compared to $6.1 billion in gross flows inclusive of $5.8 billion in long-term gross sales and $1.1 billion in total net outflows for the same period in 2023.

Investment performance:

•
45 of our Victory Capital mutual funds and ETFs had overall Morningstar ratings of four or five stars and 69% of our fund and ETF AUM were rated four or five stars overall by Morningstar. 54% of our strategies by AUM had investment returns in excess of their respective benchmarks over a one-year period, 61% over a three-year period, 85% over a five-year period and 80% over a ten-year period. On an equal-weighted basis, 63% of our strategies have outperformed their benchmarks over a one-year period, 63% over a three-year period, 64% over a five-year period and 65% over a ten-year period.

Financial highlights:

•
Total revenue for the three months ended March 31, 2024 was $215.9 million compared to $201.3 million for the same period in 2023.
•
Net income was $55.7 million for the three months ended March 31, 2024 compared to $49.3 million for the same period in 2023.
•
Adjusted EBITDA was $112.4 million for the three months ended March 31, 2024, or 52.1% of revenue, compared to $99.2 million, or 49.3% of revenue, for the same period in 2023. Refer to “Supplemental Non-GAAP Financial Information” for further information about the Adjusted EBITDA calculation and reconciliation of generally accepted accounting principles (“GAAP”) net income to Adjusted EBITDA.
•
Adjusted Net Income with tax benefit was $82.3 million for the three months ended March 31, 2024 compared to $75.2 million for the three months ended March 31, 2023. Refer to “Supplemental Non-GAAP Financial Information” for further information about the Adjusted Net Income calculation and reconciliation of GAAP net income to Adjusted Net Income.

Key Performance Indicators

The following table is a summary of key performance indicators utilized by management to assess results of operations:

	Three Months Ended March 31,
($ in millions, except for basis points and percentages)	2024	2023
AUM at period end	$170,342	$153,356
Average AUM	163,533	152,533
Gross flows	7,187	6,089
AUM net short term flows	(99)	(9)
AUM net long term flows	(1,028)	(1,140)
AUM net flows	(1,127)	(1,149)
Total revenue	215.9	201.3
Revenue on average AUM	53.0 bps	53.4 bps
Net income	55.7	49.3
Adjusted EBITDA(1)	112.4	99.2
Adjusted EBITDA Margin(2)	52.1%	49.3%
Adjusted Net Income(1)	72.6	65.6
Tax benefit of goodwill and acquired intangibles(3)	9.7	9.5

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

The following table presents a reconciliation our total client assets(1) as of the dates indicated:

	Three Months Ended March 31,
(in millions)	2024	2023
Beginning AUM	$161,322	$147,762
Beginning other assets	5,289	5,190
Beginning total client assets	166,611	152,952

AUM net cash flows	(1,127)	(1,149)
Other assets net cash flows	(524)	(95)
Total client assets net cash flows	(1,651)	(1,244)

AUM market appreciation (depreciation)	10,178	6,744
Other assets market appreciation (depreciation)	352	170
Total client assets market appreciation (depreciation)	10,529	6,914

AUM realizations and distributions	—	—
Acquired & divested assets / Net transfers	(31)	—

Ending AUM	170,342	153,356
Ending other assets	5,117	5,265
Ending total client assets	175,459	158,621
Average total client assets	168,865	157,817

(1)
Includes low-fee (2 to 4 bps) institutional assets, previously reported in the Solutions asset class within the by asset class table and in Separate Accounts and Other Pooled Vehicles within the by vehicle table. These assets are included as part of Victory’s Regulatory Assets Under Management reported in Form ADV Part 1.

The following table presents a reconciliation of our total AUM(1) as of the dates indicated:

	Three Months Ended March 31,
(in millions)	2024	2023
Beginning AUM	$161,322	$147,762
Gross client cash inflows	7,187	6,089
Gross client cash outflows	(8,314)	(7,238)
Net client cash flows	(1,127)	(1,149)
Market appreciation (depreciation)	10,178	6,744
Realizations and distributions	—	—
Acquired & divested assets / Net transfers	(31)	—
Ending AUM	170,342	153,356
Average AUM	163,533	152,533

(1)
Total AUM includes both discretionary assets under management and non-discretionary assets under advisement and excludes other assets.

The following table presents a reconciliation of our other assets (institutional)(1) as of the dates indicated:

	Three Months Ended March 31,
(in millions)	2024	2023
Beginning other assets (institutional)	$5,289	$5,190
Gross client cash inflows	—	—
Gross client cash outflows	(524)	(95)
Net client cash flows	(524)	(95)
Market appreciation (depreciation)	352	170
Realizations and distributions	—	—
Acquired & divested assets / Net transfers	—	—
Ending other assets (institutional)	5,117	5,265
Average other assets (institutional)	5,332	5,284

(1)
Includes low-fee (2 to 4 bps) institutional assets, previously reported in the Solutions asset class within the by asset class table and in Separate Accounts and Other Pooled Vehicles within the by vehicle table. These assets are included as part of Victory’s Regulatory Assets Under Management reported in Form ADV Part 1.

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

The following table presents our total AUM by asset class as of the dates indicated:

	As of
	March 31,
(in millions)	2024	2023
Solutions	$57,833	$49,151
Fixed Income	24,481	26,535
U.S. Mid Cap Equity	32,918	29,035
U.S. Small Cap Equity	16,297	15,648
Global / Non-U.S. Equity	18,200	14,868
U.S. Large Cap Equity	13,895	11,425
Alternative Investments	3,465	3,317
Total Long-Term Assets	$167,089	$149,979
Money Market & Short-Term Assets	3,253	3,377
Total AUM(1)	$170,342	$153,356

(1)
Total AUM includes both discretionary assets under management and non-discretionary assets under advisement and excludes other assets.

The following tables summarize our total AUM asset flows by asset class for the periods indicated:

	U.S. Mid	U.S. Small		U.S. Large	Global /				Money
	Cap	Cap	Fixed	Cap	Non-U.S.		Alternative	Total	Market /
(in millions)	Equity	Equity	Income	Equity	Equity	Solutions	Investments	Long-term	Short-term	Total AUM(1)
For the Three Months Ended March 31, 2024
Beginning AUM	$30,604	$15,959	$24,355	$12,635	$16,772	$54,296	$3,431	$158,051	$3,271	$161,322
Gross client cash inflows	1,371	507	1,298	68	1,090	2,165	452	6,952	236	7,187
Gross client cash outflows	(1,845)	(925)	(1,367)	(332)	(751)	(2,410)	(349)	(7,980)	(335)	(8,314)
Net client cash flows	(474)	(418)	(69)	(264)	339	(245)	103	(1,028)	(99)	(1,127)
Market appreciation / (depreciation)	2,795	801	176	1,555	1,133	3,749	(75)	10,135	42	10,178
Realizations and distributions	—	—	—	—	—	—	—	—	—	—
Acquired & divested assets / Net transfers	(7)	(45)	18	(31)	(44)	33	5	(69)	38	(31)
Ending AUM	$32,918	$16,297	$24,481	$13,895	$18,200	$57,833	$3,465	$167,089	$3,253	$170,342
For the Three Months Ended March 31, 2023
Beginning AUM	$27,892	$15,103	$26,353	$10,973	$14,160	$46,317	$3,663	$144,460	$3,302	$147,762
Gross client cash inflows	1,600	986	1,187	84	378	1,217	397	5,848	241	6,089
Gross client cash outflows	(1,092)	(873)	(1,571)	(384)	(544)	(1,683)	(840)	(6,988)	(250)	(7,238)
Net client cash flows	508	113	(385)	(300)	(166)	(466)	(444)	(1,140)	(9)	(1,149)
Market appreciation / (depreciation)	637	423	615	822	920	3,196	96	6,709	34	6,744
Realizations and distributions	—	—	—	—	—	—	—	—	—	—
Acquired & divested assets / Net transfers	(1)	9	(48)	(69)	(46)	104	2	(50)	50	—
Ending AUM	$29,035	$15,648	$26,535	$11,425	$14,868	$49,151	$3,317	$149,979	$3,377	$153,356

(1)
Total AUM includes both discretionary assets under management and non-discretionary assets under advisement and excludes other assets.

The following table presents our total AUM by distribution channel as of the dates indicated:

	As of March 31,
	2024		2023
(in millions)	Amount	% of total	Amount	% of total
Retail	$66,700	39%	$58,585	38%
Direct	59,893	35%	54,667	36%
Institutional	43,749	26%	40,103	26%
Total AUM(1)(2)	$170,342	100%	$153,356	100%

(1)
The allocation of AUM by distribution channel involves the use of estimates and the exercise of judgment.
(2)
Total AUM includes both discretionary assets under management and non-discretionary assets under advisement and excludes other assets.

The following tables summarize our asset flows by vehicle for the periods indicated:

			Separate
			Accounts and
			Other Pooled
(in millions)	Mutual Funds(1)	ETFs(2)	Vehicles(3)	Total AUM(4)
Three Months Ended March 31, 2024
Beginning AUM	$108,802	$4,970	$47,551	$161,322
Gross client cash inflows	4,303	451	2,434	7,187
Gross client cash outflows	(5,956)	(449)	(1,909)	(8,314)
Net client cash flows	(1,653)	2	525	(1,127)
Market appreciation (depreciation)	6,796	215	3,167	10,178
Realizations and distributions	—	—	—	—
Acquired & divested assets / Net transfers	(48)	43	(26)	(31)
Ending AUM	$113,897	$5,229	$51,217	$170,342
Three Months Ended March 31, 2023
Beginning AUM	$99,447	$5,627	$42,688	$147,762
Gross client cash inflows	4,546	218	1,325	6,089
Gross client cash outflows	(5,406)	(233)	(1,599)	(7,238)
Net client cash flows	(860)	(16)	(274)	(1,149)
Market appreciation (depreciation)	4,650	(47)	2,141	6,744
Realizations and distributions	—	—	—	—
Acquired & divested assets / Net transfers	9	(9)	—	—
Ending AUM	$103,246	$5,555	$44,554	$153,356

(1)
Includes institutional and retail share classes, money market and Variable Insurance Products or VIP funds.
(2)
Represents only ETF assets held by third parties. Excludes ETF assets held by other Victory Capital products.
(3)
Includes collective trust funds, wrap program accounts, UMAs, UCITS, private funds and non-U.S. domiciled pooled vehicles.
(4)
Total AUM includes both discretionary assets under management and non-discretionary assets under advisement and excludes other assets.

March 31, 2024 AUM compared to December 31, 2023 AUM. At March 31, 2024, our total AUM was $170.3 billion, an increase of $9.0 billion, or 5.6%, from $161.3 billion at December 31, 2023, primarily due to market appreciation of $10.2 billion partially offset by net outflows of $1.1 billion.

Net outflows were driven by our U.S. mid cap, U.S. small cap, and U.S. large cap equity strategies as well as our Solutions platform of $0.5 billion, $0.4 billion, $0.3 billion, and $0.2 billion, respectively, partially offset by net inflows from our global non-U.S. equity strategies and Alternative investments platform of $0.3 billion and $0.1 billion, respectively.

GAAP Results of Operations

The following table presents our GAAP results of operations for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
(in thousands, except per share data)	2024	2023
Revenue
Investment management fees	$169,785	$156,836
Fund administration and distribution fees	46,072	44,484
Total revenue	215,857	201,320

Expenses
Personnel compensation and benefits	59,454	57,602
Distribution and other asset-based expenses	36,263	37,654
General and administrative	14,012	12,388
Depreciation and amortization	7,601	11,680
Change in value of consideration payable for acquisition of business	12,200	7,400
Acquisition-related costs	1,026	2
Restructuring and integration costs	492	29
Total operating expenses	131,048	126,755

Income from operations	84,809	74,565

Other income (expense)
Interest income and other income (expense)	3,565	1,544
Interest expense and other financing costs	(16,486)	(14,239)
Total other income (expense), net	(12,921)	(12,695)

Income before income taxes	71,888	61,870

Income tax expense	(16,197)	(12,597)

Net income	$55,691	$49,273

Earnings per share of common stock
Basic	$0.86	$0.73
Diluted	$0.84	$0.71

Weighted average number of shares outstanding
Basic	64,389	67,288
Diluted	65,972	69,727

Dividends declared per share of common stock	$0.335	$0.32

Investment Management Fees

Three months ended March 31, 2024 compared to March 31, 2023. Investment management fees increased by $12.9 million, or 8.3%, to $169.8 million for the three months ended March 31, 2024 from $156.8 million for the same period in 2023 due to an increase in average AUM year over year. Average AUM was $163.5 billion for the three months ended March 31, 2024 compared to $152.5 billion for the same period in 2023.

Fund Administration and Distribution Fees

Three months ended March 31, 2024 compared to March 31, 2023. Fund administration and distribution fees increased by $1.6 million, or 3.6%, to $46.1 million for the three months ended March 31, 2024 from $44.5 million for the same period in 2023 mostly due to an increase in fund administration fees partially offset by a decrease in transfer agent fees.

Personnel Compensation and Benefits

The following table presents the components of GAAP personnel compensation and benefits expense for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023
Salaries, payroll related taxes and employee benefits	$24,476	$24,457
Incentive compensation	23,943	21,919
Sales-based compensation(1)	6,079	5,420
Equity awards granted to employees and directors(2)	3,969	4,253
Acquisition and transaction-related compensation	987	1,553
Total personnel compensation and benefits expense	$59,454	$57,602

(1)
Represents sales-based commissions paid to our distribution teams. Sales-based compensation varies based on gross client cash flows and revenue earned on sales.
(2)
Equity awards typically vest over several years based on service and the achievement of specific business and financial targets. The value of the equity awards is recognized as compensation expense over the vesting period.

Three months ended March 31, 2024 compared to March 31, 2023. Personnel compensation and benefits were $59.5 million for the first quarter of 2024, an increase of $1.9 million, or 3.2%, from $57.6 million for the same period in 2023 attributable to an increase in variable costs such as sales commissions and the incentive compensation pool for employees.

Distribution and Other Asset‑Based Expenses

The following table presents the components of distribution and other asset-based expenses for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023
Broker-dealer distribution fees	$5,042	$5,249
Platform distribution fees	22,128	23,123
Sub-administration	4,101	3,921
Sub-advisory	2,336	2,735
Middle-office	2,656	2,626
Total distribution and other asset-based expenses	$36,263	$37,654

Three months ended March 31, 2024 compared to March 31, 2023. Distribution and other asset-based expenses were $36.3 million for the three months ended March 31, 2024, compared to $37.7 million for the same period in 2023. The decrease of $1.4 million, or 3.7% was primarily due to lower platform distribution fees over the comparable period.

General and Administrative

Three months ended March 31, 2024 compared to March 31, 2023. General and administrative expenses were $14.0 million for the three months ended March 31, 2024 compared to $12.4 million for the same period in 2023. The increase of $1.6 million, or 13.1%, was primarily due to increases in technology and marketing related expenses.

Depreciation and Amortization

Three months ended March 31, 2024 compared to March 31, 2023. Depreciation and amortization decreased $4.1 million, or 34.9%, to $7.6 million for the three months ended March 31, 2024 from $11.7 million for the same period in 2023, primarily due to a decrease in amortization expense related to definite-lived intangible assets in connection with the USAA and NEC acquisitions.

Change in Value of Consideration Payable for Acquisition of Business

Three months ended March 31, 2024 compared to March 31, 2023. The change in value of consideration payable for acquisition of business increased $4.8 million as a result of an increase of $12.2 million in the fair value of contingent consideration associated with the WestEnd Acquisition for the three months ended March 31, 2024 compared to increases of $4.3 million and $3.1 million in the fair value of the contingent consideration associated with the USAA AMCO and

WestEnd Acquisitions, respectively, for the three months ended March 31, 2023. Refer to Note 4, Acquisitions, for further details on the fair value of contingent consideration payable.

Acquisition‑Related Costs

Three months ended March 31, 2024 compared to March 31, 2023. Acquisition-related costs were $1.0 million and $2 thousand for the three months ended March 31, 2024 and 2023, respectively. Acquisition-related costs for the three months ended March 31, 2024 were primarily due to legal and professional fees.

Restructuring and Integration Costs

Three months ended March 31, 2024 compared to March 31, 2023. Restructuring and integration costs for the three months ended March 31, 2024 and 2023 were $0.5 million and $29 thousand, respectively. Restructuring and integration costs for the three months ended March 31, 2024 were primarily due to personnel restructuring.

Interest Income and Other Income (Expense)

Three months ended March 31, 2024 compared to March 31, 2023. Interest income and other income/(expense) was income of $3.6 million and $1.5 million for the three months ended March 31, 2024 and 2023, respectively. The increase is primarily due to an increase in dividend income and an increase in the net unrealized fair value of deferred compensation plan investments over the comparable period.

Interest Expense and Other Financing Costs

Three months ended March 31, 2024 compared to March 31, 2023. Interest expense and other financing costs increased $2.2 million to $16.5 million for the three months ended March 31, 2024, compared to $14.2 million for the same period in 2023 due to a higher average interest rate over the comparable period.

Income Tax Expense

Three months ended March 31, 2024 compared to March 31, 2023. The effective tax rate for the three months ended March 31, 2024 and 2023 was 22.5% and 20.4%, respectively. The increase was primarily due to changes in the levels of excess tax benefits on share-based compensation and non-deductible expenses over the comparable period.

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

The following table sets forth a reconciliation from GAAP financial measures to non-GAAP measures for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2024	2023
Reconciliation of non-GAAP financial measures:
Net income (GAAP)	$55,691	$49,273
Income tax expense	(16,197)	(12,597)
Income before income taxes	$71,888	$61,870
Interest expense(1)	15,711	13,482
Depreciation(2)	2,269	1,971
Other business taxes(3)	369	384
Amortization of acquisition-related intangible assets(4)	5,332	9,709
Stock-based compensation(5)	1,327	2,004
Acquisition, restructuring and exit costs(6)	14,705	8,984
Debt issuance costs(7)	755	748
Adjusted EBITDA	$112,356	$99,152

	Three Months Ended March 31,
(in thousands)	2024	2023
Reconciliation of non-GAAP financial measures:
Net income (GAAP)	$55,691	$49,273
Adjustments to reflect the operating performance of the Company:
i. Other business taxes(3)	369	384
ii. Amortization of acquisition-related intangible assets(4)	5,332	9,709
iii. Stock-based compensation(5)	1,327	2,004
iv. Acquisition, restructuring and exit costs(6)	14,705	8,984
v. Debt issuance costs(7)	755	748
Tax effect of above adjustments(8)	(5,621)	(5,457)
Adjusted Net Income	$72,558	$65,645
Tax benefit of goodwill and acquired intangibles(9)	$9,748	$9,524

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
(6)
Adding back direct incremental costs of acquisitions, including restructuring costs.

	Three Months Ended March 31,
(in thousands)	2024	2023
Acquisition-related costs	$1,026	$2
Restructuring and integration costs	492	29
Change in value of consideration payable for acquisition of business	12,200	7,400
Personnel compensation and benefits	987	1,553
Total acquisition, restructuring and exit costs	$14,705	$8,984

(7)
Adding back debt issuance costs.
(8)
Subtracting an estimate of income tax expense applied to the sum of the adjustments above.
(9)
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

The following table shows our liquidity position as of March 31, 2024 and December 31, 2023.

	March 31,	December 31,
(in thousands)	2024	2023
Cash and cash equivalents	$79,937	$123,547
Accounts and other receivables	97,211	87,570
Undrawn commitment on credit facility(1)	100,000	100,000
Accounts and other payables	(110,543)	(111,933)

(1)
The balance at March 31, 2024 represents the Company’s $99.9 million revolving credit facility and a $0.1 million standby letter of credit used as collateral for THB’s real estate location.

We manage our cash balances in order to fund our day-to-day operations. Our accounts receivable consists primarily of investment management fees that have been earned but not yet received from clients, income and other taxes receivable, and amounts receivable from the funds. We perform a review of our receivables on a monthly basis to assess collectability. We maintained a $100.0 million revolving credit facility at March 31, 2024 and December 31, 2023 (under the 2019 Credit Agreement) which had approximately $100.0 million undrawn as of March 31, 2024 and December 31, 2023.

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

2020 Swap Transaction

In the fourth quarter of 2023, the Company monetized the gain on the floating-to-fixed interest rate swap transaction (“Swap”) entered into in 2020 to effectively fix the interest rate on $450 million of its outstanding Term Loan through the Term Loan maturity date of July 2026.

The deferred gain on the termination of the Swap is being amortized on a straight-line basis through July 1, 2026 and is included in interest expense and other financing costs on the unaudited Condensed Consolidated Statements of Operations. As of March 31, 2024 and December 31, 2023, the unamortized deferred gain on Swap monetization was $37.5 million and $41.6 million, respectively, before tax.

The Swap was designated as a cash flow hedge. Prior to its termination, the Swap was measured at fair value with mark-to-market gains or losses deferred and included in AOCI(L), net of tax, to the extent the hedge was determined to be effective. Gains or losses were reclassified to interest expenses and other financing costs on the unaudited Condensed Consolidated Statements of Operations in the same period during which the hedged transaction affected earnings.

For the three months ended March 31, 2023, the Company reclassified income of $4.2 million, respectively, from accumulated other comprehensive income (loss) to interest expense and other financing costs on the unaudited Condensed Consolidated Statements of Operations as a result of changes in the fair value of the Swap.

Due to the termination of the Swap, there was no amount receivable from the Swap counterparty at March 31, 2024 and December 31, 2023. Refer to Note 14, Derivatives, for further information on the Swap.

Contingent Consideration

At March 31, 2024, the Company had $149.4 million in contingent consideration that is estimated to be payable over the next year and three years resulting from the WestEnd Acquisition. For the three months ended March 31, 2024, the Company recorded an increase of $12.2 million in the contingent payment liability associated with the WestEnd Acquisition, which is included in consideration payable for acquisition of business in the unaudited Condensed Consolidated Balance Sheets. In March 2024, the Company paid $80.0 million in cash to sellers for the first WestEnd earn out period payment. At March 31, 2024, the estimated fair value of the WestEnd Acquisition contingent payments was $149.4 million, and a maximum of $240.0 million in contingent consideration ($80.0 million per year) is potentially payable to sellers.

There were no other significant changes to our contractual obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Cash Flows

The following table is derived from our unaudited Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash provided by operating activities	$68,684	$64,156
Net cash used in investing activities	(910)	(1,546)
Net cash used in financing activities	(111,342)	(62,469)

Operating Activities – Cash provided by operating activities during the three months ended March 31, 2024 was $68.7 million, compared to $64.2 million of cash provided by operating activities for the same period in 2023. The $4.5 million increase in cash provided by operating activities was primarily due to increases of $6.4 million and $1.4 million in net income and working capital items, respectively, partially offset by a decrease of $3.3 million in non-cash items.

Cash provided by operating activities during the three months ended March 31, 2023 was $64.2 million and consisted of $49.3 million of net income and $30.1 million of non-cash items, partially offset by $15.2 million in working capital items.

Investing Activities – Cash used in investing activities during the three months ended March 31, 2024 was $0.9 million and consisted of net trading activity of $0.4 million and $0.5 million of property and equipment purchases. The nature of our trading activities is further described in Note 2, Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.

Cash used in investing activities during the three months ended March 31, 2023 was $1.5 million and consisted of net trading activity of $1.0 million and $0.6 million of property and equipment purchases.

Financing Activities – Cash used in financing activities during the three months ended March 31, 2024 was $111.3 million and was mostly attributable to payment of consideration for acquisition, payment of dividends, payment of taxes related to net share settlements, and repurchases of common stock of $80.0 million, $22.4 million, $6.0 million, and $2.9 million, respectively.

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

The value of our AUM was approximately $170 billion at March 31 2024. A 10% increase or decrease in the value of our AUM, if proportionately distributed over all of our strategies, products and client relationships, would cause an annualized increase or decrease in our revenues of approximately $90.1 million at our weighted-average fee rate of 53 basis points for the quarter ended March 31, 2024. Because of declining fee rates from larger relationships and differences in our fee rates across investment strategies, a change in the composition of our AUM, in particular, an increase in the proportion of our total AUM attributable to strategies, clients or relationships with lower effective fee rates, could have a material negative impact on our overall weighted-average fee rate. The same 10% increase or decrease in the value of our total AUM, if attributed entirely to a proportionate increase or decrease in the AUM of the Victory Funds, to which we provide a range of services in addition to those provided to institutional separate accounts, would cause an annualized increase or decrease in our revenues of approximately $102.0 million at the Victory Funds’ aggregate weighted-average fee rate of 60 basis points for the quarter ended March 31, 2024. If the same 10% increase or decrease in the value of our total AUM was attributable entirely to a proportionate increase or decrease in the assets of our institutional separate accounts, it would cause an annualized increase or decrease in our revenues of approximately $69.7 million at the weighted-average fee rate across all of our institutional separate accounts of 41 basis points for the quarter ended March 31, 2024.

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

We have not adopted a corporate-level risk management policy to manage this exchange rate risk. Assuming 11% of our AUM are invested in securities denominated in currencies other than the U.S. dollar and excluding the impact of any hedging arrangement, a 10% increase or decrease in the value of the U.S. dollar would decrease or increase the fair value of our AUM by approximately $1.9 billion, which would cause an annualized increase or decrease in revenues of approximately $9.9 million at our weighted-average fee rate for the business of 53 basis points for the quarter ended March 31, 2024.

Interest Rate Risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. On March 27, 2020, the Company executed the Swap, a floating-to-fixed interest rate swap transaction, to effectively fix the interest rate at 3.465% on $450 million of its outstanding Term Loan through the Term Loan maturity date of July 2026. On February 18, 2021, pursuant to the Second Amendment, the Company lowered the spread on the Term Loan by 0.25% resulting in a new fixed rate of 3.215% on the $450 million of Term Loan subject to the Swap. On September 26, 2022, the Company and the Swap counterparty executed an amendment to the Swap to update LIBOR conventions to SOFR conventions and to modify the fixed rate for the change from three-month LIBOR to three-month Term SOFR effective on October 6, 2022. On October 30, 2023, the Company monetized the gain on the Swap and entered into an agreement to terminate the Swap, which was effective on October 30, 2023. Refer to Note 14, Derivatives, for further information on the Swap. At March 31, 2024, we were exposed to interest rate risk as a result of the amounts outstanding under the 2019 Credit Agreement, as amended. Refer to Note 9, Debt, for a description of the amounts outstanding as of such date and the applicable interest rate.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) at March 31, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. The Company is not currently a party to any material legal proceedings.

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC and the information contained in this report. The declaration, payment and determination of the amount of our quarterly dividends may change at any time. In making decisions regarding our quarterly dividends, we consider general economic and business conditions, our strategic plans and prospects, our businesses and investment opportunities, our financial condition and operating results, working capital requirements and anticipated cash needs, contractual restrictions (including under the terms of our 2019 Credit Agreement as amended) and legal, tax, regulatory and such other factors as we may deem relevant. There have been no material changes to the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

No shares were repurchased by the Company during the three months ended March 31, 2024. For the same period in 2023, the Company repurchased 1.0 million shares of Common Stock at a total cost of $32.9 million, which included $0.2 million of excise taxes payable on shares repurchased, for an average price of $31.88 per share.

As of March 31, 2024, $95.2 million was available for future repurchases under the 2024 Share Repurchase Program, and a cumulative total of 11.3 million shares of Common Stock had been repurchased under programs authorized by the Company’s Board of Directors at a total cost of $295.8 million for an average price of $26.26 per share.

The following table sets out information regarding purchases of equity securities by the Company for the three months ended March 31, 2024.

				Approximate Dollar Value
	Total Number of		Total Number of Shares of	That May Yet Be Purchased
	Shares of	Average Price	Stock Purchased as Part of	Under Outstanding
	Common Stock	Paid Per Share	Publicly Announced	Plans or Programs
Period	Purchased	of Common Stock	Plans or Programs	(in millions)
Jan 1-31, 2024	—	$—	—	$95.2
Feb 1-29, 2024	—	—	—	95.2
March 1-31, 2024	—	—	—	95.2
Total	—	$—	—

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

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
101

The following information formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2024 and 2023, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023, (v) Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2024 and 2023; (vi) Notes to Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2024 and 2023.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of May, 2024.

VICTORY CAPITAL HOLDINGS, INC.

By:	/s/ MICHAEL D. POLICARPO
	Name:	Michael D. Policarpo
	Title:	President, Chief Financial Officer and Chief Administrative Officer