Form 10-Q
period 2024-06-30
Victory Capital Holdings, Inc.
filed 2024-08-09
CIK 1570827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

The number of outstanding shares of the registrant’s Common Stock, par value $0.01 per share as of July 31, 2024 was 64,875,913.

Auditor’s PCAOB ID Number: 42 Auditor Name: Ernst & Young LLP Auditor Location: Cleveland, Ohio

Forward-Looking Statements

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

Forward‑looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Although we believe the expectations reflected in the forward‑looking statements are reasonable, we can give no assurance that these expectations will prove to have been correct. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. Actual events, results and outcomes may differ materially from our expectations due to a variety of known and unknown risks, uncertainties and other factors. Although it is not possible to identify all of these risks and factors, they include, among others, the following; risks that the conditions to closing the Amundi Transaction will be satisfied and such transaction will close on the anticipated timeline, if at all; risks associated with the expected benefits or impact on our business; reductions in assets under management (“AUM”) based on investment performance, client withdrawals, difficult market conditions and other factors such as the conflicts in Ukraine and Israel or a pandemic; the nature of our contracts and investment advisory agreements; our ability to maintain historical returns and sustain our historical growth; our dependence on third parties to market our strategies and provide products or services for the operation of our business; our ability to retain key investment professionals or members of our senior management team; our reliance on the technology systems supporting our operations; our ability to successfully acquire and integrate new companies; the concentration of our investments in long only small‑ and mid‑cap equity and U.S. clients; risks and uncertainties associated with non‑U.S. investments; our efforts to establish and develop new teams and strategies; the ability of our investment teams to identify appropriate investment opportunities; our ability to limit employee misconduct; our ability to meet the guidelines set by our clients; our exposure to potential litigation (including administrative or tax proceedings) or regulatory actions; our ability to implement effective information and cyber security policies, procedures and capabilities; our substantial indebtedness; the potential impairment of our goodwill and intangible assets; disruption to the operations of third parties whose functions are integral to our exchange traded fund (“ETF”) platform; our determination that we are not required to register as an “investment company” under the 1940 Act; the fluctuation of our expenses; our ability to respond to recent trends in the investment management industry; the level of regulation on investment management firms and our ability to respond to regulatory developments; the competitiveness of the investment management industry; the level of control over us retained by Crestview Partners II GP, L.P.; our status as an emerging growth company ("EGC"); and other risks and factors included, but not limited to, those listed under the caption “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2024, which is accessible on the SEC’s website at www.sec.gov.

In light of these risks, uncertainties and other factors, the forward‑looking statements contained in this report might not prove to be accurate. All forward‑looking statements speak only as of the date made and we undertake no obligation to update or revise publicly any forward‑looking statements, whether as a result of new information, future events or otherwise.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except shares data)

	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$118,970	$123,547
Receivables	100,660	87,570
Prepaid expenses	6,979	5,785
Investments, at fair value	33,759	31,808
Property and equipment, net	15,599	19,578
Goodwill	981,805	981,805
Other intangible assets, net	1,271,200	1,281,832
Other assets	12,309	10,691
Total assets	$2,541,281	$2,542,616

Liabilities and stockholders' equity
Accounts payable and accrued expenses	$54,528	$56,477
Accrued compensation and benefits	54,020	55,456
Consideration payable for acquisition of business	141,200	217,200
Deferred tax liability, net	142,418	128,714
Other liabilities	44,579	42,499
Long-term debt, net	981,724	989,269
Total liabilities	1,418,469	1,489,615

Stockholders' equity
Common stock, $0.01 par value per share: 2024 - 600,000,000 shares authorized, 83,454,313 shares issued and 64,808,655 shares outstanding; 2023 -600,000,000 shares authorized, 82,404,305 shares issued and 64,254,714 shares outstanding	835	824
Additional paid-in capital	741,490	728,283
Treasury stock, at cost: 2024 - 18,645,658 shares; 2023 - 18,149,591 shares	(464,944)	(444,286)
Accumulated other comprehensive income	25,024	31,328
Retained earnings	820,407	736,852
Total stockholders' equity	1,122,812	1,053,001
Total liabilities and stockholders' equity	$2,541,281	$2,542,616

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Investment management fees	$173,163	$159,410	$342,948	$316,246
Fund administration and distribution fees	46,458	44,816	92,530	89,300
Total revenue	219,621	204,226	435,478	405,546

Expenses
Personnel compensation and benefits	55,660	54,940	115,114	112,542
Distribution and other asset-based expenses	36,474	37,344	72,737	74,998
General and administrative	14,385	13,250	28,397	25,638
Depreciation and amortization	7,551	9,650	15,152	21,330
Change in value of consideration payable for acquisition of business	(8,200)	1,500	4,000	8,900
Acquisition-related costs	3,049	16	4,075	18
Restructuring and integration costs	105	—	597	29
Total operating expenses	109,024	116,700	240,072	243,455

Income from operations	110,597	87,526	195,406	162,091

Other income (expense)
Interest income and other income (expense)	1,557	1,971	5,122	3,515
Interest expense and other financing costs	(16,279)	(14,902)	(32,765)	(29,141)
Loss on debt extinguishment	(100)	—	(100)	—
Total other expense, net	(14,822)	(12,931)	(27,743)	(25,626)

Income before income taxes	95,775	74,595	167,663	136,465

Income tax expense	(21,524)	(17,924)	(37,721)	(30,521)

Net income	$74,251	$56,671	$129,942	$105,944

Earnings per share of common stock
Basic	$1.15	$0.85	$2.01	$1.58
Diluted	$1.12	$0.83	$1.97	$1.53

Weighted average number of shares outstanding
Basic	64,734	66,466	64,561	66,874
Diluted	66,075	68,500	66,025	69,037

Dividends declared per share of common stock	$0.37	$0.32	$0.705	$0.64

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$74,251	$56,671	$129,942	$105,944

Other comprehensive income (loss), net of tax
Net unrealized income (loss) on cash flow hedges	—	3,919	—	(1,169)
Net amortization of deferred gain on terminated cash flow hedges	(3,139)	—	(6,278)	—
Net unrealized income (loss) on foreign currency translation	(1)	(6)	(26)	14
Total other comprehensive income (loss), net of tax	(3,140)	3,913	(6,304)	(1,155)

Comprehensive income	$71,111	$60,584	$123,638	$104,789

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In thousands)

				Accumulated
			Additional	Other
	Common	Treasury	Paid-In	Comprehensive	Retained
	Stock	Stock	Capital	Income (Loss)	Earnings	Total
Balance, December 31, 2023	$824	$(444,286)	$728,283	$31,328	$736,852	$1,053,001
Issuance of common stock	—	—	75	—	—	75
Shares withheld related to net settlement of equity awards	—	(13,253)	—	—	—	(13,253)
Vesting of restricted share grants	4	—	(4)	—	—	—
Exercise of options	4	—	3,193	—	—	3,197
Other comprehensive loss	—	—	—	(3,164)	—	(3,164)
Share-based compensation	—	—	3,970	—	—	3,970
Dividends paid	—	—	—	—	(22,384)	(22,384)
Net income	—	—	—	—	55,691	55,691
Balance, March 31, 2024	832	(457,539)	735,517	28,164	770,159	1,077,133
Issuance of common stock	—	—	63	—	—	63
Shares withheld related to net settlement of equity awards	—	(7,405)	—	—	—	(7,405)
Exercise of options	3	—	2,143	—	—	2,146
Other comprehensive loss	—	—	—	(3,140)	—	(3,140)
Share-based compensation	—	—	3,767	—	—	3,767
Dividends paid	—	—	—	—	(24,003)	(24,003)
Net income	—	—	—	—	74,251	74,251
Balance, June 30, 2024	$835	$(464,944)	$741,490	$25,024	$820,407	$1,122,812

				Accumulated
			Additional	Other
	Common	Treasury	Paid-In	Comprehensive	Retained
	Stock	Stock	Capital	Income (Loss)	Earnings	Total
Balance, December 31, 2022	$805	$(285,425)	$705,466	$35,442	$609,122	1,065,410
Issuance of common stock	—	—	60	—	—	60
Repurchase of shares	—	(32,903)	—	—	—	(32,903)
Shares withheld related to net settlement of equity awards	—	(11,656)	—	—	—	(11,656)
Vesting of restricted share grants	7	—	(7)	—	—	—
Exercise of options	3	—	1,707	—	—	1,710
Other comprehensive loss	—	—	—	(5,068)	—	(5,068)
Share-based compensation	—	—	4,252	—	—	4,252
Dividends paid	—	—	—	—	(22,524)	(22,524)
Net income	—	—	—	—	49,273	49,273
Balance, March 31, 2023	815	(329,984)	711,478	30,374	635,871	1,048,554
Issuance of common stock	—	—	51	—	—	51
Repurchase of shares	—	(44,496)	—	—	—	(44,496)
Shares withheld related to net settlement of equity awards	—	(3,190)	—	—	—	(3,190)
Exercise of options	2	—	1,437	—	—	1,439
Other comprehensive income	—	—	—	3,913	—	3,913
Share-based compensation	—	—	4,242	—	—	4,242
Dividends paid	—	—	—	—	(21,083)	(21,083)
Net income	—	—	—	—	56,671	56,671
Balance, June 30, 2023	$817	$(377,670)	$717,208	$34,287	$671,459	$1,046,101

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net income	$129,942	$105,944
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	15,741	12,003
Depreciation and amortization	15,152	21,330
Deferred financing costs, accretion expense and derivative gains/losses	(6,149)	2,104
Stock-based and deferred compensation	10,131	11,356
Change in fair value of contingent consideration obligations	4,000	8,900
Unrealized (appreciation) depreciation on investments	(1,161)	(1,375)
Loss on debt extinguishment	100	—
Changes in operating assets and liabilities:
Receivables	(14,836)	(8,491)
Prepaid expenses	(1,194)	(928)
Other assets	(479)	(1,999)
Accounts payable and accrued expenses	(223)	5,388
Accrued compensation and benefits	(1,919)	(12,279)
Other liabilities	(717)	(391)
Net cash provided by operating activities	148,388	141,562

Cash flows from investing activities
Purchases of property and equipment	(725)	(2,572)
Purchases of investments	(1,879)	(4,292)
Sales of investments	1,089	2,942
Net cash used in investing activities	(1,515)	(3,922)

Cash flows from financing activities
Issuance of common stock	5,481	3,260
Repurchase of common stock	(5,090)	(79,912)
Payments of taxes related to net share settlement of equity awards	(15,081)	(11,775)
Payment of debt financing fees	(813)	—
Repayments of long-term senior debt	(9,519)	—
Payment of dividends	(46,387)	(43,607)
Payment of consideration for acquisition	(80,000)	—
Net cash used in financing activities	(151,409)	(132,034)

Effect of changes of foreign exchange rate on cash and cash equivalents	(41)	3

Net increase (decrease) in cash and cash equivalents	(4,577)	5,609
Cash and cash equivalents, beginning of period	123,547	38,171
Cash and cash equivalents, end of period	$118,970	$43,780

Supplemental cash flow information
Cash paid for interest	$39,766	$32,729
Cash paid for income taxes	30,108	24,465
Noncash items
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$2,862	$—

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

VCM is a registered investment adviser and provides mutual fund administrative services for the Victory Portfolios, Victory Variable Insurance Funds, the mutual fund series of the Victory Portfolios II and the Victory Portfolios III (collectively, the “Victory Funds”), a family of open-end mutual funds, and the VictoryShares (the Company’s ETF brand). Additionally, VCM employs all of the Company’s United States investment professionals across its Franchises and Solutions, which are not separate legal entities. VCM’s wholly-owned subsidiaries include RS Investment Management (Singapore) Pte. Ltd., RS Investments (UK) Limited, Victory Capital Digital Assets, LLC and NEC Pipeline LLC. VCM’s other wholly-owned subsidiary, RS Investments (HK) Limited, ceased operations in May 2023, and was deregistered and dissolved in May 2024.

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

On April 16, 2024, the Company and Amundi Asset Management S.A.S ("Amundi') announced that they had signed a non-binding Memorandum of Understanding to combine Amundi US into Victory, for Amundi to become a strategic shareholder of Victory, and to establish long-term global distribution agreements. On July 9, 2024, the Company announced that it had reached a definitive agreement with Amundi for their previously announced transaction. Refer to Note 15, Subsequent Events, for further information.

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

In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the financial condition, results of operations, and cash flows for the interim periods presented. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

NOTE 3. Revenue RECOGNITION

In accordance with revenue recognition standard requirements, the following table disaggregates our revenue by type and product:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Investment management fees
Mutual funds (Victory Funds)	$116,550	$109,689	$231,723	$218,105
ETFs (VictoryShares)	5,515	5,260	10,694	10,701
Separate accounts and other vehicles	49,061	42,653	96,373	85,235
Performance-based fees
Mutual funds (Victory Funds III)	1,949	1,712	3,972	2,402
Separate accounts and other vehicles	88	96	186	(197)
Total investment management fees	173,163	159,410	342,948	316,246

Fund administration and distribution fees
Administration fees
Mutual funds (Victory Funds)	$26,775	$24,927	$53,109	$49,303
ETFs (VictoryShares)	772	724	1,516	1,434
Distribution fees
Mutual funds (Victory Funds)	5,549	5,590	11,132	11,330
Transfer agent fees
Mutual funds (Victory Funds III)	13,362	13,575	26,773	27,233
Total fund administration and distribution fees	46,458	44,816	92,530	89,300

Total revenue	$219,621	$204,226	$435,478	$405,546

The following table presents balances of receivables:

(in thousands)	June 30, 2024	December 31, 2023
Customer receivables
Mutual funds (Victory Funds)	$56,201	$55,858
ETFs (VictoryShares)	2,233	2,079
Separate accounts and other vehicles	34,567	28,189
Receivables from contracts with customers	93,001	86,126
Non-customer receivables	7,659	1,444
Total receivables	$100,660	$87,570

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

For the three and six months ended June 30, 2023, the increase in the USAA AMCO contingent consideration liability of $1.7 million and $6.0 million, respectively, was recorded in change in value of consideration payable for acquisition of business in the unaudited Condensed Consolidated Statements of Operations.

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

For the three and six months ended June 30, 2024, the Company recorded $0.5 million and $1.5 million in NEC contingent payment compensation expense, which is included in personnel compensation and benefits in the unaudited Condensed Consolidated Statements of Operations. Expense recorded for the three and six months ended June 30, 2023 was $1.4 million and $3.0 million, respectively.

The liability for NEC contingent payments totaled $15.2 million and $13.7 million as of June 30, 2024 and December 31, 2023, respectively, which is included in accrued compensation and benefits in the unaudited Condensed Consolidated Balance Sheets.

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

The estimated fair value of contingent consideration payable to sellers was $141.2 million as of June 30, 2024 and $217.2 million as of December 31, 2023, respectively. In the first quarter of 2024, the Company paid $80.0 million in cash to sellers as a catch-up payment for the first earn-out period.

For the three and six months ended June 30, 2024, the change in the liability was a decrease of $8.2 million and an increase of $4.0 million, respectively. For the three and six months ended June 30, 2023, the change in the liability was a decrease of $0.2 million and an increase of $2.9 million, respectively. The impact of decreasing or increasing the valuation of the contingent consideration liability is recorded in change in value of consideration payable for acquisition of business in the unaudited Condensed Consolidated Statements of Operations.

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

Significant inputs to the valuation of contingent consideration payable to sellers as of June 30, 2024 and December 31, 2023 are as follows and are approximate values:

	June 30, 2024	December 31, 2023
Net revenue 5 year average annual growth rate	17%	22%
Market price of risk adjustment for revenue (continuous)	7%	7%
Revenue volatility	21%	21%
Discount rate	7%	7%
Years remaining in earn out period	3.3	3.8
Undiscounted estimated remaining earn out payments $ millions	$160- $240	$243 - $320

Amundi US Acquisition

On April 16, 2024, the Company and Amundi announced a non-binding Memorandum of Understanding to combine Amundi US into Victory, for Amundi to become a strategic shareholder of Victory, and to establish long-term global distribution agreements. In exchange, Amundi would receive a 26.1% economic stake in Victory, with no cash payment involved, and would have two of its representatives joining the Company’s Board of Directors when the transaction closes. Refer to Note 15, Subsequent Events, for developments related to the Amundi US Acquisition subsequent to June 30, 2024.

Acquisition-related costs

Acquisition-related costs include legal fees, advisory services, mutual fund proxy voting costs and other one-time expenses related to business combinations. The Company expensed $3.1 million and $4.1 million in acquisition-related costs in the three and six months ended June 30, 2024 ($0.0 million in 2023), respectively. These amounts are included in acquisition-related costs in the unaudited Condensed Consolidated Statements of Operations and relate primarily to the Amundi US Acquisition.

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

The following table presents assets and liabilities measured at fair value on a recurring basis:

	As of June 30, 2024
(in thousands)	Total	Level 1	Level 2	Level 3
Financial Assets
Money market fund	$103,148	$103,148	$—	$—
Investments in proprietary funds	561	561	—	—
Deferred compensation plan investments	33,198	33,198	—	—
Total Financial Assets	$136,907	$136,907	$—	$—
Financial Liabilities
Contingent consideration arrangements	(141,200)	—	—	(141,200)
Total Financial Liabilities	$(141,200)	$—	$—	$(141,200)

	As of December 31, 2023
(in thousands)	Total	Level 1	Level 2	Level 3
Financial Assets
Money market fund	$109,183	$109,183	$—	$—
Investments in proprietary funds	534	534	—	—
Deferred compensation plan investments	31,274	31,274	—	—
Total Financial Assets	$140,991	$140,991	$—	$—
Financial Liabilities
Contingent consideration arrangements	(217,200)	—	—	$(217,200)
Total Financial Liabilities	$(217,200)	$—	$—	$(217,200)

Level 1 assets consist of money market funds and open-end mutual funds. The fair values for these assets are determined utilizing quoted market prices for identical assets.

Contingent consideration arrangements represent the WestEnd earn-out payment liability, which is included in consideration payable for acquisition of business in the unaudited Condensed Consolidated Balance Sheets.

Significant unobservable inputs for the option pricing model used to determine the estimated fair value of the WestEnd Acquisition earn-out payment liability include the WestEnd net revenue projected growth rate, revenue volatility, market price of risk and discount rate. An increase in the projected growth rate for net revenue results in a higher fair value for the earn-out payment liability while an increase in the discount rate results in a lower fair value for the earn-out payment liability. An increase in the market price of risk and revenue volatility results in a lower fair value. Refer to Note 4, Acquisitions, for further details related to the valuation of contingent consideration payable related to the WestEnd Acquisition.

Changes in the fair value of contingent consideration arrangement liabilities, realized or unrealized, are recorded in earnings and are included in change in value of consideration payable for acquisition of business in the unaudited Condensed Consolidated Statements of Operations.

The following table presents the balance of the change in contingent consideration arrangement liabilities for the six months ended June 30, 2024:

(in thousands)	Contingent Consideration Liabilities
Balance, December 31, 2023	$217,200
WestEnd earn-out payment	(80,000)
WestEnd change in fair value measurement	4,000
Balance, June 30, 2024	$141,200

There were no transfers between any of the Level 1, 2 and 3 categories in the fair value measurement hierarchy from December 31, 2023 to June 30, 2024. The Company recognizes transfers at the end of the reporting period.

The net carrying value of accounts receivable and accounts payable approximates fair value due to the short‑term nature of these assets and liabilities. The fair value of our long-term debt as of June 30, 2024 is considered to be its carrying value as the interest rate on the bank debt is variable and approximates current market rates. As a result, Level 2 inputs are utilized to determine the fair value of our long‑term debt.

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

(in thousands)	June 30, 2024	December 31, 2023
Related party assets
Cash and cash equivalents	$103,148	$109,183
Receivables (investment management fees)	47,432	46,217
Receivables (fund administration and distribution fees)	14,775	14,238
Prepaid expenses	1,281	730
Investments (investments in proprietary funds, fair value)	561	534
Investments (deferred compensation plan investments, fair value)	33,063	31,143
Total	$200,260	$202,045

Related party liabilities
Accounts payable and accrued expenses (fund reimbursements)	$5,664	$5,641

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Related party revenue
Investment management fees	$131,182	$121,910	$259,517	$241,893
Fund administration and distribution fees	46,458	44,816	92,530	89,300
Total	$177,640	$166,726	$352,047	$331,193

Related party expense
General and administrative	$106	$127	$218	$249

Related party other income (expense)
Interest income and other income (expense)	$1,282	$1,331	$4,568	$2,795

NOTE 7. Investments

As of June 30, 2024 and December 31, 2023, the Company had investments in proprietary funds and deferred compensation plan investments. Investments in proprietary funds consist entirely of seed capital investments in certain Victory Funds. Deferred compensation plan investments are held under deferred compensation plans and consist of investments in Victory Funds.

Unrealized and realized gains and losses on investments in proprietary funds and deferred compensation plan investments are recorded in earnings as interest income and other income (expense).

Investments in Proprietary Funds

The following table presents a summary of the cost and fair value of investments in proprietary funds:

		Gross Unrealized		Fair
(in thousands)	Cost	Gains	(Losses)	Value
As of June 30, 2024	$572	$70	$(81)	$561
As of December 31, 2023	569	55	(90)	534

There were no sales of investments in proprietary funds and realized gains and losses during the three and six months ended June 30, 2024. The following table presents proceeds from sales of investments in proprietary funds and realized gains and losses recognized during the three and six months ended June 30, 2023.

	Sale	Realized
(in thousands)	Proceeds	Gains	(Losses)
For the three months ended June 30, 2023	$32	$4	$—
For the six months ended June 30, 2023	32	4	—

Deferred Compensation Plan Investments

The following table presents a summary of the cost and fair value of deferred compensation plan investments:

		Gross Unrealized		Fair
(in thousands)	Cost	Gains	(Losses)	Value
As of June 30, 2024	$30,957	$2,492	$(251)	$33,198
As of December 31, 2023	30,109	1,610	(445)	31,274

The following table presents proceeds from sales of deferred compensation plan investments and realized gains and losses recognized during the three and six months ended June 30, 2024 and 2023:

	Sale	Realized
(in thousands)	Proceeds	Gains	(Losses)
For the three months ended June 30, 2024	$790	$59	$(17)
For the three months ended June 30, 2023	$939	$3	$(31)

	Sale	Realized
(in thousands)	Proceeds	Gains	(Losses)
For the six months ended June 30, 2024	$1,089	$81	$(22)
For the six months ended June 30, 2023	$2,910	$4	$(232)

NOTE 8. Income Taxes

The effective tax rate for the three and six months ended June 30, 2024 and 2023 differs from the United States federal statutory rate primarily as a result of state and local income taxes, excess tax benefits on share-based compensation and certain non-deductible expenses.

For the three months ended June 30, 2024 and 2023, the provision for income taxes was $21.5 million and $17.9 million, or 22.5% and 24.0%, of pre-tax income respectively. The effective tax rate for the three months ended June 30, 2024 was lower than the effective tax rate for the same period in 2023 due primarily to increased excess tax benefits on share-based compensation.

For the six months ended June 30, 2024 and 2023, the provision for income taxes was $37.7 million and $30.5 million, or 22.5% and 22.4%, of pre-tax income respectively.

No valuation allowance was recorded for deferred tax assets in the period ended June 30, 2024 and 2023.

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

NOTE 9. Debt

On June 7, 2024, the Company entered into the Fifth Amendment to the 2019 Credit Agreement, extending the maturity date of the $100,000,000 senior secured first lien revolving facility from July 1, 2024 to March 31, 2026, and decreasing the drawn interest rate margin by 0.50% per annum. The revolving facility otherwise remains subject to substantially the same terms as those set forth in the 2019 Credit Agreement. The Company incurred $1.0 million in upfront fees, arranger fees and other third party costs related to the Fifth Amendment to the 2019 Credit Agreement, which were recorded to revolving credit facility debt issuance cost in other assets.

The following table presents the components of long-term debt in the unaudited Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023.

	June 30,	December 31,	Interest Rate		Effective Interest Rate
(in thousands)	2024	2023	2024	2023	2024	2023
Term Loans
Due July 2026	$624,693	$630,680	7.65%	7.77%	8.05%	8.17%
Due December 2028	367,496	371,028	7.65%	7.77%	7.98%	8.10%
Term loan principal outstanding	992,189	1,001,708
Unamortized debt issuance costs	(7,412)	(8,753)
Unamortized debt discount	(3,053)	(3,686)
Long-term debt, net	$981,724	$989,269

The Company elects to use three-month Term SOFR plus a ten-point credit spread adjustment plus the margin on SOFR required by the 2019 Credit Agreement to pay interest on its debt.

The 2019 Credit Agreement contains customary affirmative and negative covenants, including covenants that affect, among other things, the ability of the first lien leverage ratio, measured as of the last day of each fiscal quarter on which outstanding borrowings under the revolving credit facility exceed 35.0% of the commitments thereunder (excluding certain letters of credit), of no greater than 3.80 to 1.00. As of June 30, 2024, there were no outstanding borrowings under the revolving credit facility and the Company was in compliance with its financial performance covenant.

Repayments of outstanding term loans under the 2019 Credit Agreement totaled $9.5 million for the three and six months ended June 30, 2024. The Company recognized a loss on debt extinguishment of $0.1 million in the three and six months ended June 30, 2024, due to the repayments of term loan principal.

There were no repayments of outstanding term loans under the 2019 Credit Agreement during the three and six months ended June 30, 2023, and no loss on debt extinguishment was recorded in these periods.

The following table presents the components of interest expense and other financing costs on the unaudited Condensed Consolidated Statements of Operations for the periods ended June 30, 2024 and 2023.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Interest expense	$19,202	$18,406	$38,665	$35,683
Amortization of debt issuance costs	802	756	1,557	1,504
Amortization of debt discount	301	302	603	600
Interest rate swap (income) expense	—	(4,683)	—	(8,889)
Amortization of deferred gain on terminated interest rate swap	(4,155)	—	(8,309)	—
Other	129	121	249	243
Total	$16,279	$14,902	$32,765	$29,141

Refer to Note 15, Subsequent Events, for developments related to the 2019 Credit Agreement subsequent to June 30, 2024.

NOTE 10. Equity

Shares Rollforward

The following tables present the changes in the number of shares of common stock issued and repurchased (in thousands):

	Shares of Common Stock Issued	Shares of Treasury Stock
Balance, December 31, 2023	82,404	(18,150)
Issuance of shares	2	—
Vesting of restricted share grants	382	—
Exercise of options	378	—
Shares withheld related to net settlement of equity awards	—	(345)
Balance, March 31, 2024	83,166	(18,495)
Issuance of shares	1	—
Vesting of restricted share grants	18	—
Exercise of options	269	—
Shares withheld related to net settlement of equity awards	—	(151)
Balance, June 30, 2024	83,454	(18,646)

	Shares of Common Stock Issued	Shares of Treasury Stock
Balance, December 31, 2022	80,528	(13,203)
Issuance of shares	3	—
Repurchase of shares	—	(1,032)
Vesting of restricted share grants	680	—
Exercise of options	295	—
Shares withheld related to net settlement of equity awards	—	(390)
Balance, March 31, 2023	81,506	(14,625)
Issuance of shares	2	—
Repurchase of shares	—	(1,380)
Vesting of restricted share grants	27	—
Exercise of options	191	—
Shares withheld related to net settlement of equity awards	—	(102)
Balance, June 30, 2023	81,726	(16,107)

Shares Repurchased and Withheld

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

No shares were repurchased by the Company during the three and six months ended June 30, 2024. For the same periods in 2023, the Company repurchased 1.4 million and 2.4 million, respectively, shares of Common Stock at a total cost of $44.5 million and $77.4 million, which included $0.2 million and $0.6 million of excise taxes payable on shares repurchased, for an average price of $32.25 and $32.09 per share.

As of June 30, 2024, $95.2 million was available for future repurchases under the 2024 Share Repurchase Program, and a cumulative total of 11.3 million shares of Common Stock had been repurchased under programs authorized by the Company’s Board of Directors at a total cost of $295.8 million for an average price of $26.26 per share.

Shares Withheld for net settlement of employee equity awards

During the three months ended June 30, 2024, the Company net settled 0.2 million shares of Common Stock for $7.4 million to satisfy $5.3 million in employee tax obligations and $2.1 million in employee stock option exercise prices. During the same period in 2023, 0.1 million shares were net settled for $3.2 million to satisfy $1.8 million of employee tax obligations and $1.4 million of employee stock option exercise prices.

During the six months ended June 30, 2024, the Company net settled 0.5 million shares of Common Stock for $20.7 million to satisfy $15.6 million in employee tax obligations and $5.1 million in employee stock option exercise prices. During the same period in 2023, 0.5 million shares were net settled for $14.8 million to satisfy $11.8 million of employee tax obligations and $3.0 million of employee stock option exercise prices.

Dividend Payments

Dividends paid or payable for the six months ended June 30, 2024 totaled $46.4 million and included quarterly dividends of $45.6 million and $0.8 million in cash bonuses and distributions related to dividends previously declared upon vesting of restricted stock. During the same period in 2023, dividends paid or payable totaled $43.6 million and included quarterly dividends of $42.5 million and $1.1 million in cash bonuses and distributions related to dividends previously declared upon vesting of restricted stock.

As of June 30, 2024 and December 31, 2023, the amount of cash bonuses and distributions related to dividends previously declared on unvested and outstanding restricted share awards and stock options totaled $1.0 million and $1.2 million, respectively, which was not recorded as a liability as of the balance sheet date. A liability will be recorded for these cash bonuses and dividends when the restricted shares and options vest.

NOTE 11. Share‑Based Compensation

Amendment to the 2018 Stock Incentive Plan

On May 8, 2024, the Company’s stockholders approved an amendment to the Company’s 2018 Stock Incentive Plan (the “2018 Plan”) which increased the number of shares of Common Stock, par value $0.01 per share, authorized for issuance under the 2018 Plan by 2,800,000 shares to 6,172,484 shares. As of December 31, 2023, 799,111 shares remained available for grant of the 3,372,484 shares originally authorized for issuance under the 2018 Plan.

Current Period Activity

During the three months ended June 30, 2024, the Company issued restricted stock awards for 7,661 shares of Common Stock, of which awards for 5,747 shares were fully vested on the grant date, awards for 1,394 shares vest over two years, and awards for 520 shares cliff vest after two years.

For the six months ended June 30, 2024, the Company issued restricted stock awards for 473,633 shares of Common Stock, of which awards for 14,096 shares were fully vested on the grant date, awards for 73,794 shares vest over two years, awards for 1,534 shares cliff vest after two years, awards for 92,875 shares vest over three years, and awards for 291,334 shares vest over four years.

Stock option award and restricted stock award activity during the six months ended June 30, 2024 and 2023 was as follows:

	Shares Subject to Stock Option Awards
	Six Months Ended June 30,
	2024			2023
	Avg wtd	Avg wtd		Avg wtd	Avg wtd
	grant-date	exercise		grant-date	exercise
	fair value	price	Units	fair value	price	Units
Outstanding at beginning of period	$4.68	$8.76	1,801,853	$4.31	$7.57	2,884,180
Exercised	4.44	8.26	(646,698)	3.89	6.48	(486,176)
Outstanding at end of the period	$4.82	$9.04	1,155,155	$4.40	$7.79	2,398,004
Vested	$4.81	$9.01	978,957	$4.36	$7.68	2,221,806
Unvested	4.85	9.23	176,198	4.85	9.23	176,198

	Restricted Stock Awards
	Six Months Ended June 30,
	2024		2023
	Avg wtd grant-		Avg wtd grant-
	date fair value	Units	date fair value	Units
Unvested at beginning of period	$30.39	853,748	$25.38	1,153,515
Granted	40.11	473,633	29.88	480,562
Vested	30.72	(400,037)	22.60	(707,556)
Forfeited	33.76	(8,041)	28.24	(3,240)
Unvested at end of period	$35.23	919,303	$29.81	923,281

Share-Based Compensation Expense

The Company recorded $3.7 million and $4.2 million of share-based compensation expense in the three months ended June 30, 2024 and 2023, respectively, and $7.7 million and $8.5 million of share-based compensation expense in the six months ended June 30, 2024 and 2023, respectively, in personnel compensation and benefits in the unaudited Condensed Consolidated Statements of Operations.

NOTE 12. Earnings Per Share

The following table sets forth the reconciliation of basic earnings per share and diluted earnings per share from net income for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands except per share amounts)	2024	2023	2024	2023
Net income	$74,251	$56,671	$129,942	$105,944
Shares:
Basic: Weighted average number of shares outstanding	64,734	66,466	64,561	66,874
Plus: Incremental shares from assumed conversion of dilutive instruments	1,341	2,034	1,464	2,163
Diluted: Weighted average number of shares outstanding	66,075	68,500	66,025	69,037
Earnings per share
Basic:	$1.15	$0.85	$2.01	$1.58
Diluted:	$1.12	$0.83	$1.97	$1.53

Outstanding instruments excluded from the computation of weighted average shares for diluted earnings per share because the effect would be anti-dilutive were de minimis for the three and six months ended June 30, 2024 and 2023. Holders of non-vested share-based compensation awards do not have rights to receive nonforfeitable dividends on the shares covered by the awards.

NOTE 13. Accumulated Other Comprehensive Income (Loss)

The following table presents changes in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2024 and 2023.

		Cumulative
	Cash Flow	Translation
(in thousands)	Hedges (1)(2)	Adjustment	Total
Balance, December 31, 2023	$31,460	$(132)	$31,328
Other comprehensive income before reclassification and tax	—	(34)	(34)
Tax impact	—	8	8
Reclassification adjustments, before tax	(8,309)	—	(8,309)
Tax impact	2,031	—	2,031
Net current period other comprehensive income (loss)	(6,278)	(26)	(6,304)
Balance, June 30, 2024	$25,182	$(158)	$25,024
Balance, December 31, 2022	$35,614	$(172)	$35,442
Other comprehensive income (loss) before reclassification and tax	7,345	19	7,364
Tax impact	(1,783)	(5)	(1,788)
Reclassification adjustments, before tax	(8,889)	—	(8,889)
Tax impact	2,158	—	2,158
Net current period other comprehensive income (loss)	(1,169)	14	(1,155)
Balance, June 30, 2023	$34,445	$(158)	$34,287
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

The deferred gain on the termination of the Swap is being amortized on a straight-line basis through July 1, 2026 and is included in interest expense and other financing costs on the unaudited Condensed Consolidated Statements of Operations. As of June 30, 2024 and December 31, 2023, the unamortized deferred gain on Swap monetization was $33.3 million and $41.6 million, respectively, before tax.

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

The following tables summarize the classification of the Swap in our consolidated financial statements (in thousands):

		Three Months Ended		Six Months Ended
		June 30,		June 30,
Statement of Operations	Description	2024	2023	2024	2023
Interest income (expense) and other financing costs	Reclassification from AOCI - Swap income	$—	$4,683	$—	$8,889
Interest income (expense) and other financing costs	Reclassification from AOCI - Amortization of Swap deferred gain	4,155	—	8,309	—
Total		$4,155	$4,683	$8,309	$8,889

		Three Months Ended		Six Months Ended
		June 30,		June 30,
Statements of Comprehensive Income	Description	2024	2023	2024	2023
Other comprehensive income (loss)	Income (loss) recognized in AOCI(L), net of tax	$—	$3,919	$—	$(1,169)
Other comprehensive income (loss)	Amortization of deferred gain on terminated Swap, net of tax	(3,139)	—	(6,278)	—
Total		$(3,139)	$3,919	$(6,278)	$(1,169)

NOTE 15. SUBSEQUENT EVENTS

On July 1, 2024, the Company executed an agency succession agreement, by and among Barclays Bank PLC as the resigning administrative agent and collateral agent under the 2019 Credit Agreement and Royal Bank of Canada, as the successor administrative agent and collateral agent.

On July 9, 2024, the Company issued a press release announcing that it has entered into definitive agreements with Amundi whereby Amundi’s U.S. business (formerly Pioneer Investments) will be combined into the Company in exchange for a 26.1% economic stake in the Company, composed of newly issued shares of the Company’s Common Stock representing 4.9% of the number of issued and outstanding shares of Company Common Stock, after giving effect to that issuance, and the balance in newly issued shares of Company Preferred Stock. The parties have also entered into reciprocal 15-year distribution agreements, which will be effective upon closing of the transaction. The closing of the contemplated transaction is subject to customary closing conditions and regulatory approvals.

On August 8, 2024, the Company’s Board of Directors approved a regular quarterly cash dividend of $0.41 per share. The dividend is payable on September 25, 2024, to shareholders of record on September 10, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to the “Company,” “Victory,” or in the first-person notations of “we,” “us,” and “our” shall mean Victory Capital Holdings, Inc., a Delaware corporation, and its wholly-owned subsidiaries.

Objective

The objective of this section of the Quarterly Report on Form 10-Q is intended to provide a discussion and analysis, from management’s perspective, of the key performance indicators and material information necessary to assess our financial condition and results of operations for the three and six months ended June 30, 2024 and 2023 and cash flows for the six months ended June 30, 2024 and 2023. In addition, we also discuss the Company’s contractual and off-balance sheet arrangements. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2023. This discussion and analysis contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2023.

Overview

Our Business – Victory is a diversified global asset management firm with total client assets of $173.8 billion, assets under management of $168.7 billion and other assets of $5.1 billion as of June 30, 2024. The Company operates a next-generation business model combining boutique investment qualities with the benefits of an integrated, centralized operating and distribution platform.

The Company provides specialized investment strategies to institutions, intermediaries, retirement platforms and individual investors with 11 autonomous Investment Franchises and a Solutions Platform. Victory Capital offers a wide array of investment products, including actively and passively managed mutual funds, rules-based and active exchange traded funds (“ETFs”), institutional separate accounts, variable insurance products (“VIPs”), alternative investments, private closed end funds, and a 529 Education Savings Plan. Victory Capital’s strategies are also offered through third-party investment products, including mutual funds, third-party ETF model strategies, retail separately managed accounts (“SMAs”) and unified managed accounts (“UMAs”) through wrap account programs, Collective Investment Trusts (“CITs”), and undertakings for the collective investment in transferable securities (“UCITs”). As of June 30, 2024, our Franchises and our Solutions Platform collectively managed a diversified set of 122 investment strategies for a wide range of institutional and retail clients and direct investors.

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

We have grown our total client assets from $17.9 billion following the management-led buyout with Crestview GP in August 2013 to $173.8 billion at June 30, 2024. We attribute this growth to our success in sourcing acquisitions and evolving them into organic growers, generating strong investment returns, and developing institutional, retail, and direct investor channels with deep penetration.

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

Business Highlights

Assets under management:

•
AUM at June 30, 2024 decreased by $1.7 billion, or 1.0%, to $168.7 billion from $170.3 billion at March 31, 2024, driven by net outflows of $1.7 billion.
•
AUM at June 30, 2024 and 2023 was $168.7 billion and $157.2 billion, respectively. We generated $6.1 billion in gross flows and $1.7 billion in net outflows for the three months ended June 30, 2024 compared to $5.7 billion in gross flows and $1.4 billion in net outflows for the same period in 2023.
•
AUM at June 30, 2024 and 2023 was $168.7 billion and $157.2 billion, respectively. We generated $13.3 billion in gross flows and $2.9 billion in net outflows for the six months ended June 30, 2024 compared to $11.8 billion in gross flows and $2.6 billion in net outflows for the same period in 2023. Net flows for the six months ended June 30, 2024 were comprised of $2.7 billion and $0.1 billion of net long-term and short-term outflows, respectively.

Investment performance:

•
44 of our Victory Capital mutual funds and ETFs had overall Morningstar ratings of four or five stars and 68% of our fund and ETF AUM were rated four or five stars overall by Morningstar. 49% of our strategies by AUM had investment returns in excess of their respective benchmarks over a one-year period, 60% over a three-year period, 77% over a five-year period and 79% over a ten-year period. On an equal-weighted basis, 58% of our strategies have outperformed their benchmarks over a one-year period, 62% over a three-year period, 63% over a five-year period and 64% over a ten-year period.

Financial highlights:

•
Total revenue for the three months ended June 30, 2024 was $219.6 million compared to $204.2 million for the same period in 2023. For the six months ended June 30, 2024 and 2023, total revenue was $435.5 million and $405.5 million, respectively.
•
Net income was $74.3 million for the three months ended June 30, 2024 compared to $56.7 million for the same period in 2023. For the six months ended June 30, 2024 and 2023, net income was $129.9 million and $105.9 million, respectively.
•
Adjusted EBITDA was $116.5 million for the three months ended June 30, 2024, or 53.0% of revenue, compared to $104.0 million, or 50.9% of revenue, for the same period in 2023. For the six months ended June 30, 2024, Adjusted EBITDA was $228.9 million, or 52.6% of revenue, compared to $203.2 million, or 50.1% of revenue, for the same period in 2023. Refer to “Supplemental Non-GAAP Financial Information” for further information about the Adjusted EBITDA calculation and reconciliation of generally accepted accounting principles (“GAAP”) net income to Adjusted EBITDA.
•
Adjusted Net Income with tax benefit was $86.6 million for the three months ended June 30, 2024 compared to $75.9 million for the three months ended June 30, 2023. For the six months ended June 30, 2024, Adjusted Net Income with tax benefit was $169.0 million compared to $151.1 million for the same period in 2023. Refer to “Supplemental Non-GAAP Financial Information” for further information about the Adjusted Net Income calculation and reconciliation of GAAP net income to Adjusted Net Income.

Key Performance Indicators

The following table is a summary of key performance indicators utilized by management to assess results of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions, except for basis points and percentages)	2024	2023	2024	2023
AUM at period end	$168,681	$157,161	$168,681	$157,161
Average AUM	167,484	152,925	165,508	152,729
Gross flows	6,067	5,722	13,255	11,811
AUM net short-term flows	(43)	(316)	(142)	(325)
AUM net long-term flows	(1,701)	(1,110)	(2,729)	(2,250)
AUM net flows	(1,744)	(1,426)	(2,871)	(2,576)
Total revenue	219.6	204.2	435.5	405.5
Revenue realization on average AUM	52.6 bps	53.5 bps	52.8bps	53.4 bps
Net income	74.3	56.7	129.9	105.9
Adjusted EBITDA(1)	116.5	104.0	228.9	203.2
Adjusted EBITDA Margin(2)	53.0%	50.9%	52.6%	50.1%
Adjusted Net Income(1)	76.5	66.4	149.1	132.1
Tax benefit of goodwill and acquired intangibles(3)	10.1	9.5	19.9	19.1

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

The following table presents a reconciliation of our total client assets(1) as of the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Beginning AUM	$170,342	$153,356	$161,322	$147,762
Beginning other assets	5,117	5,265	5,289	5,190
Beginning total client assets	175,459	158,621	166,611	152,952

AUM net cash flows	(1,744)	(1,426)	(2,871)	(2,576)
Other assets net cash flows	18	(996)	(506)	(1,091)
Total client assets net cash flows	(1,727)	(2,422)	(3,377)	(3,667)

AUM market appreciation (depreciation)	83	5,346	10,261	12,089
Other assets market appreciation (depreciation)	(40)	192	311	362
Total client assets market appreciation (depreciation)	43	5,537	10,572	12,451

AUM realizations and distributions	—	(73)	—	(73)
Acquired & divested assets / Net transfers	—	(41)	(31)	(42)

Ending AUM	168,681	157,161	168,681	157,161
Ending other assets	5,094	4,461	5,094	4,461
Ending total client assets	173,775	161,622	173,775	161,622
Average total client assets	172,392	157,372	170,629	157,595

(1) Includes low-fee (2 to 4 bps) institutional assets, previously reported in the Solutions asset class within the by asset class table and in Separate Accounts and Other Pooled Vehicles within the by vehicle table. These assets are included as part of Victory’s Regulatory Assets Under Management reported in Form ADV Part 1.

The following table presents a reconciliation of our total AUM(1) as of the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Beginning AUM	$170,342	$153,356	$161,322	$147,762
Gross client cash inflows	6,067	5,722	13,255	11,811
Gross client cash outflows	(7,812)	(7,148)	(16,126)	(14,386)
Net client cash flows	(1,744)	(1,426)	(2,871)	(2,576)
Market appreciation (depreciation)	83	5,346	10,261	12,089
Realizations and distributions	—	(73)	—	(73)
Acquired & divested assets / Net transfers	—	(41)	(31)	(42)
Ending AUM	168,681	157,161	168,681	157,161
Average AUM	167,484	152,925	165,508	152,729

(1) Total AUM includes both discretionary assets under management and non-discretionary assets under advisement and excludes other assets.

The following table presents a reconciliation of our other assets (institutional)(1) as of the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Beginning other assets (institutional)	$5,117	$5,265	$5,289	$5,190
Gross client cash inflows	467	100	467	100
Gross client cash outflows	(449)	(1,096)	(973)	(1,191)
Net client cash flows	18	(996)	(506)	(1,091)
Market appreciation (depreciation)	(40)	192	311	362
Realizations and distributions	—	—	—	—
Acquired & divested assets / Net transfers	—	—	—	—
Ending other assets (institutional)	5,094	4,461	5,094	4,461
Average other assets (institutional)	4,909	4,447	5,120	4,866

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

The following table presents our AUM by asset class as of the dates indicated:

	As of
	June 30,
(in millions)	2024	2023
Solutions	$58,936	$51,375
Fixed Income	24,398	26,098
U.S. Mid Cap Equity	31,015	30,007
U.S. Small Cap Equity	15,182	15,664
Global / Non-U.S. Equity	18,459	15,392
U.S. Large Cap Equity	13,983	12,170
Alternative Investments	3,390	3,301
Total Long-Term Assets	165,362	154,009
Money Market & Short-Term Assets	3,320	3,152
Total AUM(1)	$168,681	$157,161

(1) Total AUM includes both discretionary assets under management and non-discretionary assets under advisement and excludes other assets.

The following tables summarize our asset flows by asset class for the periods indicated:

	U.S. Mid	U.S. Small		U.S. Large	Global /				Money
	Cap	Cap	Fixed	Cap	Non-U.S.		Alternative	Total	Market /
(in millions)	Equity	Equity	Income	Equity	Equity	Solutions	Investments	Long-term	Short-term	Total AUM(1)
For the Three Months Ended June 30, 2024
Beginning AUM	$32,918	$16,297	$24,481	$13,895	$18,200	$57,833	$3,465	$167,089	$3,253	$170,342
Gross client cash inflows	1,007	559	1,283	67	558	2,035	303	5,813	255	6,067
Gross client cash outflows	(1,659)	(778)	(1,508)	(309)	(635)	(2,184)	(442)	(7,514)	(298)	(7,812)
Net client cash flows	(652)	(218)	(225)	(241)	(77)	(150)	(139)	(1,701)	(43)	(1,744)
Market appreciation / (depreciation)	(1,247)	(893)	116	350	367	1,273	58	24	60	83
Realizations and distributions	—	—	—	—	—	—	—	—	—	—
Acquired & divested assets / Net transfers	(4)	(4)	26	(21)	(32)	(21)	6	(50)	50	—
Ending AUM	$31,015	$15,182	$24,398	$13,983	$18,459	$58,936	$3,390	$165,362	$3,320	$168,681
For the Three Months Ended June 30, 2023
Beginning AUM	$29,035	$15,648	$26,535	$11,425	$14,868	$49,151	$3,317	$149,979	$3,377	$153,356
Gross client cash inflows	1,259	743	873	87	559	1,522	449	5,491	231	5,722
Gross client cash outflows	(1,126)	(1,128)	(1,324)	(290)	(585)	(1,738)	(408)	(6,601)	(547)	(7,148)
Net client cash flows	132	(386)	(451)	(204)	(26)	(216)	41	(1,110)	(316)	(1,426)
Market appreciation / (depreciation)	824	404	48	954	575	2,490	12	5,307	38	5,346
Realizations and distributions	—	—	—	—	—	—	(73)	(73)	—	(73)
Acquired & divested assets / Net transfers	16	(2)	(34)	(4)	(25)	(49)	4	(95)	53	(41)
Ending AUM	$30,007	$15,664	$26,098	$12,170	$15,392	$51,375	$3,301	$154,009	$3,152	$157,161

(1) Total AUM includes both discretionary assets under management and non-discretionary assets under advisement and excludes other assets.

		U.S.		U.S.
	U.S. Mid	Small		Large	Global /				Money
	Cap	Cap	Fixed	Cap	Non-U.S.		Alternative	Total	Market /
(in millions)	Equity	Equity	Income	Equity	Equity	Solutions	Investments	Long-term	Short-term	Total AUM(1)
Six Months Ended June 30, 2024
Beginning AUM	$30,604	$15,959	$24,355	$12,635	$16,772	$54,296	$3,431	$158,051	$3,271	$161,322
Gross client cash inflows	2,378	1,066	2,581	136	1,648	4,200	755	12,764	491	13,255
Gross client cash outflows	(3,504)	(1,703)	(2,874)	(641)	(1,386)	(4,595)	(791)	(15,493)	(632)	(16,126)
Net client cash flows	(1,126)	(637)	(294)	(505)	262	(394)	(36)	(2,729)	(142)	(2,871)
Market appreciation / (depreciation)	1,548	(92)	292	1,905	1,501	5,022	(17)	10,159	102	10,261
Realizations and distributions	—	—	—	—	—	—	—	—	—	—
Acquired & divested assets / Net transfers	(11)	(49)	44	(51)	(76)	12	11	(119)	88	(31)
Ending AUM	$31,015	$15,182	$24,398	$13,983	$18,459	$58,936	$3,390	$165,362	$3,320	$168,681
Six Months Ended June 30, 2023
Beginning AUM	$27,892	$15,103	$26,353	$10,973	$14,160	$46,317	$3,663	$144,460	$3,302	$147,762
Gross client cash inflows	2,858	1,728	2,060	170	936	2,739	846	11,339	472	11,811
Gross client cash outflows	(2,219)	(2,001)	(2,896)	(675)	(1,129)	(3,421)	(1,248)	(13,589)	(797)	(14,386)
Net client cash flows	640	(273)	(836)	(504)	(192)	(683)	(403)	(2,250)	(325)	(2,576)
Market appreciation / (depreciation)	1,461	827	663	1,775	1,495	5,687	108	12,017	72	12,089
Realizations and distributions	—	—	—	—	—	—	(73)	(73)	—	(73)
Acquired & divested assets / Net transfers	15	7	(82)	(74)	(71)	55	6	(144)	103	(42)
Ending AUM	$30,007	$15,664	$26,098	$12,170	$15,392	$51,375	$3,301	$154,009	$3,152	$157,161

(1) Total AUM includes both discretionary assets under management and non-discretionary assets under advisement and excludes other assets.

The following table presents our AUM by distribution channel as of the dates indicated:

	As of June 30,
	2024		2023
(in millions)	Amount	% of total	Amount	% of total
Investor	$60,290	36%	$56,324	36%
Institutional	42,310	25%	40,489	26%
Retail	66,081	39%	60,348	38%
Total AUM(1)(2)	$168,681	100%	$157,161	100%

(1) The allocation of AUM by distribution channel involves the use of estimates and the exercise of judgment.

(2) Total AUM includes both discretionary assets under management and non-discretionary assets under advisement and excludes other assets.

The following tables summarize our asset flows by vehicle for the periods indicated:

			Separate
			Accounts and
			Other Pooled
(in millions)	Mutual Funds (1)	ETFs (2)	Vehicles (3)	Total AUM(4)
Three Months Ended June 30, 2024
Beginning AUM	$113,897	$5,229	$51,217	$170,342
Gross client cash inflows	3,553	480	2,034	6,067
Gross client cash outflows	(5,061)	(178)	(2,573)	(7,812)
Net client cash flows	(1,508)	302	(539)	(1,744)
Market appreciation (depreciation)	385	(91)	(211)	83
Realizations and distributions	—	—	—	—
Acquired & divested assets / Net transfers	(190)	—	190	—
Ending AUM	$112,584	$5,440	$50,657	$168,681
Three Months Ended June 30, 2023
Beginning AUM	$103,246	$5,555	$44,554	$153,356
Gross client cash inflows	3,639	175	1,908	5,722
Gross client cash outflows	(4,863)	(421)	(1,864)	(7,148)
Net client cash flows	(1,224)	(246)	44	(1,426)
Market appreciation (depreciation)	3,923	(117)	1,540	5,346
Realizations and distributions	—	—	(73)	(73)
Acquired & divested assets / Net transfers	(28)	—	(13)	(41)
Ending AUM	$105,916	$5,193	$46,052	$157,161

			Separate
			Accounts and
			Other Pooled
(in millions)	Mutual Funds (1)	ETFs (2)	Vehicles (3)	Total AUM(4)
Six Months Ended June 30, 2024
Beginning AUM	$108,802	$4,970	$47,551	$161,322
Gross client cash inflows	7,856	930	4,468	13,255
Gross client cash outflows	(11,017)	(627)	(4,482)	(16,126)
Net client cash flows	(3,161)	304	(14)	(2,871)
Market appreciation (depreciation)	7,181	124	2,956	10,261
Realizations and distributions	—	—	—	—
Acquired & divested assets / Net transfers	(238)	43	164	(31)
Ending AUM	$112,584	$5,440	$50,657	$168,681
Six Months Ended June 30, 2023
Beginning AUM	$99,447	$5,627	$42,688	$147,762
Gross client cash inflows	8,185	393	3,233	11,811
Gross client cash outflows	(10,269)	(655)	(3,463)	(14,386)
Net client cash flows	(2,084)	(262)	(230)	(2,576)
Market appreciation (depreciation)	8,573	(164)	3,680	12,089
Realizations and distributions	—	—	(73)	(73)
Acquired & divested assets / Net transfers	(19)	(9)	(13)	(42)
Ending AUM	$105,916	$5,193	$46,052	$157,161

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

June 30, 2024 AUM compared to March 31, 2024 AUM. At June 30, 2024, our total AUM was $168.7 billion, a decrease of $1.7 billion, or 1.0%, from $170.3 billion at March 31, 2024, driven by net outflows $1.7 billion.

Net outflows were driven by our U.S. mid cap, U.S. small cap, and U.S. large cap equity strategies, our fixed income strategies, and our Solutions platform of $0.7 billion, $0.2 billion, $0.2 billion, $0.2 billion, and $0.2 billion, respectively.

June 30, 2024 AUM compared to December 31, 2023 AUM. Total AUM increased by $7.4 billion, or 4.6%, to $168.7 billion at June 30, 2024 compared to $161.3 billion at December 31, 2023. The increase in AUM was due to positive market action of $10.3 billion partially offset by net outflows of $2.9 billion.

Net outflows were driven by our U.S. mid cap, U.S. small cap, and U.S. large cap equity strategies, our fixed income strategies, and our Solutions platform of $1.1 billion, $0.6 billion, $0.5 billion, $0.3 billion, and $0.4 billion, respectively, partially offset by net inflows of $0.3 billion in our global/non-US equity strategies.

GAAP Results of Operations

The following table presents our GAAP results of operations for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Revenue
Investment management fees	$173,163	$159,410	$342,948	$316,246
Fund administration and distribution fees	46,458	44,816	92,530	89,300
Total revenue	219,621	204,226	435,478	405,546

Expenses
Personnel compensation and benefits	55,660	54,940	115,114	112,542
Distribution and other asset-based expenses	36,474	37,344	72,737	74,998
General and administrative	14,385	13,250	28,397	25,638
Depreciation and amortization	7,551	9,650	15,152	21,330
Change in value of consideration payable for acquisition of business	(8,200)	1,500	4,000	8,900
Acquisition-related costs	3,049	16	4,075	18
Restructuring and integration costs	105	—	597	29
Total operating expenses	109,024	116,700	240,072	243,455

Income from operations	110,597	87,526	195,406	162,091

Other income (expense)
Interest income and other income (expense)	1,557	1,971	5,122	3,515
Interest expense and other financing costs	(16,279)	(14,902)	(32,765)	(29,141)
Loss on debt extinguishment	(100)	—	(100)	—
Total other income (expense), net	(14,822)	(12,931)	(27,743)	(25,626)

Income before income taxes	95,775	74,595	167,663	136,465

Income tax expense	(21,524)	(17,924)	(37,721)	(30,521)

Net income	$74,251	$56,671	$129,942	$105,944

Earnings per share of common stock
Basic	$1.15	$0.85	$2.01	$1.58
Diluted	$1.12	$0.83	$1.97	$1.53

Weighted average number of shares outstanding
Basic	64,734	66,466	64,561	66,874
Diluted	66,075	68,500	66,025	69,037

Dividends declared per share of common stock	$0.37	$0.32	$0.705	$0.64

Investment Management Fees

Three months ended June 30, 2024 compared to June 30, 2023. Investment management fees increased 8.6%, or $13.8 million, to $173.2 million for the three months ended June 30, 2024 from $159.4 million for the same period in 2023 due to an increase in average AUM over the comparable period.

Six months ended June 30, 2024 compared to June 30, 2023. Investment management fees increased by $26.7 million, or 8.4%, to $342.9 million for the six months ended June 30, 2024 from $316.2 million due to same factor discussed above in the quarterly section.

Fund Administration and Distribution Fees

Three months ended June 30, 2024 compared to June 30, 2023. Fund administration and distribution fees increased by $1.6 million, or 3.7%, to $46.5 million for the three months ended June 30, 2024 compared to $44.8 million for the same period in 2023 due primarily to higher mutual fund average net assets.

Six months ended June 30, 2024 compared to June 30, 2023. Fund administration and distribution fees increased by $3.2 million, or 3.6%, to $92.5 million for the six months ended June 30, 2024 from $89.3 million for the same period in 2023 due to the same factors as discussed above in the quarterly section.

Personnel Compensation and Benefits

The following table presents the components of GAAP personnel compensation and benefits expense for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Salaries, payroll related taxes and employee benefits	$21,248	$22,848	$45,724	$47,305
Incentive compensation	24,505	21,315	48,448	43,234
Sales-based compensation(1)	5,616	5,102	11,695	10,522
Equity awards granted to employees and directors(2)	3,765	4,241	7,734	8,494
Acquisition and transaction-related compensation	526	1,434	1,513	2,987
Total personnel compensation and benefits expense	$55,660	$54,940	$115,114	$112,542

(1) Represents sales-based commissions paid to our distribution teams. Sales-based compensation varies based on gross client cash flows and revenue earned on sales.

(2) Equity awards typically vest over several years based on service and the achievement of specific business and financial targets. The value of the equity awards is recognized as compensation expense over the vesting period.

Three months ended June 30, 2024 compared to June 30, 2023. Personnel compensation and benefits were $55.7 million for the three months ended June 30, 2024, an increase of $0.7 million, or 1.3%, from $54.9 million for the same period in 2023 due to an increase in incentive and sales based compensation partially offset by a decrease in salaries, payroll related taxes and employee benefits. Incentive compensation and equity awards granted to employees and directors were $24.5 million and $3.8 million, respectively, for the three months ended June 30, 2024, compared to $21.3 million and $4.2 million, respectively, for the same period in 2023. Salaries, payroll related taxes and employee benefits and sales-based compensation were $21.2 million and $5.6 million, respectively, for the three months ended June 30, 2024, compared to $22.8 million and $5.1 million, respectively, for the same period in 2023.

Six months ended June 30, 2024 compared to June 30, 2023. Personnel compensation and benefits increased by $2.6 million, or 2.3%, to $115.1 million for the six months ended June 30, 2024 from $112.5 million for the same period in 2023 due to an increase in variable costs such as incentive and sales-based compensation. Incentive compensation and equity awards granted to employees and directors were $48.4 million and $7.7 million, respectively, for the six months ended June 30, 2024, compared to $43.2 million and $8.5 million, respectively, for the same period in 2023. Salaries, payroll related taxes and employee benefits and sales-based compensation were $45.7 million and $11.7 million, respectively, for the six months ended June 30, 2024, compared to $47.3 million and $10.5 million, respectively, for the same period in 2023.

Distribution and Other Asset‑Based Expenses

The following table presents the components of distribution and other asset-based expenses for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Broker-dealer distribution fees	$4,969	$5,065	$10,011	$10,314
Platform distribution fees	22,287	23,067	44,415	46,190
Sub-administration	4,176	3,947	8,277	7,868
Sub-advisory	2,342	2,692	4,678	5,427
Middle-office	2,700	2,573	5,356	5,199
Total distribution and other asset-based expenses	$36,474	$37,344	$72,737	$74,998

Three months ended June 30, 2024 compared to June 30, 2023. Distribution and other asset-based expenses are primarily based on AUM. For the three months ended June 30, 2024, distribution and other asset-based expenses were $36.5 million, a decrease of $0.9 million, or 2.3%, from $37.3 million for the same period in 2023. The decrease is primarily due to lower platform distribution fees over the comparable period.

Six months ended June 30, 2024 compared to June 30, 2023. Distribution and other asset-based expenses were $72.7 million for the six months ended June 30, 2024, a decrease of $2.3 million, or 3.0%, from $75.0 million for the same period in 2023 primarily due to a decrease in the same factors as discussed above in the quarterly section.

General and Administrative

Three months ended June 30, 2024 compared to June 30, 2023. General and administrative expenses were $14.4 million for the three months ended June 30, 2024 compared to $13.3 million for the same period in 2023. The increase of $1.1 million, or 8.6%, was primarily due to an increase in technology and marketing-related expenses.

Six months ended June 30, 2024 compared to June 30, 2023. For the six months ended June 30, 2024 and 2023, general and administrative expenses were $28.4 million and $25.6 million, respectively, for a year over year increase of $2.8 million, or 10.8%. The increase was primarily due to the same factors as discussed above in the quarterly section.

Depreciation and Amortization

Three months ended June 30, 2024 compared to June 30, 2023. Depreciation and amortization decreased by $2.1 million, or 21.8%, to $7.6 million for the three months ended June 30, 2024 from $9.7 million for the same period in 2023, due to a decrease in amortization expense related to definite-lived intangible assets in connection with the USAA and NEC acquisitions.

Six months ended June 30, 2024 compared to June 30, 2023. Depreciation and amortization decreased by $6.2 million, or 29.0%, to $15.2 million for the six months ended June 30, 2024 from $21.3 million for the same period in 2023 due to the same factors as discussed above in the quarterly section.

Change in Value of Consideration Payable for Acquisition of Business

Three months ended June 30, 2024 compared to June 30, 2023. The change in value of consideration payable for acquisition of business decreased $9.7 million primarily due to a $8.2 million decrease in the fair value of contingent consideration associated with the WestEnd Acquisition for the three months ended June 30, 2024 compared to a decrease of $0.2 million for the three months ended June 30, 2023. Also contributing was a $1.7 million increase in the fair value of contingent consideration associated with the USAA AMCO Acquisition for the three months ended June 30, 2023. Refer to Note 4, Acquisitions, for further details on the fair value of contingent consideration payable.

Six months ended June 30, 2024 compared to June 30, 2023. The change in value of consideration payable for acquisition of business decreased $4.9 million as a result of an increase of $4.0 million in the fair value of the contingent consideration associated with the WestEnd Acquisition, for the six months ended June 30, 2024 compared to increases of $6.0 million and $2.9 million associated with the USAA AMCO and WestEnd Acquisitions, respectively, for the six months ended June 30, 2023. Refer to Note 4, Acquisitions, for further details on the fair value of contingent consideration payable.

Acquisition-Related Costs

Three months ended June 30, 2024 compared to June 30, 2023. Acquisition-related costs were $3.0 million and $16 thousand for the three months ended June 30, 2024 and 2023, respectively. The acquisition-related costs for the three months ended June 30, 2024 related to legal and professional fees associated with the Amundi transaction.

Six months ended June 30, 2024 compared to June 30, 2023. Acquisition-related costs were $4.1 million and $18 thousand for the six months ended June 30, 2024 and 2023, respectively. The acquisition-related costs for the six months ended June 30, 2024 were related to the same factors discussed above in the quarterly section.

Restructuring and Integration Costs

Three months ended June 30, 2024 compared to June 30, 2023. Restructuring and integration costs were $0.1 million for the three months ended June 30, 2024 and were related to personnel restructuring. There were no restructuring and integration costs for the three months ended June 30, 2023.

Six months ended June 30, 2024 compared to June 30, 2023. Restructuring and integration costs were $0.6 million and $29 thousand for the six months ended June 30, 2024 and 2023, respectively. The restructuring and integration costs for the six months ended June 30, 2024 were related to the same factors discussed above in the quarterly section.

Interest Income and Other Income (Expense)

Three months ended June 30, 2024 compared to June 30, 2023. For the three months ended June 30, 2024 and 2023, interest income and other income/(expense) was income of $1.6 million and $2.0 million, respectively. The income for the three months ended June 30, 2024 and 2023 was primarily due to dividend income.

Six months ended June 30, 2024 compared to June 30, 2023. For the six months ended June 30, 2024 and 2023, interest income and other income/(expense) was income of $5.1 million and $3.5 million, respectively. The income for the six months ended June 30, 2024 and 2023 was primarily due to dividend income and an increase in the net unrealized fair value of deferred compensation plan investments.

Interest Expense and Other Financing Costs

Three months ended June 30, 2024 compared to June 30, 2023. Interest expense and other financing costs increased $1.4 million to $16.3 million for the three months ended June 30, 2024, compared to $14.9 million for the same period in 2023 due a higher average interest rate over the comparable period.

Six months ended June 30, 2024 compared to June 30, 2023. For the six months ended June 30, 2024 and 2023, interest expense and other financing costs were $32.8 million and $29.1 million, respectively. The year-over-year increase is primarily due to the same factors as discussed above in the quarterly section.

Income Tax Expense

Three months ended June 30, 2024 compared to June 30, 2023. The effective tax rate for the three months ended June 30, 2024 and 2023 was 22.5% and 24.0%, respectively. The effective tax rate for the three months ended June 30, 2024 was lower than the effective tax rate for the same period in 2023 due primarily to increased excess tax benefits on share-based compensation.

Six months ended June 30, 2024 compared to June 30, 2023. For the six months ended June 30, 2024 and 2023, the effective tax rate was 22.5% and 22.4%, respectively. Refer to Note 8, Income Taxes, for further details on the Company's income taxes.

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

The following table sets forth a reconciliation from GAAP financial measures to non-GAAP measures for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Reconciliation of non-GAAP financial measures:
Net income (GAAP)	$74,251	$56,671	$129,942	$105,944
Income tax expense	(21,524)	(17,924)	(37,721)	(30,521)
Income before income taxes	95,775	74,595	167,663	136,465
Interest expense(1)	15,468	14,146	31,179	27,628
Depreciation(2)	2,252	2,296	4,521	4,267
Other business taxes(3)	414	382	783	766
Amortization of acquisition-related intangible assets(4)	5,299	7,353	10,631	17,062
Stock-based compensation(5)	940	1,538	2,267	3,542
Acquisition, restructuring and exit costs(6)	(4,520)	2,949	10,185	11,933
Debt issuance costs(7)	874	756	1,629	1,504
Adjusted EBITDA	$116,502	$104,015	$228,858	$203,167

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Reconciliation of non-GAAP financial measures:
Net income (GAAP)	$74,251	$56,671	$129,942	$105,944
Adjustments to reflect the operating performance of the Company:
i. Other business taxes(3)	414	382	783	766
ii. Amortization of acquisition-related intangible assets(4)	5,299	7,353	10,631	17,062
iii. Stock-based compensation(5)	940	1,538	2,267	3,542
iv. Acquisition, restructuring and exit costs(6)	(4,520)	2,949	10,185	11,933
v. Debt issuance costs(7)	874	756	1,629	1,504
Tax effect of above adjustments(8)	(753)	(3,244)	(6,374)	(8,701)
Adjusted Net Income	$76,505	$66,405	$149,063	$132,050
Tax benefit of goodwill and acquired intangibles(9)	$10,141	$9,537	$19,889	$19,061

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

(6) Adding back direct incremental costs of acquisitions, including restructuring costs.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Acquisition-related costs	$3,049	$16	$4,075	$18
Restructuring and integration costs	105	—	597	29
Change in value of consideration payable for acquisition of business	(8,200)	1,500	4,000	8,900
Personnel compensation and benefits	526	1,433	1,513	2,986
Total acquisition, restructuring and exit costs	$(4,520)	$2,949	$10,185	$11,933

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

The following table shows our liquidity position as of June 30, 2024 and December 31, 2023.

	June 30,	December 31,
(in thousands)	2024	2023
Cash and cash equivalents	$118,970	$123,547
Accounts and other receivables	100,660	87,570
Undrawn commitment on revolving credit facility (1)	100,000	100,000
Accounts and other payables	(108,548)	(111,933)

(1) The balances at June 30, 2024 and December 31, 2023 represent the Company’s $99.9 million revolving credit facility and a $0.1 million standby letter of credit used as collateral for THB’s real estate location.

We manage our cash balances in order to fund our day-to-day operations. Our accounts receivable consists primarily of investment management fees that have been earned but not yet received from clients, income and other taxes receivable, and amounts receivable from the funds. We perform a review of our receivables on a monthly basis to assess collectability.

We maintained a $100.0 million revolving credit facility at June 30, 2024 and December 31, 2023 (under the 2019 Credit Agreement) which had approximately $100.0 million undrawn as of June 30, 2024 and December 31, 2023. On June 7, 2024, the Company entered into the Fifth Amendment to the 2019 Credit Agreement, extending the maturity date of the $100,000,000 senior secured first lien revolving facility from July 1, 2024 to March 31, 2026, and decreasing the drawn interest rate margin by 0.50% per annum. The revolving facility otherwise remains subject to substantially the same terms as those set forth in the 2019 Credit Agreement. The Company incurred $1.0 million in upfront fees, arranger fees and other third party costs related to the Fifth Amendment to the 2019 Credit Agreement, which were recorded to revolving credit facility debt issuance cost in other assets.

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

The deferred gain on the termination of the Swap is being amortized on a straight-line basis through July 1, 2026 and is included in interest expense and other financing costs on the unaudited Condensed Consolidated Statements of Operations. As of June 30, 2024 and December 31, 2023, the unamortized deferred gain on Swap monetization was $33.3 million and $41.6 million, respectively, before tax.

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

Due to the termination of the Swap, there was no amount receivable from the Swap counterparty at June 30, 2024 and December 31, 2023. Refer to Note 14, Derivatives, for further information on the Swap.

Contingent Consideration

At June 30, 2024, the Company had $141.2 million in contingent consideration that is estimated to be payable over the next year and three years resulting from the WestEnd Acquisition. For the three and six months ended June 30, 2024, the Company recorded a decrease of $8.2 million and an increase of $4.0 million, respectively, in the contingent payment liability associated with the WestEnd Acquisition, which is included in consideration payable for acquisition of business in the unaudited Condensed Consolidated Balance Sheets. In March 2024, the Company paid $80.0 million in cash to sellers for the first WestEnd earn out period payment. At June 30, 2024, the estimated fair value of the WestEnd Acquisition contingent payments was $141.2 million, and a maximum of $240.0 million in contingent consideration ($80.0 million per year) is potentially payable to sellers.

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

Cash Flows

The following table is derived from our unaudited Condensed Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
(in thousands)	2024	2023
Net cash provided by operating activities	$148,388	$141,562
Net cash used in investing activities	(1,515)	(3,922)
Net cash used in financing activities	(151,409)	(132,034)

Operating Activities – Cash provided by operating activities during the six months ended June 30, 2024 was $148.4 million, compared to $141.6 million of cash provided by operating activities for the same period in 2023. The $6.8 million increase in cash provided by operating activities is due to a $24.0 million increase in net income partially offset by a $16.5 million decrease in non-cash items.

Cash provided by operating activities during the six months ended June 30, 2023 was $141.6 million and comprised of $105.9 million and $54.1 million of net income and non-cash items, respectively, partially offset by $18.5 million in working capital source of cash.

Investing Activities – Cash used in investing activities during the six months ended June 30, 2024 was $1.5 million and consisted of primarily of property and equipment purchases of $0.7 million and $0.8 million of net trading activity.

Cash used in investing activities during the six months ended June 30, 2023 was $3.9 million and consisted of primarily of property and equipment purchases of $2.6 million and $1.4 million of net trading activity.

Financing Activities – Cash used in financing activities during the six months ended June 30, 2024 was $151.4 million and was mostly attributable to payment of consideration for acquisition, payment of dividends, repayment of long-term debt, repurchases of common stock, and net activity related to stock-based equity awards of $80.0 million, $46.4 million, $9.5 million, $5.1 million, and $9.6 million, respectively.

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

The value of our AUM was approximately $169 billion at June 30, 2024. A 10% increase or decrease in the value of our AUM, if proportionately distributed over all of our strategies, products and client relationships, would cause an annualized increase or decrease in our revenues of approximately $89.6 million at our weighted-average fee rate of 53 basis points for the quarter ended June 30, 2024. Because of declining fee rates from larger relationships and differences in our fee rates across investment strategies, a change in the composition of our AUM, in particular, an increase in the proportion of our total AUM attributable to strategies, clients or relationships with lower effective fee rates, could have a material negative impact on our overall weighted-average fee rate. The same 10% increase or decrease in the value of our total AUM, if attributed entirely to a proportionate increase or decrease in the AUM of the Victory Funds, to which we provide a range of services in addition to those provided to institutional separate accounts, would cause an annualized increase or decrease in our revenues of approximately $101.4 million at the Victory Funds’ aggregate weighted-average fee rate of 60 basis points for the quarter ended June 30, 2024. If the same 10% increase or decrease in the value of our total AUM was attributable entirely to a proportionate increase or decrease in the assets of our institutional separate accounts, it would cause an annualized increase or decrease in our revenues of approximately $69.3 million at the weighted-average fee rate across all of our institutional separate accounts of 41 basis points for the quarter ended June 30, 2024.

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

We have not adopted a corporate-level risk management policy to manage this exchange rate risk. Assuming 11% of our AUM are invested in securities denominated in currencies other than the U.S. dollar and excluding the impact of any hedging arrangement, a 10% increase or decrease in the value of the U.S. dollar would decrease or increase the fair value of our AUM by approximately $1.9 billion, which would cause an annualized increase or decrease in revenues of approximately $9.9 million at our weighted-average fee rate for the business of 53 basis points for the quarter ended June 30, 2024.

Interest Rate Risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. On March 27, 2020, the Company executed the Swap, a floating-to-fixed interest rate swap transaction, to effectively fix the interest rate at 3.465% on $450 million of its outstanding Term Loan through the Term Loan maturity date of July 2026. On February 18, 2021, pursuant to the Second Amendment, the Company lowered the spread on the Term Loan by 0.25% resulting in a new fixed rate of 3.215% on the $450 million of Term Loan subject to the Swap. On September 26, 2022, the Company and the Swap counterparty executed an amendment to the Swap to update LIBOR conventions to SOFR conventions and to modify the fixed rate for the change from three-month LIBOR to three-month Term SOFR effective on October 6, 2022. On October 30, 2023, the Company monetized the gain on the Swap and entered into an agreement to terminate the Swap, which was effective on October 30, 2023. Refer to Note 14, Derivatives, for further information on the Swap. At June 30, 2024, we were exposed to interest rate risk as a result of the amounts outstanding under the 2019 Credit Agreement, as amended. Refer to Note 9, Debt, for a description of the amounts outstanding as of such date and the applicable interest rate.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) at June 30, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

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

No shares were repurchased by the Company during the three and six months ended June 30, 2024. For the same periods in 2023, the Company repurchased 1.4 million and 2.4 million, respectively, shares of Common Stock at a total cost of $44.5 million and $77.4 million, which included $0.2 million and $0.6 million of excise taxes payable on shares repurchased, for an average price of $32.25 and $32.09 per share.

As of June 30, 2024, $95.2 million was available for future repurchases under the 2024 Share Repurchase Program, and a cumulative total of 11.3 million shares of Common Stock had been repurchased under programs authorized by the Company’s Board of Directors at a total cost of $295.8 million for an average price of $26.26 per share.

The following table sets out information regarding purchases of equity securities by the Company for the three months ended June 30, 2024.

				Approximate Dollar Value
	Total Number of		Total Number of Shares of	That May Yet Be Purchased
	Shares of	Average Price	Stock Purchased as Part of	Under Outstanding
	Common Stock	Paid Per Share	Publicly Announced	Plans or Programs
Period	Purchased	of Common Stock	Plans or Programs	(in millions)
April 1-30, 2024	—	$—	—	$95.2
May 1-31, 2024	—	—	—	95.2
June 1-30, 2024	—	—	—	95.2
Total	—	$—	—

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

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
101

The following information formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2024 and 2023, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023, (v) Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2024 and 2023 and the three months ended June 30, 2024 and 2023 and, (vi) Notes to Unaudited Condensed Consolidated Financial Statements for the six months ended June 30, 2024 and 2023.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of August, 2024.

VICTORY CAPITAL HOLDINGS, INC.

By:	/s/ MICHAEL D. POLICARPO
	Name:	Michael D. Policarpo
	Title:	President, Chief Financial Officer and Chief Administrative Officer