Form 10-Q
period 2024-09-30
Victory Capital Holdings, Inc.
filed 2024-11-08
CIK 1570827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

The number of outstanding shares of the registrant’s Common Stock, par value $0.01 per share as of October 31, 2024 was 65,034,009.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except shares data)

	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$188,248	$123,547
Receivables	96,922	87,570
Prepaid expenses	7,932	5,785
Investments, at fair value	34,743	31,808
Property and equipment, net	13,720	19,578
Goodwill	981,805	981,805
Other intangible assets, net	1,265,901	1,281,832
Other assets	22,854	10,691
Total assets	$2,612,125	$2,542,616

Liabilities and stockholders' equity
Accounts payable and accrued expenses	$61,256	$56,477
Accrued compensation and benefits	45,595	55,456
Consideration payable for acquisition of business	139,600	217,200
Deferred tax liability, net	152,335	128,714
Other liabilities	56,016	42,499
Long-term debt, net	982,661	989,269
Total liabilities	1,437,463	1,489,615

Stockholders' equity
Common stock, $0.01 par value per share: 2024 - 600,000,000 shares authorized, 83,679,920 shares issued and 64,924,081 shares outstanding; 2023 -600,000,000 shares authorized, 82,404,305 shares issued and 64,254,714 shares outstanding	837	824
Additional paid-in capital	746,917	728,283
Treasury stock, at cost: 2024 - 18,755,839 shares; 2023 - 18,149,591 shares	(470,727)	(444,286)
Accumulated other comprehensive income	21,955	31,328
Retained earnings	875,680	736,852
Total stockholders' equity	1,174,662	1,053,001
Total liabilities and stockholders' equity	$2,612,125	$2,542,616

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Investment management fees	$177,809	$163,953	$520,757	$480,199
Fund administration and distribution fees	47,819	45,735	140,349	135,035
Total revenue	225,628	209,688	661,106	615,234

Expenses
Personnel compensation and benefits	43,243	54,501	158,357	167,043
Distribution and other asset-based expenses	36,828	38,160	109,565	113,158
General and administrative	14,029	13,947	42,426	39,585
Depreciation and amortization	7,510	12,333	22,662	33,663
Change in value of consideration payable for acquisition of business	(1,600)	10,336	2,400	19,236
Acquisition-related costs	5,075	116	9,150	134
Restructuring and integration costs	180	246	777	275
Total operating expenses	105,265	129,639	345,337	373,094

Income from operations	120,363	80,049	315,769	242,140

Other income (expense)
Interest income and other income	3,551	1,452	8,673	4,967
Interest expense and other financing costs	(16,414)	(15,580)	(49,179)	(44,721)
Loss on debt extinguishment	—	—	(100)	—
Total other expense, net	(12,863)	(14,128)	(40,606)	(39,754)

Income before income taxes	107,500	65,921	275,163	202,386

Income tax expense	(25,517)	(13,914)	(63,238)	(44,435)

Net income	$81,983	$52,007	$211,925	$157,951

Earnings per share of common stock
Basic	$1.26	$0.79	$3.28	$2.38
Diluted	$1.24	$0.77	$3.21	$2.30

Weighted average number of shares outstanding
Basic	64,875	65,774	64,667	66,504
Diluted	66,057	67,676	66,044	68,636

Dividends declared per share of common stock	$0.41	$0.32	$1.115	$0.96

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$81,983	$52,007	$211,925	$157,951

Other comprehensive loss, net of tax
Net unrealized loss on cash flow hedges	—	(56)	—	(1,225)
Net amortization of deferred gain on terminated cash flow hedges	(3,174)	—	(9,452)	—
Net unrealized income (loss) on foreign currency translation	105	(11)	79	3
Total other comprehensive loss, net of tax	(3,069)	(67)	(9,373)	(1,222)

Comprehensive income	$78,914	$51,940	$202,552	$156,729

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In thousands)

				Accumulated
			Additional	Other
	Common	Treasury	Paid-In	Comprehensive	Retained
	Stock	Stock	Capital	Income (Loss)	Earnings	Total
Balance, December 31, 2023	$824	$(444,286)	$728,283	$31,328	$736,852	$1,053,001
Issuance of common stock	—	—	75	—	—	75
Shares withheld related to net settlement of equity awards	—	(13,253)	—	—	—	(13,253)
Vesting of restricted share grants	4	—	(4)	—	—	—
Exercise of options	4	—	3,193	—	—	3,197
Other comprehensive loss	—	—	—	(3,164)	—	(3,164)
Share-based compensation	—	—	3,970	—	—	3,970
Dividends paid	—	—	—	—	(22,384)	(22,384)
Net income	—	—	—	—	55,691	55,691
Balance, March 31, 2024	832	(457,539)	735,517	28,164	770,159	1,077,133
Issuance of common stock	—	—	63	—	—	63
Shares withheld related to net settlement of equity awards	—	(7,405)	—	—	—	(7,405)
Exercise of options	3	—	2,143	—	—	2,146
Other comprehensive loss	—	—	—	(3,140)	—	(3,140)
Share-based compensation	—	—	3,767	—	—	3,767
Dividends paid	—	—	—	—	(24,003)	(24,003)
Net income	—	—	—	—	74,251	74,251
Balance, June 30, 2024	$835	$(464,944)	$741,490	$25,024	$820,407	$1,122,812
Issuance of common stock	—	—	84	—	—	84
Shares withheld related to net settlement of equity awards	—	(5,783)	—	—	—	(5,783)
Exercise of options	2	—	1,632	—	—	1,634
Other comprehensive loss	—	—	—	(3,069)	—	(3,069)
Share-based compensation	—	—	3,711	—	—	3,711
Dividends paid	—	—	—	—	(26,710)	(26,710)
Net income	—	—	—	—	81,983	81,983
Balance, September 30, 2024	$837	$(470,727)	$746,917	$21,955	$875,680	$1,174,662

				Accumulated
			Additional	Other
	Common	Treasury	Paid-In	Comprehensive	Retained
	Stock	Stock	Capital	Income (Loss)	Earnings	Total
Balance, December 31, 2022	$805	$(285,425)	$705,466	$35,442	$609,122	1,065,410
Issuance of common stock	—	—	60	—	—	60
Repurchase of shares	—	(32,903)	—	—	—	(32,903)
Shares withheld related to net settlement of equity awards	—	(11,656)	—	—	—	(11,656)
Vesting of restricted share grants	7	—	(7)	—	—	—
Exercise of options	3	—	1,707	—	—	1,710
Other comprehensive loss	—	—	—	(5,068)	—	(5,068)
Share-based compensation	—	—	4,252	—	—	4,252
Dividends paid	—	—	—	—	(22,524)	(22,524)
Net income	—	—	—	—	49,273	49,273
Balance, March 31, 2023	815	(329,984)	711,478	30,374	635,871	1,048,554
Issuance of common stock	—	—	51	—	—	51
Repurchase of shares	—	(44,496)	—	—	—	(44,496)
Shares withheld related to net settlement of equity awards	—	(3,190)	—	—	—	(3,190)
Exercise of options	2	—	1,437	—	—	1,439
Other comprehensive income	—	—	—	3,913	—	3,913
Share-based compensation	—	—	4,242	—	—	4,242
Dividends paid	—	—	—	—	(21,083)	(21,083)
Net income	—	—	—	—	56,671	56,671
Balance, June 30, 2023	$817	$(377,670)	$717,208	$34,287	$671,459	$1,046,101
Issuance of common stock	—	—	78	—	—	78
Repurchase of shares	—	98	—	—	—	98
Shares withheld related to net settlement of equity awards	—	(6,890)	—	—	—	(6,890)
Vesting of restricted share grants	1		(1)	—	—	—
Exercise of options	4	—	2,072	—	—	2,076
Other comprehensive loss	—	—	—	(67)	—	(67)
Share-based compensation	—	—	3,895	—	—	3,895
Dividends paid	—	—	—	—	(21,162)	(21,162)
Net income	—	—	—	—	52,007	52,007
Balance, September 30, 2023	$822	$(384,462)	$723,252	$34,220	$702,304	$1,076,136

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net income	$211,925	$157,951
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	26,651	17,232
Depreciation and amortization	22,662	33,663
Deferred financing costs, accretion expense and derivative gains/losses	(9,271)	3,171
Stock-based and deferred compensation	15,856	15,135
Change in fair value of contingent consideration obligations	2,400	19,236
Unrealized appreciation on investments	(2,475)	(693)
Loss on debt extinguishment	100	—
Changes in operating assets and liabilities:
Receivables	(11,098)	(10,681)
Prepaid expenses	(2,147)	(358)
Other assets	(551)	(2,220)
Accounts payable and accrued expenses	6,770	8,388
Accrued compensation and benefits	(10,751)	(7,125)
Other liabilities	(1,903)	(509)
Net cash provided by operating activities	248,168	233,190

Cash flows from investing activities
Purchases of property and equipment	(1,123)	(4,373)
Purchases of investments	(10,241)	(9,362)
Sales of investments	9,781	7,464
Net cash used in investing activities	(1,583)	(6,271)

Cash flows from financing activities
Issuance of common stock	7,199	5,414
Repurchase of common stock	(6,722)	(81,821)
Payments of taxes related to net share settlement of equity awards	(18,954)	(15,916)
Payment of debt financing fees	(1,024)	—
Repayments and repurchases of long-term senior debt	(9,519)	—
Payment of dividends	(72,990)	(64,769)
Payment of consideration for acquisition	(80,000)	—
Net cash used in financing activities	(182,010)	(157,092)

Effect of changes of foreign exchange rate on cash and cash equivalents	126	(11)

Net increase in cash and cash equivalents	64,701	69,816
Cash and cash equivalents, beginning of period	123,547	38,171
Cash and cash equivalents, end of period	$188,248	$107,987

Supplemental cash flow information
Cash paid for interest	$58,957	$51,181
Cash paid for income taxes	39,791	34,007
Noncash items
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$14,519	$—

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

Victory provides specialized investment strategies to institutions, intermediaries, retirement platforms and individual investors. With 11 autonomous Investment Franchises and a Solutions Platform, the Company offers a wide array of investment products, including actively and passively managed mutual funds, rules-based and active ETFs, institutional separate accounts, variable insurance products (“VIPs”), alternative investments, private closed end funds, and a 529 Education Savings Plan. The Company’s strategies are also offered through third-party investment products, including mutual funds, third-party ETF model strategies, retail separately managed accounts (“SMAs”) and unified managed accounts (“UMAs”) through wrap account programs, Collective Investment Trusts (“CITs”), and undertakings for the collective investment in transferable securities (“UCITs”).

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

On July 8, 2024, the Company entered into definitive agreements with Amundi Asset Management S.A.S ("Amundi') whereby Amundi’s U.S. business (formerly Pioneer Investments) will be combined into the Company. Under the terms of the Contribution Agreement, Amundi US becomes a wholly owned subsidiary of Victory in exchange for a 26.1% economic stake in the Company composed of newly issued shares of Victory's common stock (the "Company Common Stock") representing 4.9% of the number of issued and outstanding shares of Company Common Stock, after giving effect to that issuance, and the balance in newly issued shares of the Company's preferred stock (the "Company Preferred Stock"). The parties have also entered into reciprocal 15-year distribution agreements, which will be effective upon closing of the transaction. The closing of the contemplated transaction, expected during the first quarter of 2025, is subject to customary closing conditions and regulatory approvals. On October 11, 2024, the Company held a special meeting of its shareholders and the Company’s shareholders voted to approve the issuance of the Company Common Stock, the Company Preferred

Stock and the other proposals set forth in the definitive proxy statement (the “Proxy Statement”), filed on September 6, 2024, with the Securities and Exchange Commission (the “SEC”) in each case in connection with the Contribution.

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

In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the financial condition, results of operations, and cash flows for the interim periods presented. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

NOTE 3. Revenue RECOGNITION

In accordance with revenue recognition standard requirements, the following table disaggregates our revenue by type and product:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Investment management fees
Mutual funds (Victory Funds)	$119,936	$112,816	$351,659	$330,921
ETFs (VictoryShares)	6,355	5,200	17,049	15,901
Separate accounts and other vehicles	49,483	44,736	145,856	129,971
Performance-based fees
Mutual funds (Victory Funds III)	1,924	1,087	5,896	3,489
Separate accounts and other vehicles	111	114	297	(83)
Total investment management fees	177,809	163,953	520,757	480,199

Fund administration and distribution fees
Administration fees
Mutual funds (Victory Funds)	$27,666	$25,644	$80,775	$74,947
ETFs (VictoryShares)	897	725	2,413	2,159
Distribution fees
Mutual funds (Victory Funds)	5,641	5,648	16,773	16,978
Transfer agent fees
Mutual funds (Victory Funds III)	13,615	13,718	40,388	40,951
Total fund administration and distribution fees	47,819	45,735	140,349	135,035

Total revenue	$225,628	$209,688	$661,106	$615,234

The following table presents balances of receivables:

(in thousands)	September 30, 2024	December 31, 2023
Customer receivables
Mutual funds (Victory Funds)	$57,391	$55,858
ETFs (VictoryShares)	2,603	2,079
Separate accounts and other vehicles	34,344	28,189
Receivables from contracts with customers	94,338	86,126
Non-customer receivables	2,584	1,444
Total receivables	$96,922	$87,570

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

For the three and nine months ended September 30, 2023, the increase in the USAA AMCO contingent consideration liability of $2.7 million and $8.7 million, respectively, was recorded in change in value of consideration payable for acquisition of business in the unaudited Condensed Consolidated Statements of Operations.

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

At September 30, 2024, the Company determined that the contingent payments are no longer probable of occurring and reduced the liability for NEC contingent payments to zero. The liability for NEC contingent payments totaled $13.7 million as of December 31, 2023 which is included in accrued compensation and benefits in the unaudited Condensed Consolidated Balance Sheets.

For the three and nine months ended September 30, 2024, the net impact to the Condensed Consolidated Statement of Operations relating to the NEC contingent payment compensation expense was a decrease of $15.2 million and $13.7 million, respectively, in personnel compensation and benefits. Expense recorded for the three and nine months ended September 30, 2023 was $1.4 million and $4.4 million, respectively.

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

The estimated fair value of contingent consideration payable to sellers was $139.6 million as of September 30, 2024 and $217.2 million as of December 31, 2023, respectively. In the first quarter of 2024, the Company paid $80.0 million in cash to sellers as a catch-up payment for the first earn-out period.

For the three and nine months ended September 30, 2024, the change in the liability was a decrease of $1.6 million and an increase of $2.4 million, respectively. For the three and nine months ended September 30, 2023, the change in the liability was an increase of $7.6 million and $10.5 million, respectively. The impact of decreasing or increasing the valuation of the contingent consideration liability is recorded in change in value of consideration payable for acquisition of business in the unaudited Condensed Consolidated Statements of Operations.

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

Significant inputs to the valuation of contingent consideration payable to sellers as of September 30, 2024 and December 31, 2023 are as follows and are approximate values:

	September 30, 2024	December 31, 2023
Net revenue 5 year average annual growth rate	13%	22%
Market price of risk adjustment for revenue (continuous)	7%	7%
Revenue volatility	21%	21%
Discount rate	6%	7%
Years remaining in earn out period	3.1	3.8
Undiscounted estimated remaining earn out payments $ millions	$153 - $240	$243 - $320

Amundi US Contribution

On July 8, 2024, the Company, Amundi and, solely for certain provisions thereof, Amundi S.A., (“Amundi Parent,” and together with Amundi, the “Amundi Parties”) entered into the Contribution Agreement, pursuant to which, upon the terms and subject to the conditions set forth therein, Amundi will contribute to the Company, all of the shares of Amundi US. The contribution will result in Amundi US becoming a wholly owned subsidiary of Victory.

Amundi US, based in Boston, Massachusetts, is a wholly owned subsidiary of Amundi, which is headquartered in Paris, France. Amundi US’s activities are principally conducted by its wholly owned subsidiary Amundi US, Inc. Amundi US, Inc. specializes in providing and distributing investment solutions to a wide range of clients and investors, including institutional investors, corporations, central banks, sovereign wealth funds, and individual investors.

At the closing of the transactions contemplated by the Contribution Agreement (the “Closing”), in exchange for the shares of Amundi US, Amundi will receive 26.1% of the Company’s fully diluted shares after giving effect to that issuance (the “Base Share Consideration”). This will be composed of newly issued shares of the Company Common Stock, par value $0.01, representing 4.9% of the number of issued and outstanding shares of Company Common Stock, after giving effect to that issuance, and the balance in newly issued shares of a new class of the Company Preferred Stock. The Base Share Consideration is subject to customary adjustments based on the level of client consents received, Amundi US’s net working capital, debt, cash and transaction expenses as described in the Contribution Agreement.

At the Closing, the Company and Amundi will enter into a shareholder agreement (the “Shareholder Agreement”), pursuant to which, among other things, Amundi will be (i) will be granted certain resale shelf and piggyback registration rights in respect of the shares of Company Preferred Stock and Company Common Stock issued to it under the Contribution Agreement (the “Acquired Shares”), and (ii) is entitled to nominate two members of the Board for so long as it holds a certain amount of the Acquired Shares. In addition, for a period of three years following the Closing, Amundi will be subject to a customary “lock-up” of the Acquired Shares (subject to certain exceptions) and a standstill, which among other things, prohibits Amundi from acquiring additional equity securities of the Company (subject to certain exceptions).

The Amundi Parties, the Company, and VCM have also entered into an Off-Shore Master Distribution and Services Agreement and an On-Shore Master Distribution and Services Agreement which will become effective on the date of the Closing (except with respect to certain specified provisions set forth therein, which became effective as of the entry into such agreements).

The Closing of the transaction is expected to occur during the first quarter of 2025 and is subject to customary closing conditions, regulatory approvals and regulatory authorizations.

Acquisition-related costs

Acquisition-related costs include legal fees, advisory services, mutual fund proxy voting costs and other one-time expenses related to business combinations. The Company expensed $5.1 million and $9.2 million in acquisition-related costs in the three and nine months ended September 30, 2024 ($0.1 million in 2023), respectively. These amounts are included in acquisition-related costs in the unaudited Condensed Consolidated Statements of Operations and relate primarily to the Amundi US Acquisition.

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

The following table presents assets and liabilities measured at fair value on a recurring basis:

	As of September 30, 2024
(in thousands)	Total	Level 1	Level 2	Level 3
Financial Assets
Money market fund	$169,541	$169,541	$—	$—
Investments in proprietary funds	596	596	—	—
Deferred compensation plan investments	34,147	34,147	—	—
Total Financial Assets	$204,284	$204,284	$—	$—
Financial Liabilities
Contingent consideration arrangements	(139,600)	—	—	(139,600)
Total Financial Liabilities	$(139,600)	$—	$—	$(139,600)

	As of December 31, 2023
(in thousands)	Total	Level 1	Level 2	Level 3
Financial Assets
Money market fund	$109,183	$109,183	$—	$—
Investments in proprietary funds	534	534	—	—
Deferred compensation plan investments	31,274	31,274	—	—
Total Financial Assets	$140,991	$140,991	$—	$—
Financial Liabilities
Contingent consideration arrangements	(217,200)	—	—	$(217,200)
Total Financial Liabilities	$(217,200)	$—	$—	$(217,200)

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

The following table presents the balance of the change in contingent consideration arrangement liabilities for the nine months ended September 30, 2024:

(in thousands)	Contingent Consideration Liabilities
Balance, December 31, 2023	$217,200
WestEnd earn-out payment	(80,000)
WestEnd change in fair value measurement	2,400
Balance, September 30, 2024	$139,600

There were no transfers between any of the Level 1, 2 and 3 categories in the fair value measurement hierarchy from December 31, 2023 to September 30, 2024. The Company recognizes transfers at the end of the reporting period.

The net carrying value of accounts receivable and accounts payable approximates fair value due to the short‑term nature of these assets and liabilities. The fair value of our long-term debt as of September 30, 2024 is considered to be its carrying value as the interest rate on the bank debt is variable and approximates current market rates. As a result, Level 2 inputs are utilized to determine the fair value of our long‑term debt.
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

(in thousands)	September 30, 2024	December 31, 2023
Related party assets
Cash and cash equivalents	$169,541	$109,183
Receivables (investment management fees)	48,676	46,217
Receivables (fund administration and distribution fees)	15,096	14,238
Prepaid expenses	483	730
Investments (investments in proprietary funds, fair value)	596	534
Investments (deferred compensation plan investments, fair value)	34,012	31,143
Total	$268,404	$202,045

Related party liabilities
Accounts payable and accrued expenses (fund reimbursements)	$5,549	$5,641

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Related party revenue
Investment management fees	$135,511	$124,845	$395,028	$366,738
Fund administration and distribution fees	47,819	45,735	140,349	135,035
Total	$183,330	$170,580	$535,377	$501,773

Related party expense
General and administrative	$119	$117	$337	$366

Related party other income (expense)
Interest income and other income (expense)	$3,385	$465	$7,953	$3,260

NOTE 7. Investments

As of September 30, 2024 and December 31, 2023, the Company had investments in proprietary funds and deferred compensation plan investments. Investments in proprietary funds consist entirely of seed capital investments in certain Victory Funds. Deferred compensation plan investments are held under deferred compensation plans and consist of investments in Victory Funds.

Unrealized and realized gains and losses on investments in proprietary funds and deferred compensation plan investments are recorded in earnings as interest income and other income (expense).

Investments in Proprietary Funds

The following table presents a summary of the cost and fair value of investments in proprietary funds:

		Gross Unrealized		Fair
(in thousands)	Cost	Gains	(Losses)	Value
As of September 30, 2024	$574	$93	$(71)	$596
As of December 31, 2023	569	55	(90)	534

There were no sales of investments in proprietary funds and realized gains and losses during the three and nine months ended September 30, 2024. The following table presents proceeds from sales of investments in proprietary funds and realized gains and losses recognized during the three and nine months ended September 30, 2023.

	Sale	Realized
(in thousands)	Proceeds	Gains	(Losses)
For the three months ended September 30, 2023	$—	$—	$—
For the nine months ended September 30, 2023	32	4	—

Deferred Compensation Plan Investments

The following table presents a summary of the cost and fair value of deferred compensation plan investments:

		Gross Unrealized		Fair
(in thousands)	Cost	Gains	(Losses)	Value
As of September 30, 2024	$30,930	$3,301	$(84)	$34,147
As of December 31, 2023	30,109	1,610	(445)	31,274

The following table presents proceeds from sales of deferred compensation plan investments and realized gains and losses recognized during the three and nine months ended September 30, 2024 and 2023:

	Sale	Realized
(in thousands)	Proceeds	Gains	(Losses)
For the three months ended September 30, 2024	$8,692	$306	$(1)
For the three months ended September 30, 2023	$4,522	$1	$(100)

	Sale	Realized
(in thousands)	Proceeds	Gains	(Losses)
For the nine months ended September 30, 2024	$9,781	$388	$(23)
For the nine months ended September 30, 2023	$7,432	$5	$(332)

NOTE 8. Income Taxes

The effective tax rate for the three and nine months ended September 30, 2024 and 2023 differs from the United States federal statutory rate primarily as a result of state and local income taxes, excess tax benefits on share-based compensation and certain non-deductible expenses.

For the three months ended September 30, 2024 and 2023, the provision for income taxes was $25.5 million and $13.9 million, or 23.7% and 21.1%, of pre-tax income, respectively. For the nine months ended September 30, 2024 and 2023, the provision for income taxes was $63.2 million and $44.4 million, or 23.0% and 22.0% of pre-tax income, respectively.

The effective tax rates for the three and nine months ended September 30, 2024 were higher than the effective tax rates for the same periods in 2023 due to decreased excess tax benefits on share-based compensation and increased non-deductible expenses.

No valuation allowance was recorded for deferred tax assets in the period ended September 30, 2024 and 2023.

The Organization for Economic Co-operation and Development has released a framework (“Pillar 2”) to introduce a global minimum tax of 15% for companies with global revenues and profits above certain thresholds. Certain aspects of Pillar 2 are effective January 1, 2024, and other aspects are effective January 1, 2025. Although the U.S. has not yet enacted legislation to adopt Pillar 2, certain countries have already adopted, or are in the process of adopting, legislation to implement Pillar 2. The Company continues to analyze Pillar 2 but does not currently expect it to have a material impact on our effective tax rate or on our consolidated balance sheet, statement of operations or statement of cash flows.

NOTE 9. Debt

On June 7, 2024, the Company entered into the Fifth Amendment to the 2019 Credit Agreement, extending the maturity date of the $100.0 million senior secured first lien revolving facility from July 1, 2024 to March 31, 2026, and decreasing the drawn interest rate margin by 0.50% per annum. The revolving facility otherwise remains subject to substantially the same terms as those set forth in the 2019 Credit Agreement.

On July 1, 2024, the Company executed an agency succession agreement, by and among Barclays Bank PLC as the resigning administrative agent and collateral agent under the 2019 Credit Agreement and Royal Bank of Canada, as the successor administrative agent and collateral agent.

The following table presents the components of long-term debt in the unaudited Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023.

	September 30,	December 31,	Interest Rate		Effective Interest Rate
(in thousands)	2024	2023	2024	2023	2024	2023
Term Loans
Due July 2026	$624,693	$630,680	7.66%	7.77%	8.06%	8.17%
Due December 2028	367,496	371,028	7.66%	7.77%	7.99%	8.10%
Term loan principal outstanding	992,189	1,001,708
Unamortized debt issuance costs	(6,777)	(8,753)
Unamortized debt discount	(2,751)	(3,686)
Long-term debt, net	$982,661	$989,269

The Company elects to use three-month Term SOFR plus a ten-point credit spread adjustment plus the margin on SOFR required by the 2019 Credit Agreement to pay interest on its debt.

The 2019 Credit Agreement contains customary affirmative and negative covenants, including covenants that affect, among other things, the ability of the first lien leverage ratio, measured as of the last day of each fiscal quarter on which outstanding borrowings under the revolving credit facility exceed 35.0% of the commitments thereunder (excluding certain letters of credit), of no greater than 3.80 to 1.00. As of September 30, 2024, there were no outstanding borrowings under the revolving credit facility and the Company was in compliance with its financial performance covenant.

There were no repayments of outstanding term loans under the 2019 Credit Agreement during the three months ended September 30, 2024, and no loss on debt extinguishment was recorded in the period. Repayments of outstanding term loans under the 2019 Credit Agreement totaled $9.5 million for the nine months ended September 30, 2024. The Company recognized a loss on debt extinguishment of $0.1 million in the nine months ended September 30, 2024, due to the repayments of term loan principal.

There were no repayments of outstanding term loans under the 2019 Credit Agreement during the three and nine months ended September 30, 2023, and no loss on debt extinguishment was recorded in these periods.

The following table presents the components of interest expense and other financing costs on the unaudited Condensed Consolidated Statements of Operations for the periods ended September 30, 2024 and 2023.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Interest expense	$19,431	$19,457	$58,096	$55,140
Amortization of debt issuance costs	776	762	2,333	2,266
Amortization of debt discount	302	305	905	905
Interest rate swap (income) expense	—	(5,115)	—	(14,004)
Amortization of deferred gain on terminated interest rate swap	(4,200)	—	(12,509)	—
Other	105	171	354	414
Total	$16,414	$15,580	$49,179	$44,721

NOTE 10. Equity

Shares Rollforward

The following tables present the changes in the number of shares of common stock issued and repurchased (in thousands):

	Shares of Common Stock Issued	Shares of Treasury Stock
Balance, December 31, 2023	82,404	(18,150)
Issuance of shares	2	—
Vesting of restricted share grants	382	—
Exercise of options	378	—
Shares withheld related to net settlement of equity awards	—	(345)
Balance, March 31, 2024	83,166	(18,495)
Issuance of shares	1	—
Vesting of restricted share grants	18	—
Exercise of options	269	—
Shares withheld related to net settlement of equity awards	—	(151)
Balance, June 30, 2024	83,454	(18,646)
Issuance of shares	2	—
Vesting of restricted share grants	49	—
Exercise of options	175	—
Shares withheld related to net settlement of equity awards	—	(110)
Balance, September 30, 2024	83,680	(18,756)

	Shares of Common Stock Issued	Shares of Treasury Stock
Balance, December 31, 2022	80,528	(13,203)
Issuance of shares	3	—
Repurchase of shares	—	(1,032)
Vesting of restricted share grants	680	—
Exercise of options	295	—
Shares withheld related to net settlement of equity awards	—	(390)
Balance, March 31, 2023	81,506	(14,625)
Issuance of shares	2	—
Repurchase of shares	—	(1,380)
Vesting of restricted share grants	27	—
Exercise of options	191	—
Shares withheld related to net settlement of equity awards	—	(102)
Balance, June 30, 2023	81,726	(16,107)
Issuance of shares	2	—
Vesting of restricted share grants	66	—
Exercise of options	430	—
Shares withheld related to net settlement of equity awards	—	(206)
Balance, September 30, 2023	82,224	(16,313)

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

No shares were repurchased by the Company during the three and nine months ended September 30, 2024 and the three months ended September 30, 2023. During the nine months ended September 30, 2023, the Company repurchased 2.4 million shares of Common Stock at a total cost of $77.3 million, which included $0.5 million of excise taxes payable on shares repurchased, for an average price of $32.05 per share.

As of September 30, 2024, $95.2 million was available for future repurchases under the 2024 Share Repurchase Program, and a cumulative total of 11.3 million shares of Common Stock had been repurchased under programs authorized by the Company’s Board of Directors at a total cost of $295.8 million for an average price of $26.26 per share.

Shares Withheld for net settlement of employee equity awards

During the three months ended September 30, 2024, the Company net settled 0.1 million shares of Common Stock for $5.8 million to satisfy $4.2 million in employee tax obligations and $1.6 million in employee stock option exercise prices. During the same period in 2023, 0.2 million shares were net settled for $6.9 million to satisfy $5.0 million of employee tax obligations and $1.9 million of employee stock option exercise prices.

During the nine months ended September 30, 2024, the Company net settled 0.6 million shares of Common Stock for $26.4 million to satisfy $19.7 million in employee tax obligations and $6.7 million in employee stock option exercise prices. During the same period in 2023, 0.7 million shares were net settled for $21.7 million to satisfy $16.7 million of employee tax obligations and $5.0 million of employee stock option exercise prices.

Dividend Payments

Dividends paid or payable for the nine months ended September 30, 2024 totaled $73.1 million and included quarterly dividends of $72.2 million and $0.9 million in cash bonuses and distributions related to dividends previously declared upon vesting of restricted stock. During the same period in 2023, dividends paid or payable totaled $64.8 million and included quarterly dividends of $63.6 million and $1.2 million in cash bonuses and distributions related to dividends previously declared upon vesting of restricted stock.

As of September 30, 2024 and December 31, 2023, the amount of cash bonuses and distributions related to dividends previously declared on unvested and outstanding restricted share awards and stock options totaled $1.2 million, which was not recorded as a liability as of the balance sheet date. A liability will be recorded for these cash bonuses and dividends when the restricted shares and options vest.

NOTE 11. Share‑Based Compensation

Amendment to the 2018 Stock Incentive Plan

On May 8, 2024, the Company’s stockholders approved an amendment to the Company’s 2018 Stock Incentive Plan (the “2018 Plan”) which increased the number of shares of Common Stock, par value $0.01 per share, authorized for issuance under the 2018 Plan by 2,800,000 shares to 6,172,484 shares. As of December 31, 2023, 799,111 shares remained available for grant of the 3,372,483 shares originally authorized for issuance under the 2018 Plan.

Current Period Activity

During the three months ended September 30, 2024, the Company issued restricted stock awards for 54,007 shares of Common Stock, of which awards for 5,216 shares were fully vested on the grant date, awards for 93 shares vest over two years, awards for 1,873 shares vest over three years, and awards for 46,825 shares cliff vest after twenty-one months.

For the nine months ended September 30, 2024, the Company issued restricted stock awards for 527,640 shares of Common Stock, of which awards for 19,312 shares were fully vested on the grant date, awards for 73,887 shares vest over two years, awards for 1,534 shares cliff vest after two years, awards for 46,825 shares cliff vest after twenty-one months, awards for 94,748 shares vest over three years, and awards for 291,334 shares vest over four years.

Stock option award and restricted stock award activity during the nine months ended September 30, 2024 and 2023 was as follows:

	Shares Subject to Stock Option Awards
	Nine Months Ended September 30,
	2024			2023
	Avg wtd	Avg wtd		Avg wtd	Avg wtd
	grant-date	exercise		grant-date	exercise
	fair value	price	Units	fair value	price	Units
Outstanding at beginning of period	$4.68	$8.76	1,801,853	$4.31	$7.57	2,884,180
Forfeited	6.31	13.84	(831)	—	—	—
Exercised	4.54	8.49	(822,029)	3.70	5.70	(916,325)
Outstanding at end of the period	$4.80	$8.99	978,993	$4.59	$8.44	1,967,855
Vested	$4.79	$8.94	802,795	$4.57	$8.36	1,791,657
Unvested	4.85	9.23	176,198	4.85	9.23	176,198

	Restricted Stock Awards
	Nine Months Ended September 30,
	2024		2023
	Avg wtd grant-		Avg wtd grant-
	date fair value	Units	date fair value	Units
Unvested at beginning of period	$30.39	853,748	$25.38	1,153,515
Granted	41.41	527,640	30.09	513,715
Vested	30.69	(448,735)	22.83	(773,507)
Forfeited	34.85	(13,703)	29.60	(45,153)
Unvested at end of period	$36.51	918,950	$30.30	848,570

Share-Based Compensation Expense

The Company recorded $3.7 million and $3.9 million of share-based compensation expense in the three months ended September 30, 2024 and 2023, respectively, and $11.4 million and $12.4 million of share-based compensation expense in the nine months ended September 30, 2024 and 2023, respectively. Share-based compensation expense is recorded in personnel compensation and benefits in the unaudited Condensed Consolidated Statements of Operations.

NOTE 12. Earnings Per Share

The following table sets forth the reconciliation of basic earnings per share and diluted earnings per share from net income for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands except per share amounts)	2024	2023	2024	2023
Net income	$81,983	$52,007	$211,925	$157,951
Shares:
Basic: Weighted average number of shares outstanding	64,875	65,774	64,667	66,504
Plus: Incremental shares from assumed conversion of dilutive instruments	1,182	1,902	1,377	2,132
Diluted: Weighted average number of shares outstanding	66,057	67,676	66,044	68,636
Earnings per share
Basic:	$1.26	$0.79	$3.28	$2.38
Diluted:	$1.24	$0.77	$3.21	$2.30

Outstanding instruments excluded from the computation of weighted average shares for diluted earnings per share because the effect would be anti-dilutive were de minimis for the three and nine months ended September 30, 2024 and 2023. Holders of non-vested share-based compensation awards do not have rights to receive nonforfeitable dividends on the shares covered by the awards.

NOTE 13. Accumulated Other Comprehensive Income (Loss)

The following table presents changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2024 and 2023.

		Cumulative
	Cash Flow	Translation
(in thousands)	Hedges (1)(2)	Adjustment	Total
Balance, December 31, 2023	$31,460	$(132)	$31,328
Other comprehensive income before reclassification and tax	—	105	105
Tax impact	—	(26)	(26)
Reclassification adjustments, before tax	(12,509)	—	(12,509)
Tax impact	3,057	—	3,057
Net current period other comprehensive income (loss)	(9,452)	79	(9,373)
Balance, September 30, 2024	$22,008	$(53)	$21,955
Balance, December 31, 2022	$35,614	$(172)	$35,442
Other comprehensive income (loss) before reclassification and tax	12,387	4	12,391
Tax impact	(3,008)	(1)	(3,009)
Reclassification adjustments, before tax	(14,005)	—	(14,005)
Tax impact	3,401	—	3,401
Net current period other comprehensive income (loss)	(1,225)	3	(1,222)
Balance, September 30, 2023	$34,389	$(169)	$34,220
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

The deferred gain on the termination of the Swap is being amortized on a straight-line basis through July 1, 2026 and is included in interest expense and other financing costs on the unaudited Condensed Consolidated Statements of Operations. As of September 30, 2024 and December 31, 2023, the unamortized deferred gain on Swap monetization was $29.1 million and $41.6 million, respectively, before tax.

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

The following tables summarize the classification of the Swap in our consolidated financial statements (in thousands):

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Statement of Operations	Description	2024	2023	2024	2023
Interest expense and other financing costs	Reclassification from AOCI - Swap income	$—	$5,116	$—	$14,005
Interest expense and other financing costs	Reclassification from AOCI - Amortization of Swap deferred gain	4,200	—	12,509	—
Total		$4,200	$5,116	$12,509	$14,005

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Statements of Comprehensive Income	Description	2024	2023	2024	2023
Other comprehensive income (loss)	Loss recognized in AOCI(L), net of tax	$—	$(56)	$—	$(1,225)
Other comprehensive income (loss)	Amortization of deferred gain on terminated Swap, net of tax	(3,174)	—	(9,452)	—
Total		$(3,174)	$(56)	$(9,452)	$(1,225)

NOTE 15. LEASES

The Company determines if a contract is a lease at inception. We have leases primarily for office facilities and information technology equipment. All of our leases are classified as operating leases.

Supplemental balance sheet information related to the Company’s operating leases as of September 30, 2024 and December 31, 2023 was as follows (in thousands):

	September 30, 2024	December 31, 2023
Operating lease ROU assets(1)	$20,679	$9,665
Current portion of operating lease liabilities(2)	3,136	4,675
Noncurrent portion of operating lease liabilities(2)	18,680	6,487
Total operating lease liabilities	$21,816	$11,162

(1) ROU assets are recorded in other assets on the unaudited Condensed Consolidated Balance Sheets.

(2) Current portion and noncurrent portion of operating lease liabilities are recorded in other liabilities on the unaudited Condensed Consolidated Balance Sheets.

	September 30, 2024	December 31, 2023
Weighted-average remaining lease term	8.4 years	4.0 years
Weighted-average discount rate	6.7%	4.7%

The components of lease expense and other lease information as of and during the three and nine month periods ended September 30, 2024 and 2023 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$1,261	$1,293	$3,869	$3,897
Short-term lease cost	—	—	—	—
Variable lease cost	302	481	1,293	1,411
Gross lease cost	1,563	1,774	5,162	5,308
Sub-lease income	(153)	(204)	(589)	(610)
Net lease cost	$1,410	$1,570	$4,573	$4,698

Other lease information
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows for operating leases	$1,384	$1,419	$4,228	$4,237

In general, our leases have remaining lease terms of approximately 1 year to 12 years. These leases generally contain renewal options for periods ranging from two to five years. Because the Company is not reasonably certain to exercise these renewal options, the options are not considered in determining the lease term and associated potential option payments are excluded from lease payments. Expenses associated with operating leases are recorded in general and administrative expenses on the unaudited Condensed Consolidated Statement of Operations. Variable lease costs, such as utilities and common area maintenance charges, are excluded from lease liabilities and expensed as incurred. The variable lease costs are determined based on terms in the lease contracts and primarily relate to usage of the ROU asset and services received from the lessor.

The following table summarizes the maturity of our operating lease liabilities as of September 30, 2024 (in thousands):

Operating Leases
2024	$1,289
2025	3,988
2026	3,757
2027	3,296
2028	2,759
Thereafter	14,379
Total undiscounted lease payments	29,468
Less: imputed interest	7,652
Total lease liabilities	$21,816

NOTE 16. SUBSEQUENT EVENTS

On October 11, 2024, the Company held a special meeting of its shareholders and the Company’s shareholders voted to approve the issuance of the Company Common Stock, the Company Preferred Stock and the other proposals set forth in the Proxy Statement, filed on September 6, 2024, with the SEC in each case in connection with the Contribution.

On November 7, 2024, the Company’s Board of Directors approved a regular quarterly cash dividend of $0.44 per share. The dividend is payable on December 23, 2024, to shareholders of record on December 9, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to the “Company,” “Victory,” or in the first-person notations of “we,” “us,” and “our” shall mean Victory Capital Holdings, Inc., a Delaware corporation, and its wholly-owned subsidiaries.

Objective

The objective of this section of the Quarterly Report on Form 10-Q is intended to provide a discussion and analysis, from management’s perspective, of the key performance indicators and material information necessary to assess our financial condition and results of operations for the three and nine months ended September 30, 2024 and 2023 and cash flows for the nine months ended September 30, 2024 and 2023. In addition, we also discuss the Company’s contractual and off-balance sheet arrangements. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2023. This discussion and analysis contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2023.

Overview

Our Business – Victory is a diversified global asset management firm with total client assets of $181.1 billion, assets under management of $176.1 billion and other assets of $5.0 billion as of September 30, 2024. The Company operates a next-generation business model combining boutique investment qualities with the benefits of an integrated, centralized operating and distribution platform.

The Company provides specialized investment strategies to institutions, intermediaries, retirement platforms and individual investors with 11 autonomous Investment Franchises and a Solutions Platform. Victory Capital offers a wide array of investment products, including actively and passively managed mutual funds, rules-based and active exchange traded funds (“ETFs”), institutional separate accounts, variable insurance products (“VIPs”), alternative investments, private closed end funds, and a 529 Education Savings Plan. Victory Capital’s strategies are also offered through third-party investment products, including mutual funds, third-party ETF model strategies, retail separately managed accounts (“SMAs”) and unified managed accounts (“UMAs”) through wrap account programs, Collective Investment Trusts (“CITs”), and undertakings for the collective investment in transferable securities (“UCITs”). As of September 30, 2024, our Franchises and our Solutions Platform collectively managed a diversified set of 126 investment strategies for a wide range of institutional and retail clients and direct investors.

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

Professionals within our institutional and retail distribution channels, direct investor business and marketing organization sell our products through our centralized distribution model. Our institutional sales team focuses on cultivating relationships with institutional consultants, who account for the majority of the institutional market, as well as asset allocators seeking sub-advisers. Our retail sales team offers intermediary and retirement platform clients, including broker-dealers, retirement platforms and registered investment adviser networks, mutual funds and ETFs as well as SMAs through wrap fee programs and access to our investment models through UMAs. Our direct investor business serves the investment needs of individual clients.

We have grown our total client assets from $17.9 billion following the management-led buyout with Crestview Partners II GP, L.P. in August 2013 to $181.1 billion at September 30, 2024. We attribute this growth to our success in sourcing acquisitions and evolving them into organic growers, generating strong investment returns, and developing institutional, retail, and direct investor channels with deep penetration.

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

Amundi US Contribution - On July 8, 2024, the Company, Amundi and, solely for certain provisions thereof, Amundi S.A., (“Amundi Parent,” and together with Amundi, the “Amundi Parties”) entered into the Contribution Agreement, pursuant to which, upon the terms and subject to the conditions set forth therein, Amundi will contribute to the Company, all of the shares of Amundi US. The contribution will result in Amundi US becoming a wholly owned subsidiary of Victory.

Amundi US, based in Boston, Massachusetts, is a wholly owned subsidiary of Amundi, which is headquartered in Paris, France. Amundi US’s activities are principally conducted by its wholly owned subsidiary Amundi US, Inc. Amundi US, Inc. specializes in providing and distributing investment solutions to a wide range of clients and investors, including institutional investors, corporations, central banks, sovereign wealth funds, and individual investors.

At the closing of the transactions contemplated by the Contribution Agreement (the “Closing”), in exchange for the shares of Amundi US, Amundi will receive 26.1% of the Company’s fully diluted shares after giving effect to that issuance (the “Base Share Consideration”). This will be composed of newly issued shares of the Company Common Stock, par value $0.01, representing 4.9% of the number of issued and outstanding shares of Company Common Stock, after giving effect to that issuance, and the balance in newly issued shares of a new class of the Company Preferred Stock. The Base Share Consideration is subject to customary adjustments based on the level of client consents received, Amundi US’s net working capital, debt, cash and transaction expenses as described in the Contribution Agreement.

At the Closing, the Company and Amundi will enter into a shareholder agreement (the “Shareholder Agreement”), pursuant to which, among other things, Amundi will be (i) will be granted certain resale shelf and piggyback registration rights in respect of the shares of Company Preferred Stock and Company Common Stock issued to it under the Contribution Agreement (the “Acquired Shares”), and (ii) is entitled to nominate two members of the Board for so long as it holds a certain amount of the Acquired Shares. In addition, for a period of three years following the Closing, Amundi will be subject to a customary “lock-up” of the Acquired Shares (subject to certain exceptions) and a standstill, which among other things, prohibits Amundi from acquiring additional equity securities of the Company (subject to certain exceptions).

The Amundi Parties, the Company, and VCM have also entered into an Off-Shore Master Distribution and Services Agreement and an On-Shore Master Distribution and Services Agreement which will become effective on the date of the Closing (except with respect to certain specified provisions set forth therein, which became effective as of the entry into such agreements).

The Closing of the transaction is expected to occur during the first quarter of 2025 and is subject to customary closing conditions, regulatory approvals and regulatory authorizations.

Business Highlights

Assets under management:

•
AUM at September 30, 2024 increased by $7.4 billion, or 4.4%, to $176.1 billion from $168.7 billion at June 30, 2024, driven by market appreciation of $10.1 billion and net outflows of $2.6 billion.

•
AUM at September 30, 2024 and 2023 was $176.1 billion and $148.9 billion, respectively. We generated $6.1 billion in gross flows and $2.6 billion in net outflows for the three months ended September 30, 2024 compared to $5.1 billion in gross flows and $2.0 billion in net outflows for the same period in 2023.
•
AUM at September 30, 2024 and 2023 was $176.1 billion and $148.9 billion, respectively. We generated $19.4 billion in gross flows and $5.5 billion in net outflows for the nine months ended September 30, 2024 compared to $17.0 billion in gross flows and $4.6 billion in net outflows for the same period in 2023. Net flows for the nine months ended September 30, 2024 were comprised of $5.4 billion and $0.1 billion of net long-term and short-term outflows, respectively.

Investment performance:

•
43 of our Victory Capital mutual funds and ETFs had overall Morningstar ratings of four or five stars and 67% of our fund and ETF AUM were rated four or five stars overall by Morningstar. 46% of our strategies by AUM had investment returns in excess of their respective benchmarks over a one-year period, 60% over a three-year period, 73% over a five-year period and 77% over a ten-year period. On an equal-weighted basis, 48% of our strategies have outperformed their benchmarks over a one-year period, 63% over a three-year period, 58% over a five-year period and 61% over a ten-year period.

Financial highlights:

•
Total revenue for the three months ended September 30, 2024 was $225.6 million compared to $209.7 million for the same period in 2023. For the nine months ended September 30, 2024 and 2023, total revenue was $661.1 million and $615.2 million, respectively.
•
Net income was $82.0 million for the three months ended September 30, 2024 compared to $52.0 million for the same period in 2023. For the nine months ended September 30, 2024 and 2023, net income was $211.9 million and $158.0 million, respectively.
•
Adjusted EBITDA was $121.3 million for the three months ended September 30, 2024, or 53.7% of revenue, compared to $107.2 million, or 51.1% of revenue, for the same period in 2023. For the nine months ended September 30, 2024, Adjusted EBITDA was $350.1 million, or 53.0% of revenue, compared to $310.4 million, or 50.5% of revenue, for the same period in 2023. Refer to “Supplemental Non-GAAP Financial Information” for further information about the Adjusted EBITDA calculation and reconciliation of generally accepted accounting principles (“GAAP”) net income to Adjusted EBITDA.
•
Adjusted Net Income with tax benefit was $89.0 million for the three months ended September 30, 2024 compared to $79.8 million for the three months ended September 30, 2023. For the nine months ended September 30, 2024, Adjusted Net Income with tax benefit was $258.0 million compared to $230.9 million for the same period in 2023. Refer to “Supplemental Non-GAAP Financial Information” for further information about the Adjusted Net Income calculation and reconciliation of GAAP net income to Adjusted Net Income.

Key Performance Indicators

The following table is a summary of key performance indicators utilized by management to assess results of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions, except for basis points and percentages)	2024	2023	2024	2023
AUM at period end	$176,113	$148,879	$176,113	$148,879
Average AUM	171,876	156,491	167,631	153,983
Gross flows	5,876	4,955	18,640	16,294
AUM net short-term flows	(5)	(19)	(147)	(345)
AUM net long-term flows	(2,631)	(2,000)	(5,361)	(4,250)
AUM net flows	(2,636)	(2,019)	(5,508)	(4,595)
Total revenue	225.6	209.7	661.1	615.2
Revenue realization on average AUM	52.1 bps	53.1 bps	52.6 bps	53.3 bps
Net income	82.0	52.0	211.9	158.0
Adjusted EBITDA(1)	121.3	107.2	350.1	310.4
Adjusted EBITDA margin(2)	53.7%	51.1%	53.0%	50.5%
Adjusted net income(1)	78.9	70.3	228.0	202.3
Tax benefit of goodwill and acquired intangibles(3)	10.1	9.5	30.0	28.6

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

The following table presents a reconciliation of our total client assets(1) as of the dates indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Beginning AUM	$168,681	$157,161	$161,322	$147,762
Beginning other assets	5,094	4,461	5,289	5,190
Beginning total client assets	173,775	161,622	166,611	152,952

AUM net cash flows	(2,636)	(2,019)	(5,508)	(4,595)
Other assets net cash flows	(446)	300	(952)	(791)
Total client assets net cash flows	(3,082)	(1,719)	(6,460)	(5,386)

AUM market appreciation (depreciation)	10,076	(4,755)	20,337	7,335
Other assets market appreciation (depreciation)	333	(134)	644	228
Total client assets market appreciation (depreciation)	10,409	(4,888)	20,982	7,563

AUM realizations and distributions	(2)	—	(2)	(73)
Acquired & divested assets / Net transfers	(7)	(1,508)	(38)	(1,549)

Ending AUM	176,113	148,879	176,113	148,879
Ending other assets	4,981	4,627	4,981	4,627
Ending total client assets	181,094	153,506	181,094	153,506
Average total client assets	176,806	161,147	172,688	158,779

(1) Includes low-fee (2 to 4 bps) institutional assets, previously reported in the Solutions asset class within the by asset class table and in Separate Accounts and Other Pooled Vehicles within the by vehicle table. These assets are included as part of Victory’s Regulatory Assets Under Management reported in Form ADV Part 1.

The following table presents a reconciliation of our total AUM(1) as of the dates indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Beginning AUM	$168,681	$157,161	$161,322	$147,762
Gross client cash inflows	6,120	5,149	19,375	16,959
Gross client cash outflows	(8,756)	(7,168)	(24,882)	(21,554)
Net client cash flows	(2,636)	(2,019)	(5,508)	(4,595)
Market appreciation (depreciation)	10,076	(4,755)	20,337	7,335
Realizations and distributions	(2)	—	(2)	(73)
Acquired & divested assets / Net transfers	(7)	(1,508)	(38)	(1,549)
Ending AUM	176,113	148,879	176,113	148,879
Average AUM	171,876	156,491	167,631	153,983

(1) Total AUM includes both discretionary assets under management and non-discretionary assets under advisement and excludes other assets.

The following table presents a reconciliation of our other assets (institutional)(1) as of the dates indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Beginning other assets (institutional)	$5,094	$4,461	$5,289	$5,190
Gross client cash inflows	—	300	467	400
Gross client cash outflows	(446)	—	(1,419)	(1,191)
Net client cash flows	(446)	300	(952)	(791)
Market appreciation (depreciation)	333	(134)	644	228
Realizations and distributions	—	—	—	—
Acquired & divested assets / Net transfers	—	—	—	—
Ending other assets (institutional)	4,981	4,627	4,981	4,627
Average other assets (institutional)	4,930	4,656	5,057	4,796

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

The following table presents our AUM by asset class as of the dates indicated:

	As of
	September 30,
(in millions)	2024	2023
Solutions	$62,544	$49,371
Fixed Income	25,081	23,790
U.S. Mid Cap Equity	32,333	28,235
U.S. Small Cap Equity	15,591	14,650
Global / Non-U.S. Equity	19,752	14,807
U.S. Large Cap Equity	14,239	11,596
Alternative Investments	3,178	3,222
Total Long-Term Assets	172,720	145,671
Money Market & Short-Term Assets	3,393	3,208
Total AUM(1)	$176,113	$148,879

(1) Total AUM includes both discretionary assets under management and non-discretionary assets under advisement and excludes other assets.

The following tables summarize our asset flows by asset class for the periods indicated:

	U.S. Mid	U.S. Small		U.S. Large	Global /				Money
	Cap	Cap	Fixed	Cap	Non-U.S.		Alternative	Total	Market /
(in millions)	Equity	Equity	Income	Equity	Equity	Solutions	Investments	Long-term	Short-term	Total AUM(1)
For the Three Months Ended September 30, 2024
Beginning AUM	$31,015	$15,182	$24,398	$13,983	$18,459	$58,936	$3,390	$165,362	$3,320	$168,681
Gross client cash inflows	975	584	1,344	73	578	2,143	179	5,876	244	6,120
Gross client cash outflows	(2,300)	(1,278)	(1,640)	(486)	(485)	(1,877)	(443)	(8,509)	(249)	(8,756)
Net client cash flows	(1,325)	(694)	(296)	(413)	94	265	(263)	(2,632)	(5)	(2,636)
Market appreciation / (depreciation)	2,649	1,105	973	690	1,212	3,368	51	10,048	27	10,076
Realizations and distributions	—	—	—	—	—	—	(2)	(2)	—	(2)
Acquired & divested assets / Net transfers	(5)	(2)	6	(21)	(13)	(25)	3	(57)	51	(7)
Ending AUM	$32,333	$15,591	$25,081	$14,239	$19,752	$62,544	$3,178	$172,720	$3,393	$176,113
For the Three Months Ended September 30, 2023
Beginning AUM	$30,007	$15,664	$26,098	$12,170	$15,392	$51,375	$3,301	$154,009	$3,152	$157,161
Gross client cash inflows	1,224	458	892	51	392	1,688	249	4,955	193	5,149
Gross client cash outflows	(1,769)	(920)	(1,343)	(282)	(519)	(1,720)	(402)	(6,955)	(213)	(7,168)
Net client cash flows	(545)	(462)	(451)	(231)	(126)	(32)	(153)	(2,000)	(19)	(2,019)
Market appreciation / (depreciation)	(1,224)	(547)	(460)	(287)	(451)	(1,895)	71	(4,793)	39	(4,755)
Realizations and distributions	—	—	—	—	—	—	—	—	—	—
Acquired & divested assets / Net transfers	(2)	(5)	(1,397)	(57)	(8)	(78)	3	(1,545)	37	(1,508)
Ending AUM	$28,235	$14,650	$23,790	$11,596	$14,807	$49,371	$3,222	$145,671	$3,208	$148,879

(1) Total AUM includes both discretionary assets under management and non-discretionary assets under advisement and excludes other assets.

		U.S.		U.S.
	U.S. Mid	Small		Large	Global /				Money
	Cap	Cap	Fixed	Cap	Non-U.S.		Alternative	Total	Market /
(in millions)	Equity	Equity	Income	Equity	Equity	Solutions	Investments	Long-term	Short-term	Total AUM(1)
Nine Months Ended September 30, 2024
Beginning AUM	$30,604	$15,959	$24,355	$12,635	$16,772	$54,296	$3,431	$158,051	$3,271	$161,322
Gross client cash inflows	3,353	1,650	3,925	209	2,227	6,343	935	18,642	734	19,375
Gross client cash outflows	(5,804)	(2,980)	(4,514)	(1,127)	(1,871)	(6,472)	(1,234)	(24,002)	(881)	(24,882)
Net client cash flows	(2,451)	(1,330)	(589)	(918)	356	(129)	(299)	(5,360)	(147)	(5,508)
Market appreciation / (depreciation)	4,196	1,014	1,265	2,595	2,713	8,390	34	20,207	129	20,337
Realizations and distributions	—	—	—	—	—	—	(2)	(2)	—	(2)
Acquired & divested assets / Net transfers	(16)	(51)	50	(72)	(89)	(13)	14	(177)	139	(38)
Ending AUM	$32,333	$15,591	$25,081	$14,239	$19,752	$62,544	$3,178	$172,720	$3,393	$176,113
Nine Months Ended September 30, 2023
Beginning AUM	$27,892	$15,103	$26,353	$10,973	$14,160	$46,317	$3,663	$144,460	$3,302	$147,762
Gross client cash inflows	4,083	2,186	2,952	222	1,329	4,427	1,095	16,294	666	16,959
Gross client cash outflows	(3,988)	(2,921)	(4,239)	(957)	(1,648)	(5,141)	(1,650)	(20,544)	(1,010)	(21,554)
Net client cash flows	95	(735)	(1,287)	(735)	(319)	(715)	(555)	(4,250)	(345)	(4,595)
Market appreciation / (depreciation)	237	280	203	1,488	1,044	3,792	180	7,224	111	7,335
Realizations and distributions	—	—	—	—	—	—	(73)	(73)	—	(73)
Acquired & divested assets / Net transfers	13	2	(1,479)	(130)	(79)	(23)	8	(1,689)	140	(1,549)
Ending AUM	$28,235	$14,650	$23,790	$11,596	$14,807	$49,371	$3,222	$145,671	$3,208	$148,879

(1) Total AUM includes both discretionary assets under management and non-discretionary assets under advisement and excludes other assets.

The following table presents our AUM by distribution channel as of the dates indicated:

	As of September 30,
	2024		2023
(in millions)	Amount	% of total	Amount	% of total
Investor	$61,989	35%	$53,901	36%
Institutional	43,295	25%	37,165	25%
Retail	70,829	40%	57,813	39%
Total AUM(1)(2)	$176,113	100%	$148,879	100%

(1) The allocation of AUM by distribution channel involves the use of estimates and the exercise of judgment.

(2) Total AUM includes both discretionary assets under management and non-discretionary assets under advisement and excludes other assets.

The following tables summarize our asset flows by vehicle for the periods indicated:

			Separate
			Accounts and
			Other Pooled
(in millions)	Mutual Funds (1)	ETFs (2)	Vehicles (3)	Total AUM(4)
For the Three Months Ended September 30, 2024
Beginning AUM	$112,584	$5,440	$50,657	$168,681
Gross client cash inflows	3,553	992	1,575	6,120
Gross client cash outflows	(5,526)	(158)	(3,073)	(8,756)
Net client cash flows	(1,973)	834	(1,498)	(2,636)
Market appreciation (depreciation)	6,443	426	3,208	10,076
Realizations and distributions	—	—	(2)	(2)
Acquired & divested assets / Net transfers	(10)	(7)	10	(7)
Ending AUM	$117,044	$6,694	$52,375	$176,113
For the Three Months Ended September 30, 2023
Beginning AUM	$105,916	$5,193	$46,052	$157,161
Gross client cash inflows	3,283	232	1,633	5,149
Gross client cash outflows	(5,119)	(557)	(1,492)	(7,168)
Net client cash flows	(1,836)	(324)	141	(2,019)
Market appreciation (depreciation)	(2,925)	(165)	(1,665)	(4,755)
Realizations and distributions	—	—	—	—
Acquired & divested assets / Net transfers	(17)	6	(1,497)	(1,508)
Ending AUM	$101,138	$4,710	$43,031	$148,879

			Separate
			Accounts and
			Other Pooled
(in millions)	Mutual Funds (1)	ETFs (2)	Vehicles (3)	Total AUM(4)
Nine Months Ended September 30, 2024
Beginning AUM	$108,802	$4,970	$47,551	$161,322
Gross client cash inflows	11,409	1,923	6,043	19,375
Gross client cash outflows	(16,543)	(785)	(7,555)	(24,882)
Net client cash flows	(5,134)	1,138	(1,512)	(5,508)
Market appreciation (depreciation)	13,624	550	6,164	20,337
Realizations and distributions	—	—	(2)	(2)
Acquired & divested assets / Net transfers	(248)	36	174	(38)
Ending AUM	$117,044	$6,694	$52,375	$176,113
Nine Months Ended September 30, 2023
Beginning AUM	$99,447	$5,627	$42,688	$147,762
Gross client cash inflows	11,468	625	4,866	16,959
Gross client cash outflows	(15,388)	(1,211)	(4,955)	(21,554)
Net client cash flows	(3,921)	(586)	(89)	(4,595)
Market appreciation (depreciation)	5,648	(329)	2,015	7,335
Realizations and distributions	—	—	(73)	(73)
Acquired & divested assets / Net transfers	(36)	(3)	(1,511)	(1,549)
Ending AUM	$101,138	$4,710	$43,031	$148,879

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

September 30, 2024 AUM compared to June 30, 2024 AUM. At September 30, 2024, our total AUM was $176.1 billion, an increase of $7.4 billion, or 4.4%, from $168.7 billion at June 30, 2024, driven by market appreciation of $10.1 billion and net outflows of $2.6 billion.

Net outflows were driven by our U.S. mid cap, U.S. small cap, U.S. large cap equity strategies, alternative investment strategies and our fixed income strategies of $1.3 billion, $0.7 billion, $0.4 billion, $0.3 billion and $0.3 billion, respectively, partially offset by net inflows of $0.3 billion in our Solutions platform.

September 30, 2024 AUM compared to December 31, 2023 AUM. Total AUM increased by $14.8 billion, or 9.2%, to $176.1 billion at September 30, 2024 compared to $161.3 billion at December 31, 2023. The increase in AUM was due to positive market action of $20.3 billion partially offset by net outflows of $5.5 billion.

Net outflows were driven by our U.S. mid cap, U.S. small cap, and U.S. large cap equity strategies, and our fixed income strategies of $2.5 billion, $1.3 billion, $0.9 billion, and $0.6 billion, respectively, partially offset by net inflows of $0.4 billion in our global/non-US equity strategies.

GAAP Results of Operations

The following table presents our GAAP results of operations for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Revenue
Investment management fees	$177,809	$163,953	$520,757	$480,199
Fund administration and distribution fees	47,819	45,735	140,349	135,035
Total revenue	225,628	209,688	661,106	615,234

Expenses
Personnel compensation and benefits	43,243	54,501	158,357	167,043
Distribution and other asset-based expenses	36,828	38,160	109,565	113,158
General and administrative	14,029	13,947	42,426	39,585
Depreciation and amortization	7,510	12,333	22,662	33,663
Change in value of consideration payable for acquisition of business	(1,600)	10,336	2,400	19,236
Acquisition-related costs	5,075	116	9,150	134
Restructuring and integration costs	180	246	777	275
Total operating expenses	105,265	129,639	345,337	373,094

Income from operations	120,363	80,049	315,769	242,140

Other income (expense)
Interest income and other income	3,551	1,452	8,673	4,967
Interest expense and other financing costs	(16,414)	(15,580)	(49,179)	(44,721)
Loss on debt extinguishment	—	—	(100)	—
Total other expense, net	(12,863)	(14,128)	(40,606)	(39,754)

Income before income taxes	107,500	65,921	275,163	202,386

Income tax expense	(25,517)	(13,914)	(63,238)	(44,435)

Net income	$81,983	$52,007	$211,925	$157,951

Earnings per share of common stock
Basic	$1.26	$0.79	$3.28	$2.38
Diluted	$1.24	$0.77	$3.21	$2.30

Weighted average number of shares outstanding
Basic	64,875	65,774	64,667	66,504
Diluted	66,057	67,676	66,044	68,636

Dividends declared per share of common stock	$0.41	$0.32	$1.115	$0.96

Investment Management Fees

Three months ended September 30, 2024 compared to September 30, 2023. Investment management fees increased 8.5%, or $13.9 million, to $177.8 million for the three months ended September 30, 2024 from $164.0 million for the same period in 2023 due to an increase in average AUM over the comparable period.

Nine months ended September 30, 2024 compared to September 30, 2023. Investment management fees increased by $40.6 million, or 8.4%, to $520.8 million for the nine months ended September 30, 2024 from $480.2 million due to the same factors discussed above in the quarterly section.

Fund Administration and Distribution Fees

Three months ended September 30, 2024 compared to September 30, 2023. Fund administration and distribution fees increased by $2.1 million, or 4.6%, to $47.8 million for the three months ended September 30, 2024 compared to $45.7 million for the same period in 2023 due primarily to higher mutual fund average net assets.

Nine months ended September 30, 2024 compared to September 30, 2023. Fund administration and distribution fees increased by $5.3 million, or 3.9%, to $140.3 million for the nine months ended September 30, 2024 from $135.0 million for the same period in 2023 due to the same factors as discussed above in the quarterly section.

Personnel Compensation and Benefits

The following table presents the components of GAAP personnel compensation and benefits expense for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Salaries, payroll related taxes and employee benefits	$21,824	$20,495	$67,548	$67,800
Incentive compensation	26,472	23,897	74,920	67,131
Sales-based compensation(1)	6,401	4,850	18,096	15,372
Equity awards granted to employees and directors(2)	3,714	3,895	11,448	12,389
Acquisition and transaction-related compensation	(15,168)	1,364	(13,655)	4,351
Total personnel compensation and benefits expense	$43,243	$54,501	$158,357	$167,043

(1) Represents sales-based commissions paid to our distribution teams. Sales-based compensation varies based on gross client cash flows and revenue earned on sales.

(2) Equity awards typically vest over several years based on service and the achievement of specific business and financial targets. The value of the equity awards is recognized as compensation expense over the vesting period.

Three months ended September 30, 2024 compared to September 30, 2023. Personnel compensation and benefits were $43.2 million for the three months ended September 30, 2024, a decrease of $11.3 million, or 20.7%, from $54.5 million for the same period in 2023 mostly attributable to a decrease in acquisition and transaction-related compensation of $15.2 million for the three months ended September 30, 2024, compared to an increase of $1.4 million for the same period in 2023. Excluding the impact of acquisition and transaction-related compensation over the comparable period, personnel compensation and benefits increased $3.9 million, or 7.2%, due to an increase in variable costs such as incentive and sales-based compensation. Incentive compensation and equity awards granted to employees and directors were $26.5 million and $3.7 million, respectively, for the three months ended September 30, 2024, compared to $23.9 million and $3.9 million, respectively, for the same period in 2023.

Nine months ended September 30, 2024 compared to September 30, 2023. Personnel compensation and benefits decreased by $8.7 million, or 5.2%, to $158.4 million for the nine months ended September 30, 2024 from $167.0 million for the same period in 2023 due to a decrease in acquisition and transaction-related compensation of $13.7 million for the nine months ended September 30, 2024, compared to an increase of $4.4 million for the same period in 2023, partially offset by an increase in variable costs such as incentive and sales-based compensation. Incentive compensation and equity awards granted to employees and directors were $74.9 million and $11.4 million, respectively, for the nine months ended September 30, 2024, compared to $67.1 million and $12.4 million, respectively, for the same period in 2023.

Distribution and Other Asset‑Based Expenses

The following table presents the components of distribution and other asset-based expenses for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Broker-dealer distribution fees	$5,049	$5,114	$15,060	$15,428
Platform distribution fees	22,406	23,673	66,821	69,863
Sub-administration	4,313	4,032	12,590	11,900
Sub-advisory	2,330	2,693	7,008	8,120
Middle-office	2,730	2,648	8,086	7,847
Total distribution and other asset-based expenses	$36,828	$38,160	$109,565	$113,158

Three months ended September 30, 2024 compared to September 30, 2023. Distribution and other asset-based expenses are primarily based on AUM. For the three months ended September 30, 2024, distribution and other asset-based expenses were $36.8 million, a decrease of $1.3 million, or 3.5%, from $38.2 million for the same period in 2023. The decrease is primarily due to lower platform distribution fees over the comparable period.

Nine months ended September 30, 2024 compared to September 30, 2023. Distribution and other asset-based expenses were $109.6 million for the nine months ended September 30, 2024, a decrease of $3.6 million, or 3.2%, from $113.2 million for the same period in 2023 primarily due to a decrease in the same factors as discussed above in the quarterly section.

General and Administrative

Three months ended September 30, 2024 compared to September 30, 2023. General and administrative expenses remained flat at $14.0 million and $13.9 million, respectively, for the three months ended September 30, 2024 and 2023.

Nine months ended September 30, 2024 compared to September 30, 2023. For the nine months ended September 30, 2024 and 2023, general and administrative expenses were $42.4 million and $39.6 million, respectively, for a year over year increase of $2.8 million, or 7.2%. The increase was primarily due to an increase in technology and marketing-related expenses.

Depreciation and Amortization

Three months ended September 30, 2024 compared to September 30, 2023. Depreciation and amortization decreased by $4.8 million, or 39.1%, to $7.5 million for the three months ended September 30, 2024 from $12.3 million for the same period in 2023, due to the write-down of a trade name asset as a result of a change in the estimated remaining useful life during the three months ended September 30, 2023, with no such expense incurred during the current comparable period.

Nine months ended September 30, 2024 compared to September 30, 2023. Depreciation and amortization decreased by $11.0 million, or 32.7%, to $22.7 million for the nine months ended September 30, 2024 from $33.7 million for the same period in 2023 due to a decrease in amortization expense related to definite-lived intangible assets in connection with prior acquisitions and the same factors as discussed above in the quarterly section.

Change in Value of Consideration Payable for Acquisition of Business

Three months ended September 30, 2024 compared to September 30, 2023. The change in value of consideration payable for acquisition of business decreased $11.9 million as a result of a decrease of $1.6 million in the fair value of the contingent consideration associated with the WestEnd Acquisition for the three months ended September 30, 2024, compared to an increase of $7.6 million and $2.7 million associated with the WestEnd Acquisition and USAA AMCO, respectively, for the three months ended September 30, 2023. Refer to Note 4, Acquisitions, for further details on the fair value of contingent consideration payable.

Nine months ended September 30, 2024 compared to September 30, 2023. The change in value of consideration payable for acquisition of business decreased $16.8 million due to the same factors as discussed above in the quarterly section. The change in the fair value of the contingent consideration associated with the WestEnd Acquisition increased $2.4 million, net for the nine months ended September 30, 2024, compared to an increase of $10.5 million, net and $8.7 million, associated with the WestEnd Acquisition and USAA AMCO, respectively, for the same period in 2023. Refer to Note 4, Acquisitions, for further details on the fair value of contingent consideration payable.

Acquisition-Related Costs

Three months ended September 30, 2024 compared to September 30, 2023. Acquisition-related costs were $5.1 million and $0.1 million for the three months ended September 30, 2024 and 2023, respectively. The acquisition-related costs for the three months ended September 30, 2024 related to legal and professional fees associated with the Amundi transaction.

Nine months ended September 30, 2024 compared to September 30, 2023. Acquisition-related costs were $9.2 million and $0.1 million for the nine months ended September 30, 2024 and 2023, respectively. The acquisition-related costs for the nine months ended September 30, 2024 were related to the same factors discussed above in the quarterly section.

Restructuring and Integration Costs

Three months ended September 30, 2024 compared to September 30, 2023. Restructuring and integration costs were $0.2 million for the three months ended September 30, 2024 and 2023, respectively, and were related to personnel restructuring. The restructuring and integration costs for the three months ended September 30, 2023 were due to the divestiture of certain INCORE accounts.

Nine months ended September 30, 2024 compared to September 30, 2023. Restructuring and integration costs were $0.8 million and $0.3 million for the nine months ended September 30, 2024 and 2023, respectively. The restructuring and integration costs for the nine months ended September 30, 2024 were related to the same factors discussed above in the quarterly section.

Interest Income and Other Income

Three months ended September 30, 2024 compared to September 30, 2023. For the three months ended September 30, 2024 and 2023, interest income and other income was $3.6 million and $1.5 million, respectively. The income for the three months ended September 30, 2024 and 2023 was primarily due to dividend income and an increase in the net unrealized fair value of deferred compensation plan investments.

Nine months ended September 30, 2024 compared to September 30, 2023. For the nine months ended September 30, 2024 and 2023, interest income and other income was $8.7 million and $5.0 million, respectively. The income for the nine months ended September 30, 2024 and 2023 was related to the same factors discussed above in the quarterly section.

Interest Expense and Other Financing Costs

Three months ended September 30, 2024 compared to September 30, 2023. Interest expense and other financing costs increased by $0.8 million to $16.4 million for the three months ended September 30, 2024, compared to $15.6 million for the same period in 2023 due to the interest rate swap ("Swap"). For the three months ended September 30, 2024, the Company recognized $4.2 million of deferred gains from the Swap monetization, compared to recognizing Swap income of $5.1 million for the same period in 2023.

Nine months ended September 30, 2024 compared to September 30, 2023. For the nine months ended September 30, 2024 and 2023, interest expense and other financing costs were $49.2 million and $44.7 million, respectively. The year-over-year increase is primarily due to a higher average interest rate and the impact of the Swap. For the nine months ended September 30, 2024, the Company recognized $12.5 million of deferred gains from the Swap monetization, compared to recognizing Swap income of $14.0 million for the same period in 2023. Refer to Note 9, Debt, for further details on the 2019 Credit Agreement, and Note 14, Derivatives, for further details on the Swap.

Income Tax Expense

Three months ended September 30, 2024 compared to September 30, 2023. The effective tax rate for the three months ended September 30, 2024 and 2023 was 23.7% and 21.1%, respectively. The effective tax rate for the three months ended September 30, 2024 was higher than the effective tax rate for the same period in 2023 due primarily to lower excess tax benefits on share-based compensation.

Nine months ended September 30, 2024 compared to September 30, 2023. For the nine months ended September 30, 2024 and 2023, the effective tax rate was 23.0% and 22.0%, respectively. Refer to Note 8, Income Taxes, for further details on the Company's income taxes.

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

The following table sets forth a reconciliation from GAAP financial measures to non-GAAP measures for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Reconciliation of non-GAAP financial measures:
Net income (GAAP)	$81,983	$52,007	$211,925	$157,951
Income tax expense	(25,517)	(13,914)	(63,238)	(44,435)
Income before income taxes	107,500	65,921	275,163	202,386
Interest expense(1)	15,649	14,660	46,828	42,288
Depreciation(2)	2,210	2,302	6,731	6,569
Other business taxes(3)	366	636	1,149	1,402
Amortization of acquisition-related intangible assets(4)	5,300	10,032	15,931	27,094
Stock-based compensation(5)	972	1,451	3,239	4,993
Acquisition, restructuring and exit costs(6)	(11,513)	11,463	(1,328)	23,396
Debt issuance costs(7)	775	762	2,404	2,266
Adjusted EBITDA	$121,259	$107,227	$350,117	$310,394

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Reconciliation of non-GAAP financial measures:
Net income (GAAP)	$81,983	$52,007	$211,925	$157,951
Adjustments to reflect the operating performance of the Company:
i. Other business taxes(3)	366	636	1,149	1,402
ii. Amortization of acquisition-related intangible assets(4)	5,300	10,032	15,931	27,094
iii. Stock-based compensation(5)	972	1,451	3,239	4,993
iv. Acquisition, restructuring and exit costs(6)	(11,513)	11,463	(1,328)	23,396
v. Debt issuance costs(7)	775	762	2,404	2,266
Tax effect of above adjustments(8)	1,025	(6,085)	(5,349)	(14,786)
Adjusted Net Income	$78,908	$70,266	$227,971	$202,316
Tax benefit of goodwill and acquired intangibles(9)	$10,141	$9,536	$30,030	$28,597

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

(6) Adding back direct incremental costs of acquisitions, including restructuring costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Acquisition-related costs	$5,075	$116	$9,150	$134
Restructuring and integration costs	180	246	777	275
Change in value of consideration payable for acquisition of business	(1,600)	10,336	2,400	19,236
Personnel compensation and benefits	(15,168)	1,365	(13,655)	4,351
Interest income and other income (expense)	—	(600)	—	(600)
Total acquisition, restructuring and exit costs	$(11,513)	$11,463	$(1,328)	$23,396

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

The following table shows our liquidity position as of September 30, 2024 and December 31, 2023.

	September 30,	December 31,
(in thousands)	2024	2023
Cash and cash equivalents	$188,248	$123,547
Accounts and other receivables	96,922	87,570
Undrawn commitment on revolving credit facility (1)	100,000	100,000
Accounts and other payables	(106,851)	(111,933)

(1) The balances at September 30, 2024 and December 31, 2023 represent the Company’s $99.9 million revolving credit facility and a $0.1 million standby letter of credit used as collateral for THB’s real estate location.

We manage our cash balances in order to fund our day-to-day operations. Our accounts receivable consists primarily of investment management fees that have been earned but not yet received from clients, income and other taxes receivable, and amounts receivable from the funds. We perform a review of our receivables on a monthly basis to assess collectability.

We maintained a $100.0 million revolving credit facility at September 30, 2024 and December 31, 2023 (under the 2019 Credit Agreement) which had approximately $100.0 million undrawn as of September 30, 2024 and December 31, 2023. On June 7, 2024, the Company entered into the Fifth Amendment to the 2019 Credit Agreement, extending the maturity date of the $100.0 million senior secured first lien revolving facility from July 1, 2024 to March 31, 2026, and decreasing the drawn interest rate margin by 0.50% per annum. The revolving facility otherwise remains subject to substantially the same terms as those set forth in the 2019 Credit Agreement. The Company incurred $1.0 million in upfront fees, arranger fees and other third party costs related to the Fifth Amendment to the 2019 Credit Agreement, which were recorded to revolving credit facility debt issuance cost in other assets.

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

2020 Swap Transaction

In the fourth quarter of 2023, the Company monetized the gain on the floating-to-fixed Swap transaction entered into in 2020 to effectively fix the interest rate on $450 million of its outstanding Term Loan through the Term Loan maturity date of July 2026.

The deferred gain on the termination of the Swap is being amortized on a straight-line basis through July 1, 2026 and is included in interest expense and other financing costs on the unaudited Condensed Consolidated Statements of Operations. As of September 30, 2024 and December 31, 2023, the unamortized deferred gain on Swap monetization was $29.1 million and $41.6 million, respectively, before tax.

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

Due to the termination of the Swap, there was no amount receivable from the Swap counterparty at September 30, 2024 and December 31, 2023. Refer to Note 14, Derivatives, for further information on the Swap.

Contingent Consideration

At September 30, 2024, the Company had $139.6 million in contingent consideration that is estimated to be payable over the next year and three years resulting from the WestEnd Acquisition. For the three and nine months ended September 30, 2024, the Company recorded a decrease of $1.6 million and an increase of $2.4 million, respectively, in the contingent payment liability associated with the WestEnd Acquisition, which is included in consideration payable for acquisition of business in the unaudited Condensed Consolidated Balance Sheets. In March 2024, the Company paid $80.0 million in cash to sellers for the first WestEnd earn out period payment. At September 30, 2024, the estimated fair value of the WestEnd Acquisition contingent payments was $139.6 million, and a maximum of $240.0 million in contingent consideration ($80.0 million per year) is potentially payable to sellers.

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

Cash Flows

The following table is derived from our unaudited Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Net cash provided by operating activities	$248,168	$233,190
Net cash used in investing activities	(1,583)	(6,271)
Net cash used in financing activities	(182,010)	(157,092)

Operating Activities – Cash provided by operating activities during the nine months ended September 30, 2024 was $248.2 million, compared to $233.2 million of cash provided by operating activities for the same period in 2023. The $15.0 million increase in cash provided by operating activities is due to a $54.0 million increase in net income partially offset by a $31.8 million and $7.2 million decrease in non-cash and working capital items, respectively.

Cash provided by operating activities during the nine months ended September 30, 2023 was $233.2 million and comprised of $158.0 million and $87.7 million of net income and non-cash items, respectively, partially offset by $12.5 million in working capital source of cash.

Investing Activities – Cash used in investing activities during the nine months ended September 30, 2024 was $1.6 million and consisted of primarily of property and equipment purchases of $1.1 million and $0.5 million of net trading activity.

Cash used in investing activities during the nine months ended September 30, 2023 was $6.3 million and consisted of primarily of property and equipment purchases of $4.4 million and $1.9 million of net trading activity.

Financing Activities – Cash used in financing activities during the nine months ended September 30, 2024 was $182.0 million and was mostly attributable to payment of consideration for acquisition, payment of dividends, repayment of long-term debt, repurchases of common stock, and net activity related to stock-based equity awards of $80.0 million, $73.0 million, $9.5 million, $6.7 million, and $11.8 million, respectively.

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

The value of our AUM was approximately $176 billion at September 30, 2024. A 10% increase or decrease in the value of our AUM, if proportionately distributed over all of our strategies, products and client relationships, would cause an annualized increase or decrease in our revenues of approximately $91.5 million at our weighted-average fee rate of 52 basis points for the quarter ended September 30, 2024. Because of declining fee rates from larger relationships and differences in our fee rates across investment strategies, a change in the composition of our AUM, in particular, an increase in the proportion of our total AUM attributable to strategies, clients or relationships with lower effective fee rates, could have a material negative impact on our overall weighted-average fee rate. The same 10% increase or decrease in the value of our total AUM, if attributed entirely to a proportionate increase or decrease in the AUM of the Victory Funds, to which we provide a range of services in addition to those provided to institutional separate accounts, would cause an annualized increase or decrease in our revenues of approximately $103.8 million at the Victory Funds’ aggregate weighted-average fee rate of 59 basis points for the quarter ended September 30, 2024. If the same 10% increase or decrease in the value of our total AUM was attributable entirely to a proportionate increase or decrease in the assets of our institutional separate accounts, it would cause an annualized increase or decrease in our revenues of approximately $70.4 million at the weighted-average fee rate across all of our institutional separate accounts of 40 basis points for the quarter ended September 30, 2024.

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

We have not adopted a corporate-level risk management policy to manage this exchange rate risk. Assuming 11% of our AUM are invested in securities denominated in currencies other than the U.S. dollar and excluding the impact of any hedging arrangement, a 10% increase or decrease in the value of the U.S. dollar would decrease or increase the fair value of our AUM by approximately $1.9 billion, which would cause an annualized increase or decrease in revenues of approximately $10.1 million at our weighted-average fee rate for the business of 52 basis points for the quarter ended September 30, 2024.

Interest Rate Risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. On March 27, 2020, the Company executed the Swap, a floating-to-fixed interest rate swap transaction, to effectively fix the interest rate at 3.465% on $450 million of its outstanding Term Loan through the Term Loan maturity date of July 2026. On February 18, 2021, pursuant to the Second Amendment, the Company lowered the spread on the Term Loan by 0.25% resulting in a new fixed rate of 3.215% on the $450 million of Term Loan subject to the Swap. On September 26, 2022, the Company and the Swap counterparty executed an amendment to the Swap to update LIBOR conventions to SOFR conventions and to modify the fixed rate for the change from three-month LIBOR to three-month Term SOFR effective on October 6, 2022. On October 30, 2023, the Company monetized the gain on the Swap and entered into an agreement to terminate the Swap, which was effective on October 30, 2023. Refer to Note 14, Derivatives, for further information on the Swap. At September 30, 2024, we were exposed to interest rate risk as a result of the amounts outstanding under the 2019 Credit Agreement, as amended. Refer to Note 9, Debt, for a description of the amounts outstanding as of such date and the applicable interest rate.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) at September 30, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On August 20, 2024, Victory filed with the SEC the Preliminary Proxy Statement, and on September 6, 2024, Victory filed with the SEC the Proxy Statement in relation to Amundi contributing to Victory all of the shares of Amundi US, resulting in Victory acquiring Amundi US and Amundi US becoming a wholly owned subsidiary of Victory. As of September 30, 2024, two complaints have been filed in the Supreme Court of the State of New York, New York County by purported Victory stockholders against Victory and the members of the Victory board of directors (the “Board”) in connection with the Contribution: Kent v. Victory Capital Holdings, Inc., et al., Index No. 654929/2024 (filed September 19, 2024) and Lawrence v. Victory Capital Holdings, Inc., et al., Index No. 654920/2024 (filed September 19, 2024) (collectively, the “Stockholder Litigation”). The complaints in the Stockholder Litigation include allegations that, among other things, the defendants caused to be filed a materially incomplete and misleading Proxy Statement with the SEC relating to the proposed Contribution and assert claims for alleged negligent misrepresentation and concealment and negligence under New York common law. Additionally, since the filing of the Preliminary Proxy Statement, Victory received five demand letters from purported Victory stockholders alleging similar insufficiencies in the disclosures in the Preliminary Proxy Statement and/or the Proxy Statement (such letters, the “Demand Letters,” and together with the Stockholder Litigation, the “Litigation Matters”).

The plaintiffs in the Stockholder Litigation seek various remedies, which include, among other things: (i) enjoining the defendants from consummating the proposed Contribution until the defendants disclose certain allegedly material information that was allegedly omitted from the Proxy Statement; (ii) in the event that the proposed Contribution is consummated, rescinding it or awarding actual and punitive damages to the plaintiffs; (iii) awarding the plaintiffs fees and expenses in connection with the Stockholder Litigation, including reasonable attorneys’ and experts’ fees and expenses; and (iv) granting such other and further relief as the court may deem just and proper.

Victory believes that the allegations contained in the Litigation Matters are without merit, that the disclosures in the Proxy Statement comply with applicable laws, and that no further disclosures are required to supplement the Proxy Statement under applicable laws. Victory specifically denies all allegations in the Litigation Matters.

We cannot predict the outcome of the above matters or estimate the possible loss or range of possible loss, if any. Although the proceedings are subject to uncertainties inherent in the litigation process and the ultimate disposition of these proceedings is not presently determinable, we intend to vigorously defend these cases. In addition to those items disclosed above, we are, from time to time, subject to claims and lawsuits arising in the ordinary course of business.

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

No shares were repurchased by the Company during the three and nine months ended September 30, 2024 and the three months ended September 30, 2023. During the nine months ended September 30 2023, the Company repurchased 2.4 million shares of Common Stock at a total cost of $77.3 million, which included $0.5 million of excise taxes payable on shares repurchased, for an average price of $32.05 per share.

As of September 30, 2024, $95.2 million was available for future repurchases under the 2024 Share Repurchase Program, and a cumulative total of 11.3 million shares of Common Stock had been repurchased under programs authorized by the Company’s Board of Directors at a total cost of $295.8 million for an average price of $26.26 per share.

The following table sets out information regarding purchases of equity securities by the Company for the three months ended September 30, 2024.

				Approximate Dollar Value
	Total Number of		Total Number of Shares of	That May Yet Be Purchased
	Shares of	Average Price	Stock Purchased as Part of	Under Outstanding
	Common Stock	Paid Per Share	Publicly Announced	Plans or Programs
Period	Purchased	of Common Stock	Plans or Programs	(in millions)
July 1-31, 2024	—	$—	—	$95.2
August 1-31, 2024	—	—	—	95.2
September 1-30, 2024	—	—	—	95.2
Total	—	$—	—

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description
2.1	Contribution Agreement dated July 8, 2024, by and among Victory Capital Holdings, Inc., Amundi Asset Management S.A.S. and Amundi S.A.
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101

The following information formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2024 and 2023, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2024 and 2023, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023, (v) Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2024 and 2023 and the three months ended June 30, 2024 and 2023 and three months ended September 30, 2024 and 2023 and, (vi)

Notes to Unaudited Condensed Consolidated Financial Statements for the nine months ended September 30, 2024 and 2023.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of November, 2024.

VICTORY CAPITAL HOLDINGS, INC.

By:	/s/ MICHAEL D. POLICARPO
	Name:	Michael D. Policarpo
	Title:	President, Chief Financial Officer and Chief Administrative Officer