Form 10-K
period 2024-12-31
Victory Capital Holdings, Inc.
filed 2025-02-28
CIK 1570827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2024 was approximately $2.3 billion.

The number of outstanding shares of the registrant's Common Stock, par value $0.01 per share as of February 19, 2025 was 63,661,988.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement related to its 2025 Annual Stockholders’ Meeting to be filed within 120 days of the end of the fiscal year ended December 31, 2024, are incorporated by reference into Part III hereof. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the registrant’s proxy statement is not deemed to be filed as part hereof.

Auditor’s PCAOB ID Number: 42 Auditor Name: Ernst & Young LLP Auditor Location: Cleveland, Ohio

Forward‑Looking Statements

This Annual Report on Form 10-K contains forward‑looking statements within the meaning of federal securities law. The forward‑looking statements may include, without limitation, statements concerning our current expectations, estimates, assumptions, and beliefs concerning future events, conditions, plans, and strategies that are not historical fact. Any statement that is not historical in nature is a forward-looking statement and may be identified by the use of words and phrases such as “may,” “believes,” “intends,” “seeks,” “anticipates,” “plans,” “estimates,” “expects,” “should,” “assumes,” “continues,” “could,” “will,” “future” or similar meaning or the negative thereof and include, but are not limited to, statements regarding the proposed transaction and the outlook for Victory Capital’s or Amundi’s future business and financial performance. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors beyond Victory Capital’s and Amundi’s control and could cause Victory Capital’s and Amundi’s actual results, performance or achievements to be materially different from the expected results, performance or achievements expressed or implied by such forward-looking statements.

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

Item 1. Business

Overview

We are a diversified global asset management firm with total assets under management (“AUM”) of $171.9 billion, and $176.1 billion in total client assets, as of December 31, 2024. Our differentiated business model combines boutique investment qualities with the benefits of an integrated, centralized (not standardized) operating and distribution platform.

Victory Capital provides specialized investment strategies to institutions, intermediaries, retirement platforms and individual investors. With 11 autonomous Investment Franchises and a Solutions Platform, Victory Capital offers a wide array of investment products, including actively and passively managed mutual funds, rules-based and active exchange traded funds (“ETFs”), institutional separate accounts, variable insurance products (“VIPs”), alternative investments, private closed end funds, and a 529 Education Savings Plan. Victory Capital’s strategies are also offered through third-party investment products, including mutual funds, third-party ETF model strategies, retail separately managed accounts (“SMAs”) and unified managed accounts (“UMAs”) through wrap account programs, Collective Investment Trusts (“CITs”), and undertakings for the collective investment in transferable securities (“UCITS”). As of December 31, 2024, our Franchises and our Solutions Platform collectively managed a diversified set of 124 investment strategies.

Our design logos and the marks “Victory Capital,” “Victory Capital Management,” “Victory Funds,” “VictoryShares,” “Victory Capital inVest,” “Victory Capital Solutions,” “inVest,” “Munder,” “Munder Capital Management,” “New Energy Capital,” “THB,” “The Road to Victory,” “RS Investments,” “Sycamore Capital,” “Trivalent Investments,” “Victory Income Investors”, “USAA 529 Education Savings Plan,” and “WestEnd Advisors,” are pending, owned, or licensed for a period of time by us or one of our subsidiaries. All other trademarks, service marks and trade names appearing in this report are the property of their respective owners.

Business History and Organization

Victory Capital Holdings, Inc. was formed in 2013 for the purpose of acquiring Victory Capital Management (“VCM”) and Victory Capital Services, Inc. (“VCS”) from KeyCorp. VCM is a U.S. registered investment adviser (“RIA”) managing assets through open-end mutual funds, institutional separate accounts, CITs, wrap account programs, UCITS, private funds, and ETFs. VCM also provides mutual fund administrative services for the Victory Portfolios, Victory Variable Insurance Funds, two mutual fund series named the Victory Portfolios II and Victory Portfolios III (collectively, the “Victory Funds”), that are families of open-end mutual funds; VictoryShares (the Company’s ETF brand), and the USAA 529 Education Savings Plan. In 2021, the Company acquired WestEnd Advisors (WestEnd”), which maintains its own RIA, which is an affiliate RIA that receives certain services from VCM. VCM employs all of the Company’s United States investment professionals across all 11 Franchises and its Solutions Platform.

VCM’s wholly owned subsidiaries include RS Investment Management (Singapore) Pte. Ltd., and RS Investments (UK) Limited, and NEC Pipeline LLC. VCS is registered with the SEC as an introducing broker-dealer and serves as distributor and underwriter for certain Victory Funds and for municipal fund securities issued by the Nevada College Savings Trust Fund under the USAA 529 Education Savings Plan. VCS also serves as the placement agent for certain private funds managed by VCM. In April of 2023, the Direct Investor Business was expanded to include brokerage capabilities through VCS and this channel was rebranded Victory Capital inVest. VCH indirectly owns Victory Capital Transfer Agency, Inc. (“VCTA”), a transfer agent registered with the SEC that acts as transfer agent for the Victory Portfolio III series of mutual funds.

Our Growth Strategy

We have a purposeful strategy designed to achieve lasting profitable growth and success for our clients, our employees, and our shareholders. The growth we pursue is both organic and inorganic.

Organic Growth – We seek to grow organically by offering strategies that are value-added, and solution oriented to investment portfolios with strong risk-adjusted performance track records over the long term. A key driver of our growth strategy lies in enhancing the strength of our existing Franchises. We primarily do this by providing them with access to our operating platform, technology, distribution, marketing, and other support functions. Largely unencumbered by the burdens of administrative and operational tasks, our investment professionals can focus on delivering investment excellence and maintaining strong client relationships. We also help our Franchises through new product development and product packaging. We believe we are well positioned to help our Franchises grow their product offerings and diversify their client base, with the ability to offer their strategies in multiple investment vehicles to meet the unique needs of diverse clients.

We continually evaluate and make investments to improve our operating platform. Recent initiatives include investments in artificial intelligence (AI), data and analytics, technology, distribution, and marketing to enhance organic growth in our business and increase the effectiveness of our distribution channels.

Inorganic Growth – We complement our organic growth through strategic acquisitions. We primarily seek to acquire investment management firms that will add high quality investment teams, enhance our growth and financial profile, improve our diversification by asset class and investment capability, achieve our integration and synergy expectations, and expand our distribution capabilities.

One of our key advantages in a competitive merger and acquisition environment is our ability to provide access to multiple distribution channels. Our distribution and marketing platforms drive organic growth at our acquired Franchises both by opening new distribution channels and penetrating deeper into existing ones. This support received from our sales and marketing professionals allows our investment professionals to focus primarily on delivering investment excellence.

Since our management‑led buyout with Crestview Partners II GP, L.P. (“Crestview GP”) from KeyCorp in 2013, we have successfully closed seven acquisitions, made, and exited two minority investments, and through December 31, 2024, grown our Total Client Assets 884% from $17.9 billion to $176.1 billion. We understand the need to execute transactions while minimizing disruption to the investment teams and to the client experience. Our team is very experienced and has a history of success in meeting those objectives. Previous acquisitions have evolved and diversified our products resulting in a mix of compelling investment strategies in asset classes where we can be successful and earn sustainable management fees.

During 2024, we entered into a definitive agreement with Amundi SA (“Amundi”) to combine their US operations (“Amundi US”) into Victory Capital, to establish long-term global distribution agreements, and Amundi to become a strategic shareholder of Victory Capital. The addition of Amundi US as Victory Capital’s largest Investment Franchise would meaningfully enhance Victory Capital’s scale, expand its global client base, and further diversify its investment capabilities, given Amundi US’ broad investment capabilities and strong long-term investment performance.

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

Based on our successful acquisition track record, we believe that there is a significant opportunity for us to continue to profitably grow through additional acquisitions, as industry dynamics have expanded the universe of potential acquisition targets.

Alternative Investments – We launched our alternative investments platform with the acquisition of New Energy Capital (“NEC”). We offer both open-end liquid alternative investments as well as closed-end private funds. Given our multi-faceted distribution channels, combined with our ability to develop investment vehicles to deliver these strategies, we are ideally situated to play a role in democratizing access to alternative investments for retail investors.

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

Diversification Strategy

We offer an array of equity, fixed income, investment models, alternative investments, closed end private funds, and solutions strategies that encompass a diverse spectrum of market capitalization segments, industry sectors, investment styles and approaches. We believe that these strategies are positioned to attract positive net flows and sustainable fee rates over the long term and provide us with a next generation investment management platform. As illustrated below, as of December 31, 2024, our current business is well diversified from multiple perspectives, including by asset class, by investment vehicle, and by Investment Franchise and our Solutions Platform.

Asset Class Mix

Vehicle Mix

Franchise / Platform Mix

*Includes CITs, UCITS, private funds, and non-U.S. domiciled pooled vehicles.

All pie chart data is as of December 31, 2024, values may not total 100% due to rounding.

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

Our multi‑channel distribution capabilities provide another degree of diversification, with approximately 41% of our Total AUM from retail and retirement clients, 35% from direct investor clients, 24% from institutional clients, as of December 31, 2024. Within these channels, clients are further diversified among intermediary (broker dealer and RIAs) platforms, sub advisory relationships, corporate and public entities, insurance companies, 529 Education Saving Plan participants, Taft-Hartley plans, endowments, and Family Offices. We believe this broad diversification of customers has a stabilizing effect on revenue, as various types of investors have unique demand patterns and respond differently to trends and market cycles.

Our Investment Franchises

Our 11 Investment Franchises and Solutions Platform are not separate legal entities. Their distinct names and brands are designed to embody and reinforce their respective autonomy and investment processes in the market. With the exception of our Solutions platform, no Investment Franchise accounts for more than 20% of total AUM, we are well diversified across asset classes and investment approaches. Our Investment Franchises are independent from one another from an investment process perspective, maintain their own separate brands and logos, which have been built over time, and are led by dedicated Chief Investment Officers (“CIOs”) or a dedicated management team. We customize each Franchise’s integration with our operating platform to optimize their investment processes.

Integrity Asset Management – Integrity Asset Management utilizes a dynamic value‑oriented approach to U.S. mid‑ and small‑capitalization companies. Integrity conducts fundamental stock research to find attractive companies that have compelling discounts to the prevailing market conditions. Integrity is based in Rocky River, OH, and managed $5.8 billion in AUM as of December 31, 2024. Our Integrity Investment Franchise includes 10 investment professionals with average industry experience of approximately 25 years.

Munder Capital Management – Munder Capital Management has an experienced team utilizing a Growth‑at‑a‑Reasonable‑Price “GARP” strategy in the U.S. equity markets designed to generate consistently strong performance over a market cycle. Munder performs extensive fundamental research in order to find attractive growth companies that it expects will exceed market expectations. Of the companies with independently determined growth attributes, valuation is applied to find the most inexpensive growth companies. Munder is based in Birmingham, MI, and managed $1.5 billion in AUM as of December 31, 2024. Our Munder Investment Franchise includes four investment professionals with an average industry experience of approximately 24 years.

New Energy Capital – NEC manages alternative investments in private closed end funds, with investment periods ranging between five and 10 years. NEC was one of the first investors to focus on clean energy and infrastructure investments of small-and mid-sized clean energy infrastructure projects and companies. NEC’s investments provide growth capital in all forms across the capital structure from credit to equity, as well as hybrid financing arrangements. Based in Hanover, NH, our NEC Investment Franchise includes five investment professionals with average industry experience of approximately 18 years.

NewBridge Asset Management – NewBridge Asset Management applies a high conviction growth‑oriented strategy focusing on U.S. large‑capitalization companies experiencing superior long‑term growth rates with strong management teams. Most of NewBridge’s team have worked together since 1996 doing fundamental research on high growth companies. NewBridge portfolios usually holds between 25 and 35 securities. NewBridge is based in New York, NY. Our NewBridge Investment Franchise includes four investment professionals with average industry experience of approximately 27 years.

RS Investments – RS Investments is made up of three distinct investment teams each with its own CIO: (i) RS Value, (ii) RS Growth and (iii) RS Global. RS Value and RS Growth apply an original and proprietary fundamental approach to investing in value and growth‑oriented U.S. equity strategies. RS Global utilizes a highly disciplined quantitative approach to managing core‑oriented global and international equity strategies. RS Investments is based in San Francisco, CA, and managed $9.7 billion in AUM as of December 31, 2024. Our RS Investments Investment Franchise teams total 23 members including 18 investment professionals with average industry experience of approximately 23 years.

Sophus Capital – Sophus Capital utilizes a disciplined quantitative process that accesses market conditions in emerging equity markets and rank orders attractive companies that are further researched from a fundamental basis. Sophus is based in Des Moines, IA, with employees in Europe and Asia, and managed $3.3 billion in AUM as of December 31, 2024. Our Sophus Investments Franchise includes nine investment professionals with average industry experience of approximately 22 years.

Sycamore Capital – Sycamore Capital applies a quality value‑oriented approach to U.S. mid‑ and small‑ capitalization companies. Sycamore conducts fundamental research to find companies with strong high‑quality balance sheets that are undervalued versus comparable high-quality companies. Sycamore is based in Cincinnati, OH, and managed $33.6 billion in AUM as of December 31, 2024. Our Sycamore Investment Franchise has a team of 16 including 12 investment professionals with average industry experience of approximately 17 years.

THB Asset Management – Founded in 1982, and formerly known as Thomson, Hortsmann & Bryant, THB Asset Management (“THB”) manages equity assets in capacity constrained, micro-cap, small-cap, and mid-cap asset classes, including strategies managing U.S., international and global portfolios. THB serves clients in the U.S. and in Europe and Australia. Based in Norwalk, CT, our THB Investments Franchise includes eight investment professionals with an average industry experience of approximately 15 years.

Trivalent Investments – Trivalent Investments utilizes a disciplined approach to stock selection across large to small companies in the international and emerging markets space. Trivalent’s investment strategy is primarily a proprietary quantitative process that drives stock selection across various countries. Trivalent frequently conducts reviews of stock selection rankings within a portfolio construction and risk management context in order to isolate performance to stock selection. Trivalent is based in Boston, MA, and managed $5.3 billion in AUM as of December 31, 2024. Our Trivalent Investment Franchise includes seven investment professionals with average industry experience of approximately 28 years.

Victory Income Investors – Victory Income Investors utilizes a rigorous process rooted in a team-oriented approach among portfolio managers, research analysts and traders. Their taxable and tax-exempt portfolios are built bond by bond using a fundamental, bottom up, credit and yield-focused analysis. Victory Income Investors is based in San Antonio, TX, and managed $29.8 billion in AUM as of December 31, 2024. Our Victory Income Investors Investment Franchise has a team of 40 including 30 investment professionals with an average industry experience of approximately 23 years.

WestEnd Advisors – WestEnd is a third-party ETF model strategist providing turnkey, core model allocation strategies serving as holistic solutions and complementary sources of alpha. WestEnd is based in Charlotte, NC, and had assets under advisement (“AUA”) and AUM totaling $22.8 billion as of December 31, 2024. Our WestEnd Investment Franchise has a team of 28 including seven investment professionals averaging approximately 14 years of industry experience.

Solutions Platform

Our Solutions Platform consists of multi‑asset, multi-manager, quantitative, rules-based, factor-based, and customized portfolios. These strategies are designed to achieve specific return characteristics, with products that include values-based and thematic outcomes and exposures. We offer our Solutions Platform through a variety of vehicles, including separate accounts, mutual funds, UMA accounts, and rules-based and active ETFs under our VictoryShares ETF brand. Like our Investment Franchises, our Solutions Platform is operationally integrated and supported by our centralized distribution, marketing, and operational support functions. Our Solutions Platform is based in San Antonio, TX, and managed $58.6 billion in AUM as of December 31, 2024. The Solutions Platform team of 14 includes 13 investment professionals with average industry experience of approximately 17 years.

Our Products and Investment Performance

As of December 31, 2024, our 11 Franchises and Solutions Platform offered 124 investment strategies with the majority consisting of fixed income, U.S. small‑ and mid‑cap equities, global/non‑U.S. equities, model portfolios and solutions. These asset classes collectively comprised 88% of our $171.9 billion of total AUM, and 90% of long-term AUM, as of December 31, 2024.

Product Mix – Our investment strategies are offered through actively and passively managed mutual funds, rules-based and active ETFs, institutional separate accounts, VIPs, alternative investments, private closed end funds, and a 529 Education Savings Plan. Victory Capital’s strategies are sold directly to investors as well as through third-party investment products, including mutual funds, third-party ETF model strategies, retail SMAs and UMAs through wrap account programs, CITs, and UCITS. Our product mix could expand, as we can add investment vehicles to strategies offered by our Investment Franchises.

Investment Performance – Our Investment Franchises have established a long track record of benchmark‑relative outperformance, including prior to their acquisition by us. As of December 31, 2024, 79%

of our strategies by AUM had returns in excess of their respective benchmarks over a ten‑year period, 73% over a five‑year period, 59% over a three‑year period, and 47% over a one-year period. On an equally weighted basis, 65% of our strategies outperformed their benchmarks over a ten‑year period, 58% over a five‑year period, 58% over a three‑year period, and 53% over a one-year period. We consider both the AUM‑weighted and equal‑weighted metrics in evaluating our investment performance. The advantage of the AUM‑weighted metric is that it reflects the investment performance of our Company as a whole, indicating whether we tend to outperform our benchmarks for the assets we manage. The disadvantage is that the metric fails to capture the overall effectiveness of our individual investment strategies; it does not capture whether most of our strategies tend to outperform their respective benchmarks. Conversely, the equal‑weighted metric reflects the overall effectiveness of our individual investment strategies but fails to capture the investment performance of our Company as a whole.

The table below sets forth our 10 largest strategies by assets as of December 31, 2024, and their average annual total returns compared to their respective benchmark index over the one‑, three‑, five‑ and 10‑year periods ended December 31, 2024. These strategies represented approximately 50% of our Total Assets as of December 31, 2024.

Strategy/Benchmark Index	1 year	3 years	5 years	10 years
Sycamore Mid Cap Value	10.78%	6.42%	11.70%	11.44%
Russell MidCap Value	13.07%	3.88%	8.59%	8.10%
Excess Return	(2.29)%	2.54%	3.11%	3.34%

Victory S&P 500 Index	25.31%	9.08%	14.61%	13.15%
S&P 500	25.02%	8.94%	14.53%	13.10%
Excess Return	0.29%	0.14%	0.08%	0.05%

Sycamore Small Cap Value	6.44%	4.09%	8.60%	10.31%
Russell 2000 Value	8.05%	1.94%	7.29%	7.14%
Excess Return	(1.61)%	2.15%	1.31%	3.17%

WestEnd Global Balanced	8.82%	0.77%	6.66%	7.08%
Global Balanced Benchmark	11.57%	2.71%	6.62%	6.69%
Excess Return	(2.75)%	(1.94)%	0.04%	0.39%

Victory NASDAQ-100	25.94%	9.70%	20.18%	18.53%
NASDAQ-100	25.88%	9.71%	20.18%	18.53%
Excess Return	0.06%	(0.01)%	0.00%	0.00%

WestEnd US Sector	20.03%	5.26%	14.03%	13.34%
S&P 500	25.02%	8.94%	14.53%	13.10%
Excess Return	(4.99)%	(3.68)%	(0.50)%	0.24%

WestEnd Global Equity	14.35%	3.61%	10.82%	10.47%
MSCI ACWI (ND)	17.49%	5.44%	10.06%	9.23%
Excess Return	(3.14)%	(1.83)%	0.76%	1.24%

Victory Income investors – Core Plus Fixed Income	3.42%	(0.69)%	1.80%	3.19%
Bloomberg US Aggregate	1.25%	(2.41)%	(0.33)%	1.35%
Excess Return	2.17%	1.72%	2.13%	1.84%

Trivalent International Small-Cap Equity	6.00%	(1.30)%	4.86%	7.12%
S&P Dev ex-US SmallCap (ND)	(0.14)%	(3.96)%	1.94%	4.79%
Excess Return	6.14%	2.66%	2.92%	2.33%

Victory Income investors – Income	3.87%	(0.89)%	1.30%	2.86%
Bloomberg US Aggregate	1.25%	(2.41)%	(0.33)%	1.35%
Excess Return	2.62%	1.52%	1.63%	1.51%

A high percentage of our mutual fund and ETF assets have four- or five-star Morningstar ratings. As of December 31, 2024, 45 of our Victory Capital mutual funds and ETFs, with Morningstar overall ratings, earned ratings of four or five stars overall and 66% of our mutual fund and ETF AUM were rated four or five stars overall by Morningstar. Over a three‑year and five‑year basis, 62% and 59% of our fund AUM achieved four- or five-star ratings, respectively.

Competitive Strengths

We believe we have significant competitive strengths that position us for sustained growth and shareholder value creation over the long term.

Integrated Platform Providing Centralized Distribution, Marketing, and Support Functions to Investment Franchises, which maintain complete Investment Autonomy – Our highly integrated centralized operating and distribution platform allows us to achieve benefits from both our substantial scale and the focus of our specialized investment managers. Our Investment Franchises retain investment autonomy while benefiting from our centralized operating platform that can be tailored to meet their specific needs. We have demonstrated an ability to incorporate our Franchises onto our flexible infrastructure without significantly increasing incremental fixed costs, which is a key component to the scalability of our business model. This structure enables our Franchises to focus their efforts on the investment process, providing them with a scaled platform to enhance their investment performance and consequently their growth prospects. Centralized operations allow our Franchises to customize their desired investment support functions in ways that are best suited for their investment workflow. Through our unified distribution platform, our Franchises can efficiently sell their products to institutional investors, retirement plans, wealth managers, directly to individual investors, as well as through retail and retirement intermediaries of all sizes, where it can be challenging for smaller managers to gain access.

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

Proven Acquirer with Compelling Value Proposition– We believe our platform allows us to continue to be a strategic acquirer within the investment management industry, providing us with an opportunity to further grow and scale our business, expand our distribution capabilities, that optimize our operating platform and achieve our integration and synergy expectations. Through numerous transactions and our recent announcement to acquire Amundi, we have demonstrated an ability to successfully source, execute, and integrate new Franchises.

We believe our unique business model is attractive for potential acquisition prospects. Under our model, Franchises retain the brands they have built as well as autonomy over their investment decisions, while simultaneously benefiting from the ability to leverage our centralized distribution, marketing, and operations platform. Our model reduces the administrative burdens borne by our Investment Franchises and allows them to focus on the investment process, which we believe can enhance their investment performance. By offering a platform on which Franchises can focus on their core competencies, grow their client base faster and participate in a revenue share program, we believe we are providing a compelling proposition. Furthermore, we believe equity ownership by our investment professionals and other employees reinforces our ownership culture by sharing in the potential upside of the entirety of our diversified investment management business.

Making us an even more attractive partner to investment firms seeking non-US distribution, is our 15-year exclusive global distribution agreement with Amundi which is scheduled to commence upon closing of the transaction in 2025. Through this agreement, we will have access to a broad and deep distribution and joint venture network around the globe.

Because we integrate a significant portion of most of our Franchises’ distribution, operational and administrative functions, we have been able to extract significant expense synergies from certain acquisitions, enabling us to create greater value from transactions.

We will seek to continue to augment our differentiated investment management platform by focusing on acquisition candidates that can make our investment platform better, that expand our distribution or investment capabilities, which optimize our operating platform and/or achieve our integration and synergy expectations.

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

Diversified Platform Across Investment Strategies, Franchises and Client Type – We have strategically built an investment platform that is diversified by investment strategy, Franchise, and client type. Within each asset class, Franchises with overlapping investment mandates still contribute to our diversification by pursuing different investment philosophies and/or processes. For example, U.S. mid cap equities, which accounted for approximately 17% of Total AUM as of December 31, 2024, consists of five Franchises, each following a different investment strategy. We believe the diversity in investment styles reduces the correlation between the return profiles of strategies within the same asset class and consequently provides an additional layer of diversification of AUM and revenue stability.

Our AUM is also well diversified at the Franchise level, with no Franchise accounting for more than 20% of total AUM. Furthermore, we believe our Franchises’ brand independence reduces the impact of each individual Franchise’s performance on clients’ perceptions of the other Franchises. The distribution of AUM by Franchise and the number of Franchises, as well as succession planning, mitigates the level of key person risk typically associated with investment management businesses.

We believe our client base serves as another important diversifying element, as different client segments have shown to have distinct characteristics, including asset class and product preferences, sales and redemptions trends, and exposure to secular trends. We strive to maintain a balance between direct investors, retail clients, and institutional clients with 35%, 41% and 24% of our Total AUM as of December 31, 2024, in each of these channels, respectively. We also have the capability to deliver our strategies in investment vehicles designed to meet the needs and preferences of investors in each channel. These investment vehicles include actively and passively managed open-end mutual funds with channel‑specific share classes, rules-based and active ETFs, third-party ETF model strategies, SMAs, UMAs, VIPs, CITs, wrap account programs, UCITS, alternative investments, private closed end funds, and a 529 Education Savings Plan. If a strategy is currently not offered in the wrapper of choice for a client, we have the infrastructure and ability to create a new investment vehicle, which helps our Franchises further diversify their client base.

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

Because we largely outsource our middle‑ and back‑office functions, as well as certain aspects of technological support, we have relatively minimal capital expenditure requirements. Our integrated platform allows us the ability to make investments that can benefit each Franchise and our Solutions Platform. Approximately two‑thirds of our operating expenses are variable in nature, consisting of the incentive compensation pool for employees, sales commissions, third‑party distribution costs, sub‑advising and the fees we pay to certain vendors. This automatic flexing of our operating expense base helps to support profitability throughout various market cycles.

We have identified three primary net income growth drivers; (i) we grow our AUM organically through inflows into our strategies and the market appreciation of those strategies; (ii) we have a proven ability to grow via strategic and synergistic acquisitions; and (iii) we have constructed a scalable and efficient platform.

Economic and Structural Alignment of Interests Promotes Ownership Culture – Through our revenue share compensation model for our Franchises and broad employee ownership, we have structurally aligned our employees’ long-term interests with those of our clients and shareholders and have created an ownership culture that encourages employees to act in the best interests of clients and our Company shareholders. We believe the high percentage of employee ownership creates a collective alignment with our success. Additionally, our employees invest in products managed by our Franchises and Solutions Platform, providing direct alignment with the interests of our clients. As of December 31, 2024, 81% of our employees held 13% of the equity in our Company. In addition to being aligned with our financial success through their equity ownership, our current employees collectively have invested approximately $240 million in the products we manage as of December 31, 2024.

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

Integrated Distribution, Marketing and Operations

The centralization of our distribution, marketing and operational functions is a key component in our model, allowing our Franchises to focus on their core competencies of security and sector selection, portfolio construction, and client service. In addition, we believe it provides our Franchises with the benefits of operating at scale, providing them with access to a larger number of clients as well as a more streamlined cost structure. As of December 31, 2024, we had 460 full-time employees with 158 in investment management, 191 in sales and marketing roles and 111 in management and support functions.

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

These relationships can enhance our platform’s overall reach and allow our Franchises and Solutions Platform to access more clients. To ensure high levels of client service, our sales teams liaise regularly with product specialists at our Franchises. The specialists are tasked with responding to institutional client and retail inquiries on product performance and educating prospective investors and retail partners in coordination with the relevant internal sales team members. Our distribution and marketing professionals collaborate closely with our Franchises’ product specialists to attract new clients while also servicing and generating additional sales from existing clients.

Direct Investor Business – In 2020, we launched a digital platform to directly serve investors which features a client-centric modern design. Visitors to the site are presented with channel-specific content, useful investment tools and calculators, and timely investment insights from the Company’s investment experts. At our direct investor business contact center, we have approximately 75 sales and service professionals focused on assisting our direct investors (the “Investors”). They engage with thousands of Investors every week via phone, chat or email depending on the Investor’s preference. We also have a mobile application that streamlines service for Investors and enhances internal efficiency. Through these interactions we provide Investors with account servicing, portfolio reviews, college planning assistance and investment guidance at no additional cost to the Investor. Many of our direct investor business contact center professionals are Financial Industry Regulatory Authority (“FINRA”) licensed, so they are professionally qualified to serve the Investors’ investment needs. In 2023, the Direct Investor Business was expanded to include brokerage capabilities through our broker-dealer entity VCS. Investors can now leverage our open architecture brokerage option and establish brokerage accounts to invest in mutual funds and ETFs from our platform along with individual stocks and products managed by third-party providers.

Institutional Sales – Our institutional sales team attracts and builds relationships with institutional clients, a wide range of institutional consultants and mutual fund complexes and other organizations seeking sub‑advisers. Our institutional clientele includes more than 400 corporations, public funds, non‑profit organizations, Taft‑Hartley plans, sub‑advisory clients, international clients, sovereign wealth funds, and insurance companies. Our institutional sales and client‑service professionals manage existing client relationships, serve consultants and prospects, and/or focus on specific segments. They have extensive experience and a comprehensive understanding of our investment activities. Our client‑facing institutional sales professionals have an average of more than 20 years of industry tenure, and they are supported by a separate team dedicated to handling requests for proposals, or RFPs, from prospective clients.

Retail Sales – Our retail sales team includes regional external wholesalers, retirement specialists, RIA specialists, national account specialists, and ETF sales specialists, all of whom are supported by an internal sales desk. We also have a team of distribution professionals specializing in the sale of third-party ETF model strategies. Additionally, we have a growing team focused on RIA, Bank Trust & Multi Family Offices with exceptional product knowledge to enhance the growth in this sub-channel within our retail sales. In the retail channel, we focus on gathering assets through intermediaries, such as banks, broker‑dealers, wirehouses, retirement platforms and RIA networks. We offer mutual funds, ETFs, third-party ETF models, and separately managed wrap and unified managed accounts on intermediary and retirement platforms. We have agreements with many of the largest platforms in our retail channel, which has provided an opportunity to place our retail products on those platforms. Further, to enhance our presence on large distribution platforms, we have focused our efforts on servicing intermediary home offices and research departments. These efforts have led to strong growth in platform penetration, as measured by investment products on approved and recommended lists, as well as our inclusion in model portfolios. This penetration provides the opportunity for us to sell more products through distribution platforms. We have several products on the research recommended/model portfolios of the top U.S. intermediary platforms. We also have several products on the recommended list of the top retirement platforms.

Marketing – Our distribution efforts are supplemented by our marketing function, which is primarily responsible for enhancing the visibility and quality of our portfolio of brands. They are specifically tasked with managing corporate, Franchise and Solutions Platform branding efforts, the development of marketing materials, our website, digital marketplace, digital marketing, and social media efforts.

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

Human Capital

We have created strong alignment of interests with clients and shareholders through employee ownership, our Franchise revenue share structure, and employee investments in our products. Notably, a significant number of our employee shareholders acquired their equity in 2013 in connection with the management‑led buyout with Crestview GP from KeyCorp, as well as in connection with the acquisitions of Munder, RS Investments, and USAA Asset Management Company. We believe the opportunity to own equity in a well‑diversified investment management company promotes long-term thinking and client alignment and is attractive, both to existing employees and those who join as part of acquisitions. We principally compensate our investment professionals through a revenue share program, which we believe further incentivizes our investment professionals to focus on investment performance and client retention, while simultaneously minimizing potential distractions from an expense allocation process that would be involved in a profit‑sharing program. We believe the combination of these mechanisms promotes long‑term thinking and enhances both the client experience and the creation of value for our shareholders.

Our senior management team, Franchises’ CIOs and sales leaders are highly experienced in the industry, each bringing significant expertise to his or her role, having tenures on average of more than 20 years.

As an asset management firm, we are in the human capital business. As such, we value and appreciate our most important asset—our people. We employ “owners,” not employees. Accordingly, we strive to offer competitive compensation and employee benefits to all employees. We want them to own their contribution to Victory Capital’s success. In recognition of this mission, Victory Capital has established an equity awards program, in which most employees participate. As of December 31, 2024, we had 460 employees, with 81% holding ownership interests in our Company that totaled 13% of the equity in our firm. At year-end, our employees also had approximately $240 million of their personal assets invested in our investment products at their own discretion.

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

We recognize and appreciate the importance of creating an environment in which all employees feel valued, included, and empowered to do their best work and as a result our Diversity, Inclusion, Engagement, and Belonging Committee is charged with driving best practices to cultivate a culture of belonging. This Committee’s mission is to foster an environment that attracts the best talent, values diversity of life experiences and perspectives, and encourages innovation and excellence. We also support a number of Employee Groups which are employee-driven and provide support, leadership, and connections to our diverse marketplace.

We encourage you to review our Responsible Business Report (located on our website) for more detailed information regarding our human capital programs and initiatives. Nothing on our website is deemed incorporated by reference into this Report.

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

For the year ended December 31, 2024, 78% of our total revenues were derived from our services to investment companies registered under the 1940 Act – i.e., mutual funds and ETFs. The 1940 Act imposes significant requirements and limitations on a registered fund, including with respect to its capital structure, investments, and transactions. While we exercise broad discretion over the day‑to‑day management of the business and affairs of the Victory Funds, Victory Portfolios III, VictoryShares and the investment portfolios of the Victory Funds, Victory Portfolios III, and VictoryShares and the funds we sub‑advise, the funds are subject to oversight of and governance by each fund’s board of directors. Under the 1940 Act, a majority of the directors of our registered funds must not be “interested persons” with respect to us (sometimes referred to as the “independent director” requirement) in order to rely on certain exemptive rules under the 1940 Act relevant to the operation of registered funds. The responsibilities of the fund’s board include, among other things: approving our investment advisory agreement with the fund (or, for sub‑advisory arrangements, our sub‑advisory agreement with the fund’s investment adviser); approving other service providers; determining the method of valuing assets; and monitoring transactions involving affiliates. Our investment advisory agreements with these funds may be terminated by the funds on not more than 60 days’ notice and are subject to annual renewal by the fund’s board after the initial term of one to two years. The 1940 Act also imposes on investment advisers, or sub‑advisers, to a registered fund a fiduciary duty with respect to the receipt of the advisers’ investment management fees or the sub-advisers’ sub‑advisory fees. That fiduciary duty may be enforced by the SEC, by administrative action or by litigation by investors in the fund pursuant to a private right of action.

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

SEC Broker‑Dealer Registration / FINRA Regulation– VCS is subject to regulation by the SEC, FINRA and various states. In addition, certain of our employees are registered with FINRA and such states and subject to SEC, state and FINRA regulation. The failure of these companies and/or employees to comply with relevant regulations could have a material adverse effect on our business.

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

CFTC Regulation – VCM is registered as both a commodity pool operator and commodity trading advisor with the CFTC and a member of the National Futures Association (“NFA”). In addition, certain VCM employees are registered with the CFTC and are also members of the NFA. Both the CFTC and NFA administer comparable regulatory systems covering futures contracts and various other financial instruments, including swaps. Registration with the CFTC and NFA membership subjects VCM to regulation by the CFTC and the NFA including, but not limited to, reporting, recordkeeping, disclosure, self‑examination, and training requirements. Registration with CFTC also subjects VCM to periodic on‑site audits. Each of the CFTC and NFA is authorized to institute proceedings and impose sanctions for violations of applicable regulations.

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

VCM is cleared by the Central Bank of Ireland, which regulates our Irish business activities, to act as an investment manager to Irish UCITS funds.

VCM is also licensed as an Australian Financial Services Licensee pursuant to section 913B of the Corporations Act 2001 subject to certain conditions and restrictions prescribed and contained within the license.

In connection with the proposed acquisition of Amundi Asset Management US, Inc., VCM and its affiliates applied for registration and/or exemptions in the following non-US jurisdictions:

•
In the United Kingdom, RS Investments (UK) Limited (“RSUK”) applied to the Financial Conduct Authority (“FCA”) for authorization to conduct asset management activities in the United Kingdom. The application was approved by the FCA on January 27, 2025. Authorization by the FCA is required to conduct asset management and certain related activities under the Financial Services and Markets Act 2000 (the “FSMA”). The FCA’s rules adopted under the FSMA govern the majority of RSUK’s capital and liquidity resources requirements, senior management arrangements, conduct of business requirements, interaction with clients, and systems and controls, Breaches of the FCA’s rules may result in a wide range of disciplinary actions against RSUK and/or its employees;
•
In Canada, VCM applied to the Ontario Securities Commission (“OSC”) to act as sub-adviser for OTC derivatives and to act as adviser with respect to “foreign contracts” as defined in OSC Rule 32-506. The application was approved under the international adviser and dealer exemptions on December 17, 2024; and
•
In South Africa, VCM applied to the Financial Sector Conduct Authority (“FSCA”) for registration as a juristic representative. If appointed as a juristic representative VCM will be subject to certain fitness and propriety requirements imposed by the FSCA.

Compliance – Our legal and compliance functions consist of 15 professionals as of December 31, 2024. This group is responsible for all legal and regulatory compliance matters, as well as for monitoring adherence to client investment guidelines. Our legal and compliance teams work through a well‑established reporting and communication structure to ensure we have a consistent and holistic program for legal and regulatory compliance. Senior management also is involved at various levels in all these functions. We cannot assure that our legal and compliance functions will be effective in preventing all losses. Refer to “Item 1A. Risk Factors— General Risks — If our techniques for managing risk are ineffective, we may be exposed to material unanticipated losses.”

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
•
We are exposed to risks arising from our International Activities.
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
•
Failure to address the increased transformative pressures affecting the asset management industry could negatively impact our business.

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

We earn substantially all of our revenues from asset‑based fees from investment management products and services to individuals and institutions. Therefore, if our AUM declines, our fee revenue will decline, which will reduce our profitability as certain of our expenses are fixed. There are several reasons that AUM could decline:

•
The performance of our investment strategies is critical to our business, and any real or perceived negative absolute or relative performance could negatively impact the maintenance and growth of AUM. Net flows related to our strategies can be affected by investment performance relative to other competing strategies or to established benchmarks. Our investment strategies are rated, ranked, recommended or assessed by independent third parties, distribution partners, and industry periodicals and services. These assessments may influence the investment decisions of our clients. If the performance or assessment of our strategies is seen as underperforming relative to peers, it could result in an increase in the withdrawal of assets by existing clients and the inability to attract additional commitments from existing and new clients. In addition, certain of our strategies have or may have capacity constraints, as there is a limit to the number of securities available for the strategy to operate effectively. In those instances, we may choose to limit access to those strategies to new or existing investors, such as we have done for two mutual funds managed by the Sycamore Capital Franchise which had an aggregate of $24.9 billion in AUM as of December 31, 2024.
•
General domestic and global economic and political conditions can influence AUM. Changes in interest rates, the availability and cost of credit, inflation rates, economic uncertainty, changes in laws, trade barriers, tariffs, commodity prices, currency exchange rates and controls and national and international political circumstances such as the increased tension between the U.S. and China (including wars (such as the military conflict between Russia and Ukraine and the conflict in Israel), pandemics, terrorist acts and security operations) and other conditions may impact the equity and credit markets, which may influence our AUM. If the security markets decline or experience volatility, our AUM and our revenues could be negatively impacted. In addition, diminishing investor confidence in the markets and/or adverse market conditions could result in a decrease in investor risk tolerance. Such a decrease could prompt investors to reduce their rate of commitment or to fully withdraw from markets, which could lower our overall AUM.
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

Continued geopolitical uncertainty such as the ongoing conflicts in Ukraine and Israel and tension between the U.S., China, North Korea, Iran and Russia has, and will likely continue to, negatively impact the global economy.

Continued geopolitical uncertainty such as the ongoing conflicts in Ukraine and Israel and tension between the U.S. and China, North Korea, Iran and Russia has created significant volatility, uncertainty and economic disruption. While it has not had a material adverse effect on our business, operations and financial results, the extent to which the geopolitical uncertainty and conflicts impact our business, operations and financial results going forward will depend on numerous evolving factors that we may not be able to accurately predict, including:

the duration and scope of the uncertainty and conflicts; governmental and business actions that have been and continue to be taken in response, and the impact on economic activity.

We are exposed to risks arising from our International Activities

In addition to having an office Singapore and UK subsidiary, we provide investment management services in a number of jurisdictions outside of the United States. Our international operations require us to comply with the legal and regulatory requirements of various foreign jurisdictions and expose us to political environments and risks that can compare less favorably than those in the United States.

Our foreign business operations and services are also subject to the following risks:

•
difficulty in managing, operating, and marketing our international service;
•
the inability to transact in various investments or to repatriate the proceeds from our investments from countries outside the U.S.; and
•
the potential nationalization of our property or that of the companies in our investment portfolios;
•
significant adverse changes in international legal and regulatory environments.

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

Approximately 2% of our AUM as of December 31, 2024, consisted of assets in money market funds. Money market funds seek to preserve a stable net asset value. Market conditions could lead to severe liquidity or security pricing issues, which could impact the NAV of money market funds. If the NAV of a money market fund managed by our asset managers were to fall below its stable net asset value, we would likely experience significant redemptions in AUM and reputational harm, which could have a material adverse effect on our revenues or net income. If a money market fund's stable NAV comes under pressure, we may elect, to provide credit, liquidity, or other support to the fund. We may also elect to provide similar or other support, including by providing liquidity to a fund, to other products we manage for any number of reasons. If we elect to provide support, we could incur losses from the support we provide and incur additional costs, including financing costs, in connection with the support. These losses and additional costs could be material and could adversely affect our earnings. In addition, certain proposed regulatory reforms could adversely impact the operating results of our money market funds.

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

Any of our investment or management professionals may resign at any time, join our competitors or form a competing company. Although many of our portfolio managers and each of our named executive officers are subject to post‑employment non‑compete obligations, these non‑competition provisions may not be enforceable or may not be enforceable to their full extent. In addition, we may agree to waive non‑competition provisions or other restrictive covenants applicable to former investment or management professionals in light of the circumstances surrounding their relationship with us. Although we may pursue legal actions for alleged breaches of non-compete or other restrictive covenants, such legal actions may not be effective in preventing such breaches. In addition, the Federal Trade Commission (FTC) proposed a rule in April 2024 that would prevent employers from entering into non-competes with employees and require employers to rescind existing non-competes. The FTC's rule has been the subject of legal challenges and certain courts have issued nationwide injunctions preventing enforcement of the rule. The FTC is appealing these decisions so enforceability of non-compete agreements continues to remail uncertain. Furthermore, certain states like Minnesota, North Dakota and Oklahoma have implemented comparable or more stringent regulations, while California has broadened the scope of its longstanding restrictions on non-competes. If this rule goes into effect, more states adopt similar rules. We do not generally carry “key man” insurance that would provide us with proceeds in the event of the death or disability of any of the key members of our investment or management teams.

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

Investors in the mutual funds and certain other pooled investment vehicles that we advise or sub‑advise may redeem their assets from those funds at any time on fairly limited or no prior notice, thereby reducing our AUM. These investors may redeem for any number of reasons, including general financial market conditions, global events, the absolute or relative investment performance we have achieved, or their own financial conditions and requirements. In a declining stock market, the pace of redemptions could accelerate. Poor investment performance relative to other funds tends to result in decreased client commitments and increased redemptions. For the year ended December 31, 2024, we generated approximately 84% of our total revenues from mutual funds and other pooled investment vehicles that we advise (including our proprietary mutual funds, or the Victory Funds, VictoryShares, and other entities for which we are adviser or sub‑adviser). The redemption of assets from those funds could adversely affect our revenues and have a material adverse effect on our earnings.

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

Our total client assets has increased from $17.9 billion following our 2013 management‑led buyout with Crestview GP from KeyCorp to $176.1 billion as of December 31, 2024, primarily as a result of acquisitions. The absolute measure of our AUM represents a significant rate of growth that may be difficult to sustain. The continued long‑term growth of our business will depend on, among other things, successfully making new acquisitions, achieving our synergies, retaining key investment professionals, maintaining existing strategies and selectively developing new, value‑added strategies. There is no certainty that we will be able to identify suitable candidates for acquisition at prices and terms we consider attractive, consummate any such acquisition on acceptable terms, have sufficient resources to complete an identified acquisition or that our strategy for pursuing acquisitions will be effective. In addition, any acquisition can involve a number of risks, including the existence of known, unknown or contingent liabilities. An acquisition may impose additional demands on our staff that could strain our operational resources and require expenditure of substantial legal, investment banking and accounting fees. We may be required to issue additional shares of common stock or spend significant cash to consummate an acquisition, resulting in dilution of ownership or additional debt leverage, or spend additional time and money on facilitating the acquisition that otherwise would be spent on the development and expansion of our existing business.

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

As of December 31, 2024, approximately 82% of our AUM was invested in U.S. and international equity. Under market conditions in which there is a general decline in the value of equity securities, the AUM in each of our equity strategies is likely to decline. Unlike some of our competitors, we do not currently offer strategies that invest in privately held companies or take short positions in equity securities, which could offset some of the poor performance of our long‑only equity strategies under such market conditions. Even if our investment performance remains strong during such market conditions relative to other long‑only equity strategies, investors may choose to withdraw assets from our management or allocate a larger portion of their assets to non‑long‑only or non‑equity strategies. In addition, the prices of equity securities may fluctuate more widely than the prices of other types of securities, making the level of our AUM and related revenues more volatile.

As of December 31, 2024, of the 82% of our AUM invested in U.S. and international equity approximately 26% of the AUM was concentrated in U.S. small‑ and mid‑cap equities. As a result, a substantial portion of our operating results depends upon the performance of those investments, and our ability to retain client assets in those investments. If a significant portion of the investors in such investments decided to withdraw their assets or terminate their investment advisory agreements for any reason, including poor investment performance or adverse market conditions, our revenues from those investments would decline, which would have a material adverse effect on our earnings and financial condition.

As of December 31, 2024, approximately 17% of our total AUM was invested in U.S. taxable and tax-exempt fixed-income and money market securities. While fixed-income is typically considered less volatile than the equity markets, it does exhibit different types of risks such as interest rate risk, credit risk, and over-the-counter liquidity risk. Also, retention of fixed income AUM depends upon the performance of those investments, and our ability to retain client assets in those investments. If a significant portion of the investors in such investments decided to withdraw their assets or terminate their investment advisory agreements for any reason, including poor investment performance or adverse market conditions, our revenues from those investments would decline, which would have a material adverse effect on our earnings and financial condition. Money market securities are about 2% of total AUM and are considered a low risk asset category.

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

As of December 31, 2024, our goodwill and intangible assets totaled $2.2 billion. The value of these assets may not be realized for a variety of reasons, including, but not limited to, significant redemptions, loss of clients, damage to brand name and unfavorable economic conditions. In accordance with the guidance under Financial Accounting Standards Board, or FASB, ASC 350‑20, Intangibles—Goodwill and Other, we review the carrying value of goodwill and intangible assets not subject to amortization on an annual basis, or more frequently if indications exist suggesting that the fair value of our intangible assets may be below their carrying value. Determining goodwill and intangible assets, and evaluating them for impairment, requires significant management estimates and judgment, including estimating value and assessing useful life in connection with the allocation of purchase price in the acquisition creating them. We evaluate the value of intangible assets subject to amortization on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Should such reviews indicate impairment, a reduction of the carrying value of the intangible asset could occur.

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

Draft Merger Guidelines may impact our Ability to Execute on our Corporate Strategy

On July 19, 2023, the Department of Justice (“DoJ”) and the Federal Trade Commission (“FTC”) jointly released the 2023 Draft Merger Guidelines which describe factors and frameworks the agencies utilize when reviewing mergers and acquisitions. The Draft Merger Guidelines provide that, under a variety of circumstances, the DoJ and FTC may challenge transactions that may not have been challenged under the current guidelines and this could have a material impact on our ability to execute on our corporate strategy. On October 10, 2024, the Federal Trade Commission (FTC) unanimously approved changes to the premerger filings required under the Hart-Scott-Rodino (HSR) Act. HSR filings will need to comply with the new rules beginning in mid- to late January 2025. The changes will require a dramatic increase in the information and documents to be submitted with most HSR filings, leading to a corresponding increase in the time, burden and expense of preparing these filings and may have an impact on transaction timelines.

Indebtedness Risks

Our substantial indebtedness may expose us to material risks.

As of December 31, 2024, we had approximately $972 million of outstanding debt that consisted of (i) an existing term loan balance of $625 million and (ii) incremental term loans in an aggregate principal amount of $347 million. In addition, we maintain a $100 million revolving credit facility, though no amounts were outstanding as of December 31, 2024.

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

Fifth Amendment

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

Crestview GP does not hold any of our common stock, but beneficially owns 12.0% of our common stock as of December 31, 2024. As a result, Crestview GP has the ability to elect members of our board of directors and thereby significantly influence our policies and operations, including the appointment of management, future issuances of our common stock or other securities, the payment of dividends, if any, on our common stock, the incurrence of debt by us, amendments to our amended and restated certificate of incorporation and amended and restated bylaws, and the entering into of extraordinary transactions. Crestview GP may also be able to significantly influence all matters requiring shareholder approval including without limitation a change in control of us or a change in the composition of our board of directors and or precluding any acquisition of us. This significant voting control could deprive other shareholders of an opportunity to receive a premium for shares of their common stock as part of a sale of us and ultimately might affect the market price of our common stock. Further, the interests of Crestview GP may not in all cases be aligned with other shareholders’ interests.

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

Sales of substantial amounts of our Common Stock in the public market, or the perception that these sales could occur, could cause the market price of our Common Stock to decline. As of February 19, 2025, 63,661,988 shares of our Common Stock are outstanding. Shares of our Common Stock are freely tradable without restriction under the Securities Act, unless purchased by our “affiliates,” as that term is defined in Rule 144 under the Securities Act.

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

Responsible Investing and Climate-Related Disclosure

Responsible investing (including the integration of ESG factors) continue to be the focus of increased regulatory and legal scrutiny across jurisdictions. In the U.S., the SEC adopted, but subsequently stayed implementation of, climate disclosure rules to require public issuers to include enhanced disclosure and financial metrics regarding corporate climate- related information in their periodic reports and registration statements, and these rules remain subject to applicable legal challenges. In addition, state laws and regulations regarding these topics continue to evolve and impose further requirements. For example, in October 2023, California enacted a new climate accountability package pursuant to its Climate Corporate Data Accountability Act that requires annual disclosure of certain greenhouse gas emissions and Climate-Related Financial Risk Act that requires biennial disclosure of certain climate-related financial risks and mitigation measures, each beginning in 2026, subject to applicable implementing regulations and rulemaking that may impact final scope and compliance timing. Also, the SEC has increased its focus on disclosure and compliance related to Responsible Investment strategies of investment advisers and funds. Globally, the International Sustainability Standards Board and applicable sustainability disclosure standards impact how national regulators and governance bodies approach these and related topics.

Failure to maintain effective internal control over financial reporting could have a material adverse effect on our business, operating results and stock price.

Section 404 of the Sarbanes-Oxley Act and related SEC rules require that we perform an annual management assessment of the design and effectiveness of our internal control over financial reporting. Our assessment concluded that our internal control over financial reporting was effective as of December 31, 2024; however, there can be no assurance that we will be able to maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time in future periods. Accordingly, we cannot assure that we will be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal control is necessary for us to produce reliable financial reports and is important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our Common Stock could drop significantly.

Our ability to pay regular dividends is subject to our Board’s discretion and Delaware law.

We intend to pay dividends to holders of our Common Stock as described in “Dividend Policy.” Our board of directors may, in its sole discretion, change the amount or frequency of dividends or discontinue the payment of dividends entirely. In making decisions regarding our quarterly dividends, we consider general economic and business conditions, our strategic plans and prospects, our businesses and investment opportunities, our financial condition and operating results, working capital requirements and anticipated cash needs, contractual restrictions (including under the terms of our Fifth Amendment to the 2019 Credit Agreement) and legal, tax, regulatory and such other factors as we may deem relevant.

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

Investment management firms are subject to extensive regulation in the United States, primarily at the federal level, including regulation by the SEC under the 1940 Act and the Advisers Act, by the U.S. Department of Labor, or the DOL, under ERISA, by the Commodity Futures Trading Commission, or the CFTC, by the National Futures Association, or NFA, under the Commodity Exchange Act, and by the Financial Industry Regulatory Authority, Inc., or FINRA. The U.S. mutual funds and ETFs we manage are registered with and regulated by the SEC as investment companies under the 1940 Act. The Advisers Act imposes numerous obligations on investment advisers, including recordkeeping, advertising, compliance and operating requirements, conflict of interest and supervision requirements, disclosure obligations and prohibitions on fraudulent activities. The 1940 Act imposes similar obligations, as well as additional detailed operational requirements, on registered funds, which must be adhered to by their investment advisers. Investment advisers also are subject to certain state securities laws and regulations. Non-compliance with the Advisers Act, the 1940 Act or other federal and state securities laws and regulations could result in investigations, sanctions, disgorgement, fines, reputational damage, or loss of registration to conduct advisory business.

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

The Direct Investor Business allows Investors to leverage our open architecture brokerage option and establish brokerage accounts to invest in mutual funds and ETFs from our platform along with individual stocks and products managed by third-party providers including cash management capabilities, these brokerage activities are likely to result in increased focus from FINRA as we will have to comply with extensive regulations imposed by FINRA.

We have also expanded our distribution effort into non‑U.S. markets through partnered distribution efforts and product offerings, including Australia, Europe, Japan, Canada, and Singapore. In the future, we may further expand our business outside of the United States in such a way or to such an extent that we may be required to register with additional foreign regulatory agencies or otherwise comply with additional non‑U.S. laws and regulations that do not currently apply to us and with respect to which we do not have compliance experience. Our lack of experience in complying with any such non‑U.S. laws and regulations may increase our risk of being subject to regulatory actions and becoming party to litigation in such non‑U.S. jurisdictions, which could be more expensive. Moreover, being subject to regulation in multiple jurisdictions may increase the cost, complexity and time required for engaging in transactions that require regulatory approval.

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

In the U.S., the new presidential administration may shift enforcement priorities under existing regulations, alter existing regulations, or pursue additional rulemaking impacting the financial services industry, whereas certain state and other governmental entities may seek to maintain existing, or implement potentially more rigorous, regulatory requirements in response, which, coupled with legal challenges to a number of significant regulations and judicial decisions regarding administrative law, may create uncertainty or lead to divergent interpretations of law, or change the requirements applicable to our and our affiliates’ businesses.

Key initiatives and rules that the SEC is contemplating that are likely to impact our business include:

Form N-PORT and Form N-CEN Reporting; Guidance on Open-End Fund Liquidity Risk

On August 28, 2024, the SEC adopted amendments to reporting requirements on Forms N-PORT and N-CEN that apply to certain registered investment companies. The amendments require more frequent reporting of monthly portfolio holdings and related information to the Commission and the public, amend certain reporting requirements, and require open-end funds to report information about service providers used to comply with liquidity risk management program requirements.

This rule, as adopted, has created additional operational complexities and increase Victory Capital’s administrative burden and costs.

Anti-Money Laundering/Countering the Financing of Terrorism Program and Suspicious Activity Report Filing Requirements for Registered Investment Advisers

On September 4, 2024, FinCEN issued a final rule to include certain investment advisers in the definition of “Financial Institution” under the Bank Secrecy Act (BSA).

This rule, as adopted, subjects investment advisers to similar requirements applicable to other Victory entities and will increase administrative burdens and costs.

U.S. Department of Labor ("DOL") Reforms

The DOL’s 2024 amended fiduciary rule broadening the definition of who is considered an “investment advice fiduciary” to a retirement investor, and adding significant restrictions and requirements for the use of prohibited transaction exemptions typically relied upon by investment firms such as ours, remains subject to applicable legal challenges. Under the new rule, a financial services provider that provides one-time advice to a retirement investor may become subject to the Employee Retirement Income Security Act (ERISA) fiduciary standard. In addition to the 2024 fiduciary rule, the DOL amended the Qualified Professional Asset Manager (QPAM) exemption as of June 2024, which many investment firms have relied upon when providing services to and engaging in transactions on behalf of applicable retirement plans, individual retirement accounts (IRAs) and/or certain commingled investment vehicles that have retirement plan investors. The QPAM amendment makes material changes and imposes additional conditions and affirmative requirements for the ongoing use of such exemption.

Customer Identification Programs for Registered Investment Advisers and Exempt Reporting Advisers

On May 13, 2024, FinCEN and the SEC jointly issued a proposed rule that would require investment advisers to have reasonable procedures to verify the identity of their customers.

The rule, as proposed, will subject investment advisers to similar requirements to other Victory entities and will increase administrative burdens and costs.

Regulation S-P: Privacy of Consumer Financial Information and Safeguarding Customer Information

Privacy and Data Protection. There continues to be an increased regulatory and enforcement focus with respect to the protection of individuals’ privacy and personal data around the world, and the ongoing need to secure and ensure only appropriate collection and use of sensitive customer, personnel, and others’ personal data. A majority of the jurisdictions where we operate are covered, or we expect will be covered, by stringent privacy and data protection laws and regulations.

On May 16, 2024, the SEC adopted amendments to Regulation S-P to require certain firms to adopt written policies and procedures for incident response policies to address unauthorized access to or use of customer information, including procedures for timely notification to individuals impacted by an incident.

As the regulatory focus on privacy continues to intensify and laws and regulations concerning the management of personal data continue to expand, risks related to the handling of privacy obligations and personal data collection across our business will increase. For example, in addition to international data protection and privacy laws and regulations like the EU’s GDPR, we are, and expect to continue to be, subject to and affected by existing, new and evolving country, federal and state laws, regulations and guidance around the world impacting consumer and personnel privacy, and various other U.S. state consumer privacy laws that provide for enhanced consumer protections for their residents and impose requirements for the handling, disclosure and deletion of personal information of their residents.

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

Failure to address the increased transformative pressures affecting the asset management industry could negatively impact our business.

The asset management industry is facing transformative pressures and trends from a variety of different sources including increased fee pressure; a continued shift away from actively managed core equities and fixed income strategies towards alternative, passive and smart beta strategies; increased demands from clients and distributors for client engagement and services; a trend towards institutions developing fewer relationships and partners and reducing the number of investment managers they work with; increased regulatory activity and scrutiny of many aspects of the asset management industry, including ESG practices and related matters, transparency/unbundling of fees, inducements, conflicts of interest, capital, liquidity, solvency, leverage, operational risk management, controls and compensation; advances in technology and digital wealth and distribution tools and increasing client interest in interacting digitally with their investment portfolios; and growing digital asset markets that remain subject to substantial volatility and significant regulatory uncertainty. As a result of the trends and pressures discussed above, the asset management industry is facing an increased level of disruption. If we are unable to adapt our strategy and business to address adequately these trends and pressures, we may be unable to meet client needs satisfactorily, our competitive position may weaken, and our business results and operations may be adversely affected.

Third Party Risks

We depend primarily on third parties to market and sell our products.

Our ability to attract additional assets to manage in the United States is highly dependent on our access to third‑party intermediaries. We gain access to investors in the Victory Funds and VictoryShares primarily through consultants, 401(k) platforms, broker‑dealers, financial advisors and mutual fund platforms through which shares of the funds are sold. We have relationships with certain third‑party intermediaries through which we access clients in multiple distribution channels.

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

In connection with the Amundi transaction, the Amundi Parties, the Company and VCM, have entered into an Off-Shore Master Distribution and Services Agreement and an On-Shore Master Distribution and Services Agreement (the “Distribution and Services Agreements”) which will become effective on closing of the transaction.

We will depend on the Amundi parties to distribute Victory products outside the United States and create investment vehicles to provide investment management services with respect to any US active asset management products

Under the Distribution Agreements, (1) the Amundi Parties will have the exclusive right, subject to certain exceptions, to distribute Victory’s products outside of the United States; (2) Victory will have the exclusive right, subject to certain exceptions, to provide investment management services with respect to any US active asset management products to the Amundi Parties for distribution outside the United States; (3) Victory will have the exclusive right, subject to certain exceptions, to distribute the Amundi Parties’ products in the United States; and (4) the Amundi Parties will have the exclusive right, subject to certain exceptions, to provide investment advisory or investment management services with respect to any non-US active asset management products to Victory for distribution in the United States. Victory will be entitled to a percentage of fee revenues derived from Victory’s products that the Amundi Parties distribute outside the United States, and the Amundi Parties will be entitled to a percentage of fee revenues derived from the Amundi Parties’ products that Victory distributes in the United States. The Distribution and Services Agreements will continue until the 15th anniversary of the date of the closing of the Amundi transaction, and automatically renew thereafter and remain effective for successive five-year terms. The Distribution and Services Agreements may be terminated under certain limited circumstances. Given the exclusive distribution arrangement with the Amundi Parties, outside the United States we will be dependent on Amundi’s distribution and sales channels to sell our products, and we do not control the ultimate investment recommendations given by them to clients. In addition, we will be dependent on Amundi to create investment vehicles to provide investment management services with respect to any US active asset management products

We rely on third parties to provide products or services for the operation of our business, and a failure or inability by such parties to provide these products or services could materially adversely affect our business.

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

We are heavily dependent on the capacity and reliability of the communications, information and technology systems supporting our operations, whether developed, owned and operated by us or by third parties. We also rely on manual workflows and a variety of manual user controls. Operational risks such as trading or other operational errors or interruption of our financial, accounting, trading, compliance and other data processing systems, whether caused by human error, fire, other natural disaster or pandemic, power or telecommunications failure, cyberattack or viruses, act of terrorism or war or otherwise, could result in a disruption of our business, liability to clients, regulatory intervention or reputational damage, and thus materially adversely affect our business. The potential for some types of operational risks, including, for example, trading errors, may be increased in periods of increased volatility, which can magnify the cost of an error. Insurance and other safeguards might not be available or might only partially reimburse us for our losses.

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

We electronically receive, process, store and transmit sensitive information of our clients including personal data, such as, without limitation, names, addresses, social security numbers, and driver's license numbers, which may be necessary to support our clients’ investment transactions. The uninterrupted operation of our information systems, as well as the confidentiality of the customer information that resides on such systems, is critical to our successful operation. Bad actors may attempt to harm us by gaining access to confidential or proprietary client information, often with the intent of stealing from or defrauding us or our clients. In some cases, they seek to disrupt our ability to conduct our business, including by destroying information maintained by us. As a financial services provider, cybersecurity represents one of our principal operational risks. Our operations depend on effective information and cybersecurity policies, procedures and capabilities to provide secure processing, storage and transmission of confidential and other information across our computer systems, software, networks, and mobile devices, as well as third-party vendors. Although we maintain a system of internal controls designed to provide reasonable assurance that fraudulent activity is either prevented or detected on a timely basis and we take other protective measures and endeavor to modify them as circumstances warrant, our computer systems, software, networks and mobile devices may be vulnerable to cyberattacks, sabotage, unauthorized access, computer viruses, worms or other malicious code, and other events that have a security impact. In addition, our interconnectivity with service providers and other third parties may be adversely affected if any of them are subject to a successful cyberattack or other information security event. Although we collaborate with service providers and third parties to develop secure transmission capabilities and cyberattack protections, we cannot ensure we or any third party maintain appropriate controls to protect information confidentiality.

An externally caused information security incident, such as a cyberattack, which could include computer viruses, malware, malicious or destructive code, social engineering, phishing, denial-of-service attacks, ransomware, identity theft, or an internally caused issue, such as failure to control access to sensitive systems, could materially interrupt business operations or cause disclosure or modification of sensitive or confidential client or competitive information and could result in material financial loss, loss of competitive position, regulatory actions, breach of client contracts, reputational harm or legal liability. If one or more such events occur, it could potentially jeopardize our or our clients’, employees’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our or third‑party computer systems, software, networks and mobile devices, or otherwise cause interruptions or malfunctions in our, our clients’, our counterparties’ or third parties’ operations. As a result, we could experience material financial loss, loss of competitive position, regulatory fines and/or sanctions, breach of client contracts, reputational harm or legal liability, which, in turn, could have an adverse effect on our financial condition and results of operations.

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

We may use artificial intelligence (“AI”) in our business, and challenges with properly managing its use could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations. We may incorporate AI solutions into our platform, offerings, services and features, and these applications may become important in our operations over time. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, or biased, our business, financial condition, and results of operations may be adversely affected.

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

As of December 31, 2024, approximately 10% of our total AUM was invested in strategies that primarily invest in securities of non‑U.S. companies and securities denominated in currencies other than the U.S. dollar. Fluctuations in foreign currency exchange rates could negatively affect the returns of our clients who are invested in these securities. In addition, an increase in the value of the U.S. dollar relative to non‑U.S. currencies is likely to result in a decrease in the U.S. dollar value of our AUM, which, in turn, would likely result in lower revenue and profits.

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

We have expanded and intend to continue to expand our distribution efforts into non‑U.S. markets through partnered distribution efforts and product offerings, including Europe, Canada, Japan, Singapore, and Australia. Clients outside the United States may be adversely affected by political, social and economic uncertainty in their respective home countries and regions, which could result in a decrease in the net client cash flows that come from such clients. This expansion has required and will continue to require us to incur a number of up‑front expenses, including those associated with obtaining and maintaining regulatory approvals and office space, as well as additional ongoing expenses, including those associated with leases, the employment of additional support staff and regulatory compliance.

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

Our cybersecurity program assesses our cybersecurity risk profile through inventories of physical devices, software, and information systems, evaluations of critical third-party systems, and a catalog of security risks. Periodic assessments are conducted to ensure the risk catalog is up to date.

We protect our information systems, data, and network through technical and procedural controls and security awareness training. We deploy multiple technical controls to achieve a layered security strategy including systems access controls, firewalls, web application gateways, antivirus software, e-mail filtering, and endpoint protection. Security awareness training is mandatory for all employees and conducted at time of hire and periodically thereafter. The security awareness training program is designed to ensure employees are prepared to identify and avoid cyber risks and may cover topics such as phishing, ransomware, social engineering, public Wi-Fi risks, password security, and mobile device security. Training is supplemented by testing initiatives, including periodic phishing tests, which may result in targeted or remedial training.

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

No known cybersecurity threats or incidents have materially affected, or are likely to materially affect, our business strategy, results of operations, or financial condition. While we maintain robust prevention and detection measures, we cannot eliminate all cybersecurity risks or guarantee absence of undetected incidents. For further details on cybersecurity risks, see "Item 1A. Risk Factors" in this Form 10-K.

Governance

Role of the Board of Directors and Management

Our CISO and Chief Technology Officer (“CTO”) oversee the day-to-day technology and security activities. Our CISO has been with the firm since 2013 and has over 20 years of IT experience in various industries. He is a Certified Chief Information Security Officer from the Carnegie Mellon University executive education program, as well as a Certified Information Security Manager (CISM) and Certified Information Systems Security Professional (CISSP). Our CTO joined the firm in 2020 with 30 years of IT experience, including over 20 years of executive level technology experience in the asset management industry. Both the CISO and CTO serve on the ISC.

The Audit Committee of the Board of Directors oversees our enterprise risk management, which includes cybersecurity. The ISC provides a report on our cybersecurity program to our Board at least annually.

Other key functions of the ISC are to align the overall security strategy with business objectives and to oversee the cataloging of cybersecurity risks and assessments. Additional review and oversight is provided by the Enterprise Risk Committee where cybersecurity risk is vetted against other risk categories. Management also maintains a Vendor Oversight Committee which governs the use of third-party vendors and assesses cybersecurity risk related to those vendors. The Enterprise Risk Committee and the Vendor Oversight Committee report their activities to the Audit Committee at least annually.

The third-party security operations center, the endpoint managed detection and response service, and third-party penetration testing vendors are overseen by the CISO.

In the event of a potential cybersecurity incident, the third-party security operations center is authorized to take preemptive action to address the incident and must promptly notify a member of the ISC. The ISC coordinates the response to and communication of an incident in accordance with our Incident Response Plan (“IRP”) and applicable law. The IRP is designed to provide guidance for effective, efficient, and orderly response to a variety of cybersecurity incidents. The ISC is responsible for communication escalation as necessary up to and including to the Board of Directors. The IRP is periodically exercised through tabletop exercises.

Item 2. Properties.

The Company leases its principal executive offices, which are located in San Antonio, TX. In the United States, the Company also leases office space in Brooklyn, OH; Birmingham, MI; Boston, MA; Rocky River, OH; Cincinnati, OH; Charlotte, NC; Denver, CO; Clive, IA; Hanover, NH; New York, NY; Norwalk, CT; and San Francisco, CA. Outside the United States, the Company leases office space in Singapore. The Company believes its existing facilities are adequate to meet its current and future business requirements.

Item 3. Legal Proceedings.

On August 20, 2024, Victory filed with the SEC the Preliminary Proxy Statement, and on September 6, 2024, Victory filed with the SEC the Proxy Statement in relation to Amundi contributing to Victory all of the shares of Amundi US, resulting in Victory acquiring Amundi US and Amundi US becoming a wholly owned subsidiary of Victory. As of December 31, 2024, two complaints have been filed in the Supreme Court of the State of New York, New York County by purported Victory stockholders against Victory and the members of the Victory board of directors (the “Board”) in connection with the Contribution: Kent v. Victory Capital Holdings, Inc., et al., Index No. 654929/2024 (filed September 19, 2024) and Lawrence v. Victory Capital Holdings, Inc., et al., Index No. 654920/2024 (filed September 19, 2024) (collectively, the “Stockholder Litigation”). The complaints in the Stockholder Litigation include allegations that, among other things, the defendants caused to be filed a materially incomplete and misleading Proxy Statement with the SEC relating to the proposed Contribution and assert claims for alleged negligent misrepresentation and concealment and negligence under New York common law. Additionally, since the filing of the Preliminary Proxy Statement, Victory received five demand letters from purported Victory stockholders alleging similar insufficiencies in the disclosures in the Preliminary Proxy Statement and/or the Proxy Statement (such letters, the “Demand Letters,” and together with the Stockholder Litigation, the “Litigation Matters”).

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

Victory believes that the disclosures in the Proxy Statement comply with applicable laws, and that no further disclosures are required to supplement the Proxy Statement under applicable laws. Victory specifically denies all allegations in the Litigation Matters.

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

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Shares of the Company’s Common Stock are listed and trade on NASDAQ under the symbol “VCTR”. As of December 31, 2024, there were approximately 41,000 beneficial shareholders of the Company’s Common Stock.

Performance Graph

The following graph shows a comparison from December 31, 2019 through December 31, 2024 of the cumulative total return of our Common Stock, the Standard & Poor’s 500 Stock Index (S&P 500 Index) and a peer group comprised of Affiliated Managers Group, Inc., Artisan Partners Asset Management Inc., Acadian Asset Management, and Virtus Investment Partners, Inc. The graph assumes that $100 was invested at the market close on December 31, 2019 in our common stock, the S&P 500 Index and the peer group and assumes reinvestment of any dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following table sets out information regarding purchases of equity securities by the Company for the three months ended December 31, 2024.

	Total Number of Shares of Common Stock	Average Price Paid Per Share of Common	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans	Approximate Dollar Value That May Yet Be Purchased Under Outstanding Plans or Programs
Period	Purchased	Stock	or Programs	(in millions)(1)
October 1-31, 2024	—	$—	—	$95.2
November 1-30, 2024	1,128,240	67.92	1,128,240	19.0
December 1-31, 2024	275,061	69.79	275,061	200.0
Total	1,403,301	$68.29	1,403,301
(1)
Six share repurchase programs were authorized from 2018 to 2021, each for $15.0 million of the Company’s Common Stock, that were completed in September 2019, June 2020, October 2020, May 2021, January 2022 and May 2022. In May 2022, the Company’s’ Board of Directors approved a new share repurchase program (the “2022 Share Repurchase Program”) authorizing the repurchase of up to $100.0 million of the Company’s Common Stock. The 2022 Share Repurchase Program was completed in March 2023. In March 2023, the Company’s Board of Directors approved a new share repurchase program (the “2023 Share Repurchase Program”) authorizing the repurchase of up to $100.0 million of the Company’s Common Stock through December 31, 2025. The 2023 Share Repurchase Program was completed in December 2023. In December 2023, the Company’s Board of Directors approved a new share repurchase program (the “2024 Share Repurchase Program”) authorizing the repurchase of up to $100.0 million of the Company’s Common Stock through December 31, 2025. The 2024 Share Repurchase Program was completed in December 2024. In December 2024, the Company’s Board of Directors approved a new share repurchase program (the “2025 Share Repurchase Program”) authorizing the repurchase of up to $200.0 million of the Company’s Common Stock through December 31, 2026. Under the 2025 Share Repurchase Program, which took effect in December 2024, the Company may purchase its shares from time to time in privately negotiated transactions, through block trades, pursuant to open market purchases, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the SEC. The amount and timing of purchases under the 2025 Share Repurchase Program will depend on a number of factors including the price and availability of the Company’s shares, trading volume, capital availability, Company performance and general economic and market conditions. The 2025 Share Repurchase Program can be suspended or discontinued at any time.

In 2024, the Company repurchased 1.4 million shares of Common Stock at a total cost of $95.8 million, which included $0.6 million in excise taxes payable on share repurchases, for an average price of $68.29 per share. In 2023, the Company repurchased 4.2 million shares of Common Stock at a total cost of $134.5 million, which included $1.0 million in excise taxes payable on share repurchases, for an average price of $32.33 per share. In 2022, 3.0 million shares of Common Stock were repurchased under programs authorized by the Company’s Board of Directors at a total cost of $87.3 million for an average price of $28.76 per share.

As of December 31, 2024, $200.0 million was available for future repurchases under the 2025 Share Repurchase Program, and a cumulative total of 12.7 million shares of Common Stock had been repurchased under programs authorized by the Company’s Board of Directors at a total cost of $391.6 million for an average price of $30.91 per share.

Dividend Policy

In 2019, the Company announced the initiation of cash dividends and paid its first quarterly dividend to shareholders in September of that year. Each year, since the commencement of cash dividends in 2019, the Company has increased the per-share amount of the quarterly cash dividends distributed to shareholders. During 2022, the Company’s Board declared $1.00 of cash dividends per share, an increase of $0.47, or 89%, from the $0.53 per share of cash dividends declared in 2021. During 2023, the Company’s Board declared $1.28 of cash dividends per share, an increase of $0.28, or 28%, from the $1.00 per share of cash dividends declared in 2022. During 2024, the Company’s Board declared $1.56 of cash dividends per share, an increase of $0.28, or 22%, from the $1.28 per share of cash dividends declared in 2023.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The objective of this section of the Annual Report on Form 10-K is to provide a discussion and analysis, from management’s perspective, of the key performance indicators and material information necessary to assess our financial condition, results of operations, liquidity and cash flows for the year ended December 31, 2024. In addition, we also discuss the Company’s contractual obligations and off-balance sheet arrangements. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this report. In addition to historical information, this discussion and analysis contains forward‑looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from management’s expectations. Please refer to the sections of this report entitled “Forward‑Looking Statements” and “Risk Factors.”

Overview

Our Business – Victory is a diversified global asset management firm with total client assets of $176.1 billion, assets under management of $171.9 billion and other assets of $4.2 billion as of December 31, 2024. The Company operates a next-generation business model combining boutique investment qualities with the benefits of an integrated, centralized operating and distribution platform.

Victory Capital provides specialized investment strategies to institutions, intermediaries, retirement platforms and individual investors with 11 autonomous Investment Franchises and a Solutions Platform. Victory Capital offers a wide array of investment products, including actively and passively managed mutual funds, rules-based and active exchange traded funds (“ETFs”), institutional separate accounts, variable insurance products (“VIPs”), alternative investments, private closed end funds, and a 529 Education Savings Plan. Victory Capital’s strategies are also offered through third-party investment products, including mutual funds, third-party ETF model strategies, retail separately managed accounts (“SMAs”) and unified managed accounts (“UMAs”) through wrap account programs, Collective Investment Trusts (“CITs”), and undertakings for the collective investment in transferable securities (“UCITS”). As of December 31, 2024, our Franchises and our Solutions Platform collectively managed a diversified set of 124 investment strategies for a wide range of institutional and retail clients and direct investors.

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

We have grown our total client assets from $17.9 billion following the management-led buyout with Crestview GP in August 2013 to $176.1 billion at December 31, 2024. We attribute this growth to our success in sourcing acquisitions and evolving them into organic growers, generating strong investment returns, and developing institutional, retail, and direct investor channels with deep penetration.

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

Business Highlights in 2024

Assets under management:

•
AUM at December 31, 2024 increased by $10.6 billion, or approximately 6.6%, to $171.9 billion from $161.3 billion at December 31, 2023, primarily driven by positive market action of $18.1 billion. Long-term gross inflows were $25.3 billion and $22.7 billion for the years ended December 31, 2024 and 2023, respectively. Long-term net outflows were $7.1 billion and $5.6 billion for the years ended December 31, 2024 and 2023, respectively. We generated $26.2 billion in gross flows and $7.4 billion in net outflows ($7.1 billion long-term, $0.3 billion short-term) for the year ended December 31, 2024, compared to $23.5 billion in gross flows and $6.0 billion in net outflows ($5.6 billion long-term, $0.4 billion short-term) for the same period in 2023.
•
Within the following tables and disclosures, AUM includes both discretionary assets under management and non-discretionary assets under advisement and excludes other assets. Prior-period AUM figures have been adjusted accordingly.

Investment performance:

•
45 of our total Victory Capital mutual funds and ETFs had overall Morningstar ratings of four or five stars and 66% of our fund and ETF AUM were rated four or five stars overall by Morningstar. 47% of our strategies by AUM had investment returns in excess of their respective benchmarks over a one-year period, 59% over a three-year period, 73% over a five-year period and 79% over a ten-year period. On an equal-weighted basis, 53% of our strategies have outperformed their respective benchmarks over a one-year period, 58% over a three-year period, 58% over a five-year period and 65% over a ten-year period.

Financial highlights:

•
Total revenue for the year ended December 31, 2024 was $893.5 million compared to $821.0 million for the year ended December 31, 2023.
•
Net income was $288.9 million and $213.2 million, respectively, for the years ended December 31, 2024 and 2023. Adjusted Net Income was $312.9 million for the year ended December 31, 2024 compared to $269.7 million for the year ended December 31, 2023. Refer to “Supplemental Non‑GAAP Financial Information” for more information about how we calculate Adjusted Net Income and a reconciliation of net income to Adjusted Net Income.
•
GAAP earnings per diluted share was $4.38 for the year ended December 31, 2024 compared to $3.12 for the same period in 2023. Adjusted net income with tax benefit per diluted share was $5.36 and $4.51, respectively, for the years ended December 31, 2024 and 2023. Refer to “Supplemental

Non‑GAAP Financial Information” for more information about how we calculate Adjusted Net Income and a reconciliation of net income to Adjusted Net Income.
•
Adjusted EBITDA and Adjusted EBITDA margin was $475.6 million and 53.2%, respectively, for the year ended December 31, 2024 compared to $418.0 million and 50.9%, respectively, for the year ended December 31, 2023. Refer to “Supplemental Non‑GAAP Financial Information” for more information about how we calculate Adjusted EBITDA and a reconciliation of net income to Adjusted EBITDA.

Key Performance Indicators

The following table presents the key performance indicators we focus on when reviewing our results:

	Year Ended December 31,
($ in millions, except for basis points and percentages)	2024		2023		2022
AUM at period end	$171,930		$161,322		$147,762
Average AUM	169,658		153,455		158,699
Gross flows	26,167		23,504		33,637
AUM net short term flows	(287)		(391)		(187)
AUM net long term flows	(7,090)		(5,584)		(2,465)
AUM net flows	(7,377)		(5,976)		(2,652)
Total revenue	893.5		821.0		854.8
Revenue realization on average AUM	52.6	bps	53.4	bps	53.9	bps
Net income	288.9		213.2		275.5
Adjusted EBITDA(1)	475.6		418.0		424.2
Adjusted EBITDA margin(1)(2)	53.2%		50.9%		49.6%
Adjusted Net Income(1)	312.9		269.7		293.8
Tax benefit of goodwill and acquired intangibles(3)	40.2		38.3		37.5

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

The following table presents a reconciliation of our total client assets(1) as of the dates indicated:

	For the Year Ended December 31,
(in millions)	2024	2023	2022
Beginning AUM	$161,322	$147,762	$177,716
Beginning other assets	5,289	5,190	5,938
Beginning total client assets	166,611	152,952	183,654

AUM net cash flows	(7,377)	(5,976)	(2,652)
Other assets net cash flows	(1,627)	(591)	(80)
Total client assets net cash flows	(9,004)	(6,567)	(2,732)

AUM market appreciation (depreciation)	18,100	21,188	(25,826)
Other assets market appreciation (depreciation)	504	690	(669)
Total client assets market appreciation (depreciation)	18,604	21,878	(26,495)

AUM realizations and distributions	(2)	(100)	(376)
Acquired & divested assets / Net transfers	(113)	(1,552)	(1,100)

Ending AUM	171,930	161,322	147,762
Ending other assets	4,165	5,289	5,190
Ending total client assets	176,096	166,611	152,952
Average total client assets	174,542	158,268	164,025

(1)
Includes low-fee (2 to 4 bps) institutional assets, previously reported in the Solutions asset class within the by asset class table and in Separate Accounts and Other Pooled Vehicles within the by vehicle table. These assets are included as part of Victory's Regulatory Assets Under Management reported in Form ADV Part 1.

The following table presents a reconciliation of our total AUM(1) as of the dates indicated:

	For the Year Ended
(in millions)	2024	2023	2022
Beginning AUM	$161,322	$147,762	$177,716
Gross client cash inflows	26,167	23,504	33,637
Gross client cash outflows	(33,545)	(29,480)	(36,289)
Net client cash flows	(7,377)	(5,976)	(2,652)
Market appreciation (depreciation)	18,100	21,188	(25,826)
Realizations and distributions	(2)	(100)	(376)
Acquired & divested assets / Net transfers	(113)	(1,552)	(1,100)
Ending AUM	171,930	161,322	147,762
Average AUM	169,658	153,455	158,699

(1)
Total AUM includes both discretionary assets under management and non-discretionary assets under advisement and excludes other assets.

The following table presents a reconciliation of our other assets(1) as of the dates indicated:

	For the Year Ended December 31,
(in millions)	2024	2023	2022
Beginning other assets (institutional)	$5,289	$5,190	$5,938
Gross client cash inflows	467	600	297
Gross client cash outflows	(2,094)	(1,191)	(377)
Net client cash flows	(1,627)	(591)	(80)
Market appreciation (depreciation)	504	690	(669)
Realizations and distributions	—	—	—
Acquired & divested assets / Net transfers	—	—	—
Ending other assets (institutional)	4,165	5,289	5,190
Average other assets (institutional)	4,883	4,813	5,327

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

AUM by Asset Class – the following table presents our AUM by asset class as of the dates indicated:

	As of December 31,
(in millions)	2024	2023	2022	2021(1)(2)	2020(2)
Fixed Income	$24,402	$24,355	$26,353	$35,154	$36,639
Solutions	62,593	54,296	46,317	54,426	30,524
U.S. Mid Cap Equity	30,584	30,604	27,892	30,578	26,230
U.S. Small Cap Equity	14,785	15,959	15,103	20,094	18,368
U.S. Large Cap Equity	14,148	12,635	10,973	15,766	14,230
Global / Non-U.S. Equity	19,095	16,772	14,160	16,050	14,141
Alternative Investments	2,980	3,431	3,663	2,548	422
Total Long-Term AUM	$168,586	$158,051	$144,460	$174,616	$140,554
Money Market / Short-Term	3,344	3,271	3,302	3,100	3,534
Total AUM	$171,930	$161,322	$147,762	$177,716	$144,088

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

Asset Flows by Asset Class – the following table summarizes our asset flows by asset class for the periods indicated:

(in millions)	U.S. Mid Cap Equity	U.S. Small Cap Equity	Fixed Income	U.S. Large Cap Equity	Global / Non-U.S. Equity	Solutions	Alternative Investments	Total Long-term	Money Market / Short-term	Total AUM(1)
Year Ended December 31, 2024
Beginning AUM	$30,604	$15,959	$24,355	$12,635	$16,772	$54,296	$3,431	$158,051	$3,271	$161,322
Gross client cash inflows	4,516	2,043	4,912	284	3,762	8,634	1,105	25,255	912	26,167
Gross client cash outflows	(7,685)	(4,195)	(5,905)	(1,540)	(2,893)	(8,509)	(1,618)	(32,345)	(1,200)	(33,545)
Net client cash flows	(3,169)	(2,152)	(993)	(1,256)	869	125	(513)	(7,090)	(287)	(7,377)
Market appreciation / (depreciation)	3,189	1,035	924	2,873	1,570	8,290	47	17,929	172	18,100
Realizations and distributions	—	—	—	—	—	—	(2)	(2)	—	(2)
Acquired & divested assets / Net transfers	(40)	(58)	116	(104)	(115)	(118)	17	(301)	188	(113)
Ending AUM	$30,584	$14,785	$24,402	$14,148	$19,095	$62,593	$2,980	$168,586	$3,344	$171,930
Year Ended December 31, 2023
Beginning AUM	$27,892	$15,103	$26,353	$10,973	$14,160	$46,317	$3,663	$144,460	$3,302	$147,762
Gross client cash inflows	5,090	2,741	4,024	284	2,581	6,337	1,593	22,651	853	23,504
Gross client cash outflows	(5,536)	(3,859)	(6,129)	(1,286)	(2,304)	(7,119)	(2,002)	(28,235)	(1,245)	(29,480)
Net client cash flows	(446)	(1,117)	(2,105)	(1,002)	276	(781)	(409)	(5,584)	(391)	(5,976)
Market appreciation / (depreciation)	3,153	1,978	1,595	2,809	2,431	8,804	270	21,039	149	21,188
Realizations and distributions	—	—	—	—	—	—	(100)	(100)	—	(100)
Acquired & divested assets / Net transfers(2)	5	(4)	(1,487)	(145)	(96)	(43)	7	(1,763)	211	(1,552)
Ending AUM	$30,604	$15,959	$24,355	$12,635	$16,772	$54,296	$3,431	$158,051	$3,271	$161,322
Year Ended December 31, 2022
Beginning AUM	$30,578	$20,094	$35,154	$15,766	$16,050	$54,426	$2,548	$174,616	$3,100	$177,716
Gross client cash inflows	6,859	3,162	5,524	406	4,149	7,872	5,045	33,016	621	33,637
Gross client cash outflows	(6,919)	(5,214)	(9,545)	(1,498)	(3,111)	(5,871)	(3,324)	(35,481)	(807)	(36,289)
Net client cash flows	(60)	(2,053)	(4,020)	(1,093)	1,038	2,001	1,721	(2,465)	(187)	(2,652)
Market appreciation / (depreciation)	(2,641)	(2,965)	(3,345)	(3,328)	(3,153)	(10,218)	(215)	(25,864)	39	(25,826)
Realizations and distributions	—	—	—	—	—	—	(376)	(376)	—	(376)
Acquired & divested assets / Net transfers	14	27	(1,436)	(372)	226	107	(16)	(1,450)	350	(1,100)
Ending AUM	$27,892	$15,103	$26,353	$10,973	$14,160	$46,317	$3,663	$144,460	$3,302	$147,762

(1)
Total AUM includes both discretionary assets under management and non-discretionary assets under advisement and excludes other assets.
(2)
Reflects the divested assets associated with the INCORE transaction.

Total AUM by Distribution Channel – the following table presents our total AUM by distribution channel as of the dates indicated:

	As of December 31,
	2024		2023		2022
(in millions)	Amount	% of total	Amount	% of total	Amount	% of total
Direct	$60,949	35%	$57,840	36%	$52,551	36%
Institutional	41,322	24%	40,866	25%	39,320	26%
Retail	69,659	41%	62,616	39%	55,891	38%
Total AUM(1)(2)	$171,930	100%	$161,322	100%	$147,762	100%

(1) The allocation of AUM by distribution channel involves the use of estimates and the exercise of judgment.

(2) Total AUM includes both discretionary assets under management and non-discretionary assets under advisement and excludes other assets.

Assets Flows by Vehicle – the following table summarizes our asset flows by vehicle for the periods indicated:

			Separate Accounts
			and Other
(in millions)	Mutual Funds(1)	ETFs(2)	Vehicles(3)	Total
Year Ended December 31, 2024
Beginning AUM	$108,802	$4,970	$47,551	$161,322
Gross client cash inflows	14,954	3,089	8,124	26,167
Gross client cash outflows	(22,408)	(915)	(10,222)	(33,545)
Net client cash flows	(7,454)	2,174	(2,097)	(7,377)
Market appreciation / (depreciation)	12,561	404	5,136	18,100
Realization and distributions	—	—	(2)	(2)
Acquired & divested assets / Net transfers	(263)	(40)	189	(113)
Ending AUM	$113,645	$7,508	$50,777	$171,930
Year Ended December 31, 2023
Beginning AUM	$99,447	$5,627	$42,688	$147,762
Gross client cash inflows	15,594	969	6,942	23,504
Gross client cash outflows	(21,276)	(1,567)	(6,637)	(29,480)
Net client cash flows	(5,682)	(599)	305	(5,976)
Market appreciation / (depreciation)	15,114	(56)	6,130	21,188
Realization and distributions	—	—	(100)	(100)
Acquired & divested assets / Net transfers (4)	(77)	(3)	(1,471)	(1,552)
Ending AUM	$108,802	$4,970	$47,551	$161,322
Year Ended December 31, 2022
Beginning AUM	$124,142	$4,871	$48,703	$177,716
Gross client cash inflows	21,198	2,043	10,395	33,637
Gross client cash outflows	(27,703)	(572)	(8,014)	(36,289)
Net client cash flows	(6,505)	1,472	2,381	(2,652)
Market appreciation / (depreciation)	(17,092)	(724)	(8,010)	(25,826)
Realization and distributions	—	—	(376)	(376)
Acquired & divested assets / Net transfers	(1,098)	9	(11)	(1,100)
Ending AUM	$99,447	$5,627	$42,688	$147,762

(1)
Includes institutional and retail share classes, money market and Variable Insurance Products or VIP funds.

(2)
Represents only ETF assets held by third parties. Excludes ETF assets held by other Victory Capital products.
(3)
Includes collective trust funds, wrap program accounts, UMAs, UCITs, private funds and non-U.S. domiciled pooled vehicles.
(4)
Reflects divested assets associated with the INCORE transaction.

December 31, 2024 AUM – Our total AUM at December 31, 2024 increased by $10.6 billion, or 6.6%, to $171.9 billion from $161.3 billion at December 31, 2023, primarily driven by positive market movement of $18.1 billion, partially offset by net outflows of $7.4 billion.

Net outflows were driven by $3.2 billion in our U.S. mid cap equity strategies, $2.2 billion in our U.S. small cap equity strategies, $1.3 billion in our U.S. large cap equity strategies, $1.0 billion in fixed income strategies, $0.5 billion in our alternative investment strategies and $0.3 billion in money market and short-term strategies, partially offset by $0.9 billion in net inflows into our global/non-U.S. equity strategies and $0.1 billion in our Solutions Platform.

December 31, 2023 AUM – Our total AUM at December 31, 2023 increased by $13.5 billion, or 9.2%, to $161.3 billion from $147.8 billion at December 31, 2022, primarily driven by positive market movement of $21.2 billion, partially offset by net outflows of $6.0 billion.

Net outflows were driven by $2.1 billion in fixed income strategies, $1.1 billion in our U.S. small cap equity strategies, $1.0 billion in our U.S. large cap equity strategies, $0.8 billion in our Solutions Platform, $0.4 billion in our U.S. mid cap equity strategies, $0.4 billion in our alternative investment strategies and $0.4 billion in money market and short-term strategies, partially offset by $0.3 billion in net inflows into our global/non-U.S. equity strategies.

December 31, 2022 AUM – Our total AUM at December 31, 2022 decreased by $29.9 billion, or 16.9%, to $147.8 billion from $177.7 billion at December 31, 2021, primarily driven by negative market movement and net outflows of $25.8 billion and $2.7 billion, respectively.

Net outflows were driven by $4.0 billion in fixed income strategies, $2.1 billion our U.S. small cap equity strategies, $1.1 billion in our U.S. large cap equity strategies, and $0.2 billion in money market and short-term strategies, partially offset by $2.0 billion in net inflows into our Solutions Platform, $1.7 billion into our alternative investment strategies, and $1.0 billion into our global/non-U.S. equity strategies.

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

The following table presents our GAAP results of operations for the years ended December 31, 2024, 2023 and 2022 (in thousands except per share data).

	Year Ended December 31,
	2024	2023	2022
Revenue
Investment management fees	$704,583	$640,876	$664,710
Fund administration and distribution fees	188,894	180,152	190,090
Total revenue	893,477	821,028	854,800

Expenses
Personnel compensation and benefits	217,214	220,992	238,198
Distribution and other asset-based expenses	146,489	149,596	161,105
General and administrative	56,694	56,287	52,373
Depreciation and amortization	30,176	41,647	43,201
Change in value of consideration payable for acquisition of business	2,694	23,236	(40,600)
Acquisition-related costs	11,285	217	534
Restructuring and integration costs	1,411	595	881
Total operating expenses	465,963	492,570	455,692
Income from operations	427,514	328,458	399,108

Other income (expense)
Interest income and other income (expense)	10,441	8,732	(2,463)
Interest expense and other financing costs	(63,836)	(61,282)	(43,964)
Loss on debt extinguishment	(363)	—	(2,648)
Total other income (expense), net	(53,758)	(52,550)	(49,075)

Income before income taxes	373,756	275,908	350,033

Income tax expense	(84,892)	(62,751)	(74,522)

Net income	$288,864	$213,157	$275,511

Earnings per share of common stock
Basic	$4.47	$3.22	$4.02
Diluted	$4.38	$3.12	$3.81

Weighted average number of shares outstanding
Basic	64,607	66,202	68,481
Diluted	65,928	68,214	72,266

Dividends declared per share of common stock	$1.555	$1.28	$1.00

Investment Management Fees

2024 compared to 2023 – Investment management fees increased $63.7 million, or 9.9%, to $704.6 million in 2024 from $640.9 million in 2023 due to an increase in average AUM. Average AUM was $169.7 billion in 2024 compared to $153.5 billion in 2023.

2023 compared to 2022 – Investment management fees decreased $23.8 million, or 3.6%, to $640.9 million in 2023 from $664.7 million in 2022 due to decrease in average AUM. Average AUM was $153.5 billion in 2023 compared to $158.7 billion in 2022.

Fund Administration and Distribution Fees

2024 compared to 2023 – Fund administration and distribution fees increased $8.7 million, or 4.9%, to $188.9 million in 2024 compared to $180.2 million in 2023. The increase is due primarily to higher mutual fund average net assets.

2023 compared to 2022 – Fund administration and distribution fees decreased $9.9 million, or 5.2%, to $180.2 million in 2023 compared to $190.1 million in 2022. The decrease is due primarily to lower mutual fund average net assets.

Personnel Compensation and Benefits

The following table presents the components of GAAP compensation expense for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Salaries, payroll related taxes and employee benefits	$88,599	$90,884	$87,819
Incentive compensation	102,712	87,081	94,511
Sales-based compensation(1)	24,338	20,945	27,589
Equity awards granted to employees and directors(2)	15,220	16,548	17,816
Acquisition and transaction-related compensation	(13,655)	5,534	10,463
Total personnel compensation and benefits expense	$217,214	$220,992	$238,198

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

2024 compared to 2023 – Personnel compensation and benefits were $217.2 million in 2024, a decrease of $3.8 million, or 1.7%, from $221.0 million in 2023. Acquisition and transaction-related compensation in 2024 decreased $19.2 million from 2023 due to a non-cash, contingent payment adjustment of $13.7 million during the year ended December 31, 2024. Also contributing was a decrease in salaries, payroll related taxes and employee benefits of $2.3 million over the comparable period. These decreases were offset by higher sales-based and incentive compensation of $19.0 million during 2024 relating to an increase in operating results.

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

Distribution and Other Asset‑based Expenses

The following table presents the components of distribution and other asset‑based expenses for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Broker-dealer distribution fees	$20,222	$20,275	$22,703
Platform distribution fees	89,233	92,509	98,155
Sub-administration	17,010	15,877	16,261
Sub-advisory	9,152	10,576	13,573
Middle-office	10,872	10,359	10,413
Total distribution and other asset-based expenses	$146,489	$149,596	$161,105

2024 compared to 2023 – Distribution and other asset‑based expenses are primarily based on AUM. Distribution and other asset-based expenses decreased $3.1 million, or 2.1%, to $146.5 million in 2024 compared to $149.6 million in 2023, primarily due to a decrease in platform distribution fees over the comparable period.

2023 compared to 2022 – Distribution and other asset‑based expenses are primarily based on AUM. Distribution and other asset-based expenses decreased $11.5 million, or 7.1%, to $149.6 million in 2023 compared to $161.1 million in 2022, primarily due to a decrease in average AUM over the comparable period.

General and Administrative Expenses

2024 compared to 2023 – General and administrative expenses were $56.7 million in 2024 compared to $56.3 million in 2023, an increase of $0.4 million, or 0.7%.

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

Depreciation and Amortization

2024 compared to 2023 – Depreciation and amortization decreased by $11.5 million, or 27.5%, to $30.2 million in 2024, from $41.6 million in 2023, primarily due to a decrease in amortization expense related to definite-lived intangible assets in connection with prior acquisitions.

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

Change in Value of Consideration Payable for Acquisition of Business

2024 compared to 2023 - The change in value of consideration payable for acquisition of business decreased $20.5 million as a result of an increase of $2.7 million in the fair value of the contingent consideration associated with the WestEnd Acquisition for the year ended December 31, 2024, compared to increases of $8.7 million and $14.5 million associated with the USAA AMCO Acquisition and WestEnd Acquisition, respectively, for the year ended December 31, 2023. Refer to Note 4, Acquisitions, for further details on the fair value of contingent consideration payable.

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

Acquisition‑Related Costs

2024 compared to 2023 – Acquisition-related costs increased $11.1 million to $11.3 million for the year ended December 31, 2024 compared to $0.2 million in the prior year. The expense for the year ended December 31, 2024 was primarily due to legal and professional fees associated with the Amundi transaction.

2023 compared to 2022 – Acquisition-related costs decreased $0.3 million to $0.2 million for the year ended December 31, 2023 compared to $0.5 million in the prior year. The expense for the years ended December 31, 2023 and 2022 was primarily due to legal and professional fees.

Restructuring and Integration Costs

2024 compared to 2023 – Restructuring and integration costs increased $0.8 million to $1.4 million for the year ended December 31, 2024 compared to $0.6 million in the prior year. The expense primarily relates to personnel restructuring and the year ended December 31, 2024 also includes integration and conversion costs related to the Amundi transaction.

2023 compared to 2022 – Restructuring and integration costs decreased $0.3 million to $0.6 million for the year ended December 31, 2023 compared to $0.9 million in the prior year. The expense for the years ended December 31, 2023 and 2022 was primarily due to personnel restructuring.

Interest Income and Other Income (Expense)

2024 compared to 2023 – Interest income and other income (expense) was income of $10.4 million and $8.7 million in 2024 and 2023, respectively. The increase was due to an increase in dividend income partially offset by a decrease in the net unrealized fair value of deferred compensation plan investments over the comparable period.

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

Interest Expense and Other Financing Costs

2024 compared to 2023 – Interest expense and other financing costs increased $2.6 million to $63.8 million in 2024 from $61.3 million in 2023 as a result of a higher average interest rate over the comparable period.

2023 compared to 2022 – Interest expense and other financing costs increased $17.3 million to $61.3 million in 2023 from $44.0 million in 2022 as a result of a higher average interest rate over the comparable period.

Loss on Debt Extinguishment

2024 compared to 2023 – For the year ended December 31, 2024, the Company had $0.4 million in losses on debt extinguishment due to repayments of term loan principal. The Company had no losses on debt extinguishment for the year ended December 31, 2023.

2023 compared to 2022 – The Company had no losses on debt extinguishment for the year ended December 31, 2023. For the year ended December 31, 2022, the Company had $2.6 million in losses on debt extinguishment due to repayments of term loan principal.

Income Tax Expense

2024 compared to 2023 – Our effective tax rate was flat at 22.7% in 2023 and 2024, respectively. Refer to Note 10, Income Taxes, to the audited financial statements for further details on income taxes.

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

The following table sets forth a reconciliation from GAAP financial measures to non‑GAAP measures for the periods indicated:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Reconciliation of non-GAAP financial measures:
Net income (GAAP)	$288,864	$213,157	$275,511
Income tax expense	(84,892)	(62,751)	(74,522)
Income before income taxes	$373,756	$275,908	$350,033
Interest expense(1)	60,799	57,820	41,024
Depreciation(2)	8,959	8,842	8,045
Other business taxes(3)	1,525	1,707	2,118
Amortization of acquisition-related intangible assets(4)	21,217	32,805	35,160
Share-based compensation(5)	4,246	6,496	10,143
Acquisition, restructuring and exit costs(6)	1,735	28,982	(28,722)
Debt issuance costs(7)	3,385	5,394	5,620
Losses from equity method investments(8)	—	—	825
Adjusted EBITDA	$475,622	$417,954	$424,246

	Year Ended December 31,
(in thousands)	2024	2023	2022
Reconciliation of non-GAAP financial measures:
Net income (GAAP)	$288,864	$213,157	$275,511
Adjustments to reflect the operating performance of the Company:
i. Other business taxes(3)	1,525	1,707	2,118
ii. Amortization of acquisition-related intangible assets(4)	21,217	32,805	35,160
iii. Share-based compensation(5)	4,246	6,496	10,143
iv. Acquisition, restructuring and exit costs(6)	1,735	28,982	(28,722)
v. Debt issuance costs(7)	3,385	5,394	5,620
Tax effect of above adjustments(9)	(8,028)	(18,847)	(6,080)
Adjusted Net Income	$312,944	$269,694	$293,750
Tax benefit of goodwill and acquired intangibles(10)	$40,171	$38,252	$37,490

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

The following table presents the components of acquisition, restructuring and exit costs for the periods indicated:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Acquisition-related costs	$11,285	$217	$534
Change in value of consideration payable for acquisition of business	2,694	23,236	(40,600)
Restructuring and integration costs	1,411	595	881
Personnel compensation and benefits	(13,655)	5,534	10,463
Interest income and other (income) expense	—	(600)	—
Total acquisition, restructuring and exit costs	$1,735	$28,982	$(28,722)

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

The following table presents our liquidity position as of December 31, 2024 and 2023:

	December 31,	December 31,
(in thousands)	2024	2023
Cash and cash equivalents(1)	$126,731	$123,547
Accounts and other receivables(2)	100,667	87,570
Undrawn commitment on revolving credit facility(3)	100,000	100,000
Accounts and other payables(4)	(109,599)	(111,933)

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
(3)
The balance at December 31, 2024 and 2023 represents the Company’s undrawn $99.9 million revolving credit facility and a $0.1 million standby letter of credit used as collateral for THB’s real estate location.
(4)
Accounts and other payables consist primarily of various payables related to operations, transaction costs and interest payable on the term loan, as well as accrued compensation and benefits.

Excludes $62.7 million and $78.3 million at December 31, 2024 and 2023, respectively, related to the estimated fair value of the contingent consideration that is expected to be paid over the next twelve month period resulting from the WestEnd Acquisition.

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

As of December 31, 2024, there were no outstanding borrowings under the revolving credit facility and the Company was in compliance with its financial performance covenant.

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

Fifth Amendment

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

As a result of the Swap Termination Agreement, the Company recorded a $44.4 million deferred gain in AOCI, before tax, replacing the $44.4 million fair value of the Swap in AOCI, before tax. The deferred gain on the Swap monetization is being amortized on a straight-line basis through July 1, 2026 and is included in interest expense and other financing costs on the Consolidated Statements of Operations. For the years ended December 31, 2024 and 2023, the Company recorded $16.7 million and $2.8 million, respectively, in amortization of deferred gain on Swap monetization. As of December 31, 2024 and 2023, the unamortized deferred gain on Swap monetization was $24.9 million and $41.6 million, respectively, before tax. The Swap unwind costs of $2.4 million were recorded in general and administrative costs on the Consolidated Statement of Operations for the year ended December 31, 2023. Refer to Note 12, Derivatives, for further information on the Swap.

Contingent Consideration

At December 31, 2024 and 2023, the Company had $139.9 million and $217.2 million, respectively, in contingent consideration that is estimated to be payable over the next one to three years resulting from the WestEnd Acquisition. For the years ended December 31, 2024 and 2023, the Company recorded an increases of $2.7 million and $14.5 million, respectively in contingent payment liabilities associated WestEnd Acquisition, which is included in consideration payable for acquisition of business in the Consolidated Balance Sheets. For the years ended December 31, 2024 and 2023, the Company recorded no activity and an increase of $8.7 million, respectively, in contingent payment liabilities associated with the USAA AMCO Acquisition.

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

subsidiaries that have minimum capital requirements. As a result, such subsidiaries of our Company may be restricted in their ability to transfer cash to their parents. VCS and our non‑U.S. subsidiaries were in compliance with these requirements as of and for the years ended December 31, 2024, 2023 and 2022.

Cash Flows – The following table is derived from our Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,
(in thousands)	2024	2023	2022
Net cash provided by operating activities	$339,979	$330,291	$335,211
Net cash used in investing activities	(3,979)	(7,841)	(6,317)
Net cash used in financing activities	(332,763)	(237,132)	(360,186)

Operating Activities

2024 compared to 2023 – Cash provided by operating activities was $340.0 million in 2024, compared to $330.3 million in 2023. The $9.7 million increase in cash provided by operating activities was due to a $75.7 million increase in net income partially offset by the combination of a $31.2 million decrease in working capital and a $34.8 million decrease in non-cash items.

2023 compared to 2022 – Cash provided by operating activities was $330.3 million in 2023, compared to $335.2 million in 2022. The $4.9 million decrease in cash provided by operating activities was due to a $62.4 million decrease in net income partially offset by the combination of a $19.2 million increase in working capital and a $38.3 million increase in non-cash items.

Investing Activities

2024 compared to 2023 – Cash used in investing activities decreased by $3.9 million to $4.0 million in 2024, from $7.8 million in 2023 primarily due to a $3.9 million decrease in purchases of property and equipment.

2023 compared to 2022 – Cash used in investing activities increased by $1.5 million to $7.8 million in 2023, from $6.3 million in 2022. The increase was primarily due to a $2.3 million increase in net trading activity.

Financing Activities

2024 compared to 2023 – Cash used in financing activities increased $95.6 million to $332.8 million in 2024 from $237.1 million in 2023. The increase was primarily due to payment of consideration for acquisition and repayment of long-term senior debt partially offset by a decrease in repurchases of Common Stock. Cash used in payment of consideration for acquisition, repurchases of our Common Stock, payment of dividends, repayment of long-term senior debt, and payment of taxes related to settlement of equity awards totaled $80.0 million, $103.6 million, $101.1 million, $29.5 million and $26.4 million, respectively, during 2024.

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

The value of our AUM was approximately $172 billion at December 31, 2024. A 10% increase or decrease in the value of our AUM, if proportionately distributed over all of our strategies, products and client relationships, would cause an annualized increase or decrease in our revenues of approximately $91.2 million at our weighted-average fee rate of 53 basis points for the year ended December 31, 2024. Because of declining fee rates from larger relationships and differences in our fee rates across investment strategies, a change in the composition of our AUM, in particular, an increase in the proportion of our total AUM attributable to strategies, clients or relationships with lower effective fee rates, could have a material negative impact on our overall weighted-average fee rate. The same 10% increase or decrease in the value of our total AUM, if attributed entirely to a proportionate increase or decrease in the AUM of the Victory Funds and USAA Funds, to which we provide a range of services in addition to those provided to institutional separate accounts, would cause an annualized increase or decrease in our revenues of approximately $103.2 million at the Victory Funds’ and USAA Funds’ aggregate weighted-average fee rate of 60 basis points for the year ended December 31, 2024. If the same 10% increase or decrease in the value of our total AUM was attributable entirely to a proportionate increase or decrease in the assets of our institutional separate accounts, it would cause an annualized increase or decrease in our revenues of approximately $72.2 million at the weighted-average fee rate across all of our institutional separate accounts of 42 basis points for the year ended December 31, 2024.

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

We have not adopted a corporate-level risk management policy to manage this exchange rate risk. Assuming 11% of our AUM are invested in securities denominated in currencies other than the U.S. dollar and excluding the impact of any hedging arrangement, a 10% increase or decrease in the value of the U.S. dollar would decrease or increase the fair value of our AUM by approximately $1.9 billion, which would cause an annualized increase or decrease in revenues of approximately $10.0 million at our weighted-average fee rate for the business of 53 basis points for the year ended December 31, 2024.

We operate in several foreign countries and incur operating expenses associated with these operations. In addition, we have revenue and revenue-sharing arrangements that are denominated in non-U.S. currencies. We do not believe foreign currency fluctuations materially affect our results of operations.

Interest Rate Risk – Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. On March 27, 2020, the Company executed the Swap, a floating-to-fixed interest rate swap transaction, to effectively fix the interest rate at 3.465% on $450 million of its outstanding Term Loan through the Term Loan maturity date of July 2026. On February 18, 2021, pursuant to the Second Amendment, the Company lowered the spread on the Term Loan by 0.25% resulting in a new fixed rate of 3.215% on the $450 million of Term Loan subject to the Swap. On September 26, 2022, the Company and the Swap counterparty executed an amendment to the Swap to update LIBOR conventions to SOFR conventions and to modify the fixed rate for the change from three-month LIBOR to three-month Term SOFR effective on October 6, 2022. On October 30, 2023, the Company decided to monetize the gain on the Swap and entered into an agreement to terminate the Swap, which was effective on October 30, 2023. Refer to Note 12, Derivatives, for further information on the Swap. At December 31, 2024, we were exposed to interest rate risk as a result of the amounts outstanding under the 2019 Credit Agreement, as amended. Refer to Note 11, Debt, for a description of the amounts outstanding as of such date and the applicable interest rate.

Item 8. Financial Information and Supplementary Data.

Victory Capital Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except for shares)

	December 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$126,731	$123,547
Investment management fees receivable	83,307	71,888
Fund administration and distribution fees receivable	16,014	14,238
Other receivables	1,346	1,444
Prepaid expenses	8,634	5,785
Investments in proprietary funds, at fair value	605	534
Deferred compensation plan investments, at fair value	34,608	31,274
Property and equipment, net	11,874	19,578
Goodwill	981,805	981,805
Other intangible assets, net	1,260,614	1,281,832
Other assets	22,053	10,691
Total assets	$2,547,591	$2,542,616

Liabilities and stockholders' equity
Accounts payable and accrued expenses	$57,951	$56,477
Accrued compensation and benefits	51,648	55,456
Consideration payable for acquisition of business	139,894	217,200
Deferred compensation plan liability	34,608	31,274
Deferred tax liability, net	157,120	128,714
Other liabilities	20,871	11,225
Long-term debt, net	963,862	989,269
Total liabilities	1,425,954	1,489,615

Stockholders' equity
Common stock, $0.01 par value per share: 2024 - 600,000,000 shares authorized, 83,947,949 shares issued and 63,653,212 shares outstanding; 2023 - 600,000,000 shares authorized, 82,404,305 shares issued and 64,254,714 shares outstanding	839	824
Additional paid-in capital	752,371	728,283
Treasury stock, at cost: 2024 - 20,294,737 shares; 2023 - 18,149,591 shares	(574,856)	(444,286)
Accumulated other comprehensive income	18,683	31,328
Retained earnings	924,600	736,852
Total stockholders' equity	1,121,637	1,053,001
Total liabilities and stockholders' equity	$2,547,591	$2,542,616

The accompanying notes are an integral part of the consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except for shares)

	Year Ended December 31,
	2024	2023	2022
Revenue
Investment management fees	$704,583	$640,876	$664,710
Fund administration and distribution fees	188,894	180,152	190,090
Total revenue	893,477	821,028	854,800

Expenses
Personnel compensation and benefits	217,214	220,992	238,198
Distribution and other asset-based expenses	146,489	149,596	161,105
General and administrative	56,694	56,287	52,373
Depreciation and amortization	30,176	41,647	43,201
Change in value of consideration payable for acquisition of business	2,694	23,236	(40,600)
Acquisition-related costs	11,285	217	534
Restructuring and integration costs	1,411	595	881
Total operating expenses	465,963	492,570	455,692
Income from operations	427,514	328,458	399,108

Other income (expense)
Interest income and other income (expense)	10,441	8,732	(2,463)
Interest expense and other financing costs	(63,836)	(61,282)	(43,964)
Loss on debt extinguishment	(363)	—	(2,648)
Total other income (expense), net	(53,758)	(52,550)	(49,075)

Income before income taxes	373,756	275,908	350,033

Income tax expense	(84,892)	(62,751)	(74,522)

Net income	$288,864	$213,157	$275,511

Earnings per share of common stock
Basic	$4.47	$3.22	$4.02
Diluted	$4.38	$3.12	$3.81

Weighted average number of shares outstanding
Basic	64,607	66,202	68,481
Diluted	65,928	68,214	72,266

Dividends declared per share of common stock	$1.555	$1.28	$1.00

The accompanying notes are an integral part of the consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net income	$288,864	$213,157	$275,511

Other comprehensive income (loss), net of tax
Net unrealized income (loss) on cash flow hedges	—	(1,970)	29,719
Net amortization of deferred gain on terminated cash flow hedges	(12,607)	(2,184)	—
Net unrealized income (loss) on foreign currency translation	(38)	40	(249)
Total other comprehensive income (loss), net of tax	(12,645)	(4,114)	29,470

Comprehensive income	$276,219	$209,043	$304,981

The accompanying notes are an integral part of the consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

(in thousands)

				Accumulated
			Additional	Other
	Common Stock	Treasury Stock	Paid-In Capital	Comprehensive Income (Loss)	Retained Earnings	Total
Balance, December 31, 2021	$772	$(153,200)	$673,572	$5,972	$402,811	$929,927
Issuance of common stock	—	—	266	—	—	266
Repurchase of shares	—	(87,256)	—	—	—	(87,256)
Shares withheld related to net settlement of equity awards	—	(44,969)	—	—	—	(44,969)
Vesting of restricted share grants	8	—	(8)	—	—	—
Exercise of options	25	—	13,820	—	—	13,845
Other comprehensive income	—	—	—	29,470	—	29,470
Share-based compensation	—	—	17,816	—	—	17,816
Dividends paid	—	—	—	—	(69,200)	(69,200)
Net income	—	—	—	—	275,511	275,511
Balance, December 31, 2022	805	(285,425)	705,466	35,442	609,122	1,065,410
Issuance of common stock	—	—	253	—	—	253
Repurchase of shares	—	(134,506)	—	—	—	(134,506)
Shares withheld related to net settlement of equity awards	—	(24,355)	—	—	—	(24,355)
Vesting of restricted share grants	8	—	(8)	—	—	—
Exercise of options	11	—	6,024	—	—	6,035
Other comprehensive loss	—	—	—	(4,114)	—	(4,114)
Share-based compensation	—	—	16,548	—	—	16,548
Dividends paid	—	—	—	—	(85,427)	(85,427)
Net income	—	—	—	—	213,157	213,157
Balance, December 31, 2023	824	(444,286)	728,283	31,328	736,852	1,053,001
Issuance of common stock	—	—	291	—	—	291
Repurchase of shares	—	(95,826)	—	—	—	(95,826)
Shares withheld related to net settlement of equity awards	—	(34,744)	—	—	—	(34,744)
Vesting of restricted share grants	4	—	(4)	—	—	—
Exercise of options	11	—	8,581	—	—	8,592
Other comprehensive loss	—	—	—	(12,645)	—	(12,645)
Share-based compensation	—	—	15,220	—	—	15,220
Dividends paid	—	—	—	—	(101,116)	(101,116)
Net income	—	—	—	—	288,864	288,864
Balance, December 31, 2024	$839	$(574,856)	$752,371	$18,683	$924,600	$1,121,637

The accompanying notes are an integral part of the consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net income	$288,864	$213,157	$275,511
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	32,516	21,539	35,654
Depreciation and amortization	30,176	41,647	43,201
Deferred financing costs, accretion expense and derivative gains/losses	(12,393)	1,454	4,477
Share-based and deferred compensation	20,089	21,543	17,718
Change in fair value of contingent consideration obligations	2,694	23,236	(40,600)
Unrealized (appreciation) depreciation on investments	(706)	(1,868)	4,650
Noncash lease expense	—	—	212
Loss on equity method investment	—	—	825
Loss on debt extinguishment	363	—	2,648
Loss on disposal of property and equipment due to restructuring	—	—	485
Changes in operating assets and liabilities:
Investment management fees receivable	(11,419)	(3,541)	12,287
Fund administration and distribution fees receivable	(1,776)	141	2,744
Other receivables	76	(266)	4,815
Prepaid expenses	(2,849)	316	(1,789)
Other assets	(733)	47,540	(3,342)
Accounts payable and accrued expenses	1,530	5,666	(10,229)
Accrued compensation and benefits	(4,390)	(2,880)	4,428
Deferred compensation plan liability	(1,534)	(523)	(3,913)
Other liabilities	(529)	(434)	(871)
Payment of consideration for acquisition	—	(36,436)	(13,700)
Net cash provided by operating activities	339,979	330,291	335,211

Cash flows from investing activities
Purchases of property and equipment	(1,278)	(5,169)	(5,245)
Purchases of deferred compensation plan investments	(13,307)	(13,805)	(24,082)
Sales of deferred compensation plan investments	10,643	11,147	23,714
Purchases of proprietary funds	(74)	(46)	(119)
Sales of proprietary funds	37	32	295
Acquisition of business, net of cash acquired	—	—	(880)
Net cash used in investing activities	(3,979)	(7,841)	(6,317)

Cash flows from financing activities
Issuance of common stock	8,883	6,288	14,111
Repurchase of common stock	(103,578)	(139,299)	(101,178)
Payments of taxes related to net share settlement of equity awards	(26,409)	(18,694)	(31,067)
Payment of debt financing fees	(1,024)	—	—
Repayment and repurchases of long-term senior debt	(29,519)	—	(149,052)
Payment of dividends	(101,116)	(85,427)	(69,200)
Payment of consideration for acquisition	(80,000)	—	(23,800)
Net cash (used in) provided by financing activities	(332,763)	(237,132)	(360,186)

Effect of changes of foreign exchange rate on cash and cash equivalents	(53)	58	(70)

Net increase (decrease) in cash and cash equivalents	3,184	85,376	(31,362)
Cash and cash equivalents, beginning of period	123,547	38,171	69,533
Cash and cash equivalents, end of period	$126,731	$123,547	$38,171

Supplemental cash flow information
Cash paid for interest	$78,683	$70,685	$31,981
Cash paid for income taxes	52,253	38,690	35,725
Noncash items
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$14,519	$—	$—

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

Victory provides specialized investment strategies to institutions, intermediaries, retirement platforms and individual investors. With 11 autonomous Investment Franchises and a Solutions Platform, the Company offers a wide array of investment products, including actively and passively managed mutual funds, rules-based and active exchange traded funds (“ETFs”), institutional separate accounts, variable insurance products (“VIPs”), alternative investments, private closed end funds, and a 529 Education Savings Plan. The Company’s strategies are also offered through third-party investment products, including mutual funds, third-party ETF model strategies, retail separately managed accounts (“SMAs”) and unified managed accounts (“UMAs”) through wrap account programs, Collective Investment Trusts (“CITs”), and undertakings for the collective investment in transferable securities (“UCITS").

VCM is a registered investment adviser and provides mutual fund administrative services for the Victory Portfolios, the Victory Portfolios II and Victory Portfolios III, and Victory Variable Insurance Funds (collectively, the “Victory Funds”), that are families of open-end mutual funds, VictoryShares (the Company’s ETF brand) and the USAA 529 Education Savings Plan. Additionally, VCM employs all of the Company’s United States (U.S.) investment professionals across its Franchises and Solutions, which are not separate legal entities. VCM’s wholly-owned subsidiaries include RS Investment Management (Singapore) Pte. Ltd., RS Investments (UK) Limited, and NEC Pipeline LLC. VCM’s other wholly-owned subsidiary, RS Investments (HK) Limited, ceased operations in May 2023, and was deregistered and dissolved in May 2024.

VCS is registered with the SEC as an introducing broker-dealer and serves as distributor and underwriter for the Victory Funds, and for municipal fund securities issued by the Nevada College Savings Trust Fund under the USAA 529 Education Savings Plan. VCS offers brokerage services to individual investors through an open architecture brokerage platform launched in April 2023. VCS also serves as the placement agent for certain private funds managed by VCM.

On July 1, 2019, the Company completed the acquisition (the “USAA AMCO Acquisition” or “USAA AMCO”) of USAA Asset Management Company and Victory Capital Transfer Agency, Inc. (“VCTA”), formerly known as the USAA Transfer Agency Company d/b/a USAA Shareholder Account Services. The USAA AMCO Acquisition included USAA’s mutual fund and ETF businesses and its 529 Education Savings Plan. VCTA is registered with the SEC as a transfer agent for the Victory Portfolios III.

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

On July 8, 2024, the Company entered into definitive agreements with Amundi Asset Management S.A.S ("Amundi') and certain other parties therein whereby Amundi’s U.S. business (“Amundi US” formerly Pioneer Investments) will be combined into the Company. Under the terms of the Contribution Agreement, Amundi US becomes a wholly owned subsidiary of Victory in exchange for a 26.1% economic stake in the Company composed of newly issued shares of Victory's common stock (the "Common Stock") representing 4.9% of the number of issued and outstanding shares of Common Stock, after giving effect to that issuance, and the balance in newly issued shares of the Preferred Stock (the "Preferred Stock"). The parties have also entered into reciprocal 15-year distribution agreements, which will be effective upon closing of the transaction. The closing of the contemplated transaction, expected by the end of the first quarter of 2025, is subject to customary closing conditions and regulatory approvals. On October 11, 2024, the Company held a special meeting of its shareholders and the Company’s shareholders voted to approve the issuance of the Common Stock, the Preferred Stock and the other proposals set forth in the definitive proxy statement (the “Proxy Statement”), filed on September 6, 2024, with the Securities and Exchange Commission (the “SEC”) in each case in connection with the Contribution.

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

The Company’s involvement with non‑consolidated sponsored investment funds that are considered VIEs include providing investment advisory, fund administration, fund compliance, fund transfer agent, fund distribution services and other management services and/or holding a minority interest. As of December 31, 2024 and 2023, the Company's investments in and maximum risk of loss related to unconsolidated sponsored VIE investment funds totaled $35.1 million and $31.7 million, respectively which are included in investments in proprietary funds and deferred compensation plan investments in the Consolidated Balance Sheets. The Company has not provided financial support to these entities outside the ordinary course of business, which includes assuming operating expenses of funds for competitive or contractual reasons through fee waivers and fund expense reimbursements. The Company does not consolidate the sponsored investment funds in which it has an equity investment as it holds a minority interest, does not direct significant activities of these funds and does not have the right to receive benefits nor the obligation to absorb losses that could potentially be significant to these funds.

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

Revenue Recognition

The Company accounts for revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. The Company’s revenue includes fees earned from providing investment management services, fund administration services, fund compliance, fund transfer agent services and fund distribution services.

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

The Company periodically reviews each individual security that is in an unrealized loss position to determine if the impairment is other‑than‑temporary. Factors that are considered in determining whether other‑than‑temporary declines in value have occurred include the severity and duration of the unrealized loss and the Company’s ability and intent to hold the security for a length of time sufficient to allow for recovery of such unrealized losses. Impairment charges are recorded in other income (expense) in the Consolidated Statements of Operations. No impairments were recognized as a result of such review in the years ended December 31, 2024, 2023 and 2022.

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

The Swap was designated as a cash flow hedge. Accordingly, through the termination date, the Swap was measured at fair value with mark-to-market gains or losses deferred and included in accumulated other comprehensive income (loss) (“AOCI”), net of tax, to the extent the hedge was determined to be effective. Upon termination of the Swap, the mark-to-market gain of $44.4 million, before tax, was replaced in AOCI by a realized gain of an equal amount. Gains and losses from the Swap are reclassified from AOCI in the same period during the which the hedged transaction affects earnings. Refer to Note 12, Derivatives, for further information.

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

Segment Reporting

The Company operates in one business segment that provides investment management services and products to institutional, intermediary, retirement platforms and individual investors. Our determination that we had one operating segment is based on the fact that the Chief Operating Decision Maker ("CODM") reviews the Company's financial performance on an aggregate level. Refer to Note 21, Segment Reporting, for further information.

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

Provision for credit losses on these receivables is made in amounts required to maintain an adequate allowance to cover anticipated losses. All investment management fees receivable and fund administration and distribution fees receivable were determined to be collectible as of December 31, 2024, 2023 and 2022, and accordingly, no reserve for credit losses and no provision for credit losses were recognized as of and for the years ended December 31, 2024, 2023 and 2022.

Other Receivables

Other receivables primarily include income and other taxes receivable and were determined to be collectible as of December 31, 2024 and 2023.

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

Foreign Currency Transactions

The financial statements of the Company’s subsidiaries which operate outside of the U.S. are measured using the local currency as the functional currency. Adjustments to translate those statements into U.S. dollars are recorded in other comprehensive income (loss), which were immaterial in amount as of December 31, 2024, 2023 and 2022.

Transactions denominated in currencies other than the functional currency are recorded using the exchange rate on the date of the transaction. Exchange differences arising on the settlement of financial assets and liabilities are recorded in other income (expense) in the Consolidated Statements of Operations. Foreign exchange gains and losses for the years ended December 31, 2024, 2023 and 2022 were immaterial.

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

Compensatory Payment Arrangements

In connection with business combinations, the Company evaluates whether any portion of the transaction consideration is in exchange for elements other than the acquired business and should be accounted for as a separate transaction apart from the business combination. If based on the substance of the contingent payment arrangement, the Company determines that the payments are compensation for post-acquisition employee services, the Company considers this a compensatory payment arrangement and no liability is recorded for the payments on the acquisition date. The related expense, which is the total amount of compensation management estimates will be paid, is accrued on a straight-line basis over the estimated service period, which is the time period when management determines that it is probable that the performance conditions will be achieved. At each reporting date, cumulative expense recognized under the compensatory payment arrangement will be at least equal to the cumulative dollar amount actually paid out and currently payable under the terms of the related purchase agreement. If there is a significant change in the estimated service period and/or estimated total compensation amount, management generally adjusts the amount of expense recorded on a prospective basis. Amounts recognized under compensatory payment arrangements is recorded in personnel compensation and benefits in the Consolidated Statements of Operations and the related liability is included in accrued compensation and benefits in the Consolidated Balance Sheets.

New Accounting Pronouncements

Accounting Standards Adopted in 2024

•
Segment Reporting: In November 2023, the FASB issued Accounting Standards Update ("ASU") 2023-07, "Segment Reporting: Improvements to Reportable Segment Disclosures" ("ASU 2023-07"). ASU 2023-07 expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. The Company adopted ASU 2023-07, and the adoption did not have a significant impact on the Company's consolidated financial statement disclosures. Refer to Note 21, Segment Reporting, for additional disclosures on the Company's segment reporting.

Recently Issued Accounting Standards

•
Reporting Comprehensive Income: In November 2024, the FASB issued ASU 2024-03, “Reporting Comprehensive Income” (“ASU 2024-03”). This ASU does not change or remove current expense presentation requirements within the Consolidated Statements of Operations. However, the amendments require disclosure, on an annual and interim basis, of disaggregated information about certain income statement expense line items within the notes to the consolidated financial statements. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact that ASU 2024-03 will have on the Company's consolidated financial statement disclosures.

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

NOTE 3. Revenue

In accordance with revenue recognition standard requirements, the following table disaggregates our revenue by type and product:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Investment management fees
Mutual funds (Victory Funds)	$472,979	$440,021	$465,031
ETFs (VictoryShares)	24,405	20,800	20,603
Separate accounts and other vehicles	195,975	173,433	180,476
Performance-based fees
Mutual funds (Victory Funds III)	7,848	5,460	(812)
Separate accounts and other vehicles	3,376	1,162	(588)
Total investment management fees	704,583	640,876	664,710

Fund administration and distribution fees
Administration fees
Mutual funds (Victory Funds)	108,904	100,174	104,764
ETFs (VictoryShares)	3,368	2,881	2,800
Distribution fees
Mutual funds (Victory Funds)	22,522	22,350	24,971
Transfer agent fees
Mutual funds (Victory Funds III)	54,100	54,747	57,555
Total fund administration and distribution fees	188,894	180,152	190,090

Total revenue	$893,477	$821,028	$854,800

The following table presents balances of receivables:

(in thousands)	December 31, 2024	December 31, 2023
Customer receivables
Mutual funds (Victory Funds)	$59,247	$55,858
ETFs (VictoryShares)	3,029	2,079
Separate accounts and other vehicles	37,045	28,189
Receivables from contracts with customers	99,321	86,126
Non-customer receivables	1,346	1,444
Total receivables	$100,667	$87,570

Investment management fees receivable	$83,307	$71,888
Fund administration and distribution fees receivable	16,014	14,238
Other receivables	1,346	1,444
Total receivables	$100,667	$87,570

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

NOTE 4. ACQUISITIONS

USAA AMCO Acquisition

Under the terms of the USAA AMCO Acquisition purchase agreement, a maximum of $150.0 million ($37.5 million per year) in contingent payments was payable to sellers based on the annual revenue of USAA Asset Management Company attributable to all “non-managed money”-related AUM in each of the first four years following the closing. To receive any contingent payment in respect of “non-managed money”-related assets for a given year, annual revenue from “non-managed money”-related assets was required to be at least 80% of the revenue run-rate (as calculated under the Stock Purchase Agreement) of the USAA Asset Management Company's “non-managed money”-related assets under management as of the closing date, and to achieve the maximum contingent payment for a given year, such annual revenue was required to be at least 100% of that closing date revenue run-rate. In 2023, the Company paid $36.4 million in cash to sellers for the fourth and final earn out period payment, bringing total cumulative contingent payments to $148.9 million.

The Company recorded an increase in the liability of $8.7 million in 2023 and a decrease in the liability of $3.6 million in 2022 in change in value of consideration payable for acquisition of business in the Consolidated Statements of Operations.

NEC Acquisition

On November 1, 2021, VCM completed the acquisition of 100% of the equity interests in NEC. Founded in 2004 and based in Hanover, New Hampshire, NEC is an alternative asset management firm focused on debt and equity investments in clean energy infrastructure projects and companies through private closed-end funds (the “NEC Funds”).

The NEC Acquisition purchase price was $63.1 million, which included $62.8 million in cash paid at closing, net of cash acquired, and $0.3 million of net working capital adjustments paid to sellers in 2022. Under the terms of the NEC purchase agreement, the Company will pay up to an additional $35.0 million in cash based on NEC’s net revenue growth over a six-year period following the closing date. The purchase agreement specifies net revenue and payment targets for the 36-month, 48-month and 60-month periods beginning on November 30, 2021 (the “Start Date”) for the contingent payments. It also provides for advance payments and catch-up payments to be made based on actual NEC net management fee revenue, as defined in the purchase agreement, as measured at the end of each 12-month anniversary of the Start Date over a six year period. The maximum amount of contingent payments, less any contingent payments previously paid, is due upon the occurrence of certain specified events within a five year period following the Start Date.

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

As of December 31, 2024, the Company determined that the contingent payments are no longer probable of occurring and the liability for NEC contingent payments is zero. The liability for NEC contingent payments totaled $13.7 million as of December 31, 2023 which is included in accrued compensation and benefits in the Consolidated Balance Sheets

For the year ended December 31, 2024, the net impact to the Consolidated Statement of Operations relating to the NEC contingent payment compensation expense was a decrease of $13.7 million in personnel compensation and benefits. The Company recorded $5.6 million and $5.5 million in NEC contingent payment compensation expense for the years ended December 31, 2023 and 2022, respectively, which is included in personnel compensation and benefits in the Consolidated Statements of Operations.

WestEnd Acquisition

On and effective December 31, 2021, the Company completed the WestEnd Acquisition. Founded in 2004, and headquartered in Charlotte, North Carolina, WestEnd is an ETF strategist advisor that provides financial advisors with a turnkey, core model allocation strategy for either a holistic solution or complementary source of alpha.

The aggregate purchase price for the WestEnd Acquisition was $716.1 million, net of cash acquired, which includes (i) $475.8 million in cash paid at closing (the “WestEnd Closing”) net of cash acquired, (ii) the acquisition date value of contingent payments due to sellers of $239.7 million and iii) $0.6 million paid in cash to sellers in 2022 for net working capital adjustments. The contingent earn-out payments are based on net revenue of the WestEnd business during each of the first four years following the WestEnd Closing, subject to certain “catch-up” provisions over a five and one half year period following the WestEnd Closing. A maximum of $320.0 million ($80.0 million per year) in earn-out payments may be paid.

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

The estimated fair value of contingent consideration payable to sellers was $139.9 million and $217.2 million at December 31, 2024 and 2023, respectively. During 2024, the Company paid $80.0 million in cash to sellers as a catch-up payment for the first earn-out period.

Significant inputs to the valuation of contingent consideration payable to sellers as of December 31, 2024 and 2023 and the acquisition date are as follows and are approximate values:

	December 31, 2024	December 31, 2023	December 31, 2022
Net revenue 5 year average annual growth rate	12%	22%	28%
Market price of risk adjustment for revenue (continuous)	5%	7%	11%
Revenue volatility	21%	21%	20%
Discount rate	7%	7%	8%
Years remaining in earn out period	2.8	3.8	4.8
Undiscounted estimated remaining earn out payments ($ in millions)	$152 - $240	$243 - $320	$247 - $320

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

Amundi US, based in Boston, Massachusetts, is a wholly owned subsidiary of Amundi, which is headquartered in Paris, France. Amundi US’s activities are principally conducted by its wholly owned subsidiary Amundi US, Inc. Amundi US, Inc. specializes in providing and distributing investment solutions to a wide range of clients and investors, including institutional investors, corporations, central banks, sovereign wealth funds, and individual investors through its wholly owned subsidiaries Amundi Asset Management US, Inc. and Amundi Distributor US, Inc.

At the closing of the transactions contemplated by the Contribution Agreement (the “Closing”), in exchange for the shares of Amundi US, Amundi will receive 26.1% of the Company’s fully diluted shares after giving effect to that issuance (the “Base Share Consideration”). This will be composed of newly issued shares of Victory Common Stock, par value $0.01, representing 4.9% of the number of issued and outstanding shares of Common Stock, after giving effect to that issuance, and the balance in newly issued shares of a new class of Preferred Stock.

The Base Share Consideration is subject to customary adjustments for Amundi US’s indebtedness, cash, working capital and unpaid transaction expenses. The Base Share Consideration is also subject to adjustment if Amundi does not obtain client consents relating to the assignment of investment advisory contracts or the approval of new investment advisory contracts (as applicable) (“Client Consents”) representing revenues equal to at least 93.5% of the Aggregate Base Date Revenue Run-Rate (as defined in the Contribution Agreement). The Base Share Consideration is also subject to a customary post-Closing adjustment as well as a true-up payment in respect of Client Consents obtained in the 180 days following the Closing.

At the Closing, the Company and Amundi will enter into a shareholder agreement (the “Shareholder Agreement”), pursuant to which, among other things, Amundi will be (i) granted certain resale shelf and piggyback registration rights in respect of the Common Stock and any shares of the Common Stock issuable by the Company upon the conversion of Preferred Stock, in each case, to the extent the Company Preferred Stock and the Common Stock was issued to Amundi under the Contribution Agreement (such shares of the Common Stock and Preferred Stock, the “Acquired Shares”) or acquired pursuant to Amundi’s participation rights under the Shareholder Agreement and (ii) entitled to nominate two members of the Board for so long as it holds at least 50% of the Acquired Shares (without giving effect to certain sales by Amundi) and one member of the Board for so long as it holds at least 33% of the Acquired Shares (without giving effect to certain sales by Amundi). In addition, for a period of three years following the Closing, Amundi will be subject to a customary “lock-up” of the Acquired Shares (subject to certain exceptions) and a standstill, which among other things, prohibits Amundi from acquiring additional equity securities of the Company (subject to certain exceptions).

The Amundi Parties, the Company, and VCM have also entered into an Off-Shore Master Distribution and Services Agreement and an On-Shore Master Distribution and Services Agreement which will become effective on the date of the Closing (except with respect to certain specified provisions set forth therein, which became effective as of the entry into such agreements).

The Closing of the transaction is expected to occur by the end of first quarter of 2025 and is subject to customary closing conditions, regulatory approvals and regulatory authorizations.

Acquisition-related costs

Costs related to acquisitions of businesses and assets are summarized below and include legal and filing fees, advisory services, mutual fund proxy voting costs and other one‑time expenses related to the transactions.

Costs related to acquisitions were expensed in 2024, 2023 and 2022 and are included in acquisition‑related costs in the Consolidated Statements of Operations.

	Year Ended December 31,
(in thousands)	2024	2023	2022
Amundi US	$11,240	$-	$-
NEC	-	-	112
WestEnd	-	47	139
Other	45	170	283
Total acquisition-related costs	$11,285	$217	$534

Restructuring and Integration Costs

In connection with business combinations, asset purchases and changes in business strategy, the Company incurs costs integrating investment platforms, products and personnel into existing systems, processes and service provider arrangements and restructuring the business to capture operating expense synergies.

The following table presents a rollforward of restructuring and integration liabilities, which as of December 31, 2024, 2023 and 2022 were included in accounts payable and accrued expenses on the Consolidated Balance Sheets.

	Year Ended December 31,
(in millions)	2024	2023	2022
Liability balance, beginning of period	$0.4	$0.3	$0.3
Severance expense	0.4	0.6	0.3
Contract termination expense	—	—	0.5
Integration costs	1.0	—	0.1
Restructuring and integration costs	1.4	0.6	0.9
Settlement of liabilities	(1.6)	(0.5)	(0.9)
Liability balance, end of period	$0.2	$0.4	$0.3

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

The following table presents assets and liabilities measured at fair value on a recurring basis:

	As of December 31, 2024
(in thousands)	Total	Level 1	Level 2	Level 3
Financial assets
Money market fund	$110,475	$110,475	$—	$—
Investments in proprietary funds	605	605	—	—
Deferred compensation plan investments	34,608	34,608	—	—
Total financial assets	$145,688	$145,688	$—	$—
Financial liabilities
Contingent consideration arrangements	$(139,894)	$—	$—	$(139,894)
Total financial liabilities	$(139,894)	$—	$—	$(139,894)

	As of December 31, 2023
(in thousands)	Total	Level 1	Level 2	Level 3
Financial assets
Money market fund	$109,183	$109,183	$—	$—
Investments in proprietary funds	534	534	—	—
Deferred compensation plan investments	31,274	31,274	—	—
Total financial assets	$140,991	$140,991	$—	$—
Financial liabilities
Contingent consideration arrangements	$(217,200)	$—	$—	$(217,200)
Total financial liabilities	$(217,200)	$—	$—	$(217,200)

Level 1 assets consist of money market funds and open-end mutual funds. The fair values for these assets are determined utilizing quoted market prices for identical assets.

Contingent consideration arrangements represent the WestEnd earn-out payment liability which is included in consideration payable for acquisition of business in the Consolidated Balance Sheets.

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

The following table presents the balance of the contingent consideration arrangement liabilities at December 31, 2024, 2023 and 2022, respectively:

(in thousands)	Contingent Consideration Liabilities
Balance, December 31, 2022	$230,400
USAA AMCO fourth and final annual earn-out payment	(36,436)
USAA AMCO change in fair value measurement	8,736
WestEnd change in fair value measurement	14,500
Balance, December 31, 2023	217,200
WestEnd earn-out payment	(80,000)
WestEnd change in fair value measurement	2,694
Balance, December 31, 2024	$139,894

There were no transfers between any of the Level 1, 2 and 3 categories in the fair value measurement hierarchy for the years ended December 31, 2024 and 2023. The Company recognizes transfers at the end of the reporting period.

The net carrying value of accounts receivable and accounts payable approximates fair value due to the short‑term nature of these assets and liabilities. The fair value of our long-term debt as of December 31, 2024 is considered to be its carrying value as the interest rate on the bank debt is variable and approximates current market rates. As a result, Level 2 inputs are utilized to determine the fair value of our long‑term debt.

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

On July 8, 2024, the Company, Amundi and, solely for certain provisions thereof, Amundi Parent, entered into the Contribution Agreement, pursuant to which, upon the terms and subject to the conditions set forth therein, Amundi will contribute to the Company, all of the shares of Amundi US. The contribution will result in Amundi US becoming a wholly owned subsidiary of Victory. The transaction is expected to close by the end of the first quarter of 2025. In the fourth quarter of 2024, Amundi US began providing subadvisory services to certain Victory Funds. Subadvisory fees payable to Amundi US are included in distribution and other asset-based expenses in the Consolidated Statements of Operations.

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

	As of December 31,
(in thousands)	2024	2023
Related party assets
Cash and cash equivalents	$110,475	$109,183
Receivables (investment management fees)	50,520	46,217
Receivables (fund administration and distribution fees)	16,014	14,238
Prepaid expenses	1,702	730
Investments (investments in proprietary funds, fair value)	605	534
Investments (deferred compensation plan investments, fair value)	34,473	31,143
Total	$213,789	$202,045

Related party liabilities
Accounts payable and accrued expenses (fund reimbursements)	$5,889	$5,641

	Year ended December 31,
(in thousands)	2024	2023	2022
Related party revenue
Investment management fees	$533,178	$488,132	$510,900
Fund administration and distribution fees	188,894	180,152	190,090
Total	$722,072	$668,284	$700,990

Related party expense
General and administrative	$435	$506	$415
Distribution and other asset-based expenses	308	—	—
Total	$743	$506	$415

Related party other income (expense)
Interest income and other income (expense)	$9,728	$6,531	$(2,199)

NOTE 7. Investments

As of December 31, 2024 and 2023, the Company had investments in proprietary funds and deferred compensation plan investments. Investments in proprietary funds consist entirely of seed capital investments in certain Victory Funds. Deferred compensation plan investments are held under deferred compensation plans and consist of investments in Victory Funds.

Unrealized and realized gains and losses on investments in proprietary funds and deferred compensation plan investments are recorded in earnings as interest income and other income (expense).

Investments in Proprietary Funds

The following table presents a summary of the cost and fair value of investments in proprietary funds:

		Gross Unrealized		Fair
(in thousands)	Cost	Gains	(Losses)	Value
As of December 31, 2024	$621	$46	$(62)	$605
As of December 31, 2023	569	55	(90)	534

The following table presents proceeds from sales of investments in proprietary funds and realized gains and losses recognized during the years ended December 31, 2024, 2023 and 2022:

	Sale	Realized
(in thousands)	Proceeds	Gains	(Losses)
For the Year Ended December 31, 2024	$37	$16	$—
For the Year Ended December 31, 2023	32	4	—
For the Year Ended December 31, 2022	295	—	(42)

Deferred Compensation Plan Investments

The following table presents a summary of the cost and fair value of deferred compensation plan investments:

		Gross Unrealized		Fair
(in thousands)	Cost	Gains	(Losses)	Value
As of December 31, 2024	$33,224	$1,802	$(418)	$34,608
As of December 31, 2023	30,109	1,610	(445)	31,274

The following table presents proceeds from sales of deferred compensation plan investments and realized gains and losses recognized during the years ended December 31, 2024, 2023 and 2022:

	Sale	Realized
	Proceeds	Gains	(Losses)
For the year ending December 31, 2024	$10,643	$483	$(32)
For the year ending December 31, 2023	11,147	89	(440)
For the year ending December 31, 2022	23,714	2,225	(1,966)

NOTE 8. Property and Equipment

The following table presents property and equipment as of December 31, 2024 and 2023:

	As of December 31,
(in thousands)	2024	2023
Equipment and implementation costs	$41,713	$40,713
Leasehold improvements	4,278	4,381
Furniture and fixtures	2,782	3,055
Total	48,773	48,149
Accumulated depreciation and amortization	(36,899)	(28,571)
Total property and equipment, net	$11,874	$19,578

Depreciation and amortization expense for property and equipment was $9.0 million, $8.8 million and $8.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.

NOTE 9. Goodwill and Other Intangible Assets

The following table presents changes in the goodwill balance for the periods ended December 31, 2024 and 2023:

	As of December 31,
(in thousands)	2024	2023
Balance, beginning of period	$981,805	$981,805
Balance, end of period	$981,805	$981,805

There were no impairments to goodwill recognized during the years ended December 31, 2024, 2023 or 2022.

Identifiable Intangible Assets

The following table presents a summary of indefinite‑lived intangible assets by type:

	Fund Advisory, Transfer
	Agent and Distribution	Trade
(in thousands)	Contracts	Names	Totals
December 31, 2022 balance	$1,113,000	$23,700	$1,136,700
Impairment	—	(3,770)	(3,770)
Transfers to definite-lived intangible assets	—	(3,130)	(3,130)
December 31, 2023 balance	$1,113,000	$16,800	$1,129,800
Additions or transfers	—	—	—
December 31, 2024 balance	$1,113,000	$16,800	$1,129,800

In the third quarter of 2023, the Company recognized a $3.8 million impairment loss on an indefinite-lived trade name asset primarily due to changing the asset’s estimated remaining useful life. The asset was transferred to definite lived intangible assets and the remaining book value of the asset is being amortized on a straight-line basis over a period that is shorter than the asset’s economic life. The impairment loss is recorded in depreciation and amortization in the Consolidated Statements of Operations. There were no impairments to indefinite-lived intangible assets recognized in 2024 and 2022.

The following table presents a summary of definite‑lived intangible assets by type:

			Intellectual
	Customer	Trade	Property/
(in thousands)	Relationships	Names	Other	Totals
Gross book value - December 31, 2023	$310,286	$45,462	$7,547	$363,295
Accumulated amortization	(163,309)	(40,446)	(7,508)	(211,263)
Net book value - December 31, 2023	$146,977	$5,016	$39	$152,032
Weighted average useful life (yrs)	7.4	3.2	0.5	7.1
Gross book value - December 31, 2024	$310,286	$45,462	$7,547	$363,295
Accumulated amortization	(182,925)	(42,009)	(7,547)	(232,481)
Net book value - December 31, 2024	$127,361	$3,453	$—	$130,814
Weighted average useful life (yrs)	6.5	2.3	—	6.2

Amortization expense for definite‑lived intangible assets for the years ended December 31, 2024, 2023 and 2022 was $21.2 million, $29.0 million and $35.2 million, respectively, and is recorded in depreciation and amortization in the Consolidated Statements of Operations. There were no impairments to definite-lived intangible assets recognized in 2024, 2023 or 2022.

The following table presents estimated amortization expense for definite‑lived intangible assets for each of the five succeeding years and thereafter:

2025	$21,055
2026	20,707
2027	19,623
2028	17,679
2029	17,250
Thereafter	34,500
Total	$130,814

NOTE 10. Income Taxes

The following table presents the provision for income taxes for the years ended December 31, 2024, 2023, and 2022:

(in thousands)	2024	2023	2022
Current tax expense (benefit):
Federal	$41,502	$32,457	$30,723
State	10,840	8,554	8,055
Foreign	34	201	90
Total current tax expense	52,376	41,212	38,868
Deferred tax expense (benefit):
Federal	26,680	17,951	29,263
State	5,658	3,618	6,654
Foreign	178	(30)	(263)
Total deferred tax expense	32,516	21,539	35,654
Income tax expense	$84,892	$62,751	$74,522

As of December 31, 2024, 2023, and 2022, the Company had no material liability for unrecognized tax benefits.

The effective tax rate for the years ended December 31, 2024, 2023 and 2022 differs from the United States federal statutory rate primarily because of state and local income taxes and excess tax benefits on share-based compensation.

The following table presents the tax rates for the years ended December 31, 2024, 2023 and 2022.

	2024	2023	2022
Federal income tax at U.S. statutory rate	21.0%	21.0%	21.0%
State income tax rate, net of federal tax benefit	3.3%	3.3%	3.3%
Excess tax benefits on share-based compensation	(2.4)%	(2.3)%	(3.4)%
Foreign taxes and other	0.8%	0.7%	0.4%
Income tax expense	22.7%	22.7%	21.3%

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax reporting purposes.

In assessing the realization of deferred tax assets, management considers the reversal of deferred tax liabilities as well as projections of future taxable income during the periods in which temporary differences are expected to reverse. Based on the consideration of these facts, the Company believes it is more likely than not that all of its gross deferred tax assets will be realized in the future, and as a result, has not recorded a valuation allowance on these amounts as of December 31, 2024 and 2023.

(in thousands)	2024	2023
Deferred tax assets:
Definite-lived intangibles	$22,437	$23,516
Share-based compensation expense	2,573	4,717
Acquisition-related costs	6,142	3,979
Deferred compensation	6,330	9,108
Restructuring expenses	1,042	1,223
Contingent consideration arrangements	239	286
R&E expenditures	3,331	2,940
Other	89	300
Total deferred tax assets	42,183	46,069
Deferred tax liabilities:
Indefinite-lived intangibles	171,905	149,320
Goodwill	18,413	8,944
Debt issuance costs	1,226	2,146
Depreciation	890	3,157
OCI - Swap gain and cumulative translation adjustment	6,221	10,685
Prepaid expenses	308	241
Unrealized gain on deferred compensation investments	340	290
Total deferred tax liabilities	199,303	174,783
Deferred tax liability, net	$(157,120)	$(128,714)

As of December 31, 2024 and 2023, the Company had no material net operating loss carryforwards.

In the normal course of business, the Company is subject to examination by federal and certain state and local tax regulators. As of December 31, 2024, U.S. federal income tax returns for 2021, 2022 and 2023 are open and therefore subject to examination. State and local income tax returns filed are generally open for examination from 2020 to 2023.

We have analyzed the Company’s tax positions for all open years and have concluded that no additional provision for income tax is required in the consolidated financial statements. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

The Organization for Economic Co-operation and Development released a framework (“Pillar 2”) in 2021 to introduce a global minimum tax of 15% for companies with global revenues and profits above certain thresholds. Certain aspects of Pillar 2 were effective January 1, 2024 and other aspects are effective January 1, 2025. Each country is required to implement Pillar 2 through its own local tax legislation. Although the U.S. has not yet enacted legislation to adopt Pillar 2, many other countries have adopted, or are in the process of adopting, legislation to implement Pillar 2. Pillar 2 did not materially impact the Company’s effective tax rate or its Consolidated Balance Sheet, Consolidated Statement of Operations or Consolidated Statement of Cash Flows in 2024. The Company does not currently expect Pillar 2 to have a material impact on its future effective tax rates or consolidated financial statements and continues to monitor Pillar 2 developments.

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

As of December 31, 2024 and 2023, there were no outstanding borrowings under the revolving credit facility and the Company was in compliance with its financial performance covenant.

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

Fifth Amendment

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

The following table presents the components of long-term debt in the Consolidated Balance Sheets as of December 31, 2024 and 2023.

			Interest Rate		Effective Interest Rate
(in thousands)	2024	2023	2024	2023	2024	2023
Term Loans
Due July 2026	$624,693	$630,680	6.93%	7.77%	7.33%	8.17%
Due December 2028	347,496	371,028	6.93%	7.77%	7.26%	8.10%
Term loan principal outstanding	972,189	1,001,708
Unamortized debt issuance costs	(5,935)	(8,753)
Unamortized debt discount	(2,392)	(3,686)
Long-term debt	$963,862	$989,269

Debt issuance costs related to the 2019 Credit Agreement totaled $48.7 million at December 31, 2024 and 2023 are reflected net of accumulated amortization and loss on debt extinguishment of $42.8 million and $40.0 million, respectively. Debt issuance costs of $4.8 million and $3.7 million at December 31, 2024 and 2023, respectively, related to the revolving credit facility are included in other assets in the Consolidated Balance Sheets and are reflected net of accumulated amortization and loss on debt extinguishment of $4.0 million and $3.5 million as of December 31, 2024 and 2023, respectively. Debt discount related to the Term Loans totaled $23.3 million at December 31, 2024 and 2023 and is reflected net of accumulated amortization and loss on debt extinguishment of $20.9 million and $19.6 million, respectively.

In 2024, a total of $29.5 million of the outstanding term loans under the 2019 Credit Agreement was repaid or repurchased and retired. The Company recognized a $0.4 million loss on debt extinguishment in 2024 due to the repayments and repurchases of term loan principal, which consisted of the write-off of $0.3 million and $0.1 million of unamortized debt issuance costs and debt discount, respectively.

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

The following table presents the components of interest expense and other financing costs on the Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022.

(in thousands)	2024	2023	2022
Interest expense	$75,784	$75,016	$42,715
Amortization of debt issuance costs	3,108	3,029	3,207
Amortization of debt discount	1,207	1,210	1,270
Interest rate swap (income) expense	—	(15,726)	(3,684)
Amortization of deferred gain on terminated interest rate swap	(16,708)	(2,785)	—
Other	445	538	456
Total	$63,836	$61,282	$43,964

NOTE 12. Derivatives

Interest Rate Swap

In 2020, the Company entered into the Swap to manage interest rate risk associated with a portion of its floating-rate long-term debt. The Company does not purchase or hold any derivative instruments for trading or speculative purposes. Under the terms of the original Swap agreement, the Company paid interest at a fixed rate of interest on a quarterly basis and received interest at the three-month LIBOR rate in effect for that quarter.

In 2022, the Company and the Swap counterparty executed an amendment to the Swap to update LIBOR conventions to SOFR conventions and to modify the fixed rate for the change from three-month LIBOR to three-month Term SOFR effective on October 6, 2022. There was no change to the $450 million notional value, the July 1, 2026 expiration date, the quarterly payment frequency or the designated three-month maturity from the Swap Amendment. The interest rate effectively fixed by the Swap on $450 million of the Company’s outstanding term loan debt through July 1, 2026 changed from 3.215% to 3.149% as a result of the amendment to the Swap.

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

In 2023, the Company monetized the gain on the Swap and entered into an agreement to terminate the Swap ("Swap Termination Agreement"). The Swap Termination Agreement was effective on October 30, 2023. Under the Swap Termination Agreement, the Swap counterparty agreed to pay the Company $43.4 million in cash, which was comprised of the $45.8 million value of the Swap on the termination date inclusive of $1.4 million of interest receivable less $2.4 million in swap unwind costs.

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

Due to the termination of the Swap, there was no amount receivable from the Swap counterparty at December 31, 2024 and 2023.

The following tables summarize the classification of the Swap in our consolidated financial statements (in thousands):

		Year ended December 31,
Statements of Operations	Description	2024	2023	2022
Interest income (expense) and other financing costs	Reclassification from AOCI – Swap income/expense	$—	$15,726	$3,684
Interest income (expense) and other financing costs	Reclassification from AOCI – Amortization of Swap deferred gain	16,708	2,785	—
Total		$16,708	$18,511	$3,684

		Year ended December 31,
Statements of Comprehensive Income	Description	2024	2023	2022
Other comprehensive income (loss)	Swap income (loss), net of tax	$—	$(1,970)	$29,719
Other comprehensive income (loss)	Amortization of deferred gain on terminated Swap, net of tax	(12,607)	(2,184)	—
Total		$(12,607)	$(4,154)	$29,719

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

Losses from equity method investments are recorded in interest income and other income (expense) in the Consolidated Statements of Operations. For the year ended December 31, 2022, losses from equity method investments totaled $0.8 million ($0 in 2023 and 2024). As of December 31, 2024 and 2023, the Company had no equity method investments.

NOTE 14. Equity

Equity Structure

Under the amended and restated certificate of incorporation filed by the Company on November 23, 2021, authorized capital stock consists of 600,000,000 shares of common stock, $0.01 par value per share common stock and 10,000,000 shares of “blank check” preferred stock, $0.01 par value per share. The Company currently has one class of Common Stock entitling the holder to one vote per share.

On October 11, 2024, the Company held a special meeting of its shareholders and the Company’s shareholders voted to approve an amendment of the amended and restated certificate of incorporation to increase the number of authorized shares of preferred stock, par value $0.01 per share, from 10,000,000 to 100,000,000, of which certain of such shares will be designated as Series A Non-Voting Convertible Preferred Stock pursuant to the terms and conditions of the Contribution Agreement entered into by the Company with Amundi. No shares of Preferred Stock were issued as of December 31, 2024.

Share Rollforward

The following tables present the changes in the number of shares of common stock issued and repurchased (in thousands):

	Shares of Common Stock	Shares of Treasury Stock
Balance, December 31, 2021	77,242	(8,580)
Issuance of shares	11	—
Repurchase of shares	—	(3,034)
Vesting of restricted share grants	844	—
Exercise of options	2,431	—
Shares withheld related to net settlement of equity awards	—	(1,589)
Balance, December 31, 2022	80,528	(13,203)
Issuance of shares	9	—
Repurchase of shares	—	(4,161)
Vesting of restricted share grants	786	—
Exercise of options	1,081	—
Shares withheld related to net settlement of equity awards	—	(786)
Balance, December 31, 2023	82,404	(18,150)
Issuance of shares	7	—
Repurchase of shares	—	(1,403)
Vesting of restricted share grants	462	—
Exercise of options	1,075	—
Shares withheld related to net settlement of equity awards	—	(742)
Balance, December 31, 2024	83,948	(20,295)

Shares Repurchased and Withheld

Share Repurchase Program

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

In December 2023, the Company’s Board of Directors approved a new share repurchase program (the “2024 Share Repurchase Program”) authorizing the repurchase of up to $100.0 million of the Company’s Common Stock through December 31, 2025. The 2024 Share Repurchase Program was completed in December 2024.

In December 2024, the Company’s Board of Directors approved a new share repurchase program (the “2025 Share Repurchase Program”) authorizing the repurchase of up to $200.0 million of the Company’s Common Stock through December 31, 2026. Under the 2025 Share Repurchase Program, which took effect in December 2024, the Company may purchase its shares from time to time in privately negotiated transactions, through block trades, pursuant to open market purchases, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the SEC. The amount and timing of purchases under the 2025 Share Repurchase Program will depend on a number of factors including the price and availability of the Company’s shares, trading volume, capital availability, Company performance and general economic and market conditions. The 2025 Share Repurchase Program can be suspended or discontinued at any time.

In 2024, the Company repurchased 1.4 million shares of Common Stock at a total cost of $95.8 million, which included $0.6 million in excise taxes payable on share repurchases, for an average price of $68.29 per share. In 2023, the Company repurchased 4.2 million shares of Common Stock at a total cost of $134.5 million, which included $1.0 million in excise taxes payable on share repurchases, for an average price of $32.33 per share. In 2022, 3.0 million shares of Common Stock were repurchased under programs authorized by the Company’s Board of Directors at a total cost of $87.3 million for an average price of $28.76 per share.

As of December 31, 2024, $200.0 million was available for future repurchases under the 2025 Share Repurchase Program, and a cumulative total of 12.7 million shares of Common Stock had been repurchased under programs authorized by the Company’s Board of Directors at a total cost of $391.6 million for an average price of $30.91 per share.

Shares Withheld for net settlement of employee equity awards

In 2024, 2023 and 2022, 0.7 million, 0.8 million and 1.6 million shares were net settled for $34.7 million, $24.4 million and $45.0 million to satisfy $26.4 million, $18.6 million and $31.2 million of employee tax obligations and $8.3 million, $5.8 million and $13.8 million of employee stock option exercise prices, respectively.

Dividend Payments

Dividends paid for the year ended December 31, 2024 totaled $101.1 million and included quarterly dividends of $100.1 million and cash bonuses and distributions related to dividends previously declared upon vesting of restricted stock and stock option awards of $1.0 million.

Dividends paid or payable for the years ended December 31, 2023 and 2022 totaled $85.4 million and $69.2 million and included quarterly dividends of $84.2 million and $68.3 million and cash bonuses and distributions related to dividends previously declared upon vesting of restricted stock and stock option awards of $1.2 million and $0.9 million, respectively.

As of December 31, 2024, 2023 and 2022, the amount of cash bonuses and distributions related to dividends previously declared on unvested and outstanding restricted share awards and stock options totaled $1.6 million, $1.2 million and $1.3 million, respectively, which was not recorded as a liability as of the balance sheet date. A liability will be recorded for these cash bonuses and dividends when the restricted shares and options vest.

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

On May 8, 2024, the Company’s stockholders approved an amendment to the 2018 Plan which increased the number of shares of Common Stock, par value $0.01 per share, authorized for issuance under the 2018 Plan by 2,800,000 shares to 6,172,484 shares.

Shares of Common Stock are available for issuance under the 2018 Plan as determined by the Compensation Committee of the Company’s board of directors. Shares underlying awards that are settled in cash, expire or are canceled, forfeited or otherwise terminated without delivery to a participant will again be available for issuance under the 2018 Plan. In addition, shares withheld or surrendered in connection with the payment of an exercise price of an award or to satisfy tax withholding will again be available for issuance under the 2018 Plan. As of December 31, 2024, 3,235,372 shares of Common Stock remained available for issuance under the 2018 Plan.

The Compensation Committee of the Company’s board of directors approves the terms and conditions for offerings under the ESPP Plan. A total of 350,388 shares of Common Stock is available for issuance under the ESPP Plan. As of December 31, 2024, 302,658 shares of Common Stock remained available for issuance under the ESPP Plan.

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

Grant Activity

In 2024, the company issued grants for 535,797 restricted shares of Common Stock under the 2018 Plan. The 2024 grants included grants for 23,683 restricted shares of Common Stock that were fully vested on the grant date, grants for 291,334 restricted shares of Common Stock that vest over four years, grants for 94,748 restricted shares of Common Stock that vest over three years, 75,741 restricted shares of Common Stock that vest over two years, 3,466 that have a cliff vesting of two years, and 46,825 that have a cliff vesting of 21 months. No stock option awards were issued in 2024.

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

The following tables presents activity during the years ended December 31, 2024, 2023, and 2022 related to stock option awards and restricted stock awards.

	Shares Subject to Stock Option Awards
	Year to Date Ended December 31,
	2024			2023			2022
	Avg wtd	Avg wtd		Avg wtd	Avg wtd		Avg wtd	Avg wtd
	grant-date	exercise		grant-date	exercise		grant-date	exercise
	fair value	price	Units	fair value	price	Units	fair value	price	Units
Outstanding at beginning of period	$4.68	$8.76	1,801,853	$4.31	$7.57	2,884,180	$3.94	$6.71	5,315,210
Forfeited	3.96	5.99	(6,023)	6.32	13.84	(650)	6.46	14.15	(451)
Exercised	4.42	7.99	(1,075,415)	3.69	5.58	(1,081,677)	3.51	5.70	(2,430,579)
Outstanding at end of the period	$5.08	$9.94	720,415	$4.68	$8.76	1,801,853	$4.31	$7.57	2,884,180
Vested	$5.15	$10.17	544,217	$4.66	$8.71	1,625,655	$4.27	$7.46	2,707,632
Unvested	4.85	9.23	176,198	4.85	9.23	176,198	4.85	9.24	176,548

Total intrinsic value of stock options exercised in 2024, 2023, and 2022 was $43.4 million, $28.5 million, and $54.9 million, respectively.

	Restricted Stock Awards
	For Year Ended December 31,
	2024		2023		2022
	Avg wtd		Avg wtd		Avg wtd
	fair value	Units	fair value	Units	fair value	Units
Unvested at beginning of period	$30.39	853,748	$25.38	1,153,515	$17.75	1,352,839
Granted	41.71	535,797	30.25	539,597	31.01	655,542
Vested	31.00	(462,268)	22.96	(786,205)	17.50	(844,205)
Forfeited	34.46	(16,035)	29.55	(53,159)	28.79	(10,661)
Unvested at end of period	$36.67	911,242	$30.39	853,748	$25.38	1,153,515

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

Share-based Compensation Expense

The Company recorded $15.2 million, $16.5 million and $17.8 million of share-based compensation expense related to the 2018 Plan and 2013 Plan in 2024, 2023 and 2022, respectively. Share-based compensation expense is recorded in personnel compensation and benefits in the Consolidated Statements of Operations. The related tax benefits were $3.7 million for 2024 and $4.0 million and $4.3 million for 2023 and 2022, respectively.

As of December 31, 2024, the Company expects to recognize total share-based compensation expense of $21.2 million over a weighted average period of 2.3 years. The total fair value of restricted share awards vested during the years ended December 31, 2024, 2023, and 2022 was $19.5 million, $23.1 million, and $24.2 million respectively. The aggregate intrinsic value of stock options currently exercisable at December 31, 2024, 2023 and 2022 was $30.1 million, $41.6 million and $52.4 million, respectively.

NOTE 16. LEASES

The Company determines if a contract is a lease at inception. We have leases primarily for office facilities and information technology equipment. All of our leases are classified as operating leases.

Supplemental balance sheet information related to the Company’s operating leases as of December 31, 2024 and 2023 is as follows:

(in thousands)	December 31, 2024	December 31, 2023
Operating lease ROU assets(1)	$19,839	$9,665
Current portion of operating lease liabilities(2)	2,932	4,675
Noncurrent portion of operating lease liabilities(2)	17,939	6,487
Total operating lease liabilities(3)	$20,871	$11,162

(1)
ROU assets are recorded in other assets on the Consolidated Balance Sheets.
(2)
Current portion and noncurrent portion of operating lease liabilities are recorded in other liabilities on the Consolidated Balance Sheets.
(3)
The increase in lease liabilities during 2024 primarily relates to our San Antonio, Texas headquarters.

	December 31, 2024	December 31, 2023
Weighted-average remaining lease term	8.3 years	4.0 years
Weighted-average discount rate	6.7%	4.7%

The components of lease expense and other lease information for the years ended December 31, 2024 and 2023 are as follows:

	Year Ended	Year Ended
(in thousands)	December 31, 2024	December 31, 2023
Operating lease cost	$5,052	$5,207
Short-term lease cost	—	—
Variable lease cost	1,671	1,885
Gross lease cost	6,723	7,092
Sub-lease income	(604)	(815)
Net lease cost	$6,119	$6,277

Other lease information
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows for operating leases	$5,517	$5,660

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

Future undiscounted cash flows related to our operating leases and the reconciliation to operating lease liabilities as of December 31, 2024 are shown in the table below.

(in thousands)	As of December 31, 2024
2025	$3,988
2026	3,757
2027	3,296
2028	2,759
2029	2,783
Thereafter	11,596
Total undiscounted lease payments	28,179
Less: imputed interest	7,308
Total lease liabilities	$20,871

NOTE 17. Employee Benefit Plans

The Company maintains a defined contribution 401(k) Plan (the “401(k) Plan”), covering substantially all employees who have met the eligibility requirements. The 401(k) Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 and the Economic Growth and Tax Relief Reconciliation Act of 2001. In 2024, 2023 and 2022 the Company recognized expense of $5.4 million, $5.0 million and $4.8 million in employer matched contributions, respectively.

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

The following table presents the components of deferred compensation plan-related expense related to the Employee DC Plan.

(in thousands)	2024	2023	2022
Employee contributions	$1,463	$1,529	$1,872
Employer contributions	607	683	936
Change in value of deferred compensation plan liability	2,766	2,754	(2,907)
Total	$4,836	$4,966	$(99)

Expense related to the Director DC plan was de minimis for the years ended December 31, 2024, 2023 and 2022.

NOTE 18. Earnings Per Share

The following table sets forth the computation of basic earnings per share and diluted earnings per share for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
(in thousands, except per share amounts)	2024	2023	2022
Net income	$288,864	$213,157	$275,511
Shares:
Basic weighted average common shares outstanding	64,607	66,202	68,481
Assumed conversion of dilutive instruments	1,321	2,012	3,785
Diluted weighted average common shares outstanding	65,928	68,214	72,266
Earnings per share
Basic:	$4.47	$3.22	$4.02
Diluted:	$4.38	$3.12	$3.81

For the years ended December 31, 2024, 2023, and 2022, the number of outstanding instruments excluded from the above computations of weighted average shares for diluted earnings per share because the effects would be anti‑dilutive was de minimis. Holders of non‑vested share‑based compensation awards do not have rights to receive nonforfeitable dividends on the shares covered by the awards.
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

At December 31, 2024, VCS had net capital under the Rule 15c3‑1 of $1.2 million, which was $1.1 million in excess of its minimum required net capital of $0.1 million. At December 31, 2023, VCS had net capital under the Rule 15c3‑1 of $0.4 million, which was $0.3 million in excess of its minimum required net capital of $0.1 million. The Company's ratio of aggregate indebtedness to net capital as of December 31, 2024 and 2023 was 1.66 to 1 and 5.15 to 1, respectively.

Capital requirements may limit the amount of cash available for dividend from VCS to the parent company. VCS's cash and cash equivalents are generally not available for corporate purposes.

NOTE 20. Accumulated Other Comprehensive INCOME (Loss)

The following table presents changes in accumulated other comprehensive income (loss) by component for the years ending December 31, 2024, 2023, and 2022.

	Cash Flow	Cumulative
	Hedges	Translation
(in thousands)	(1)(2)	Adjustment	Total
Balance, December 31, 2021	5,895	77	5,972
Other comprehensive income (loss) before reclassification and tax	42,842	(331)	42,511
Tax impact	(10,327)	82	(10,245)
Reclassification adjustments, before tax	(3,684)	—	(3,684)
Tax impact	888	—	888
Net current period other comprehensive income (loss)	29,719	(249)	29,470
Balance, December 31, 2022	35,614	(172)	35,442
Other comprehensive income (loss) before reclassification and tax	13,214	54	13,268
Tax impact	(2,850)	(14)	(2,864)
Reclassification adjustments, before tax(3)	(18,511)	—	(18,511)
Tax impact	3,993	—	3,993
Net current period other comprehensive income (loss)	(4,154)	40	(4,114)
Balance, December 31, 2023	$31,460	$(132)	$31,328
Other comprehensive income (loss) before reclassification and tax	—	(50)	(50)
Tax impact	—	12	12
Reclassification adjustments, before tax	(16,708)	—	(16,708)
Tax impact	4,101	—	4,101
Net current period other comprehensive income (loss)	(12,607)	(38)	(12,645)
Balance, December 31, 2024	$18,853	$(170)	$18,683
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

NOTE 21. SEGMENT REPORTING

ASU 2023-07, which is based on a management approach to segment reporting, establishes requirements to report segment revenue and significant expenses reported in Net income, the primary measurement used in evaluating segment performance. Since the Company operates and reports in one segment, all financial segment information required by ASU 2023-07 can be found in the consolidated financial statements.

The Company provides investment management services and products to institutional, intermediary, retirement platforms and individual investors. The presentation of financial results as one reportable segment is consistent with the way discrete financial information is available that is regularly provided to our Chief Executive Officer, the CODM. When making decisions about allocating resources, assessing performance, and understanding how our long-term organic revenue growth is driven by investment decisions our CODM considers the impact on consolidated, entity-wide performance and financial results.

Supplemental information related to significant segment expenses included the Consolidated Statements of Operations is as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Salaries, payroll related taxes and employee benefits	$88,599	$90,884	$87,819
Incentive compensation	102,712	87,081	94,511
Sales-based compensation(1)	24,338	20,945	27,589
Equity awards granted to employees and directors(2)	15,220	16,548	17,816
Acquisition and transaction-related compensation	(13,655)	5,534	10,463
Total personnel compensation and benefits expense	$217,214	$220,992	$238,198

	Year Ended December 31,
(in thousands)	2024	2023	2022
Broker-dealer distribution fees	$20,222	$20,275	$22,703
Platform distribution fees	89,233	92,509	98,155
Sub-administration	17,010	15,877	16,261
Sub-advisory	9,152	10,576	13,573
Middle-office	10,872	10,359	10,413
Total distribution and other asset-based expenses	$146,489	$149,596	$161,105

(4)
Represents sales-based commissions paid to our distribution teams. Sales-based compensation varies based on gross and net client cash flows and revenue earned on sales.
(5)
Share-based compensation typically vests over several years based on service and the achievement of specific business and financial targets. The value of share-based compensation is recognized as compensation expense over the vesting period.

Substantially all of the Company’s identifiable assets are located in the United States. In addition, we have historically derived substantially all of our revenue from clients in the United States.

NOTE 22. Subsequent Events

On February 6, 2025, our Board of Directors declared a quarterly cash dividend of $0.47 per share on Victory common stock. The dividend is payable on March 10, 2025, to stockholders of record on February 18, 2025.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Victory Capital Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Victory Capital Holdings, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2025 expressed an unqualified opinion thereon.

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

At December 31, 2024, the fair value of the consideration payable for acquisition of business due to the sellers of WestEnd Advisors, LLC (“WestEnd”) was $139.9 million. Changes in the fair value of the payable result in a gain or loss during the period and the Company recorded the change in fair value of $2.7 million as change in value of consideration payable for acquisition of business on the consolidated statement of operations as a loss for the year ended December 31, 2024. This consideration payable for acquisition of business resulted from the acquisition of WestEnd on December 31, 2021, and is based on net revenue of the WestEnd business during a 4 year period subsequent to December 31, 2021 and subject to certain catch up provisions over a five and one half year period following December 31, 2021. As more fully described in Notes 4 and 5 to the consolidated financial statements, the Company estimates the fair value of the future expected contingent payments using the real options method, and the significant assumptions are the net revenue 5 year average annual growth rate, market price of risk adjustment for revenue (continuous), revenue volatility and discount rates for the WestEnd investment franchise.

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

February 28, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Victory Capital Holdings, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Victory Capital Holdings, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Victory Capital Holdings, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income(loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 28, 2025 expressed an unqualified opinion thereon.

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

February 28, 2025

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

Based on the evaluation of the effectiveness of the disclosure controls and procedures by our management as of December 31, 2024, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 using the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting is effective as of December 31, 2024 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Item 9B. Other Information.

During the quarter ended December 31, 2024, none of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as such terms are defined under Item 408(a) of Regulation S-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Insider Trading Policy. Victory has adopted an Insider Trading Policy (the “Trading Policy) that applies to all designated executive officers, directors, and employees of Victory. The Trading Policy is designed to promote compliance with insider trading laws, rules and regulations with respect to the purchase, sale and/or other dispositions of Victory’s securities, as well as the applicable rules and regulations of NASDAQ. The Trading Policy addresses the implementation of certain blackout periods in Victory’s s’ securities (including common stock, debt, options and other related derivative securities) for covered persons. A copy of the Trading Blackout Policy is filed as an exhibit to this Annual Report.

The other information required by this Item is set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2025 annual meeting of shareholders.

Item 11. Executive Compensation.

The information required by this Item is set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2025 annual meeting of shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this Item is set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2025 annual meeting of shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2025 annual meeting of shareholders.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2025 annual meeting of shareholders.

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

10.39

Fifth Amendment to the 2019 Credit Agreement dated as of June 7, 2024 (filed as Exhibit 10.1 to the Company’s Report on Form 10-K, File No. 001-38388, on June 13, 2024, and incorporated herein by reference).

10.40+	Amendment of the Victory Capital Management Inc. Deferred Compensation Plan, dated as of November 19, 2024 (filed herewith).

19.1	Victory Capital Holdings, Inc. Insider Trading Policy, Effective July 12, 2023 (filed herewith).

21.1*	List of Subsidiaries

23.1*	Consent of Ernst & Young LLP

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

97	Victory Capital Holdings, Inc. Compensation Clawback Policy, Effective October 26, 2023 (filed as Exhibit 97 to the Company's Report on Form 10-K, File No. 001-38388, on February 29, 2024).

101*

The following information formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Audited Consolidated Balance Sheets as of December 31, 2024 and 2023, (ii) Audited Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022, (iii) Audited Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022, (iv) Audited Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022, (v) Audited Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2024, 2023 and 2022 and (vi) Notes to the Audited Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

** Furnished herewith

+ This exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of February, 2025.

VICTORY CAPITAL HOLDINGS, INC.

By:	/s/ DAVID C. BROWN
Name:	David C. Brown
Title:	Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID C. BROWN David C. Brown	Chief Executive Officer and Chairman (Principal Executive Officer)	February 28, 2025

/s/ MICHAEL D. POLICARPO Michael D. Policarpo	President, Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2025

/s/ ROBERT DELANEY Robert Delaney	Director	February 28, 2025

/s/ LAWRENCE DAVANZO Lawrence Davanzo	Director	February 28, 2025

/s/ RICHARD M. DEMARTINI Richard M. DeMartini	Director	February 28, 2025

/s/ ROBERT J. HURST Robert J. Hurst	Director	February 28, 2025

/s/ KARIN HIRTLER‑GARVEY Karin Hirtler‑Garvey	Director	February 28, 2025

/s/ MARY JACKSON Mary Jackson	Director	February 28, 2025

/s/ ALAN H. RAPPAPORT Alan H. Rappaport	Director	February 28, 2025