Form 10-Q
period 2025-03-31
Victory Capital Holdings, Inc.
filed 2025-05-09
CIK 1570827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

The number of outstanding shares of the registrant’s Common Stock, par value $0.01 per share as of April 30, 2025 was 67,236,287.

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

Forward‑looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Although we believe the expectations reflected in the forward‑looking statements are reasonable, we can give no assurance that these expectations will prove to have been correct. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. Actual events, results and outcomes may differ materially from our expectations due to a variety of known and unknown risks, uncertainties and other factors. Although it is not possible to identify all of these risks and factors, they include, among others, the following; risks associated with the expected benefits or impact on our business; reductions in assets under management (“AUM”) based on investment performance, client withdrawals, difficult market conditions and other factors such as the conflicts in Ukraine and Israel or a pandemic; the nature of our contracts and investment advisory agreements; our ability to maintain historical returns and sustain our historical growth; our dependence on third parties to market our strategies and provide products or services for the operation of our business; our ability to retain key investment professionals or members of our senior management team; our reliance on the technology systems supporting our operations; our ability to successfully acquire and integrate new companies; risks associated with expected benefits of the Amundi transaction; the concentration of our investments in long only small‑ and mid‑cap equity and U.S. clients; risks and uncertainties associated with non‑U.S. investments; our efforts to establish and develop new teams and strategies; the ability of our investment teams to identify appropriate investment opportunities; our ability to limit employee misconduct; our ability to meet the guidelines set by our clients; our exposure to potential litigation (including administrative or tax proceedings) or regulatory actions; our ability to implement effective information and cyber security policies, procedures and capabilities; our substantial indebtedness; the potential impairment of our goodwill and intangible assets; disruption to the operations of third parties whose functions are integral to our exchange traded fund (“ETF”) platform; our determination that we are not required to register as an “investment company” under the 1940 Act; the fluctuation of our expenses; our ability to respond to recent trends in the investment management industry; the level of regulation on investment management firms and our ability to respond to regulatory developments; the competitiveness of the investment management industry; the level of control over us retained by Crestview Partners II GP, L.P.; and other risks and factors included, but not limited to, those listed under the caption “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2025, which is accessible on the SEC’s website at www.sec.gov.

In light of these risks, uncertainties and other factors, the forward‑looking statements contained in this report might not prove to be accurate. All forward‑looking statements speak only as of the date made and we undertake no obligation to update or revise publicly any forward‑looking statements, whether as a result of new information, future events or otherwise.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except shares data)

	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$175,607	$126,731
Receivables	95,823	100,667
Prepaid expenses	8,868	8,634
Investments, at fair value	34,511	35,213
Property and equipment, net	11,124	11,874
Goodwill	981,805	981,805
Other intangible assets, net	1,255,351	1,260,614
Other assets	20,397	22,053
Total assets	$2,583,486	$2,547,591

Liabilities and stockholders' equity
Accounts payable and accrued expenses	$71,064	$57,951
Accrued compensation and benefits	42,361	51,648
Consideration payable for acquisition of business	143,300	139,894
Deferred tax liability, net	163,435	157,120
Other liabilities	53,997	55,479
Long-term debt, net	964,763	963,862
Total liabilities	1,438,920	1,425,954

Stockholders' equity
Common stock, $0.01 par value per share: 2025 - 600,000,000 shares authorized, 84,376,002 shares issued and 63,925,017 shares outstanding; 2024 - 600,000,000 shares authorized, 83,947,949 shares issued and 63,653,212 shares outstanding;	844	839
Additional paid-in capital	756,420	752,371
Treasury stock, at cost: 2025 - 20,450,985 shares; 2024 - 20,294,737 shares	(584,051)	(574,856)
Accumulated other comprehensive income	15,707	18,683
Retained earnings	955,646	924,600
Total stockholders' equity	1,144,566	1,121,637
Total liabilities and stockholders' equity	$2,583,486	$2,547,591

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Revenue
Investment management fees	$173,301	$169,785
Fund administration and distribution fees	46,301	46,072
Total revenue	219,602	215,857

Expenses
Personnel compensation and benefits	56,136	59,454
Distribution and other asset-based expenses	35,477	36,263
General and administrative	14,328	14,012
Depreciation and amortization	7,432	7,601
Change in value of consideration payable for acquisition of business	3,406	12,200
Acquisition-related costs	8,750	1,026
Restructuring and integration costs	1,165	492
Total operating expenses	126,694	131,048

Income from operations	92,908	84,809

Other income (expense)
Interest income and other income	704	3,565
Interest expense and other financing costs	(13,211)	(16,486)
Total other expense, net	(12,507)	(12,921)

Income before income taxes	80,401	71,888

Income tax expense	(18,426)	(16,197)

Net income	$61,975	$55,691

Earnings per share of common stock
Basic	$0.97	$0.86
Diluted	$0.96	$0.84

Weighted average number of shares outstanding
Basic	63,711	64,389
Diluted	64,714	65,972

Dividends declared per share of common stock	$0.47	$0.335

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2025	2024
Net income	$61,975	$55,691

Other comprehensive income (loss), net of tax
Net amortization of deferred gain on terminated cash flow hedges	(3,104)	(3,139)
Net unrealized income (loss) on foreign currency translation	128	(25)
Total other comprehensive income (loss), net of tax	(2,976)	(3,164)

Comprehensive income	$58,999	$52,527

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In thousands)

				Accumulated
			Additional	Other
	Common	Treasury	Paid-In	Comprehensive	Retained
	Stock	Stock	Capital	Income	Earnings	Total
Balance, December 31, 2024	$839	$(574,856)	$752,371	$18,683	$924,600	$1,121,637
Issuance of common stock	—	—	96	—	—	96
Shares withheld related to net settlement of equity awards	—	(9,195)	—	—	—	(9,195)
Vesting of restricted share grants	4	—	(4)	—	—	—
Exercise of options	1	—	452	—	—	453
Other comprehensive loss	—	—	—	(2,976)	—	(2,976)
Share-based compensation	—	—	3,505	—	—	3,505
Dividends paid	—	—	—	—	(30,929)	(30,929)
Net income	—	—	—	—	61,975	61,975
Balance, March 31, 2025	$844	$(584,051)	$756,420	$15,707	$955,646	$1,144,566

				Accumulated
			Additional	Other
	Common	Treasury	Paid-In	Comprehensive	Retained
	Stock	Stock	Capital	Income	Earnings	Total
Balance, December 31, 2023	$824	$(444,286)	$728,283	$31,328	$736,852	$1,053,001
Issuance of common stock	—	—	75	—	—	75
Shares withheld related to net settlement of equity awards	—	(13,253)	—	—	—	(13,253)
Vesting of restricted share grants	4	—	(4)	—	—	—
Exercise of options	4	—	3,193	—	—	3,197
Other comprehensive loss	—	—	—	(3,164)	—	(3,164)
Share-based compensation	—	—	3,970	—	—	3,970
Dividends paid	—	—	—	—	(22,384)	(22,384)
Net income	—	—	—	—	55,691	55,691
Balance, March 31, 2024	$832	$(457,539)	$735,517	$28,164	$770,159	$1,077,133

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net income	$61,975	$55,691
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	7,275	5,566
Depreciation and amortization	7,432	7,601
Deferred financing costs, accretion expense and derivative gains/losses	(3,068)	(3,097)
Stock-based and deferred compensation	3,660	5,842
Change in fair value of contingent consideration obligations	3,406	12,200
Unrealized depreciation (appreciation) on investments	835	(1,306)
Noncash lease expense	82	—
Changes in operating assets and liabilities:
Receivables	4,289	(10,459)
Prepaid expenses	(271)	(1,484)
Other assets	666	(240)
Accounts payable and accrued expenses	13,836	6,625
Accrued compensation and benefits	(18,155)	(7,953)
Other liabilities	(868)	(302)
Net cash provided by operating activities	81,094	68,684

Cash flows from investing activities
Purchases of property and equipment	(1,589)	(500)
Purchases of investments	(1,526)	(709)
Sales of investments	1,431	299
Net cash used in investing activities	(1,684)	(910)

Cash flows from financing activities
Issuance of common stock	549	3,272
Repurchase of common stock	(451)	(2,946)
Payments of taxes related to net share settlement of equity awards	(885)	(9,284)
Payment of dividends	(29,926)	(22,384)
Payment of consideration for acquisition	—	(80,000)
Net cash used in financing activities	(30,713)	(111,342)

Effect of changes of foreign exchange rate on cash and cash equivalents	179	(42)

Net increase (decrease) in cash and cash equivalents	48,876	(43,610)
Cash and cash equivalents, beginning of period	126,731	123,547
Cash and cash equivalents, end of period	$175,607	$79,937

Supplemental cash flow information
Cash paid for interest	$17,227	$20,329
Cash paid for income taxes	1,503	1,125
Noncash items
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$—	$2,797

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. ORGANIZATION AND NATURE OF BUSINESS

Victory Capital Holdings, Inc., a Delaware corporation (along with its wholly-owned subsidiaries, collectively referred to as the “Company,” “Victory,” or in the first-person notations of “we,” “us,” and “our”) provides specialized investment strategies to institutions, intermediaries, retirement platforms and individual investors. With 11 autonomous Investment Franchises and a Solutions Platform, the Company offers a wide array of investment products, including actively and passively managed mutual funds, rules-based and active exchange traded funds (“ETFs”), institutional separate accounts, variable insurance products (“VIPs”), alternative investments, private closed end funds, and a 529 Education Savings Plan. The Company’s strategies are also offered through third-party investment products, including mutual funds, third-party ETF model strategies, retail separately managed accounts (“SMAs”) and unified managed accounts (“UMAs”) through wrap account programs, Collective Investment Trusts (“CITs”), and undertakings for the collective investment in transferable securities (“UCITs”).

Victory Capital Management Inc. (“VCM”), a wholly-owned subsidiary of the Company, is a registered investment adviser and provides mutual fund administrative services for the Victory Portfolios, Victory Variable Insurance Funds, the mutual fund series of the Victory Portfolios II and the Victory Portfolios III (collectively, the “Victory Funds”), a family of open-end mutual funds, and the VictoryShares (the Company’s ETF brand). Additionally, VCM employs all of the Company’s United States investment professionals across its Franchises and Solutions, which are not separate legal entities. VCM’s wholly-owned subsidiaries include RS Investment Management (Singapore) Pte. Ltd., RS Investments (UK) Limited and NEC Pipeline LLC.

Victory Capital Services, Inc. (“VCS”), a wholly-owned subsidiary of the Company, is registered with the SEC as an introducing broker-dealer and serves as distributor and underwriter for the Victory Funds, which includes the mutual funds of the Victory Portfolios III (the “Victory Funds III”) and a 529 Education Savings Plan. VCS offers brokerage services to individual investors through an open architecture brokerage platform. VCS is also the placement agent for certain private funds managed by VCM. Victory Capital Transfer Agency, Inc. (“VCTA”) is registered with the SEC as a transfer agent for the Victory Funds III.

WestEnd Advisors, LLC (“WestEnd”) is an ETF strategist adviser that provides financial advisers with a turnkey, core model allocation strategy for either a holistic solution or complementary source of alpha. WestEnd is a wholly-owned subsidiary of Victory Capital Holdings, Inc. and is the Company’s second registered investment adviser.

On April 1, 2025, the Company completed the acquisition of Amundi US and reintroduced the brand Pioneer Investments ("Pioneer" or "Pioneer Investments") for the acquired business and investment products. VCM will serve as the investment adviser and provide mutual fund administration services for the Pioneer mutual funds under Victory Portfolios IV and Victory Variable Insurance Funds II. VCS will serve as the distributor to Victory Portfolios IV and Victory Variable Insurance Funds II. Refer to Note 4, Acquisitions and Note 17, Subsequent Events for further details related to the acquisition.

NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by GAAP for complete annual financial statements. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the financial condition, results of operations, and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the operations of the Company and its wholly-owned subsidiaries, after elimination of all intercompany balances and transactions. Our involvement with non-consolidated variable interest entities (“VIEs”) includes sponsored investment funds.

For further discussion regarding VIEs, refer to Note 2, Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Use of Estimates and Assumptions

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements and the notes. Actual results may ultimately differ materially from those estimates.

New Accounting Pronouncements

Recently Issued Accounting Standards

•
Reporting Comprehensive Income: In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses" ("DISE"). This ASU does not change or remove current expense presentation requirements within the Consolidated Statements of Operations. However, the amendments require disclosure, on an annual and interim basis, of disaggregated information about certain income statement expense line items within the notes to the consolidated financial statements. DISE is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact that this ASU will have on the Company's consolidated financial statement disclosures.
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

NOTE 3. REVENUE RECOGNITION

In accordance with the revenue recognition standard requirements, the following table disaggregates our revenue by type and product:

	Three Months Ended March 31,
(in thousands)	2025	2024
Investment management fees
Mutual funds (Victory Funds)	$114,341	$115,173
ETFs (VictoryShares)	8,729	5,179
Separate accounts and other vehicles	47,993	47,312
Performance-based fees
Mutual funds (Victory Funds III)	2,191	2,023
Separate accounts and other vehicles	47	98
Total investment management fees	173,301	169,785

Fund administration and distribution fees
Administration fees
Mutual funds (Victory Funds)	26,845	26,334
ETFs (VictoryShares)	1,094	744
Distribution fees
Mutual funds (Victory Funds)	5,347	5,583
Transfer agent fees
Mutual funds (Victory Funds III)	13,015	13,411
Total fund administration and distribution fees	46,301	46,072

Total revenue	$219,602	$215,857

The following table presents balances of receivables:

(in thousands)	March 31, 2025	December 31, 2024
Customer receivables
Mutual funds (Victory Funds)	$56,084	$59,247
ETFs (VictoryShares)	3,773	3,029
Separate accounts and other vehicles	34,685	37,045
Receivables from contracts with customers	94,542	99,321
Non-customer receivables	1,281	1,346
Total receivables	$95,823	$100,667

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

AUM represents the financial assets the Company manages for clients on either a discretionary or non-discretionary basis. In general, AUM reflects the valuation methodology that corresponds to the basis used for determining revenue such as net asset value for the Victory Funds and certain other pooled funds and account market value for separate accounts. For the Company’s private closed-end alternative investment products, AUM represents limited partner capital commitments during the commitment period of the fund. Following the earlier of the termination of the commitment period and the beginning of any commitment period for a successor fund, AUM generally represents, depending on the fund, the lesser of a) the net asset value of the fund and b) the aggregated adjusted cost basis of each unrealized portfolio investment or the limited partner capital commitments reduced by the amount of capital contributions used to make portfolio investments that have been disposed.

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

NOTE 4. ACQUISITIONS

NEC Acquisition

Under the terms of the purchase agreement for New Energy Capital Partners ("NEC"), which closed on November 1, 2021, the Company will pay up to an additional $35.0 million in cash based on net revenue growth over a six-year period following the closing date on the private, closed-end alternative investment funds managed by the NEC franchise (“NEC Funds”). The maximum amount of contingent payments, less any contingent payments previously paid, is due upon the occurrence of certain specified events within a five year period following the Start Date.

The Company determined that substantially all of the contingent payments payable per the NEC purchase agreement represent compensation for post-closing services. The Company records compensation expense over the estimated service period in an amount equal to the total contingent payments currently forecasted to be paid.

As of March 31, 2025 and December 31, 2024, the Company determined that the contingent payments are no longer probable of occurring and the liability for NEC contingent payments was zero.

For the three months ended March 31, 2024, the Company recorded $1.0 million in NEC contingent payment compensation expense which is included in personnel compensation and benefits in the unaudited Condensed Consolidated Statements of Operations.

WestEnd Acquisition

Under the terms of the WestEnd purchase agreement, which closed on December 31, 2021, a maximum of $320.0 million ($80.0 million per year) of contingent payments is payable to sellers. Contingent earn-out payments are based on net revenue of the WestEnd business during each of the first four years following the close of the acquisition, subject to certain “catch-up” provisions over a five and one-half year period following the close of the acquisition.

In March 2024, the Company paid $80.0 million in cash to sellers as a catch-up payment for the first earn-out period. The estimated fair value of contingent consideration payable to sellers was $143.3 million as of March 31, 2025 and $139.9 million as of December 31, 2024, respectively.

For the three months ended March 31, 2025 and 2024, the change in the liability was an increase of $3.4 million and $12.2 million, respectively. The impact of increasing or decreasing the valuation of the contingent consideration liability is recorded in change in value of consideration payable for acquisition of business in the unaudited Condensed Consolidated Statements of Operations.

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

Significant inputs to the valuation of contingent consideration payable to sellers as of March 31, 2025 and December 31, 2024 are as follows and are approximate values:

	March 31, 2025	December 31, 2024
Net revenue 5 year average annual growth rate	11%	12%
Market price of risk adjustment for revenue (continuous)	5%	5%
Revenue volatility	19%	21%
Discount rate	6%	7%
Years remaining in earn out period	2.6	2.8
Undiscounted estimated remaining earn out payments $ millions	$153 - $240	$152 - $240

Pioneer Investments

On July 8, 2024, the Company, Amundi Asset Management S.A.S ("Amundi'), and, solely for certain provisions thereof, Amundi S.A., (“Amundi Parent,” and together with Amundi, the “Amundi Parties”) entered into the Contribution Agreement (the “Contribution Agreement”) to combine Amundi’s U.S. business into the Company.

On April 1, 2025, the Company completed the transactions contemplated by the Contribution Agreement. In exchange for the contribution of all the shares of the Amundi US to the Company, at the closing (the “Closing”), the Company issued to Amundi (a) 3,293,471 newly issued shares of Common Stock, representing 4.9% of the number of issued and outstanding shares of Common Stock after giving effect to such issuance, and (b) 14,305,982 newly issued shares of Preferred Stock, which, together with the shares of Common Stock issued to Amundi represented in the aggregate 21.2% of the Company’s fully diluted shares after giving effect to such share issuances. The consideration due to Amundi is subject to a customary post-closing adjustment as well as true-up payments in respect of client consents obtained in the 180 days following the Closing. True-up payments due to Amundi will be settled by adjusting the number of shares issued to Amundi at the Closing. Refer to Note 17, Subsequent Events for further details related to the Closing and Preferred Stock issuance.

Assets acquired and liabilities assumed will be recognized at their respective fair values as of the acquisition date. The process of estimating the fair values of certain tangible assets, identifiable intangible assets and assumed liabilities requires the use of judgment in determining the appropriate assumptions and estimates. Due to the limited time since the acquisition date, the preliminary acquisition valuation is incomplete at this time. As a result, we are unable to provide the amounts recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed, including the information required for valuation of intangible assets and goodwill.

Acquisition-related costs

Acquisition-related costs include legal fees, advisory services, mutual fund proxy voting costs and other one-time expenses related to business combinations. The Company expensed $8.8 million and $1.0 million in acquisition-related costs in the three months ended March 31, 2025 and 2024, respectively. These amounts are included in acquisition-related costs in the unaudited Condensed Consolidated Statements of Operations and relate primarily to the Amundi US acquisition.

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

The following table presents assets and liabilities measured at fair value on a recurring basis:

	As of March 31, 2025
(in thousands)	Total	Level 1	Level 2	Level 3
Financial Assets
Money market fund	$105,910	$105,910	$-	$-
Investments in proprietary funds	616	616	-	-
Deferred compensation plan investments	33,895	33,895	-	-
Total Financial Assets	$140,421	$140,421	$-	$-
Financial Liabilities
Contingent consideration arrangements	$(143,300)	$-	$-	$(143,300)
Total Financial Liabilities	$(143,300)	$-	$-	$(143,300)

	As of December 31, 2024
(in thousands)	Total	Level 1	Level 2	Level 3
Financial Assets
Money market fund	$110,475	$110,475	$-	$-
Investments in proprietary funds	605	605	-	-
Deferred compensation plan investments	34,608	34,608	-	-
Total Financial Assets	$145,688	$145,688	$-	$-
Financial Liabilities
Contingent consideration arrangements	$(139,894)	$-	$-	$(139,894)
Total Financial Liabilities	$(139,894)	$-	$-	$(139,894)

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

The following table presents the balance of the contingent consideration arrangement liabilities for the three months ended March 31, 2025:

(in thousands)	Contingent Consideration Liabilities
Balance, December 31, 2024	$139,894
WestEnd change in fair value measurement	3,406
Balance, March 31, 2025	$143,300

There were no transfers between any of the Level 1, 2 and 3 categories in the fair value measurement hierarchy from December 31, 2024 to March 31, 2025. The Company recognizes transfers at the end of the reporting period.

The net carrying value of accounts receivable and accounts payable approximates fair value due to the short‑term nature of these assets and liabilities. The fair value of our long-term debt as of March 31, 2025 is considered to be its carrying value as the interest rate on the bank debt is variable and approximates current market rates. As a result, Level 2 inputs are utilized to determine the fair value of our long‑term debt.

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

Director fees payable by the Company in cash and contributions made under the Director Deferred Compensation Plan for non-employee members of our Board of Directors are included in general and administrative expenses in the unaudited Condensed Consolidated Statements of Operations.

Fees payable to Amundi US for sub-advisory services provided to certain Victory Funds are included in distribution and other asset-based expenses in the unaudited Condensed Consolidated Statements of Operations.

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

(in thousands)	March 31, 2025	December 31, 2024
Related party assets
Cash and cash equivalents	$105,910	$110,475
Receivables (investment management fees)	48,645	50,520
Receivables (fund administration and distribution fees)	15,262	16,014
Prepaid expenses	1,846	1,702
Investments (investments in proprietary funds, fair value)	616	605
Investments (deferred compensation plan investments, fair value)	33,759	34,473
Total	$206,038	$213,789

Related party liabilities
Accounts payable and accrued expenses (fund reimbursements)	$5,536	$5,889

	Three Months Ended March 31,
(in thousands)	2025	2024
Related party revenue
Investment management fees	$132,486	$128,335
Fund administration and distribution fees	46,301	46,072
Total	$178,787	$174,407

Related party expense
General and administrative	$161	$112
Distribution and other asset-based expenses	185	—
	$346	$112
Related party other income (expense)
Interest income and other income (expense)	$745	$3,286

NOTE 7. Investments

As of March 31, 2025 and December 31, 2024, the Company had investments in proprietary funds and deferred compensation plan investments. Investments in proprietary funds consist primarily of seed capital investments in certain Victory Funds. Deferred compensation plan investments are held under deferred compensation plans and consist of investments in the Victory Funds.

Unrealized and realized gains and losses on investments in proprietary funds and deferred compensation plan investments are recorded in earnings as interest income and other income (expense).

Investments in Proprietary Funds

The following table presents a summary of the cost and fair value of investments in proprietary funds:

		Gross Unrealized		Fair
(in thousands)	Cost	Gains	(Losses)	Value
As of March 31, 2025	$659	$35	$(78)	$616
As of December 31, 2024	621	46	(62)	605

The following table presents proceeds from sales of investments in proprietary funds and realized gains and losses recognized during the three months ended March 31, 2025 and 2024:

	Sale	Realized
(in thousands)	Proceeds	Gains	(Losses)
For the three months ended March 31, 2025	$37	$—	$—
For the three months ended March 31, 2024	—	—	—

Deferred Compensation Plan Investments

The following table presents a summary of the cost and fair value of deferred compensation plan investments:

		Gross Unrealized		Fair
(in thousands)	Cost	Gains	(Losses)	Value
As of March 31, 2025	$33,514	$1,211	$(830)	$33,895
As of December 31, 2024	33,224	1,802	(418)	34,608

The following table presents proceeds from sales of deferred compensation plan investments and realized gains and losses recognized during the three months ended March 31, 2025 and 2024:

	Sale	Realized
(in thousands)	Proceeds	Gains	(Losses)
For the three months ended March 31, 2025	$1,394	$204	$(9)
For the three months ended March 31, 2024	299	22	(5)

NOTE 8. Income Taxes

The effective tax rate for the three months ended March 31, 2025 and 2024 differs from the United States federal statutory rate primarily due to state and local income taxes, excess tax benefits on share-based compensation and non-deductible expenses.

For the three months ended March 31, 2025 and 2024, the provision for income taxes was $18.4 million and $16.2 million, or 22.9% and 22.5%, of pre-tax income respectively. The effective tax rate for the three months ended March 31, 2025 was higher than the effective tax rate for the same period in 2024 mainly due to lower excess tax benefits on share-based compensation.

No valuation allowance was recorded for deferred tax assets in the period ended March 31, 2025 and 2024.

NOTE 9. Debt

The following table presents the components of long-term debt in the unaudited Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024 under the Company's credit agreement ("2019 Credit Agreement").

	March 31, 2025			December 31, 2024
(in thousands)	Amount	Interest Rate	Effective Interest Rate	Amount	Interest Rate	Effective Interest Rate
Term Loans
Due July 2026	$624,693	6.64%	7.03%	$624,693	6.93%	7.33%
Due December 2028	347,496	6.64%	6.96%	347,496	6.93%	7.26%
Term loan principal outstanding	972,189			972,189
Unamortized debt issuance costs	(5,326)			(5,935)
Unamortized debt discount	(2,100)			(2,392)
Long-term debt, net	$964,763			$963,862

The Company elects to use three-month Term SOFR plus a ten-point credit spread adjustment plus the margin on SOFR required by the 2019 Credit Agreement to pay interest on its debt.

The 2019 Credit Agreement contains customary affirmative and negative covenants, including covenants that affect, among other things, the ability of the first lien leverage ratio, measured as of the last day of each fiscal quarter on which outstanding borrowings under the revolving credit facility exceed 35.0% of the commitments thereunder (excluding certain letters of credit), of no greater than 3.80 to 1.00. As of March 31, 2025, there were no outstanding borrowings under the revolving credit facility and the Company was in compliance with its financial performance covenant.

There were no repayments of outstanding term loans under the 2019 Credit Agreement during the three months ended March 31, 2025 and 2024.

The following table presents the components of interest expense and other financing costs on the unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024.

	For the Three Months Ended March 31,
(in thousands)	2025	2024
Interest expense	$16,190	$19,463
Amortization of debt issuance costs	749	755
Amortization of debt discount	292	302
Amortization of deferred gain on terminated interest rate swap	(4,109)	(4,154)
Other	89	120
Total	$13,211	$16,486

NOTE 10. Equity

Shares Rollforward

The following tables present the changes in the number of shares of Common Stock issued and repurchased (in thousands):

	Shares of Common Stock Issued	Shares of Treasury Stock
Balance, December 31, 2024	83,948	(20,295)
Issuance of shares	1	—
Vesting of restricted share grants	384	—
Exercise of options	43	—
Shares withheld related to net settlement of equity awards	—	(156)
Balance, March 31, 2025	84,376	(20,451)

	Shares of Common Stock Issued	Shares of Treasury Stock
Balance, December 31, 2023	82,404	(18,150)
Issuance of shares	2	—
Vesting of restricted share grants	382	—
Exercise of options	378	—
Shares withheld related to net settlement of equity awards	—	(345)
Balance, March 31, 2024	83,166	(18,495)

Share Repurchased and Withheld

Share Repurchase Programs

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

No shares were repurchased by the Company during the three months ended March 31, 2025 and 2024. As of March 31, 2025, $200.0 million was available for future repurchases under the 2025 Share Repurchase Program.

Shares Withheld for Net Settlement of Employee Equity Awards

During the three months ended March 31, 2025 and 2024, the Company net settled 0.2 million shares and 0.3 million shares of Common Stock, respectively, to satisfy employee tax obligations.

Dividend Payments

Dividends paid for the three months ended March 31, 2025 and 2024 totaled $29.9 million and $21.6 million, respectively, relating to quarterly dividends declared by the Company's Board of Directors. Dividends paid or payable related to dividends previously declared upon vesting of restricted stock totaled $1.0 million and $0.8 million at March 31, 2025 and 2024, respectively.

NOTE 11. Share‑Based Compensation

Current Period Activity

Stock option award and restricted stock award activity during the three months ended March 31, 2025 and 2024 was as follows:

	Shares Subject to Stock Option Awards
	Three Months Ended March 31,
	2025			2024
	Avg wtd	Avg wtd		Avg wtd	Avg wtd
	grant-date	exercise		grant-date	exercise
	fair value	price	Units	fair value	price	Units
Outstanding at beginning of period	$5.08	$9.94	720,415	$4.68	$8.76	1,801,853
Forfeited	—	—	—	—	—	—
Exercised	5.27	10.62	(42,651)	4.41	8.45	(378,149)
Outstanding at end of period	$5.07	$9.90	677,764	$4.76	$8.84	1,423,704
Vested	$5.14	$10.13	501,566	$4.74	$8.79	1,247,506
Unvested	4.85	9.23	176,198	4.85	9.23	176,198

	Restricted Stock Awards
	Three Months Ended March 31,
	2025		2024
	Avg wtd grant-		Avg wtd grant-
	date fair value	Units	date fair value	Units
Unvested at beginning of period	$36.67	911,242	$30.39	853,748
Granted	58.00	398,425	40.03	465,972
Vested	34.10	(383,663)	30.66	(382,099)
Forfeited	29.84	(22,652)	30.49	(3,419)
Unvested at end of period	$47.34	903,352	$35.09	934,202

During the three months ended March 31, 2025, the Company issued restricted stock awards for 398,425 shares of Common Stock, of which awards for 4,081 shares were fully vested on the grant date, awards for 45,548 shares vest over two years, awards for 97,461 shares vest over three years, and awards for 251,335 shares vest over four years.

Share-Based Compensation Expense

The Company recorded $3.5 million and $4.0 million of share-based compensation expense during the three months ended March 31, 2025 and 2024, respectively, in personnel compensation and benefits in the unaudited Condensed Consolidated Statements of Operations.

NOTE 12. Earnings Per Share

The following table sets forth the reconciliation of basic earnings per share and diluted earnings per share from net income for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands except per share amounts)	2025	2024
Net income	$61,975	$55,691
Shares:
Basic: Weighted average number of shares outstanding	63,711	64,389
Plus: Incremental shares from assumed conversion of dilutive instruments	1,003	1,583
Diluted: Weighted average number of shares outstanding	64,714	65,972
Earnings per share
Basic:	$0.97	$0.86
Diluted:	$0.96	$0.84

For the three months ended March 31, 2025, there were no anti-dilutive equity awards excluded from the calculation of diluted earnings per share . For the three months ended March 31, 2024, 0.5 million of unvested share-based compensation awards were excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive. Holders of unvested share-based compensation awards do not have rights to receive nonforfeitable dividends on the shares covered by the awards.

NOTE 13. Accumulated Other Comprehensive Income (Loss)

The following table presents changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2025 and 2024.

		Cumulative
	Cash Flow	Translation
(in thousands)	Hedges (1)(2)	Adjustment	Total
Balance, December 31, 2024	$18,853	$(170)	$18,683
Other comprehensive income before reclassification and tax	—	170	170
Tax impact	—	(42)	(42)
Reclassification adjustments, before tax	(4,109)	—	(4,109)
Tax impact	1,005	—	1,005
Net current period other comprehensive income (loss)	(3,104)	128	(2,976)
Balance, March 31, 2025	$15,749	$(42)	$15,707
Balance, December 31, 2023	$31,460	$(132)	$31,328
Other comprehensive loss before reclassification and tax	—	(33)	(33)
Tax impact	—	8	8
Reclassification adjustments, before tax	(4,154)	—	(4,154)
Tax impact	1,015	—	1,015
Net current period other comprehensive loss	(3,139)	(25)	(3,164)
Balance, March 31, 2024	$28,321	$(157)	$28,164

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

NOTE 14. DERIVATIVES

Interest Rate Swaps

In the fourth quarter of 2023, the Company monetized the gain on the floating-to-fixed interest rate swap transaction (“Swap”) entered into in 2020 to effectively fix the interest rate on $450 million of its outstanding Term Loan through the Term Loan maturity date of July 1, 2026.

The deferred gain on the termination of the Swap is being amortized on a straight-line basis through July 1, 2026 and is included in interest expense and other financing costs on the unaudited Condensed Consolidated Statements of Operations. For the three months ended March 31, 2025 and 2024, the Company recorded $4.1 million and $4.2 million, respectively, in amortization of deferred gain on Swap monetization. As of March 31, 2025 and December 31, 2024, the unamortized deferred gain on Swap monetization was $20.8 million and $24.9 million, respectively, before tax.

The following tables summarize the classification of the Swap in our unaudited condensed financial statements (in thousands):

		Three Months Ended
		March 31,
Statement of Operations	Description	2025	2024
Interest expense and other financing costs	Reclassification from AOCI – Amortization of Swap deferred gain	4,109	4,154

		Three Months Ended
		March 31,
Statements of Comprehensive Income	Description	2025	2024
Other comprehensive income (loss)	Amortization of deferred gain on terminated Swap, net of tax	(3,104)	(3,139)

NOTE 15. LEASES

The Company determines if a contract is a lease at inception. We have leases primarily for office facilities and information technology equipment. All of our leases are classified as operating leases.

Supplemental balance sheet information related to the Company’s operating leases as of March 31, 2025 and December 31, 2024 was as follows (in thousands):

	March 31, 2025	December 31, 2024
Operating lease right-of-use ("ROU") assets(1)	$18,989	$19,839
Current portion of operating lease liabilities(2)	2,636	2,932
Noncurrent portion of operating lease liabilities(2)	17,466	17,939
Total operating lease liabilities	$20,102	$20,871

(1) ROU assets are recorded in other assets on the unaudited Condensed Consolidated Balance Sheets.

(2) Current portion and noncurrent portion of operating lease liabilities are recorded in other liabilities on the unaudited Condensed Consolidated Balance Sheets.

	March 31, 2025	March 31, 2024
Weighted-average remaining lease term	8.2 years	8.3 years
Weighted-average discount rate	6.8%	6.7%

The components of lease expense and other lease information as of and during the three months ended March 31, 2025 and 2024 are as follows (in thousands):

	March 31, 2025	March 31, 2024
Operating lease cost	$1,183	$1,341
Short-term lease cost	—	—
Variable lease cost	323	525
Gross lease cost	$1,506	$1,866
Sub-lease income	(15)	(222)
Net lease cost	$1,491	$1,644

Other lease information
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows for operating leases	$1,101	$1,436

In general, our leases have remaining lease terms of approximately 1 year to 11 years. These leases generally contain renewal options for periods ranging from two to five years. Because the Company is not reasonably certain to exercise these renewal options, the options are not considered in determining the lease term and associated potential option payments are excluded from lease payments. Expenses associated with operating leases are recorded in general and administrative expenses on the unaudited Condensed Consolidated Statements of Operations. Variable lease costs, such as utilities and common area maintenance charges, are excluded from lease liabilities and expensed as incurred. The variable lease costs are determined based on terms in the lease contracts and primarily relate to usage of the ROU asset and services received from the lessor.

The following table summarizes the maturity of our operating lease liabilities as of March 31, 2025 (in thousands):

As of March 31, 2025
2025	$2,887
2026	3,757
2027	3,296
2028	2,759
2029	2,783
Thereafter	11,596
Total undiscounted lease payments	27,078
Less: imputed interest	6,976
Total lease liabilities	$20,102

NOTE 16. SEGMENT REPORTING

Since the Company operates and reports in one segment, all financial segment information can be found in the consolidated financial statements.

Supplemental information related to significant segment expenses included the Consolidated Statements of Operations is as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Salaries, payroll related taxes and employee benefits	$21,745	$24,476
Incentive compensation	23,667	23,943
Sales-based compensation(1)	7,220	6,079
Equity awards granted to employees and directors(2)	3,504	3,969
Acquisition and transaction-related compensation	—	987
Total personnel compensation and benefits expense	$56,136	$59,454

	Three Months Ended March 31,
(in thousands)	2025	2024
Broker-dealer distribution fees	$4,800	$5,042
Platform distribution fees	21,611	22,128
Sub-administration	4,390	4,101
Sub-advisory	1,872	2,336
Middle-office	2,804	2,656
Total distribution and other asset-based expenses	$35,477	$36,263

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

The measure of segment assets is reported on the unaudited Condensed Consolidated Balance Sheets as Total Assets.

NOTE 17. SUBSEQUENT EVENTS

Amended and Restated Distribution and Services Agreements

On April 1, 2025, the Company completed the acquisition of Amundi US. In connection with the Closing, the Amundi Parties, the Company, and VCM, amended and restated the Off-Shore Master Distribution and Services Agreement and the On-Shore Master Distribution and Services Agreement, each dated as of July 8, 2024 (the “Original Agreements”, and, as amended and restated, the “Amended and Restated Distribution and Services Agreements”). The Amended and Restated Distribution and Services Agreements, which became effective as of the Closing, have substantially the same material terms as the Original Agreements. Under the Amended and Restated Distribution and Services Agreements, Victory is entitled to a percentage of fee revenues derived from Victory’s products that the Amundi Parties distribute outside the United States, and the Amundi Parties are entitled to a percentage of fee revenues derived from the Amundi Parties’ products that Victory distributes in the United States. The Distribution and Services Agreements will continue until the 15th anniversary of the date of the Closing, and automatically renew thereafter and remain effective for successive five-year terms. The Distribution and Services Agreements may be terminated under certain limited circumstances.

Shareholder Agreement

In connection with the Closing, the Company and Amundi also entered into a shareholder agreement (the “Shareholder Agreement”). Pursuant to the terms of the Shareholder Agreement, Amundi was granted certain resale shelf and piggyback registration rights in respect of the Common Stock and any shares of the Common Stock issuable by the Company upon the conversion of Preferred Stock, in each case, to the extent the Preferred Stock and the Common Stock was issued to Amundi under the Contribution Agreement or acquired pursuant to Amundi’s participation rights under the Shareholder Agreement. In addition, for a period of three years following the Closing, Amundi remains subject to a customary “lock-up” of the Common Stock and Preferred Stock (subject to certain exceptions) and a standstill, which among other things, prohibits Amundi from acquiring additional equity securities of the Company (subject to certain exceptions).

Preferred Stock

At the Closing, the shares of Preferred Stock issued to Amundi under the Contribution Agreement were issued pursuant to the terms of the Certificate of Designations, Powers, Preferences and Rights of Series A Non-Voting Convertible Preferred Stock of the Company. Holders of Preferred Stock do not have any voting rights, except as required by applicable law. The Preferred Stock is economically equivalent to Common Stock (including with respect to dividends), except that, upon liquidation of the Company (but not a consolidation, merger or reorganization), holders of the Preferred Stock would be entitled to a liquidation preference equal to $0.01 per share, plus the amount of any declared but unpaid dividends thereon as of the applicable date.

The shares of Preferred Stock are not convertible to shares of Common Stock at the option of the holder. Upon specified transfers of the Preferred Stock to third parties, the shares of Preferred Stock will automatically convert into shares of Common Stock in the hands of the transferee on an equivalent basis. Conversion will only occur in the event of a transfer of shares to an entity that is not an affiliate of Amundi in certain specified transfer scenarios.

Quarterly Cash Dividends

On May 8, 2025, the Company’s Board of Directors approved a regular quarterly cash dividend of $0.49 per share. The dividend is payable on June 25, 2025, to shareholders of record on June 10, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to the “Company,” “Victory,” or in the first-person notations of “we,” “us,” and “our” shall mean Victory Capital Holdings, Inc., a Delaware corporation, and its wholly-owned subsidiaries.

Objective

The objective of this section of the Quarterly Report on Form 10-Q is intended to provide a discussion and analysis, from management’s perspective, of the key performance indicators and material information necessary to assess our financial condition and results of operations for the three months ended March 31, 2025 and 2024 and cash flows for the three months ended March 31, 2025 and 2024. In addition, we also discuss the Company’s contractual and off-balance sheet arrangements. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2024. This discussion and analysis contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2024.

Overview

Our Business – Victory is a diversified global asset management firm with total client assets of $171.4 billion, assets under management of $167.5 billion and other assets of $4.0 billion as of March 31, 2025. The Company operates a next-generation business model combining boutique investment qualities with the benefits of an integrated, centralized operating and distribution platform.

The Company provides specialized investment strategies to institutions, intermediaries, retirement platforms and individual investors with 11 autonomous Investment Franchises and a Solutions Platform. Victory Capital offers a wide array of investment products, including actively and passively managed mutual funds, rules-based and active exchange traded funds (“ETFs”), institutional separate accounts, variable insurance products (“VIPs”), alternative investments, private closed end funds, and a 529 Education Savings Plan. Victory Capital’s strategies are also offered through third-party investment products, including mutual funds, third-party ETF model strategies, retail separately managed accounts (“SMAs”) and unified managed accounts (“UMAs”) through wrap account programs, Collective Investment Trusts (“CITs”), and undertakings for the collective investment in transferable securities (“UCITs”). As of March 31, 2025, our Franchises and our Solutions Platform collectively managed a diversified set of 125 investment strategies for a wide range of institutional and retail clients and direct investors.

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

We have grown our total client assets from $17.9 billion following the management-led buyout with Crestview GP in August 2013 to $171.4 billion at March 31, 2025. We attribute this growth to our success in sourcing acquisitions and evolving them into organic growers, generating strong investment returns, and developing institutional, retail, and direct investor channels with deep penetration.

Business Highlights

Assets under management:

•
AUM at March 31, 2025 decreased by $4.5 billion, or 2.6%, to $167.5 billion from $171.9 billion at December 31, 2024, driven by negative market action of $3.2 billion net outflows of $1.2 billion. Total gross flows for the first quarter were $9.5 billion, including long-term gross flows of $9.3 billion.
•
AUM at March 31, 2025 and 2024 was $167.5 billion and $170.3 billion, respectively. We experienced $3.2 billion in negative market action for the three months ended March 31, 2025 compared to $10.2 billion in market appreciation for the same period in 2024. We generated $9.5 billion in gross sales, including $9.3 billion in long-term gross sales, and $1.2 billion in total net outflows for the three months ended March 31, 2025 compared to $7.2 billion in gross sales, including $7.0 billion in long-term gross sales, and $1.1 billion in total net outflows for the same period in 2024.

Investment performance:

•
45 of our Victory Capital mutual funds and ETFs had overall Morningstar ratings of four or five stars and 67% of our fund and ETF AUM were rated four or five stars overall by Morningstar. 47% of our strategies by AUM had investment returns in excess of their respective benchmarks over a one-year period, 64% over a three-year period, 65% over a five-year period and 79% over a ten-year period. On an equal-weighted basis, 48% of our strategies have outperformed their benchmarks over a one-year period, 63% over a three-year period, 59% over a five-year period and 64% over a ten-year period.

Financial highlights:

•
Total revenue for the three months ended March 31, 2025 was $219.6 million compared to $215.9 million for the same period in 2024.
•
Net income was $62.0 million for the three months ended March 31, 2025 compared to $55.7 million for the same period in 2024.
•
Adjusted EBITDA was $116.4 million for the three months ended March 31, 2025, or 53.0% of revenue, compared to $112.4 million, or 52.1% of revenue, for the same period in 2024. Refer to “Supplemental Non-GAAP Financial Information” for further information about the Adjusted EBITDA calculation and reconciliation of generally accepted accounting principles (“GAAP”) net income to Adjusted EBITDA.
•
Adjusted Net Income with tax benefit was $88.1 million for the three months ended March 31, 2025 compared to $82.3 million for the three months ended March 31, 2024. Refer to “Supplemental Non-GAAP Financial Information” for further information about the Adjusted Net Income calculation and reconciliation of GAAP net income to Adjusted Net Income.

Key Performance Indicators

The following table is a summary of key performance indicators utilized by management to assess results of operations:

	Three Months Ended March 31,
($ in millions, except for basis points and percentages)	2025	2024
AUM at period end	$167,468	$170,342
Average AUM	173,789	163,533
Gross flows	9,486	7,187
AUM net short term flows	(44)	(99)
AUM net long term flows	(1,205)	(1,028)
AUM net flows	(1,249)	(1,127)
Total revenue	219.6	215.9
Revenue realization on average AUM	51.2 bps	53.0 bps
Net income	62.0	55.7
Adjusted EBITDA(1)	116.4	112.4
Adjusted EBITDA Margin(2)	53.0%	52.1%
Adjusted Net Income(1)	78.0	72.6
Tax benefit of goodwill and acquired intangibles(3)	10.1	9.7

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

The following table presents a reconciliation of our total client assets(1) as of the dates indicated:

	Three Months Ended March 31,
(in millions)	2025	2024
Beginning AUM	$171,930	$161,322
Beginning other assets	4,165	5,289
Beginning total client assets	176,096	166,611

AUM net cash flows	(1,249)	(1,127)
Other assets net cash flows	(277)	(524)
Total client assets net cash flows	(1,526)	(1,651)

AUM market appreciation (depreciation)	(3,172)	10,178
Other assets market appreciation (depreciation)	78	352
Total client assets market appreciation (depreciation)	(3,094)	10,529

AUM realizations and distributions	(21)	—
Acquired & divested assets / Net transfers	(20)	(31)

Ending AUM	167,468	170,342
Ending other assets	3,967	5,117
Ending total client assets	171,435	175,459
Average total client assets	177,849	168,865

(1)
Includes low-fee (2 to 4 bps) institutional assets, previously reported in the Solutions asset class within the by asset class table and in Separate Accounts and Other Pooled Vehicles within the by vehicle table. These assets are included as part of Victory’s Regulatory Assets Under Management reported in Form ADV Part 1.

The following table presents a reconciliation of our total AUM(1) as of the dates indicated:

	Three Months Ended March 31,
(in millions)	2025	2024
Beginning AUM	$171,930	$161,322
Gross client cash inflows	9,486	7,187
Gross client cash outflows	(10,736)	(8,314)
Net client cash flows	(1,249)	(1,127)
Market appreciation (depreciation)	(3,172)	10,178
Realizations and distributions	(21)	—
Acquired & divested assets / Net transfers	(20)	(31)
Ending AUM	167,468	170,342
Average AUM	173,789	163,533

(1)
Total AUM includes both discretionary assets under management and non-discretionary assets under advisement and excludes other assets.

The following table presents a reconciliation of our other assets (institutional)(1) as of the dates indicated:

	Three Months Ended March 31,
(in millions)	2025	2024
Beginning other assets (institutional)	$4,165	$5,289
Gross client cash inflows	—	—
Gross client cash outflows	(277)	(524)
Net client cash flows	(277)	(524)
Market appreciation (depreciation)	78	352
Realizations and distributions	—	—
Acquired & divested assets / Net transfers	—	—
Ending other assets (institutional)	3,967	5,117
Average other assets (institutional)	4,060	5,332

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

The following table presents our total AUM by asset class as of the dates indicated:

	As of
	March 31,
(in millions)	2025	2024
Solutions	$63,378	$57,833
U.S. Mid Cap Equity	28,964	32,918
Fixed Income	24,157	24,481
Global / Non-U.S. Equity	18,334	18,200
U.S. Small Cap Equity	13,182	16,297
U.S. Large Cap Equity	13,104	13,895
Alternative Investments	2,945	3,465
Total Long-Term Assets	$164,064	$167,089
Money Market & Short-Term Assets	3,404	3,253
Total AUM(1)	$167,468	$170,342

(1)
Total AUM includes both discretionary assets under management and non-discretionary assets under advisement and excludes other assets.

The following tables summarize our total AUM asset flows by asset class for the periods indicated:

	U.S. Mid	U.S. Small		U.S. Large	Global /				Money
	Cap	Cap	Fixed	Cap	Non-U.S.		Alternative	Total	Market /
(in millions)	Equity	Equity	Income	Equity	Equity	Solutions	Investments	Long-term	Short-term	Total AUM(1)
For the Three Months Ended March 31, 2025
Beginning AUM	$30,584	$14,785	$24,402	$14,148	$19,095	$62,593	$2,980	$168,586	$3,344	$171,930
Gross client cash inflows	1,098	445	928	82	2,137	4,363	256	9,309	177	9,486
Gross client cash outflows	(1,733)	(847)	(1,545)	(469)	(3,251)	(2,318)	(351)	(10,514)	(222)	(10,736)
Net client cash flows	(635)	(402)	(617)	(386)	(1,114)	2,045	(96)	(1,205)	(44)	(1,249)
Market appreciation / (depreciation)	(979)	(1,194)	328	(630)	396	(1,202)	79	(3,202)	30	(3,172)
Realizations and distributions	—	—	—	—	—	—	(21)	(21)	—	(21)
Acquired & divested assets / Net transfers	(6)	(7)	44	(27)	(44)	(57)	2	(94)	75	(20)
Ending AUM	$28,964	$13,182	$24,157	$13,104	$18,334	$63,378	$2,945	$164,064	$3,404	$167,468
For the Three Months Ended March 31, 2024
Beginning AUM	$30,604	$15,959	$24,355	$12,635	$16,772	$54,296	$3,431	$158,051	$3,271	$161,322
Gross client cash inflows	1,371	507	1,298	68	1,090	2,165	452	6,952	236	7,187
Gross client cash outflows	(1,845)	(925)	(1,367)	(332)	(751)	(2,410)	(349)	(7,980)	(335)	(8,314)
Net client cash flows	(474)	(418)	(69)	(264)	339	(245)	103	(1,028)	(99)	(1,127)
Market appreciation / (depreciation)	2,795	801	176	1,555	1,133	3,749	(75)	10,135	42	10,178
Realizations and distributions	—	—	—	—	—	—	—	—	—	—
Acquired & divested assets / Net transfers	(7)	(45)	18	(31)	(44)	33	5	(69)	38	(31)
Ending AUM	$32,918	$16,297	$24,481	$13,895	$18,200	$57,833	$3,465	$167,089	$3,253	$170,342

(1)
Total AUM includes both discretionary assets under management and non-discretionary assets under advisement and excludes other assets.

The following table presents our total AUM by distribution channel as of the dates indicated:

	As of March 31,
	2025		2024
(in millions)	Amount	% of total	Amount	% of total
Retail	$71,143	43%	$66,700	39%
Direct	57,170	34%	59,893	35%
Institutional	39,155	23%	43,749	26%
Total AUM(1)(2)	$167,468	100%	$170,342	100%

(1)
The allocation of AUM by distribution channel involves the use of estimates and the exercise of judgment.
(2)
Total AUM includes both discretionary assets under management and non-discretionary assets under advisement and excludes other assets.

The following tables summarize our asset flows by vehicle for the periods indicated:

			Separate
			Accounts and
			Other Pooled
(in millions)	Mutual Funds(1)	ETFs(2)	Vehicles(3)	Total AUM(4)
Three Months Ended March 31, 2025
Beginning AUM	$113,645	$7,508	$50,777	$171,930
Gross client cash inflows	3,323	3,061	3,102	9,486
Gross client cash outflows	(6,328)	(251)	(4,156)	(10,736)
Net client cash flows	(3,006)	2,810	(1,053)	(1,249)
Market appreciation (depreciation)	(2,243)	(50)	(880)	(3,172)
Realizations and distributions	—	—	(21)	(21)
Acquired & divested assets / Net transfers	(5)	(15)	—	(20)
Ending AUM	$108,392	$10,253	$48,823	$167,468
Three Months Ended March 31, 2024
Beginning AUM	$108,802	$4,970	$47,551	$161,322
Gross client cash inflows	4,303	451	2,434	7,187
Gross client cash outflows	(5,956)	(449)	(1,909)	(8,314)
Net client cash flows	(1,653)	2	525	(1,127)
Market appreciation (depreciation)	6,796	215	3,167	10,178
Realizations and distributions	—	—	—	—
Acquired & divested assets / Net transfers	(48)	43	(26)	(31)
Ending AUM	$113,897	$5,229	$51,217	$170,342

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

March 31, 2025 AUM compared to December 31, 2024 AUM. At March 31, 2025, our total AUM was $167.5 billion, a decrease of $4.5 billion, or 2.6%, from $171.9 billion at December 31, 2024, primarily due to negative market action of $3.2 billion and net outflows of $1.2 billion.

Net outflows were driven by our global non-U.S., U.S. mid cap, U.S. small cap, and U.S. large cap equity strategies as well as our fixed income strategies and Alternative investments platform of $1.1 billion, $0.6 billion, $0.4 billion, $0.4 billion, $0.6 billion, and $0.1 billion, respectively, partially offset by net inflows from our Solutions platform of $2.0 billion.

GAAP Results of Operations

The following table presents our GAAP results of operations for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
(in thousands, except per share data)	2025	2024
Revenue
Investment management fees	$173,301	$169,785
Fund administration and distribution fees	46,301	46,072
Total revenue	219,602	215,857

Expenses
Personnel compensation and benefits	56,136	59,454
Distribution and other asset-based expenses	35,477	36,263
General and administrative	14,328	14,012
Depreciation and amortization	7,432	7,601
Change in value of consideration payable for acquisition of business	3,406	12,200
Acquisition-related costs	8,750	1,026
Restructuring and integration costs	1,165	492
Total operating expenses	126,694	131,048

Income from operations	92,908	84,809

Other income (expense)
Interest income and other income	704	3,565
Interest expense and other financing costs	(13,211)	(16,486)
Total other expense, net	(12,507)	(12,921)

Income before income taxes	80,401	71,888

Income tax expense	(18,426)	(16,197)

Net income	$61,975	$55,691

Earnings per share of common stock
Basic	$0.97	$0.86
Diluted	$0.96	$0.84

Weighted average number of shares outstanding
Basic	63,711	64,389
Diluted	64,714	65,972

Dividends declared per share of common stock	$0.47	$0.335

Investment Management Fees

Three months ended March 31, 2025 compared to March 31, 2024. Investment management fees increased by $3.5 million, or 2.1%, to $173.3 million for the three months ended March 31, 2025 from $169.8 million for the same period in 2024 due to an increase in average AUM year over year. Average AUM was $173.8 billion for the three months ended March 31, 2025 compared to $163.5 billion for the same period in 2024.

Fund Administration and Distribution Fees

Three months ended March 31, 2025 compared to March 31, 2024. Fund administration and distribution fees increased by $0.2 million, or 0.5%, to $46.3 million for the three months ended March 31, 2025 from $46.1 million for the same period in 2024 mostly due to an increase in fund administration fees partially offset by a decrease in transfer agent fees.

Personnel Compensation and Benefits

The following table presents the components of GAAP personnel compensation and benefits expense for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024
Salaries, payroll related taxes and employee benefits	$21,745	$24,476
Incentive compensation	23,667	23,943
Sales-based compensation(1)	7,220	6,079
Equity awards granted to employees and directors(2)	3,504	3,969
Acquisition and transaction-related compensation	—	987
Total personnel compensation and benefits expense	$56,136	$59,454

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

Three months ended March 31, 2025 compared to March 31, 2024. Personnel compensation and benefits were $56.1 million for the first quarter of 2025, a decrease of $3.4 million, or 5.6%, from $59.5 million for the same period in 2024. Salaries, payroll related taxes and employee benefits decreased $2.7 million primarily due lower unrealized gains relating to our deferred compensation plans. Acquisition and transaction-related compensation decreased $1.0 million due to lower contingent payment compensation expense.

Distribution and Other Asset‑Based Expenses

The following table presents the components of distribution and other asset-based expenses for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024
Broker-dealer distribution fees	$4,800	$5,042
Platform distribution fees	21,611	22,128
Sub-administration	4,390	4,101
Sub-advisory	1,872	2,336
Middle-office	2,804	2,656
Total distribution and other asset-based expenses	$35,477	$36,263

Three months ended March 31, 2025 compared to March 31, 2024. Distribution and other asset-based expenses were $35.5 million for the three months ended March 31, 2025, compared to $36.3 million for the same period in 2024. The decrease of $0.8 million, or 2.2% was primarily due to lower platform distribution and sub-advisory fees over the comparable period.

General and Administrative

Three months ended March 31, 2025 compared to March 31, 2024. General and administrative expenses were $14.3 million for the three months ended March 31, 2025 compared to $14.0 million for the same period in 2024. The increase of $0.3 million, or 2.3%, was primarily due to increases in technology related expenses.

Depreciation and Amortization

Three months ended March 31, 2025 compared to March 31, 2024. Depreciation and amortization decreased $0.2 million, or 2.2%, to $7.4 million for the three months ended March 31, 2025 from $7.6 million for the same period in 2024, primarily due to a decrease in depreciation expense related to information technology equipment.

Change in Value of Consideration Payable for Acquisition of Business

Three months ended March 31, 2025 compared to March 31, 2024. The change in value of consideration payable for acquisition of business decreased $8.8 million as a result of an increase of $3.4 million in the fair value of contingent consideration associated with the WestEnd Acquisition for the three months ended March 31, 2025 compared to an increase of $12.2 million for the three months ended March 31, 2024. Refer to Note 4, Acquisitions, for further details on the fair value of contingent consideration payable.

Acquisition‑Related Costs

Three months ended March 31, 2025 compared to March 31, 2024. Acquisition-related costs were $8.8 million for the three months ended March 31, 2025, compared to $1.0 million for the same period in 2024. The increase of $7.7 million was primarily due to legal, professional, and proxy solicitation related to the Amundi US acquisition.

Restructuring and Integration Costs

Three months ended March 31, 2025 compared to March 31, 2024. Restructuring and integration costs for the three months ended March 31, 2025 and 2024 were $1.2 million and $0.5 million, respectively. Restructuring and integration costs for the three months ended March 31, 2025 and 2024 were primarily due to personnel restructuring.

Interest Income and Other Income (Expense)

Three months ended March 31, 2025 compared to March 31, 2024. Interest income and other income/(expense) was income of $0.7 million and $3.6 million for the three months ended March 31, 2025 and 2024, respectively. The decrease is primarily due to a decrease in the net unrealized fair value of deferred compensation plan investments over the comparable period.

Interest Expense and Other Financing Costs

Three months ended March 31, 2025 compared to March 31, 2024. Interest expense and other financing costs decreased $3.3 million to $13.2 million for the three months ended March 31, 2025, compared to $16.5 million for the same period in 2024 as a result of a lower debt principal balance and lower average interest rate over the comparable period.

Income Tax Expense

Three months ended March 31, 2025 compared to March 31, 2024. The effective tax rate for the three months ended March 31, 2025 and 2024 was 22.9% and 22.5%, respectively. The higher effective tax rate in 2025 is mainly due to lower excess tax benefits on share-based compensation when compared to the comparable period.

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

The following table sets forth a reconciliation from GAAP financial measures to non-GAAP measures for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2025	2024
Reconciliation of non-GAAP financial measures:
Net income (GAAP)	$61,975	$55,691
Income tax expense	(18,426)	(16,197)
Income before income taxes	$80,401	$71,888
Interest expense(1)	12,521	15,711
Depreciation(2)	2,168	2,269
Other business taxes(3)	922	369
Amortization of acquisition-related intangible assets(4)	5,264	5,332
Stock-based compensation(5)	1,053	1,327
Acquisition, restructuring and exit costs(6)	13,321	14,705
Debt issuance costs(7)	749	755
Adjusted EBITDA	$116,399	$112,356

	Three Months Ended March 31,
(in thousands)	2025	2024
Reconciliation of non-GAAP financial measures:
Net income (GAAP)	$61,975	$55,691
Adjustments to reflect the operating performance of the Company:
i. Other business taxes(3)	922	369
ii. Amortization of acquisition-related intangible assets(4)	5,264	5,332
iii. Stock-based compensation(5)	1,053	1,327
iv. Acquisition, restructuring and exit costs(6)	13,321	14,705
v. Debt issuance costs(7)	749	755
Tax effect of above adjustments(8)	(5,327)	(5,621)
Adjusted Net Income	$77,957	$72,558
Tax benefit of goodwill and acquired intangibles(9)	$10,141	$9,748

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
(6)
Adding back direct incremental costs of acquisitions, including restructuring costs.

	Three Months Ended March 31,
(in thousands)	2025	2024
Acquisition-related costs	$8,750	$1,026
Restructuring and integration costs	1,165	492
Change in value of consideration payable for acquisition of business	3,406	12,200
Personnel compensation and benefits	—	987
Total acquisition, restructuring and exit costs	$13,321	$14,705

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

The following table shows our liquidity position as of March 31, 2025 and December 31, 2024.

	March 31,	December 31,
(in thousands)	2025	2024
Cash and cash equivalents	$175,607	$126,731
Accounts and other receivables	95,823	100,667
Undrawn commitment on credit facility(1)	100,000	100,000
Accounts and other payables	(113,425)	(109,599)

(1)
The balance at March 31, 2025 represents the Company’s $99.9 million revolving credit facility and a $0.1 million standby letter of credit used as collateral for THB’s real estate location.

We manage our cash balances in order to fund our day-to-day operations. Our accounts receivable consists primarily of investment management fees that have been earned but not yet received from clients, income and other taxes receivable, and amounts receivable from the funds. We perform a review of our receivables on a monthly basis to assess collectability. We maintained a $100.0 million revolving credit facility at March 31, 2025 and December 31, 2024 (under the 2019 Credit Agreement) which had approximately $100.0 million undrawn as of March 31, 2025 and December 31, 2024.

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

Fifth Amendment

On June 7, 2024, the Company entered into the Fifth Amendment (the "Fifth Amendment") to the 2019 Credit Agreement, extending the maturity date of the $100.0 million senior secured first lien revolving facility from July 1, 2024 to March 31, 2026, and decreasing the drawn interest rate margin by 0.50% per annum. The revolving facility otherwise remains subject to substantially the same terms as those set forth in the 2019 Credit Agreement. The Company incurred $1.0 million in upfront fees, arranger fees and other third party costs related to the Fifth Amendment to the 2019 Credit Agreement, which were recorded to revolving credit facility debt issuance cost in other assets.

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

For the three months ended March 31, 2025 and 2024, the Company recorded $4.1 million and $4.2 million, respectively, in amortization of deferred gain on Swap monetization. As of March 31, 2025 and December 31, 2024, the unamortized deferred gain on Swap monetization was $20.8 million and $24.9 million, respectively, before tax.

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

Due to the termination of the Swap, there was no amount receivable from the Swap counterparty at March 31, 2025 and December 31, 2024. Refer to Note 14, Derivatives, for further information on the Swap.

Contingent Consideration

At March 31, 2025, the Company had $143.3 million in contingent consideration that is estimated to be payable over the next year and two years resulting from the WestEnd Acquisition. For the three months ended March 31, 2025, the Company recorded an increase of $3.4 million in the contingent payment liability associated with the WestEnd Acquisition, which is included in consideration payable for acquisition of business in the unaudited Condensed Consolidated Balance Sheets. At March 31, 2025, the estimated fair value of the WestEnd Acquisition contingent payments was $143.3 million, and a maximum of $240.0 million in contingent consideration ($80.0 million per year) is potentially payable to sellers.

There were no other significant changes to our contractual obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Cash Flows

The following table is derived from our unaudited Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net cash provided by operating activities	$81,094	$68,684
Net cash used in investing activities	(1,684)	(910)
Net cash used in financing activities	(30,713)	(111,342)

Operating Activities – Cash provided by operating activities during the three months ended March 31, 2025 was $81.1 million, compared to $68.7 million of cash provided by operating activities for the same period in 2024. The $12.4 million increase in cash provided by operating activities was primarily due to increases of $6.3 million and $12.6 million in net income and working capital items, respectively, partially offset by a decrease of $8.8 million in the change in the fair value of contingent consideration.

Investing Activities – Cash used in investing activities during the three months ended March 31, 2025 was $1.7 million and consisted of net trading activity of $0.1 million and $1.6 million of property and equipment purchases. The nature of our trading activities is further described in Note 2, Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Financing Activities – Cash used in financing activities during the three months ended March 31, 2025 was $30.7 million, compared to $111.3 million of cash used in financing activities for the same period in 2024. The $80.6 million decrease was primarily due to timing of payment relating to WestEnd contingent consideration.

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

The value of our AUM was approximately $167 billion at March 31 2025. A 10% increase or decrease in the value of our AUM, if proportionately distributed over all of our strategies, products and client relationships, would cause an annualized increase or decrease in our revenues of approximately $85.2 million at our weighted-average fee rate of 51 basis points for the quarter ended March 31, 2025. Because of declining fee rates from larger relationships and differences in our fee rates across investment strategies, a change in the composition of our AUM, in particular, an increase in the proportion of our total AUM attributable to strategies, clients or relationships with lower effective fee rates, could have a material negative impact on our overall weighted-average fee rate. The same 10% increase or decrease in the value of our total AUM, if attributed entirely to a proportionate increase or decrease in the AUM of the Victory Funds, to which we provide a range of services in addition to those provided to institutional separate accounts, would cause an annualized increase or decrease in our revenues of approximately $98.5 million at the Victory Funds’ aggregate weighted-average fee rate of 59 basis points for the quarter ended March 31, 2025. If the same 10% increase or decrease in the value of our total AUM was attributable entirely to a proportionate increase or decrease in the assets of our institutional separate accounts, it would cause an annualized increase or decrease in our revenues of approximately $65.1 million at the weighted-average fee rate across all of our institutional separate accounts of 39 basis points for the quarter ended March 31, 2025.

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

We have not adopted a corporate-level risk management policy to manage this exchange rate risk. Assuming 11% of our AUM are invested in securities denominated in currencies other than the U.S. dollar and excluding the impact of any hedging arrangement, a 10% increase or decrease in the value of the U.S. dollar would decrease or increase the fair value of our AUM by approximately $1.8 billion, which would cause an annualized increase or decrease in revenues of approximately $9.4 million at our weighted-average fee rate for the business of 51 basis points for the quarter ended March 31, 2025.

Interest Rate Risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. On March 27, 2020, the Company executed the Swap, a floating-to-fixed interest rate swap transaction, to effectively fix the interest rate at 3.465% on $450 million of its outstanding Term Loan through the Term Loan maturity date of July 2026. On February 18, 2021, pursuant to the Second Amendment, the Company lowered the spread on the Term Loan by 0.25% resulting in a new fixed rate of 3.215% on the $450 million of Term Loan subject to the Swap. On September 26, 2022, the Company and the Swap counterparty executed an amendment to the Swap to update LIBOR conventions to SOFR conventions and to modify the fixed rate for the change from three-month LIBOR to three-month Term

SOFR effective on October 6, 2022. On October 30, 2023, the Company monetized the gain on the Swap and entered into an agreement to terminate the Swap, which was effective on October 30, 2023. Refer to Note 14, Derivatives, for further information on the Swap. At March 31, 2025, we were exposed to interest rate risk as a result of the amounts outstanding under the 2019 Credit Agreement, as amended. Refer to Note 9, Debt, for a description of the amounts outstanding as of such date and the applicable interest rate.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) at March 31, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Stockholder Litigation

Terms used and not otherwise defined in this section are defined in the Form 8-K filed by VCH on September 30, 2024.

On September 19, 2024, two complaints were filed in the Supreme Court of the State of New York, New York County by purported Victory Capital Holdings Inc. (“VCH”), stockholders (“Stockholder Litigation”) against VCH and the members of the VCH board of directors in connection with the Contribution Agreement.

The complaints in the Stockholder Litigation include allegations that, among other things, the defendants caused to be filed a materially incomplete and misleading Proxy Statement with the SEC relating to the proposed Contribution and assert claims for alleged negligent misrepresentation and concealment and negligence under New York common law.

Additionally, since the filing of the Preliminary Proxy Statement, VCH received five demand letters from purported VCH stockholders alleging similar insufficiencies in the disclosures in the Preliminary Proxy Statement and/or the Proxy Statement (such letters, the “Demand Letters,” and together with the Stockholder Litigation, (the “Litigation Matters”). VCH believes that the allegations contained in the Litigation Matters are without merit, that the disclosures in the Proxy Statement complied with applicable laws, and that no further disclosures were required to supplement the Proxy Statement under applicable laws. However, to avoid the risk of the Litigation Matters delaying or adversely affecting the Contribution and to minimize the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, VCH voluntarily made supplemental disclosures to the Proxy Statement. VCH specifically denies all allegations in the Litigation Matters and that any additional disclosure was or is required. On April 4, 2025, the plaintiffs in the Stockholder Litigation filed notices of voluntary discontinuance in each action.

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business.

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC and the information contained in this report. The declaration, payment and determination of the amount of our quarterly dividends may change at any time. In making decisions regarding our quarterly dividends, we consider general economic and business conditions, our strategic plans and prospects, our businesses and investment opportunities, our financial condition and operating results, working capital requirements and anticipated cash needs, contractual restrictions (including under the terms of our 2019 Credit Agreement as amended) and legal, tax, regulatory and such other factors as we may deem relevant. There have been no material changes to the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

				Approximate Dollar Value
	Total Number of		Total Number of Shares of	That May Yet Be Purchased
	Shares of	Average Price	Stock Purchased as Part of	Under Outstanding
	Common Stock	Paid Per Share	Publicly Announced	Plans or Programs
Period	Purchased	of Common Stock	Plans or Programs	(in millions)
Jan 1-31, 2025	—	$—	—	$200.0
Feb 1-28, 2025	—	—	—	200.0
March 1-31, 2025	—	—	—	200.0
Total	—	$—	—

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

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
101

The following information formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2025 and 2024, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024, (v) Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2025 and 2024; (vi) Notes to Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2025 and 2024.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of May, 2025.

VICTORY CAPITAL HOLDINGS, INC.

By:	/s/ MICHAEL D. POLICARPO
	Name:	Michael D. Policarpo
	Title:	President, Chief Financial Officer and Chief Administrative Officer