Form 10-Q
period 2025-06-30
Victory Capital Holdings, Inc.
filed 2025-08-08
CIK 1570827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

The number of outstanding shares of the registrant’s Common Stock, par value $0.01 per share as of July 31, 2025 was 66,783,378.

Forward-Looking Statements

This document may contain forward-looking statements within the meaning of applicable U.S. federal and non-U.S. securities laws. These statements may include, without limitation, any statements preceded by, followed by or including words such as “target,” “believe,” “expect,” “aim,” “intend,” “may,” “anticipate,” “assume,” “budget,” “continue,” “estimate,” “future,” “objective,” “outlook,” “plan,” “potential,” “predict,” “project,” “will,” “can have,” “likely,” “should,” “would,” “could” and other words and terms of similar meaning or the negative thereof and include, but are not limited to, statements regarding the outlook for Victory Capital’s future business and financial performance. Such forward looking statements involve known and unknown risks, uncertainties and other important factors beyond Victory Capital's control and could cause Victory Capital's actual results, performance or achievements to be materially different from the expected results, performance or achievements expressed or implied by such forward looking statements.

Although it is not possible to identify all of these risks and factors, they include, among others, the following: reductions in the assets under management (“AUM”) based on investment performance, client withdrawals, difficult market conditions and other factors such as the conflicts in Ukraine and Israel, a pandemic, tariffs or trade restrictions; the nature of the Company’s contracts and investment advisory agreements; the Company's ability to maintain historical returns and sustain our historical growth; the Company's dependence on third parties to market our strategies and provide products or services for the operation of our business; the Company's ability to retain key investment professionals or members of our senior management team; the Company's reliance on the technology systems supporting our operations; the Company's ability to successfully acquire and integrate new companies; risks associated with expected benefits of the Amundi US transaction and the related impact on the Company’s business; the concentration of the Company’s investments in long only small- and mid-cap equity and U.S. clients; risks and uncertainties associated with non-U.S. investments; the Company's efforts to establish and develop new teams and strategies; the ability of the Company’s investment teams to identify appropriate investment opportunities; the Company's ability to limit employee misconduct; the Company's ability to meet the guidelines set by our clients; the Company's exposure to potential litigation (including administrative or tax proceedings) or regulatory actions; the Company's ability to implement effective information and cyber security policies, procedures and capabilities; the Company's substantial indebtedness; the potential impairment of the Company’s goodwill and intangible assets; disruption to the operations of third parties whose functions are integral to the Company’s ETF platform; the Company's determination that we are not required to register as an “investment company” under the Investment Company Act of 1940; the fluctuation of the Company’s expenses; the Company's ability to respond to recent trends in the investment management industry; the level of regulation on investment management firms and the Company’s ability to respond to regulatory developments; the competitiveness of the investment management industry; and other risks and factors included, but not limited to, those listed under the caption “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2025, which is accessible on the SEC’s website at www.sec.gov.

In light of these risks, uncertainties and other factors, the forward-looking statements contained in this report might not prove to be accurate. All forward-looking statements speak only as of the date made and we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except shares data)

	June 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$107,870	$126,731
Receivables	205,240	100,667
Prepaid expenses	12,242	8,634
Investments, at fair value	95,788	35,213
Property and equipment, net	28,038	11,874
Goodwill	1,232,800	981,805
Other intangible assets, net	2,515,005	1,260,614
Other assets	52,464	22,053
Total assets	$4,249,447	$2,547,591

Liabilities and stockholders' equity
Accounts payable and accrued expenses	$83,907	$57,951
Accrued compensation and benefits	72,980	51,648
Consideration payable for acquisition of business	80,659	139,894
Deferred tax liability, net	466,247	157,120
Other liabilities	114,855	55,479
Long-term debt, net	965,674	963,862
Total liabilities	1,784,322	1,425,954

Stockholders' equity
Common stock, $0.01 par value per share: 2025 - 600,000,000 shares authorized, 87,749,009 shares issued and 66,925,722 shares outstanding; 2024 - 600,000,000 shares authorized, 83,947,949 shares issued and 63,653,212 shares outstanding;	877	839
Preferred stock, $0.01 par value per share: 2025 - 100,000,000 shares authorized, 19,742,300 shares issued and outstanding; 2024 - 100,000,000 shares authorized, no shares issued and outstanding;	197	-
Additional paid-in capital	2,086,837	752,371
Treasury stock, at cost: 2025 - 20,823,287 shares; 2024 - 20,294,737 shares	(607,244)	(574,856)
Accumulated other comprehensive income	12,779	18,683
Retained earnings	971,679	924,600
Total stockholders' equity	2,465,125	1,121,637
Total liabilities and stockholders' equity	$4,249,447	$2,547,591

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
Investment management fees	$282,306	$173,163	$455,607	$342,948
Fund administration and distribution fees	68,906	46,458	115,207	92,530
Total revenue	351,212	219,621	570,814	435,478

Expenses
Personnel compensation and benefits	108,918	55,660	165,054	115,114
Distribution and other asset-based expenses	62,039	36,474	97,516	72,737
General and administrative	23,381	14,385	37,709	28,397
Depreciation and amortization	21,794	7,551	29,226	15,152
Change in value of consideration payable for acquisition of business	1,092	(8,200)	4,498	4,000
Acquisition-related costs	25,780	3,049	34,530	4,075
Restructuring and integration costs	13,994	105	15,159	597
Total operating expenses	256,998	109,024	383,692	240,072

Income from operations	94,214	110,597	187,122	195,406

Other income (expense)
Interest income and other income	6,006	1,557	6,710	5,122
Interest expense and other financing costs	(13,234)	(16,279)	(26,445)	(32,765)
Loss on debt extinguishment	—	(100)	—	(100)
Total other expense, net	(7,228)	(14,822)	(19,735)	(27,743)

Income before income taxes	86,986	95,775	167,387	167,663

Income tax expense	(28,252)	(21,524)	(46,678)	(37,721)

Net income	$58,734	$74,251	$120,709	$129,942
Preferred stock dividends	(9,673)	—	(9,673)	—
Net income attributable to preferred stockholders	(2,985)	—	(5,334)	—
Net income attributable to common shareholders	$46,076	$74,251	$105,702	$129,942

Earnings per share of common stock
Basic	$0.69	$1.15	$1.61	$2.01
Diluted	$0.68	$1.12	$1.59	$1.97

Weighted average number of shares outstanding
Basic	67,239	64,734	65,484	64,561
Diluted	67,980	66,075	66,358	66,025

Dividends declared per share of common stock	$0.49	$0.37	$0.96	$0.705

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$58,734	$74,251	$120,709	$129,942

Other comprehensive income (loss), net of tax
Net amortization of deferred gain on terminated cash flow hedges	(3,145)	(3,139)	(6,249)	(6,278)
Net unrealized income (loss) on foreign currency translation	217	(1)	345	(26)
Total other comprehensive income (loss), net of tax	(2,928)	(3,140)	(5,904)	(6,304)

Comprehensive income	$55,806	$71,111	$114,805	$123,638

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In thousands)

					Accumulated
				Additional	Other
	Preferred	Common	Treasury	Paid-In	Comprehensive	Retained
	Stock	Stock	Stock	Capital	Income	Earnings	Total
Balance, December 31, 2024	$—	$839	$(574,856)	$752,371	$18,683	$924,600	$1,121,637
Issuance of common stock	—	—	—	96	—	—	96
Shares withheld related to net settlement of equity awards	—	—	(9,195)	—	—	—	(9,195)
Vesting of restricted share grants	—	4	—	(4)	—	—	—
Exercise of options	—	1	—	452	—	—	453
Other comprehensive loss	—	—	—	—	(2,976)	—	(2,976)
Share-based compensation	—	—	—	3,505	—	—	3,505
Dividends declared	—	—	—	—	—	(30,929)	(30,929)
Net income	—	—	—	—	—	61,975	61,975
Balance, March 31, 2025	$—	$844	$(584,051)	$756,420	$15,707	$955,646	$1,144,566
Issuance of common stock	—	—	—	424	—	—	424
Repurchase of shares	—	—	(21,376)	—	—	—	(21,376)
Repurchased shares pending settlement	—	—	—	(4,181)	—	—	(4,181)
Shares withheld related to net settlement of equity awards	—	—	(1,817)	—	—	—	(1,817)
Vesting of restricted share grants	—	—	—	—	—	—	—
Exercise of options	—	—	—	407	—	—	407
Other comprehensive loss	—	—	—	—	(2,928)	—	(2,928)
Stock-based compensation	—	—	—	5,658	—	—	5,658
Issuance of stock in connection with the acquisition of Amundi US	197	33	—	1,328,109	—	—	1,328,339
Dividends declared	—	—	—	—	—	(42,701)	(42,701)
Net income	—	—	—	—	—	58,734	58,734
Balance, June 30, 2025	$197	$877	$(607,244)	$2,086,837	$12,779	$971,679	$2,465,125

					Accumulated
				Additional	Other
	Preferred	Common	Treasury	Paid-In	Comprehensive	Retained
	Stock	Stock	Stock	Capital	Income	Earnings	Total
Balance, December 31, 2023	$—	$824	$(444,286)	$728,283	$31,328	$736,852	$1,053,001
Issuance of common stock	—	—	—	75	—	—	75
Shares withheld related to net settlement of equity awards	—	—	(13,253)	—	—	—	(13,253)
Vesting of restricted share grants	—	4	—	(4)	—	—	—
Exercise of options	—	4	—	3,193	—	—	3,197
Other comprehensive loss	—	—	—	—	(3,164)	—	(3,164)
Share-based compensation	—	—	—	3,970	—	—	3,970
Dividends declared	—	—	—	—	—	(22,384)	(22,384)
Net income	—	—	—	—	—	55,691	55,691
Balance, March 31, 2024	$—	$832	$(457,539)	$735,517	$28,164	$770,159	$1,077,133
Issuance of common stock	—	—	—	63	—	—	63
Shares withheld related to net settlement of equity awards	—	—	(7,405)	—	—	—	(7,405)
Exercise of options	—	3	—	2,143	—	—	2,146
Other comprehensive loss	—	—	—	—	(3,140)	—	(3,140)
Share-based compensation	—	—	—	3,767	—	—	3,767
Dividends declared	—	—	—	—	—	(24,003)	(24,003)
Net income	—	—	—	—	—	74,251	74,251
Balance, June 30, 2024	$0	$835	$(464,944)	$741,490	$25,024	$820,407	$1,122,812

See the accompanying notes to the unaudited condensed consolidated financial statements

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income	$120,709	$129,942
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	19,443	15,741
Depreciation and amortization	29,226	15,152
Deferred financing costs, accretion expense and derivative gains/losses	(6,172)	(6,149)
Stock-based and deferred compensation	17,638	10,131
Change in fair value of contingent consideration obligations	4,498	4,000
Unrealized depreciation (appreciation) on investments	(3,503)	(1,161)
Noncash lease expense	202	—
Loss on debt extinguishment	—	100
Changes in operating assets and liabilities:
Receivables	(58,970)	(14,836)
Prepaid expenses	2,067	(1,194)
Other assets	1,331	(479)
Accounts payable and accrued expenses	(1,361)	(223)
Accrued compensation and benefits	(27,697)	(1,919)
Other liabilities	(22,909)	(717)
Net cash provided by operating activities	74,502	148,388

Cash flows from investing activities
Purchases of property and equipment	(2,479)	(725)
Purchases of investments	(30,400)	(1,879)
Sales of investments	57,423	1,089
Cash acquired from acquisition	53,572	—
Net cash provided by (used in) investing activities	78,116	(1,515)

Cash flows from financing activities
Issuance of common stock	1,380	5,481
Repurchase of common stock	(26,415)	(5,090)
Payments of taxes related to net share settlement of equity awards	(9,581)	(15,081)
Payment of debt financing fees	—	(813)
Repayment of long-term senior debt	—	(9,519)
Payment of dividends	(73,630)	(46,387)
Payment of consideration for acquisition	(63,733)	(80,000)
Net cash used in financing activities	(171,979)	(151,409)

Effect of changes of foreign exchange rate on cash and cash equivalents	500	(41)

Net decrease in cash and cash equivalents	(18,861)	(4,577)
Cash and cash equivalents, beginning of period	126,731	123,547
Cash and cash equivalents, end of period	$107,870	$118,970

Supplemental cash flow information
Cash paid for interest	$33,361	$39,766
Cash paid for income taxes	43,338	30,108
Noncash items
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$34,992	$2,862
Non-cash investing and financing activities:
Issuance of 3.3 million shares of Common stock and 19.7 million shares of Preferred stock in connection with the acquisition of Amundi US	$1,328,339	$—

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1. ORGANIZATION AND NATURE OF BUSINESS

Victory Capital Holdings, Inc., a Delaware corporation (along with its wholly-owned subsidiaries, collectively referred to as the “Company,” “Victory,” or in the first-person notations of “we,” “us,” and “our”), provides specialized investments strategies to institutions, intermediaries, retirement platforms and individual investors. With multiple autonomous Investment Franchises and a Solutions Platform, the Company offers a wide array of investment products, including actively and passively managed mutual funds, rules-based and active exchange-traded funds ("ETFs"), institutional separate accounts, variable insurance products (“VIPs”), alternative investments, private closed end funds, and a 529 Education Savings Plan. The Company’s strategies are also offered through third-party investment products, including mutual funds, third-party ETF model strategies, retail separately managed accounts (“SMAs”) and unified managed accounts (“UMAs”) through wrap account programs, Collective Investment Trusts (“CITs”), undertakings for the collective investment in transferable securities (“UCITS”), and other pooled vehicles.

Victory Capital Management Inc ("VCM"), a wholly-owned subsidiary of the Company, is a registered investment adviser and provides mutual fund administrative services for the Victory Portfolios, Victory Variable Insurance Funds, Victory Variable Insurance Funds II, the mutual fund series of the Victory Portfolios II, Victory Portfolios III, and Victory Portfolio IV (collectively, the "Victory Funds"), a family of open-end mutual funds, and the VictoryShares (the Company's ETF brand). Additionally, VCM employs all of the Company's United States investment professionals across its Franchises and Solutions, which are not separate legal entities. VCM's wholly-owned subsidiaries include RS investment Management (Singapore) Pte. Ltd., RS investments (UK) Limited and NEC Pipeline LLC.

Victory Capital Services Inc. ("VCS"), a wholly-owned subsidiary of the Company, is registered with the SEC as an introducing broker-dealer and serves as distributor and underwriter for the Victory Funds and a 529 Education Savings Plan. VCS offers brokerage services to individual investors through an open architecture brokerage platform. VCS is also the placement agent for certain private funds managed by VCM. Victory Capital Transfer Agency, Inc. ("VCTA"), a wholly-owned subsidiary of the Company, is registered with the SEC as a transfer agent for the Victory Funds III.

WestEnd Advisors, LLC ("WestEnd") is an ETF strategist adviser that provides financial advisers with a turnkey, core model allocation strategy for either a holistic solution or complementary source of alpha. WestEnd is a wholly-owned subsidiary of Victory Capital Holdings, Inc. and is the Company's second registered investment adviser.

On July 8, 2024, the Company, Amundi Asset Management S.A.S ("Amundi'), and, solely for certain provisions thereof, Amundi S.A., (“Amundi Parent,” and together with Amundi, the “Amundi Parties”) entered into the Contribution Agreement (the “Contribution Agreement”) to combine Amundi’s U.S. business ("Amundi US"), into the Company. On April 1, 2025, the Company completed the acquisition and reintroduced the brand Pioneer Investments ("Pioneer" or "Pioneer Investments") for the acquired business and investment products. VCM serves as the investment adviser and provides mutual fund administration services for certain Pioneer mutual funds under Victory Portfolios IV and Victory Variable Insurance Funds II. VCS serves as the distributor to Victory Portfolios IV and Victory Variable Insurance Funds II. Refer to Note 4, Acquisitions, for further details related to the acquisition.

The Company and Amundi are party to an Off-Shore Master Distribution and Services Agreement and an On-Shore Master Distribution and Services Agreement, each dated as of July 8, 2024 (as amended and restated, the “Amended and Restated Distribution and Services Agreements”). Under the Amended and Restated Distribution and Services Agreements, Victory is entitled to a percentage of fee revenues derived from Victory’s products that the Amundi Parties distribute outside the United States, and Amundi is entitled to a percentage of fee revenues derived from the Amundi Parties’ products that Victory distributes in the United States. The Distribution and Services Agreements will continue until the 15th anniversary of the date of the Closing, and automatically renew thereafter and remain effective for successive five-year terms. Victory serves as the sub-adviser for Amundi and Investment Adviser for Amundi UCITS. Refer to Note 6, Related-party transactions, for further details relating to investment advisory and distribution and services agreements relating to the acquisition of Amundi US.

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

In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the financial condition, results of operations, and cash flows for the interim periods presented. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

Preferred Stock

The Company issued Series A Non-Voting Convertible Preferred Stock ("Preferred stock") in connection with the acquisition of Amundi US. Holders of Preferred stock do not have any voting rights, except as required by applicable law. The Preferred stock is economically equivalent to Common stock (including with respect to dividends), except that, upon liquidation of the Company (but not a consolidation, merger or reorganization), holders of the Preferred stock would be entitled to a liquidation preference equal to $0.01 per share, plus the amount of any declared but unpaid dividends thereon as of the applicable date.

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

Earnings Per Share

The Company includes participating securities (Preferred stock) in the computation of earnings per share pursuant to the two-class method. The two-class method of calculating earnings per share is an allocation method that calculates earnings per share for common stock and participating securities. Under the two-class method, total dividends provided to and undistributed earnings allocated to the holders of Preferred stock are subtracted from net income in determining income attributable to common stockholders. The calculation of basic earnings per share is calculated by dividing net income attributable to common shareholders by the weighted average number of shares of Victory common stock outstanding during the period.

Diluted earnings per share is calculated under both the two-class and treasury stock methods, and the more dilutive amount is reported. When applying the treasury stock method, Victory includes vested and unvested stock options and unvested restricted stock grants outstanding during the periods presented in its calculation of diluted earnings per share. The treasury stock method assumes that the proceeds of exercise are used to purchase common stock at the average market price for the period. Assumed proceeds include the amount the employee must pay upon exercise and the average unrecognized compensation cost.

New Accounting Pronouncements

Recently Issued Accounting Standards

•
Reporting Comprehensive Income: In November 2024, the FASB issued ASU 2024-03, "Disaggregation of Income Statement Expenses" ("DISE"). This ASU does not change or remove current expense presentation requirements within the Consolidated Statements of Operations. However, the amendments require disclosure, on an annual and interim basis, of disaggregated information about certain income statement expense line items within the notes to the consolidated financial statements. DISE is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact that this ASU will have on the Company's consolidated financial statement disclosures.
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

NOTE 3. Revenue RECOGNITION

In accordance with revenue recognition standard requirements, the following table disaggregates our revenue by type and product:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Investment management fees
Mutual funds (Victory Funds)	$175,308	$116,550	$289,649	$231,723
ETFs (VictoryShares)	9,834	5,515	18,563	10,694
Separate accounts and other vehicles	78,103	49,061	126,096	96,373
Performance-based fees
Mutual funds (Victory Funds III & IV)	1,607	1,949	3,798	3,972
Separate accounts and other vehicles	17,454	88	17,501	186
Total investment management fees	282,306	173,163	455,607	342,948

Fund administration and distribution fees
Administration fees
Mutual funds (Victory Funds)	32,333	26,775	$59,178	$53,109
ETFs (VictoryShares)	1,218	772	2,312	1,516
Distribution fees
Separate accounts and other vehicles	1,033	-	1,033	-
Mutual funds (Victory Funds)	21,552	5,549	26,899	11,132
Transfer agent fees
Mutual funds (Victory Funds III)	12,770	13,362	25,785	26,773
Total fund administration and distribution fees	68,906	46,458	115,207	92,530

Total revenue	$351,212	$219,621	$570,814	$435,478

The following table presents balances of receivables:

(in thousands)	June 30, 2025	December 31, 2024
Customer receivables
Mutual funds (Victory Funds)	$96,430	$59,247
ETFs (VictoryShares)	4,173	3,029
Separate accounts and other vehicles	86,866	37,045
Receivables from contracts with customers	187,469	99,321
Non-customer receivables	17,771	1,346
Total receivables	$205,240	$100,667

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

AUM represents the financial assets the Company manages for clients on either a discretionary or non-discretionary basis. In general, AUM reflects the valuation methodology that corresponds to the basis used for determining revenue such as net asset value for the Victory Funds and certain other pooled funds and account market value for separate accounts. For the Company's private closed-end alternative investment products, AUM represents limited partner capital commitments during the commitment period of the fund. Following the earlier of the termination of the commitment period and the beginning of any commitment period for a successor fund, AUM generally represents, depending on the fund, the lesser of a) the net asset value of the fund and b) the aggregated adjusted cost basis of each unrealized portfolio investment or the limited partner capital commitments reduced by the amount of capital contributions used to make portfolio investments that have been disposed.

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

The Company may waive certain fees for investment management services provided to the Victory Funds, VictoryShares and other pooled investment vehicles and may subsidize certain share classes of the Victory Funds, VictoryShares and other pooled investment vehicles to ensure that specified operating expenses attributable to such share classes do not exceed a specified percentage. These waivers and reimbursements reduce the transaction price allocated to investment management services and are recognized as a reduction to investment management fees revenue. The amounts due to the Victory Funds, VictoryShares Pioneer trusts, and other pooled investment vehicles for waivers and expense reimbursements represent consideration payable to customers, which is recorded in accounts payable and accrued expenses in the unaudited Condensed Consolidated Balance Sheets, and no distinct services are received in exchange for these payments.

Performance-based investment management fees, which include fees under performance fee and fulcrum fee arrangements, are included in the transaction price for providing investment management services. Performance-based investment management fees are calculated as a percentage of investment performance on a client’s account versus a specified benchmark or hurdle based on the terms of the contract with the customer. Performance-based investment management fees are variable consideration and are recognized as revenue when and to the extent that it is probable that a significant reversal of the cumulative revenue for the contractual performance period will not occur. Performance-based investment management fees recognized as revenue in the current period may pertain to performance obligations satisfied in prior periods. Fulcrum fee arrangements include a performance fee adjustment that increases or decreases the total investment management fee depending on whether the assets being managed experienced better or worse investment performance than the index specified in the customer’s contract. The performance fee adjustment arrangements with certain equity and fixed income Victory Funds III and Victory Funds IV are calculated monthly based on the investment performance of those funds relative to their specified benchmark indexes over the discrete performance period ending with that month.

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

NOTE 4. ACQUISITIONS

NEC Acquisition

Under the terms of the purchase agreement for New Energy Capital Partners ("NEC"), which closed on November 1, 2021, the Company will pay up to an additional $35.0 million in cash based on net revenue growth over a six-year period on the private, closed-end alternative investment funds managed by the NEC franchise ("NEC Funds"). The maximum amount of contingent payments, less any contingent payments previously paid, is due upon the occurrence of certain specified events within a five year period following the Start Date.

The Company determined that substantially all of the contingent payments payable per the NEC purchase agreement represent compensation for post-closing services. The Company records compensation expense over the estimated service period in an amount equal to the total contingent payments currently forecasted to be paid.

As of June 30, 2025 and December 31, 2024, the Company determined that the contingent payments are no longer probable of occurring and the liability for NEC contingent payments was zero.

For the three and six months ended June 30, 2024, the Company recorded $0.5 million and $1.5 million, respectively, in NEC contingent payment compensation expense which is included in personnel compensation and benefits in the unaudited Condensed Consolidated Statements of Operations.

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

During the quarter ended June 30, 2025, the Company paid $63.7 million in cash to sellers for the second earn-out period. The estimated fair value of the contingent consideration payable to the sellers was $80.7 million as of June 30, 2025 and $139.9 million as of December 31, 2024, respectively.

For the three and six months ended June 30, 2025, the change in the liability was an increase of $1.1 million and $4.5 million, respectively. For the three and six months ended June 30, 2024, the change in the liability was a decrease of $8.2 million and an increase of $4.0 million, respectively. The impact of decreasing or increasing the valuation of the contingent consideration liability is recorded in change in value of consideration payable for acquisition of business in the unaudited Condensed Consolidated Statements of Operations.

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

Significant inputs to the valuation of contingent consideration payable to sellers as of June 30, 2025 and December 31, 2024 are as follows and are approximate values:

	June 30, 2025	December 31, 2024
Net revenue 5 year average annual growth rate	10%	12%
Market price of risk adjustment for revenue (continuous)	5%	5%
Revenue volatility	20%	21%
Discount rate	6%	7%
Years remaining in earn out period	2.3	2.8
Undiscounted estimated remaining earn out payments $ millions	$89 - $160	$152 - $240

Pioneer Investments

On April 1, 2025, the Company completed the transactions contemplated by the Contribution Agreement with Amundi. The addition of Pioneer Investments as the Company's largest investment franchise meaningfully enhances the Company's scale, expands its global client base and further diversifies its investment capabilities. The fair value of investment management agreements was estimated using a discounted cash flow method and the fair value of the trade names was estimated using a royalty savings method which were prepared with the assistance of an independent valuation firm and approved by management.

In exchange for the contribution of all the shares of the Amundi US to the Company, the Company issued to Amundi (a) 3,293,471 newly issued shares of Common Stock, representing 4.9% of the number of issued and outstanding shares of Common Stock after giving effect to such issuance, and (b) 19,742,300 newly issued shares of Preferred stock, which, together with the shares of Common stock issued to Amundi represented in the aggregate 26.1% of the Company’s fully diluted shares after giving effect to such share issuances. The Preferred stock issued to Amundi includes 14,305,982 shares issued on April 1, 2025 and 5,436,318 shares issued on May 23, 2025 as a true up payment in respect of client consents obtained in the 30 days following the Closing. Closing consideration due to Amundi is subject to a customary post-closing adjustment. On August 1, 2025, in accordance with the terms of the Contribution Agreement, Amundi forfeited its beneficial ownership of 44,026 shares of Preferred stock as a result of a post-closing adjustment to the amount of Preferred stock received by Amundi at the closing of the transaction.

Purchase Price and Preliminary Purchase Price Allocation

The Company accounted for the acquisition in accordance with ASC 805, Business Combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of the transaction. The final purchase price allocation will be determined when the Company has completed the detailed valuations and necessary calculations. The final purchase price allocation could differ materially from the preliminary purchase price allocation and may include changes to various balances, including fixed assets, intangible assets and goodwill. The finalization of the purchase price allocation will not extend beyond the one-year measurement period provided under ASC 805.

Total purchase price consideration was approximately $1,328 million and was settled entirely in Comapny shares. The excess of the preliminary purchase price over the fair value of the identified assets acquired and liabilities assumed is recognized as goodwill and was recorded in the accompanying unaudited Condensed Consolidated Balance Sheets. Goodwill related to the contribution represents cost synergies and enhancements to Victory's existing asset management business and is not deductible for tax purposes. Refer to Note 17, Goodwill and Other Intangible Assets, for further detail. The following table summarizes the preliminary allocation of assets acquired and liabilities assumed based on their fair values at the acquisition date:

(in thousands)	April 1, 2025
Cash and cash equivalents	$53,572
Receivables	47,338
Prepaid expenses	5,673
Investments, at fair value	84,095
Property and equipment, net	19,330
Goodwill	250,995
Other intangible assets	1,278,000
Other assets	34,992
Accounts payable and accrued expenses	(34,128)
Accrued compensation and benefits	(48,427)
Deferred tax liability	(291,588)
Other liabilities	(71,513)
Total purchase price consideration	$1,328,339

Financial Results

Revenue recognized by Pioneer Investments subsequent to the acquisition date of April 1, 2025 for the three months ended June 30, 2025 was as follows:

Three Months Ended
(in millions)	June 30, 2025
Revenue	$140.7

Net income attributable to Pioneer Investments for the three months ended June 30, 2025 is impractical to determine as the Company does not prepare discrete financial information at that level.

The Company's consolidated financial statements for the three months ended June 30, 2025 include operating results of the Amundi US acquired company. The following unaudited pro forma figures give effect to the contribution as if it had occurred on January 1, 2024 and combines the financial results of the Company and Amundi U.S. after adjusting primarily for amortization of intangible assets and additional fixed asset depreciation that would have been expensed assuming the fair value adjustments had been applied on January 1, 2024, net of any tax impact. This unaudited information is for illustrative purposes only and should not be relied upon as indicative of historical results that would have been obtained if the acquisition had occurred on that date, nor of the results that may be obtained in the future.

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
(in millions)	June 30, 2025	June 30, 2025	June 30, 2024	June 30, 2024
Revenue	$351.2	$696.7	$340.5	$665.4
Net Income	$58.7	$112.7	$97.6	$163.7

Acquisition-related and other costs

Acquisition-related costs include legal fees, advisory services, mutual fund proxy voting costs and other one-time expenses related to business combinations. The Company expensed $25.8 million and $34.5 million in acquisition-related costs in the three and six months ended June 30, 2025, respectively. These amounts are included in acquisition-related costs in the unaudited Condensed Consolidated Statements of Operations and relate primarily to the acquisition of Amundi US.

As of June 30, 2025, the Company also incurred $1.4 million of costs directly associated with the issuance of equity in connection with the acquisition of Amundi US. These costs include fees paid to attorneys, accountants, printers and other third parties and are recorded in additional paid-in capital in the unaudited Condensed Consolidated Balance Sheets.

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

The following table presents assets and liabilities measured at fair value on a recurring basis:

	As of June 30, 2025
(in thousands)	Total	Level 1	Level 2	Level 3
Financial Assets
Money market fund	$38,093	$38,093	$-	$-
Investments in proprietary funds	592	592	-	-
Deferred compensation plan investments	95,196	95,196	-	-
Total Financial Assets	$133,881	$133,881	$-	$-
Financial Liabilities
Contingent consideration arrangements	$(80,659)	$-	$-	$(80,659)
Total Financial Liabilities	$(80,659)	$-	$-	$(80,659)

	As of December 31, 2024
(in thousands)	Total	Level 1	Level 2	Level 3
Financial Assets
Money market fund	$110,475	$110,475	$-	$-
Investments in proprietary funds	605	605	-	-
Deferred compensation plan investments	34,608	34,608	-	-
Total Financial Assets	$145,688	$145,688	$-	$-
Financial Liabilities
Contingent consideration arrangements	$(139,894)	$-	$-	$(139,894)
Total Financial Liabilities	$(139,894)	$-	$-	$(139,894)

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

The following table presents the balance of the change in contingent consideration arrangement liabilities for the six months ended June 30, 2025:

(in thousands)	Contingent Consideration Liabilities
Balance, December 31, 2024	$139,894
WestEnd earn-out payment	(63,733)
WestEnd change in fair value measurement	4,498
Balance, June 30, 2025	$80,659

There were no transfers between any of the Level 1, 2 and 3 categories in the fair value measurement hierarchy from December 31, 2024 to June 30, 2025. The Company recognizes transfers at the end of the reporting period.

The net carrying value of accounts receivable and accounts payable approximates fair value due to the short‑term nature of these assets and liabilities. The fair value of our long-term debt as of June 30, 2025 is considered to be its carrying value as the interest rate on the bank debt is variable and approximates current market rates. As a result, Level 2 inputs are utilized to determine the fair value of our long‑term debt.

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

At the Closing, the requisite shareholder consent was not received for open and closed end funds established under certain Pioneer trust entities. To provide continuous and uninterrupted investment advisory services to these trusts following the Closing, VCM was appointed to act as interim Investment Advisor pursuant to Interim Investment Advisory Agreements for a period not to exceed 150 days in accordance with Rule 15a-4 under the 1940 Act. Additionally, Amundi Distributor US, Inc., continued to serve as the underwriter for the open-end funds. For the open-end funds, these arrangements were terminated on June 6, 2025 when VCM obtained the requisite shareholder consent and the open-end funds were reorganized into Victory Portfolios IV. As of June 30, 2025, Pioneer Investments manages $42.5 billion of AUM, as an adviser and sub-adviser for Amundi and its affiliates' UCITS.

Under the Amended and Restated Distribution and Services Agreements, Victory is entitled to a percentage of fee revenues derived from Victory’s products that Amundi distributes outside the United States, and Amundi is entitled to a percentage of fee revenues derived from Amundi’s products that Victory distributes in the United States. The Amended and Restated Distribution and Services Agreements may be terminated under certain limited circumstances.

Additionally, the Company and Amundi also entered into a shareholder agreement (the “Shareholder Agreement”). Pursuant to the terms of the Shareholder Agreement, Amundi will have the right to require Victory to nominate and use reasonable best efforts (subject to applicable law and the exercise of the Victory board’s fiduciary duties) to have two individuals designated by Amundi elected to the Victory Board of Directors.

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
•
All transactions with the Trusts, Amundi Distributor US, Inc., and Amundi and its subsidiaries are included in the balances below.

(in thousands)	June 30, 2025	December 31, 2024
Related party assets
Cash and cash equivalents	$38,093	$110,475
Receivables (investment management fees)	127,820	50,520
Receivables (fund administration and distribution fees)	23,934	16,014
Prepaid expenses	2,461	1,702
Investments (investments in proprietary funds, fair value)	592	605
Investments (deferred compensation plan investments, fair value)	95,003	34,473
Total	$287,903	$213,789

Related party liabilities
Accounts payable and accrued expenses (fund reimbursements)	$7,451	$5,889

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Related party revenue
Investment management fees	$233,164	$131,182	$365,649	$259,517
Fund administration and distribution fees	68,906	46,458	115,207	92,530
Total	$302,070	$177,640	$480,856	$352,047

Related party expense
General and administrative	$176	$106	$337	$218
Distribution and other asset-based expenses	1,005	—	1,190	—
	$1,181	$106	$1,527	$218
Related party other income (expense)
Interest income and other income (expense)	$5,693	$1,282	$6,438	$4,568

NOTE 7. Investments

As of June 30, 2025 and December 31, 2024, the Company had investments in proprietary funds and deferred compensation plan investments. Investments in proprietary funds consist primarily of seed capital investments in certain Victory Funds. Deferred compensation plan investments are held under deferred compensation plans and primarily consist of investments in Victory Funds. The Company has separate deferred compensation plans acquired in connection with the Amundi US acquisition, and these plans were frozen to further participation at the Closing.

Unrealized and realized gains and losses on investments in proprietary funds and deferred compensation plan investments are recorded in earnings as interest income and other income (expense).

Investments in Proprietary Funds

The following table presents a summary of the cost and fair value of investments in proprietary funds:

		Gross Unrealized		Fair
(in thousands)	Cost	Gains	(Losses)	Value
As of June 30, 2025	$594	$51	$(53)	$592
As of December 31, 2024	621	46	(62)	605

The following table presents proceeds from sales of investments in proprietary funds and realized gains and losses recognized during the three and six months ended June 30, 2025:

	Sale	Realized
(in thousands)	Proceeds	Gains	(Losses)
For the three months ended June 30, 2025	$17	$—	$(15)
For the six months ended June 30, 2025	54	—	(15)

There were no sales of investments in proprietary funds and realized gains and losses during the three and six months ended June 30, 2024.

Deferred Compensation Plan Investments

The following table presents a summary of the cost and fair value of deferred compensation plan investments:

		Gross Unrealized		Fair
(in thousands)	Cost	Gains	(Losses)	Value
As of June 30, 2025	$91,763	$3,951	$(518)	$95,196
As of December 31, 2024	33,224	1,802	(418)	34,608

The following table presents proceeds from sales of deferred compensation plan investments and realized gains and losses recognized during the three and six months ended June 30, 2025 and 2024:

	Sale	Realized
(in thousands)	Proceeds	Gains	(Losses)
For the three months ended June 30, 2025	$55,977	$1,039	$(624)
For the three months ended June 30, 2024	790	59	(17)

For the six months ended June 30, 2025	$57,371	$1,243	$(633)
For the six months ended June 30, 2024	1,089	81	(22)

NOTE 8. Income Taxes

The effective tax rate for the three and six months ended June 30, 2025 and 2024 differs from the United States federal statutory rate primarily as a result of state and local income taxes, excess tax benefits on share-based compensation and certain non-deductible expenses.

For the three months ended June 30, 2025 and 2024, the provision for income taxes was $28.3 million and $21.5 million, or 32.5% and 22.5%, of pre-tax income, respectively. For the six months ended June 30, 2025 and 2024, the provision for income taxes was $46.7 million and $37.7 million, or 27.9% and 22.5% of pre-tax income, respectively.

The effective tax rates for the three and six months ended June 30, 2025 were higher than the effective tax rates for the same periods in 2024 due to decreased excess tax benefits on share-based compensation and increased non-deductible expenses. The increase in non-deductible expenses was primarily driven by $27.3 million of gross non-deductible transaction costs that were incurred related to the Amundi US acquisition.

No valuation allowance was recorded for deferred tax assets in the period ended June 30, 2025 and 2024.

On July 4, 2025, new U.S tax legislation was signed into law (known as the "One Big Beautiful Bill Act" or "OBBBA") which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions. The Company is currently evaluating the impact of the new legislation.

NOTE 9. Debt

The following table presents the components of long-term debt in the unaudited Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024.

	June 30, 2025			December 31, 2024
(in thousands)	Amount	Interest Rate	Effective Interest Rate	Amount	Interest Rate	Effective Interest Rate
Term Loans
Due July 2026	$624,693	6.61%	7.01%	$624,693	6.93%	7.33%
Due December 2028	347,496	6.61%	6.93%	347,496	6.93%	7.26%
Term loan principal outstanding	972,189			972,189
Unamortized debt issuance costs	(4,710)			(5,935)
Unamortized debt discount	(1,805)			(2,392)
Long-term debt, net	$965,674			$963,862

The Company elects to use three-month Term SOFR plus a ten-point credit spread adjustment plus the margin on SOFR required by the 2019 Credit Agreement to pay interest on its debt.

The 2019 Credit Agreement contains customary affirmative and negative covenants, including covenants that affect, among other things, the ability of the first lien leverage ratio, measured as of the last day of each fiscal quarter on which outstanding borrowings under the revolving credit facility exceed 35.0% of the commitments thereunder (excluding certain letters of credit), of no greater than 3.80 to 1.00. As of June 30, 2025, there were no outstanding borrowings under the revolving credit facility and the Company was in compliance with its financial performance covenant.

There were no repayments of outstanding term loans under the 2019 Credit Agreement during the three and six months ended June 30, 2025.

Repayments of outstanding term loans under the 2019 Credit Agreement totaled $9.5 million for the three and six months ended June 30, 2024. The Company recognized a loss on debt extinguishment of $0.1 million in the three and six months ended June 30, 2024, due to the repayments of term loan principal.

The following table presents the components of interest expense and other financing costs on the unaudited Condensed Consolidated Statements of Operations for the periods ended June 30, 2025 and 2024.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Interest expense	$16,247	$19,202	$32,437	$38,665
Amortization of debt issuance costs	755	802	1,504	1,557
Amortization of debt discount	295	301	587	603
Amortization of deferred gain on terminated interest rate swap	(4,154)	(4,155)	(8,263)	(8,309)
Other	91	129	180	249
Total	$13,234	$16,279	$26,445	$32,765

NOTE 10. Equity

Shares Rollforward

The following tables present the changes in the number of shares of preferred and common stock issued and repurchased (in thousands):

	Shares of Preferred Stock Issued	Shares of Common Stock Issued	Shares of Treasury Stock
Balance, December 31, 2024	—	83,948	(20,295)
Issuance of shares	—	1	—
Vesting of restricted share grants	—	384	—
Exercise of options	—	43	—
Shares withheld related to net settlement of equity awards	—	—	(156)
Balance, March 31, 2025	—	84,376	(20,451)
Issuance of shares	—	2	—
Repurchase of shares	—	—	(342)
Vesting of restricted share grants	—	29	—
Exercise of options	—	49	—
Issuance of stock in connection with the acquisition of Amundi US	19,742	3,293	—
Shares withheld related to net settlement of equity awards	—	—	(30)
Balance, June 30, 2025	19,742	87,749	(20,823)

	Shares of Preferred Stock Issued	Shares of Common Stock Issued	Shares of Treasury Stock
Balance, December 31, 2023	—	82,404	(18,150)
Issuance of shares	—	2	—
Vesting of restricted share grants	—	382	—
Exercise of options	—	378	—
Shares withheld related to net settlement of equity awards	—	—	(345)
Balance, March 31, 2024	—	83,166	(18,495)
Issuance of shares	—	1	—
Vesting of restricted share grants	—	18	—
Exercise of options	—	269	—
Shares withheld related to net settlement of equity awards	—	—	(151)
Balance, June 30, 2024	—	83,454	(18,646)

Shares Repurchased and Withheld

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

During both the three and six months ended June 30, 2025, the Company repurchased 0.3 million, which does not include 0.1 million shares at a cost of $4.2 million pending settlement during the third quarter of 2025, of Common Stock at a total cost of $21.4 million for an average price of $62.53 per share. During the same periods in 2024, no shares were repurchased.

As of June 30, 2025, $178.6 million was available for future repurchases under the 2025 Share Repurchase Program, and a cumulative total of 13.0 million shares of Common Stock had been repurchased under programs authorized by the Company’s Board of Directors at a total cost of $413.0 million for an average price of $31.75 per share.

Shares Withheld for net settlement of employee equity awards

During the three months ended June 30, 2025, the Company net settled 0.03 million shares of Common Stock for $1.8 million to satisfy $1.4 million in employee tax obligations and $0.4 million in employee stock option exercise prices. During the same period in 2024, 0.2 million shares were net settled for $7.4 million to satisfy $5.3 million of employee tax obligations and $2.1 million of employee stock option exercise prices.

During the six months ended June 30, 2025, the Company net settled 0.2 million shares of Common Stock for $11.0 million to satisfy $10.2 million in employee tax obligations and $0.8 million in employee stock option exercise prices. During the same period in 2024, 0.5 million shares were net settled for $20.7 million to satisfy $15.6 million of employee tax obligations and $5.1 million of employee stock option exercise prices.

Dividend Payments

Dividends paid for the three and six months ended June 30, 2025 totaled $42.6 million and $72.5 million, respectively, relating to quarterly dividends declared by the Company's Board of Directors. Dividends paid related to dividends previously declared upon vesting of restricted stock totaled $1.1 million for both the three and six months ended June 30, 2025, respectively.

Dividends paid for the three and six months ended June 30, 2024 totaled $21.6 million and $45.6 million, respectively, relating to quarterly dividends declared by the Company's Board of Directors. Dividends paid related to dividends previously declared upon vesting of restricted stock were zero and $0.8 million for the three and six months ended June 30, 2024, respectively.

Issuance of stock in connection with the acquisition of Amundi US

In exchange for the contribution of all the shares of the Amundi US to the Company, during the period ended June 30, 2025, the Company issued to Amundi (a) 3.3 million shares of Common Stock and (b) 19.7 million newly issued shares of Preferred Stock. Refer to Note 4, Acquisitions, for further detail.

NOTE 11. Share‑Based Compensation

Current Period Activity

During the three months ended June 30, 2025, the Company issued restricted stock awards for 276,880 shares of Common Stock, of which awards for 5,128 shares were fully vested on the grant date, awards for 3,002 shares vest ratably over two years, awards for 168,174 shares vest ratably over three years, awards for 48,701 shares vest ratably over four years, awards for 39,700 shares cliff vest after two years and 12,175 restricted shares that vest 50% over two years and 50% over three years.

For the six months ended June 30, 2025, the Company issued restricted stock awards for 675,305 shares of Common Stock, of which awards for 9,209 shares were fully vested on the grant date, awards for 48,550 shares vest ratably over two years, awards for 265,635 shares vest ratably over three years, awards for 300,036 shares vest ratably over four years, awards for 39,700 shares cliff vest after two years and 12,175 restricted shares that vest 50% over two years and the 50% over three years.

Stock option award and restricted stock award activity during the six months ended June 30, 2025 and 2024 was as follows:

	Shares Subject to Stock Option Awards
	Six Months Ended June 30,
	2025			2024
	Avg wtd	Avg wtd		Avg wtd	Avg wtd
	grant-date	exercise		grant-date	exercise
	fair value	price	Units	fair value	price	Units
Outstanding at beginning of period	$5.08	$9.94	720,415	$4.68	$8.76	1,801,853
Forfeited	—	—	—	—	—	—
Exercised	4.91	9.39	(91,676)	4.44	8.26	(646,698)
Outstanding at end of period	$5.10	$10.02	628,739	$4.82	$9.04	1,155,155
Vested	$5.20	$10.33	452,541	$4.81	$9.01	978,957
Unvested	4.85	9.23	176,198	4.85	9.23	176,198

	Restricted Stock Awards
	Six Months Ended June 30,
	2025		2024
	Avg wtd grant-		Avg wtd grant-
	date fair value	Units	date fair value	Units
Unvested at beginning of period	$36.67	911,242	$30.39	853,748
Granted	59.19	675,305	40.11	473,633
Vested	34.23	(412,880)	30.72	(400,037)
Forfeited	31.00	(23,787)	33.76	(8,041)
Unvested at end of period	$50.88	1,149,880	$35.23	919,303

Share-Based Compensation Expense

The Company recorded $5.7 million and $3.7 million of share-based compensation expense in the three months ended June 30, 2025 and 2024, respectively, and $9.2 million and $7.7 million of share-based compensation expense in the six months ended June 30, 2025 and 2024, respectively, in personnel compensation and benefits in the unaudited Condensed Consolidated Statements of Operations.

NOTE 12. Earnings Per Share

The following table sets forth the reconciliation of basic earnings per share and diluted earnings per share from net income for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands except per share amounts)	2025	2024	2025	2024
Numerator for earnings per common share:
Net Income	$58,734	$74,251	$120,709	$129,942
Preferred stock dividends	(9,673)	-	(9,673)	-
Net income attributable to preferred stockholders	(2,985)	-	(5,334)	-
Income attributable to common stockholders for basic earnings per share(1)	$46,076	$74,251	$105,702	$129,942
Allocation adjustment to income attributable to preferred stockholders(2)	26	—	62	—
Income attributable to common stockholders for diluted earnings per share	$46,102	$74,251	$105,764	$129,942
Denominator for earnings per common share:
Basic: Weighted average number of shares outstanding	67,239	64,734	65,484	64,561
Plus: Incremental shares from assumed conversion of dilutive instruments	742	1,341	874	1,464
Diluted: Weighted average number of shares outstanding	67,980	66,075	66,358	66,025
Earnings per share
Basic:	$0.69	$1.15	$1.61	$2.01
Diluted:	$0.68	$1.12	$1.59	$1.97
(1)
Under the two-class method, total dividends provided to and undistributed earnings allocated to the preferred stockholders are subtracted from net income in determining income attributable to common stockholders.
(2)
This amount reflects the impact of reversing undistributed earnings allocated to preferred stockholders in the basic earnings per share calculation and reallocating undistributed earnings to preferred stockholders and common stockholders including the impact of dilutive instruments.

Outstanding instruments excluded from the computation of weighted average shares for diluted earnings per share because the effect would be anti-dilutive were de minimis for the three and six months ended June 30, 2025 and 2024. Holders of non-vested share-based compensation awards do not have rights to receive nonforfeitable dividends on the shares covered by the awards.

NOTE 13. Accumulated Other Comprehensive Income (Loss)

The following table presents changes in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2025 and 2024.

		Cumulative
	Cash Flow	Translation
(in thousands)	Hedges (1)(2)	Adjustment	Total
Balance, December 31, 2024	$18,853	$(170)	$18,683
Other comprehensive income before reclassification and tax	—	457	457
Tax impact	—	(112)	(112)
Reclassification adjustments, before tax	(8,263)	—	(8,263)
Tax impact	2,014	—	2,014
Net current period other comprehensive income (loss)	(6,249)	345	(5,904)
Balance, June 30, 2025	$12,604	$175	$12,779
Balance, December 31, 2023	$31,460	$(132)	$31,328
Other comprehensive loss before reclassification and tax	—	(34)	(34)
Tax impact	—	8	8
Reclassification adjustments, before tax	(8,309)	—	(8,309)
Tax impact	2,031	—	2,031
Net current period other comprehensive loss	(6,278)	(26)	(6,304)
Balance, June 30, 2024	$25,182	$(158)	$25,024
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

The deferred gain on the termination of the Swap is being amortized on a straight-line basis through July 1, 2026 and is included in interest expense and other financing costs on the unaudited Condensed Consolidated Statements of Operations. For the three months ended June 30, 2025 and 2024, the Company recorded $4.2 million in amortization of deferred gain on Swap monetization. For the six months ended June 30, 2025 and 2024, the Company recorded $8.3 million in amortization of deferred gain on Swap monetization. As of June 30, 2025 and December 31, 2024, the unamortized deferred gain on Swap monetization was $16.7 million and $24.9 million, respectively, before tax.

The following tables summarize the classification of the Swap in our unaudited condensed financial statements (in thousands):

		Three Months Ended		Six Months Ended
		June 30,		June 30,
Statement of Operations	Description	2025	2024	2025	2024
Interest expense and other financing costs	Reclassification from AOCI – Amortization of Swap deferred gain	4,154	4,155	$8,263	8,309

		Three Months Ended		Six Months Ended
		June 30,		June 30,
Statements of Comprehensive Income	Description	2025	2024	2025	2024
Other comprehensive income (loss)	Amortization of deferred gain on terminated Swap, net of tax	(3,145)	(3,139)	$(6,249)	(6,278)

NOTE 15. LEASES

The Company determines if a contract is a lease at inception. We have leases primarily for office facilities and information technology equipment. All of our leases are classified as operating leases.

Supplemental balance sheet information related to the Company’s operating leases as of June 2025 and December 31, 2024 was as follows (in thousands):

	June 30, 2025	December 31, 2024
Operating lease right-of-use ("ROU") assets(1)	$51,861	$19,839
Current portion of operating lease liabilities(2)	6,680	2,932
Noncurrent portion of operating lease liabilities(2)	41,327	17,939
Total operating lease liabilities	$48,007	$20,871

(1) ROU assets are recorded in other assets on the unaudited Condensed Consolidated Balance Sheets.

(2) Current portion and noncurrent portion of operating lease liabilities are recorded in other liabilities on the unaudited Condensed Consolidated Balance Sheets.

	June 30, 2025	December 31, 2024
Weighted-average remaining lease term	6.7 years	8.3 years
Weighted-average discount rate	6.1%	6.7%

The components of lease expense and other lease information as of and during the three and sixth month periods ended June 2025 and 2024 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$2,623	$1,268	$3,806	$2,608
Short-term lease cost	—	—	—	—
Variable lease cost	1,520	468	1,843	991
Gross lease cost	$4,143	$1,736	$5,649	$3,599
Sub-lease income	(15)	(214)	(30)	(436)
Net lease cost	$4,128	$1,522	$5,619	$3,163

Other lease information
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows for operating leases	$2,503	$1,408	$3,604	$2,844

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

The following table summarizes the maturity of our operating lease liabilities as of June 30, 2025 (in thousands):

As of June 30, 2025
2025	$4,577
2026	9,441
2027	9,102
2028	8,592
2029	8,277
Thereafter	19,458
Total undiscounted lease payments	59,447
Less: imputed interest	11,440
Total lease liabilities	$48,007

NOTE 16. Property and Equipment

The following table presents property and equipment as of June 30, 2025 and December 31, 2024:

(in thousands)	June 30, 2025	December 31, 2024
Equipment and implementation costs	$44,752	$41,713
Leasehold improvements	19,225	4,278
Furniture and fixtures	5,992	2,782
Total	69,969	48,773
Accumulated depreciation and amortization	(41,931)	(36,899)
Total property and equipment, net	$28,038	$11,874

Depreciation and amortization expense for property and equipment was $3.2 million and $5.4 million for the three and six months ended June 30, 2025, respectively. Depreciation and amortization expense for property and equipment was $2.3 million and $4.5 million for the three and six months ended June 30, 2024, respectively.

NOTE 17. Goodwill and Other Intangible Assets

The following table presents changes in the goodwill balance for the periods ended June 30, 2025 and December 31, 2024:

(in thousands)	June 30, 2025	December 31, 2024
Balance, beginning of period	$981,805	$981,805
Goodwill recorded in Amundi US acquisition	250,995	—
Balance, end of period	$1,232,800	$981,805

There were no impairments to goodwill recognized during periods ended June 30, 2025 or June 30, 2024.

Identifiable Intangible Assets

The following table presents a summary of indefinite‑lived intangible assets by type:

	Fund Advisory, Transfer
	Agent and Distribution	Trade
(in thousands)	Contracts	Names	Totals
December 31, 2024 balance	$1,113,000	$16,800	$1,129,800
Amundi US Acquisition	949,000	17,000	966,000
June 30, 2025 balance	$2,062,000	$33,800	$2,095,800

There were no impairments to indefinite-lived intangible assets recognized during the periods ended June 30, 2025 or June 30, 2024.

The following table presents a summary of definite‑lived intangible assets by type:

		Fund
	Customer	Advisory	Trade
(in thousands)	Relationships	Contracts	Names	Totals
Gross book value - December 31, 2024	$310,286	$—	$45,462	$355,748
Accumulated amortization	(182,925)	—	(42,009)	(224,934)
Net book value - December 31, 2024	$127,361	$—	$3,453	$130,814
Weighted average useful life (yrs)	6.5	—	2.3	6.2
Gross book value - June 30, 2025	$387,286	$247,068	$45,462	$679,816
Accumulated amortization	(197,192)	(20,675)	(42,745)	(260,611)
Net book value - June 30, 2025	$190,094	$226,393	$2,717	$419,205
Weighted average useful life (yrs)	5.1	6.6	1.8	5.7

The Company recorded $77.0 million of definite-lived intangible assets related to customer relationships with weighted average useful lives 4.4 years and $235 million of definite-lived intangible assets related to fund advisory contracts with weighted average useful lives of 6.9 years as a result of the Amundi US acquisition, which is included as a component of other intangible assets, net in the accompanying unaudited Condensed Consolidated Balance Sheets.

Amortization expense is recorded in depreciation and amortization in the accompanying unaudited Condensed Consolidated Statements of Operations for definite‑lived intangible assets and was $18.6 million and $23.8 million, respectively, for the three and six months ended June 30, 2025. Amortization expense related to definite-lived intangible assets was $5.3 million and $10.6 million, respectively, for the three and six months ended June 30, 2024. There were no impairments to definite-lived intangible assets recognized during the periods ended June 30, 2025 or 2024.

The following table presents estimated amortization expense for definite‑lived intangible assets for each of the five succeeding years and thereafter:

2025	$36,692
2026	73,036
2027	71,952
2028	70,007
2029	60,204
Thereafter	107,314
Total	$419,205

NOTE 18. SEGMENT REPORTING

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

The Company provides investment management services and products to institutional, intermediary, retirement platforms and individual investors. The presentation of financial results as one reportable segment is consistent with the way discrete financial information is available that is regularly provided to our Chief Executive Officer, the Chief Operating Decision Maker ("CODM"). When making decisions about allocating resources, assessing performance, and understanding how our long-term organic revenue growth is driven by investment decisions our CODM considers the impact on consolidated, entity-wide performance and financial results.

Supplemental information related to significant segment expenses included the Consolidated Statements of Operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Salaries, payroll related taxes and employee benefits	$41,407	$21,248	$63,152	$45,724
Incentive compensation	38,116	24,505	61,783	48,448
Sales-based compensation(1)	10,612	5,616	17,832	11,695
Equity awards granted to employees and directors(2)	5,658	3,765	9,162	7,734
Acquisition and transaction-related compensation(3)	13,125	526	13,125	1,513
Total personnel compensation and benefits expense	$108,918	$55,660	$165,054	$115,114

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Broker-dealer distribution fees	$20,833	$4,969	$25,633	$10,011
Platform distribution fees	31,444	22,287	53,055	44,415
Sub-administration	5,274	4,176	9,664	8,277
Sub-advisory	1,678	2,342	3,550	4,678
Middle-office	2,810	2,700	5,614	5,356
Total distribution and other asset-based expenses	$62,039	$36,474	$97,516	$72,737

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
(3)
Acquisition and transaction-related compensation costs for the three and six months ended June 30, 2025 primarily consists of vesting of certain Amundi US deferred compensation awards for former Amundi US employees.

Substantially all of the Company’s identifiable assets are located in the United States. In addition, we have historically derived substantially all of our revenue from clients in the United States.

NOTE 19. RESTRUCTURING AND INTEGRATION

In connection with business combinations, asset purchases and changes in business strategy, the Company incurs costs integrating investment platforms, products and personnel into existing systems, processes and service provider arrangements and restructuring the business to capture operating expense synergies.

The following table presents a rollforward of restructuring and integration liabilities, which as of June 30, 2025 and December 30, 2024 were included in accounts payable and accrued expenses in the accompanying unaudited Condensed Consolidated Balance Sheets.

Restructuring and
(in thousands)	Integration Costs
Liability Balance, December 31, 2024	$182
Severance expense	10,975
Integration and other costs	4,184
Restructuring and integration costs	15,159
Settlement of liabilities	(11,012)
Liability Balance, June 30, 2025	$4,329

NOTE 20. SUBSEQUENT EVENTS

Quarterly Cash Dividends

On August 7, 2025, the Company’s Board of Directors ("the Board") approved a regular quarterly cash dividend of $0.49 per share. The dividend is payable on September 25, 2025, to shareholders of record on September 10, 2025.

Share Repurchase Program

On August 7, 2025, the Board authorized an increase in the 2025 Share Repurchase Program from $200.0 million to up to $500.0 million through December 31, 2027.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to the “Company,” “Victory,” or in the first-person notations of “we,” “us,” and “our” shall mean Victory Capital Holdings, Inc., a Delaware corporation, and its wholly-owned subsidiaries.

Objective

The objective of this section of the Quarterly Report on Form 10-Q is intended to provide a discussion and analysis, from management’s perspective, of the key performance indicators and material information necessary to assess our financial condition and results of operations for the three and six months ended June 30, 2025 and 2024 and cash flows for the six months ended June 30, 2025 and 2024. In addition, we also discuss the Company’s contractual and off-balance sheet arrangements. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2024. This discussion and analysis contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2024.

Overview

Our Business – Victory is a diversified global asset management firm with total client assets of $301.6 billion, assets under management of $298.6 billion and other assets of $3.0 billion as of June 30, 2025. The Company operates a next-generation business model combining boutique investment qualities with the benefits of an integrated, centralized operating and distribution platform.

The Company provides specialized investment strategies to institutions, intermediaries, retirement platforms and individual investors with multiple autonomous Investment Franchises and a Solutions Platform. Victory Capital offers a wide array of investment products, including actively and passively managed mutual funds, rules-based and active exchange traded funds (“ETFs”), institutional separate accounts, variable insurance products (“VIPs”), alternative investments, private closed end funds, and a 529 Education Savings Plan. Victory Capital’s strategies are also offered through third-party investment products, including mutual funds, third-party ETF model strategies, retail separately managed accounts (“SMAs”) and unified managed accounts (“UMAs”) through wrap account programs, Collective Investment Trusts (“CITs”), and undertakings for the collective investment in transferable securities (“UCITS”) and other pooled funds. As of June 30, 2025, our Franchises and our Solutions Platform collectively managed a diversified set of 196 investment strategies for a wide range of institutional and retail clients and direct investors.

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

Pioneer Investments

On July 8, 2024, the Company, Amundi Asset Management S.A.S ("Amundi'), and, solely for certain provisions thereof, Amundi S.A., (“Amundi Parent,” and together with Amundi, the “Amundi Parties”) entered into the Contribution Agreement (the “Contribution Agreement”) to combine Amundi’s U.S. business into the Company. The addition of Amundi U.S. as the Company's largest Investment Franchise meaningfully enhances the Company's scale, expands its global client base and further diversifies its investment capabilities.

Amundi U.S., based in Boston, Massachusetts, was a wholly owned subsidiary of Amundi, and specializes in providing and distributing investment solutions to a wide range of clients and investors, including institutional investors, corporations, central banks, sovereign wealth funds, and individual investors.

On April 1, 2025, the Company completed the transactions contemplated by the Contribution Agreement (the “Contribution”) and reintroduced the brand Pioneer Investments ("Pioneer" or "Pioneer Investments") for the acquired business and investment products. In exchange for the contribution of all the shares of the Amundi US to the Company, the Company issued to Amundi (a) 3,293,471 newly issued shares of Common Stock, representing 4.9% of the number of issued and outstanding shares of Common Stock after giving effect to such issuance, and (b) 19,742,300 newly issued shares of Preferred Stock, which, together with the shares of Common Stock issued to Amundi represented in the aggregate 26.1% of the Company’s fully diluted shares after giving effect to such share issuances. The Preferred Stock issued to Amundi includes 14,305,982 shares issued on April 1, 2025 and 5,436,318 shares issued on May 23, 2025 as a true up payment in respect of client consents obtained in the 30 days following the Closing. Closing consideration due to Amundi is subject to a customary post-closing adjustment, which has not yet been determined. VCM serves as the investment adviser and provides mutual fund administration services for the Pioneer mutual funds under Victory Portfolio IV and Victory Variable Insurance Funds II. VCS serves as the distributor to Victory Portfolios IV and Victory Variable Insurance Funds II. The sequential results reflect include Pioneer Investments as of April 1, 2025, which significantly impacted our financial results for the three and six months ended June 30, 2025 when compared to the comparable periods. Refer to Note 4, Acquisitions, for further details related to the acquisition.

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

We have clients spanning 60 countries and manage approximately $50 billion in AUM for non-US investors. Through our exclusive global distribution agreement with Amundi, we have access to 35 countries and 1,000 third-party distributors in 20 countries. Professionals within our institutional and retail distribution channels, direct investor business and marketing organization sell our products through our centralized distribution model. Our institutional sales team focuses on cultivating relationships with institutional consultants, who account for the majority of the institutional market, as well as asset allocators seeking sub-advisers. Our retail sales team offers intermediary and retirement platform clients, including broker-dealers, retirement platforms and RIA networks, mutual funds and ETFs as well as SMAs through wrap fee programs and access to our investment models through UMAs. Our direct investor business serves the investment needs of individual clients.

We have grown our total client assets from $17.9 billion following the management-led buyout with Crestview GP in August 2013 to $301.6 billion at June 30, 2025. We attribute this growth to our success in sourcing acquisitions and evolving them into organic growers, generating strong investment returns, and developing institutional, retail, and direct investor channels with deep penetration.

Business Highlights

Assets under management:

•
AUM at June 30, 2025 increased by $131.1 billion, or 78.3%, to $298.6 billion from $167.5 billion at March 31, 2025, due to the combination of $114 billion of AUM acquired from Pioneer Investments as well as $20.2 billion of market appreciation partially offset by $0.8 billion of net outflows.
•
AUM at June 30, 2025 and 2024 was $298.6 billion and $168.7 billion, respectively. We generated $15.7 billion in gross flows and $0.8 billion in net outflows for the three months ended June 30, 2025 compared to $6.1 billion in gross flows and $1.7 billion in net outflows for the same period in 2024.
•
AUM at June 30, 2025 and 2024 was $298.6 billion and $168.7 billion, respectively. We generated $25.2 billion in gross flows and $2.1 billion in net outflows for the six months ended June 30, 2025 compared to $13.3 billion in gross flows and $2.9 billion in net outflows for the same period in 2024. Net flows for the six months ended June 30, 2025 were comprised of $1.9 billion and $0.2 billion of net long-term and short-term outflows, respectively.

Investment performance:

•
57 of our Victory Capital mutual funds and ETFs had overall Morningstar ratings of four or five stars and 64% of our fund and ETF AUM were rated four or five stars overall by Morningstar. 56% of our strategies by AUM had investment returns in excess of their respective benchmarks over a one-year period, 58% over a three-year period, 67% over a five-year period and 73% over a ten-year period. On an equal-weighted basis, 56% of our strategies have outperformed their benchmarks over a one-year period, 60% over a three-year period, 67% over a five-year period and 66% over a ten-year period.

Financial highlights:

•
Total revenue for the three months ended June 30, 2025 was $351.2 million compared to $219.6 million for the same period in 2024. For the six months ended June 30, 2025 and 2024, total revenue was $570.8 million and $435.5 million, respectively.
•
Net income was $58.7 million for the three months ended June 30, 2025 compared to $74.3 million for the same period in 2024. For the six months ended June 30, 2025 and 2024, net income was $120.7 million and $129.9 million, respectively.
•
Adjusted EBITDA was $178.5 million for the three months ended June 30, 2025, or 50.8% of revenue, compared to $116.5 million, or 53.0% of revenue, for the same period in 2024. For the six months ended June 30, 2025, Adjusted EBITDA was $294.9 million, or 51.7% of revenue, compared to $228.9 million, or 52.6% of revenue, for the same period in 2024. Refer to “Supplemental Non-GAAP Financial Information” for further information about the Adjusted EBITDA calculation and reconciliation of generally accepted accounting principles (“GAAP”) net income to Adjusted EBITDA.
•
Adjusted Net Income with tax benefit was $132.8 million for the three months ended June 30, 2025 compared to $86.6 million for the three months ended June 30, 2024. For the six months ended June 30, 2025, Adjusted Net Income with tax benefit was $220.9 million compared to $169.0 million for the same period in 2024. Refer to “Supplemental Non-GAAP Financial Information” for further information about the Adjusted Net Income calculation and reconciliation of GAAP net income to Adjusted Net Income.

Key Performance Indicators

The following table is a summary of key performance indicators utilized by management to assess results of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions, except for basis points, percentages, and per share amounts)	2025	2024	2025	2024
AUM at period end	$298,563	$168,681	$298,563	$168,681
Average AUM	284,977	167,484	229,383	165,508
Gross flows	15,731	6,067	25,217	13,255
AUM net short-term flows	(144)	(43)	(188)	(142)
AUM net long-term flows	(660)	(1,701)	(1,865)	(2,729)
AUM net flows	(804)	(1,744)	(2,053)	(2,871)
Total revenue	351.2	219.6	570.8	435.5
Revenue realization on average AUM	49.4 bps	52.6 bps	50.1 bps	52.8bps
Net income	58.7	74.3	120.7	129.9
Adjusted EBITDA(1)	178.5	116.5	294.9	228.9
Adjusted EBITDA margin(2)	50.8%	53.0%	51.7%	52.6%
Adjusted net income(1)	122.5	76.5	200.5	149.1
Tax benefit of goodwill and acquired intangibles(3)	10.3	10.1	20.4	19.9
Adjusted net income with tax benefit per diluted share(4)	1.57	1.31	2.96	2.56

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

(4) The Company includes participating securities in its computation of adjusted earnings per diluted share, including 19.7 million shares of Series A Non-Voting Convertible Preferred Stock.

The following table presents a reconciliation of our total client assets(1) as of the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Beginning AUM	$167,468	$170,342	$171,930	$161,322
Beginning other assets	3,967	5,117	4,165	5,289
Beginning total client assets	171,435	175,459	176,096	166,611

AUM net cash flows	(804)	(1,744)	(2,053)	(2,871)
Other assets net cash flows	(1,170)	18	(1,446)	(506)
Total client assets net cash flows	(1,973)	(1,727)	(3,499)	(3,377)

AUM market appreciation (depreciation)	20,247	83	17,075	10,261
Other assets market appreciation (depreciation)	253	(40)	331	311
Total client assets market appreciation (depreciation)	20,500	43	17,406	10,572

AUM realizations and distributions	(3)	—	(24)	—
Acquired & divested assets / Net transfers(2)	111,654	(1)	111,634	(31)

Ending AUM	298,563	168,681	298,563	168,681
Ending other assets	3,050	5,094	3,050	5,094
Ending total client assets	301,613	173,775	301,613	173,775
Average total client assets	288,568	172,392	233,209	170,629

(1) Includes low-fee (2 to 4 bps) institutional assets, previously reported in the Solutions asset class within the by asset class table and in Separate Accounts and Other Pooled Vehicles within the by vehicle table. These assets are included as part of Victory’s Regulatory Assets Under Management reported in Form ADV Part 1.

(2) Includes the impact of Pioneer Investments as of April 1, 2025, increasing the Company's AUM by $114 billion.

The following table presents a reconciliation of our total AUM(1) as of the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Beginning AUM	$167,468	$170,342	$171,930	$161,322
Gross client cash inflows	15,731	6,067	25,217	13,255
Gross client cash outflows	(16,534)	(7,812)	(27,270)	(16,126)
Net client cash flows	(804)	(1,744)	(2,053)	(2,871)
Market appreciation (depreciation)	20,247	83	17,075	10,261
Realizations and distributions	(3)	—	(24)	—
Acquired & divested assets / Net transfers(2)	111,654	(1)	111,634	(31)
Ending AUM	298,563	168,681	298,563	168,681
Average AUM	284,977	167,484	229,383	165,508

(1) Total AUM includes both discretionary assets under management and non-discretionary assets under advisement and excludes other assets.

(2) Includes the impact of Pioneer Investments as of April 1, 2025, increasing the Company's AUM by $114 billion.

The following table presents a reconciliation of our other assets (institutional)(1) as of the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Beginning other assets (institutional)	$3,967	$5,117	$4,165	$5,289
Gross client cash inflows	—	467	—	467
Gross client cash outflows	(1,170)	(449)	(1,446)	(973)
Net client cash flows	(1,170)	18	(1,446)	(506)
Market appreciation (depreciation)	253	(40)	331	311
Realizations and distributions	—	—	—	—
Acquired & divested assets / Net transfers	—	—	—	—
Ending other assets (institutional)	3,050	5,094	3,050	5,094
Average other assets (institutional)	3,591	4,909	3,826	5,120

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

The following table presents our AUM by asset class as of the dates indicated:

	As of
	June 30,
(in millions)	2025	2024
Solutions	$79,988	$58,936
Fixed Income	79,752	24,398
U.S. Mid Cap Equity	31,643	31,015
U.S. Small Cap Equity	13,140	15,182
Global / Non-U.S. Equity	25,576	18,459
U.S. Large Cap Equity	61,844	13,983
Alternative Investments	2,986	3,390
Total Long-Term Assets	294,930	165,362
Money Market & Short-Term Assets	3,633	3,320
Total AUM(1)(2)	$298,563	$168,681

(1) Total AUM includes both discretionary assets under management and non-discretionary assets under advisement and excludes other assets.

(2) Includes the impact of Pioneer Investments as of April 1, 2025, increasing the Company's AUM by $114 billion.

The following tables summarize our asset flows by asset class for the periods indicated:

	U.S. Mid	U.S. Small		U.S. Large	Global /				Money
	Cap	Cap	Fixed	Cap	Non-U.S.		Alternative	Total	Market /
(in millions)	Equity	Equity	Income	Equity	Equity	Solutions	Investments	Long-term	Short-term	Total AUM(1)
For the Three Months Ended June 30, 2025
Beginning AUM	$28,964	$13,182	$24,157	$13,104	$18,334	$63,378	$2,945	$164,064	$3,404	$167,468
Gross client cash inflows	850	457	6,014	2,266	1,520	4,093	222	15,423	308	15,731
Gross client cash outflows	(1,597)	(740)	(6,012)	(3,385)	(1,373)	(2,742)	(233)	(16,083)	(451)	(16,534)
Net client cash flows	(748)	(284)	2	(1,118)	147	1,351	(11)	(660)	(144)	(804)
Market appreciation / (depreciation)	1,233	385	1,172	7,482	3,263	6,620	55	20,210	37	20,247
Realizations and distributions	—	—	—	—	—	—	(3)	(3)	—	(3)
Acquired & divested assets / Net transfers(2)	2,194	(143)	54,420	42,376	3,833	8,639	—	111,318	335	111,654
Ending AUM	$31,643	$13,140	$79,752	$61,844	$25,576	$79,988	$2,986	$294,930	$3,633	$298,563
For the Three Months Ended June 30, 2024
Beginning AUM	$32,918	$16,297	$24,481	$13,895	$18,200	$57,833	$3,465	$167,089	$3,253	$170,342
Gross client cash inflows	1,007	559	1,283	67	558	2,035	303	5,813	255	6,067
Gross client cash outflows	(1,659)	(778)	(1,508)	(309)	(635)	(2,184)	(442)	(7,514)	(298)	(7,812)
Net client cash flows	(652)	(218)	(225)	(241)	(77)	(150)	(139)	(1,701)	(43)	(1,744)
Market appreciation / (depreciation)	(1,247)	(893)	116	350	367	1,273	58	24	60	83
Realizations and distributions	—	—	—	—	—	—	—	—	—	—
Acquired & divested assets / Net transfers	(4)	(4)	26	(21)	(32)	(21)	6	(50)	50	(1)
Ending AUM	$31,015	$15,182	$24,398	$13,983	$18,459	$58,936	$3,390	$165,362	$3,320	$168,681

(1) Total AUM includes both discretionary assets under management and non-discretionary assets under advisement and excludes other assets.

(2) Includes the impact of Pioneer Investments as of April 1, 2025, increasing the Company's AUM by $114 billion.

		U.S.		U.S.
	U.S. Mid	Small		Large	Global /				Money
	Cap	Cap	Fixed	Cap	Non-U.S.		Alternative	Total	Market /
(in millions)	Equity	Equity	Income	Equity	Equity	Solutions	Investments	Long-term	Short-term	Total AUM(1)
Six Months Ended June 30, 2025
Beginning AUM	$30,584	$14,785	$24,402	$14,148	$19,095	$62,593	$2,980	$168,586	$3,344	$171,930
Gross client cash inflows	1,947	902	6,943	2,349	3,656	8,456	478	24,732	485	25,217
Gross client cash outflows	(3,331)	(1,587)	(7,557)	(3,854)	(4,623)	(5,060)	(585)	(26,597)	(673)	(27,270)
Net client cash flows	(1,383)	(685)	(614)	(1,505)	(967)	3,396	(107)	(1,865)	(188)	(2,053)
Market appreciation / (depreciation)	254	(809)	1,500	6,852	3,659	5,417	134	17,008	67	17,075
Realizations and distributions	—	—	—	—	—	—	(24)	(24)	—	(24)
Acquired & divested assets / Net transfers(2)	2,188	(150)	54,464	42,349	3,789	8,582	2	111,224	410	111,634
Ending AUM	$31,643	$13,140	$79,752	$61,844	$25,576	$79,988	$2,986	$294,930	$3,633	$298,563
Six Months Ended June 30, 2024
Beginning AUM	$30,604	$15,959	$24,355	$12,635	$16,772	$54,296	$3,431	$158,051	$3,271	$161,322
Gross client cash inflows	2,378	1,066	2,581	136	1,648	4,200	755	12,764	491	13,255
Gross client cash outflows	(3,504)	(1,703)	(2,874)	(641)	(1,386)	(4,595)	(791)	(15,493)	(632)	(16,126)
Net client cash flows	(1,126)	(637)	(294)	(505)	262	(394)	(36)	(2,729)	(142)	(2,871)
Market appreciation / (depreciation)	1,548	(92)	292	1,905	1,501	5,022	(17)	10,159	102	10,261
Realizations and distributions	—	—	—	—	—	—	0	0	—	—
Acquired & divested assets / Net transfers	(11)	(49)	44	(51)	(76)	12	11	(119)	88	(31)
Ending AUM	$31,015	$15,182	$24,398	$13,983	$18,459	$58,936	$3,390	$165,362	$3,320	$168,681

(1) Total AUM includes both discretionary assets under management and non-discretionary assets under advisement and excludes other assets.

(2) Includes the impact of Pioneer Investments as of April 1, 2025, increasing the Company's AUM by $114 billion.

The following table presents our AUM by distribution channel as of the dates indicated:

	As of June 30,
	2025		2024
(in millions)	Amount	% of total	Amount	% of total
Investor	$61,568	21%	$60,290	36%
Institutional	125,899	42%	42,310	25%
Retail	111,096	37%	66,081	39%
Total AUM(1)(2)(3)	$298,563	100%	$168,681	100%

(1) The allocation of AUM by distribution channel involves the use of estimates and the exercise of judgment.

(2) Total AUM includes both discretionary assets under management and non-discretionary assets under advisement and excludes other assets.

(3) Includes the impact of the Pioneer Investments as of April 1, 2025, increasing the Company's AUM by $114 billion.

The following table presents our total AUM by region as of the dates indicated:

	As of June 30,
	2025		2024
(in millions)	Amount	% of total	Amount	% of total
U.S.	$250,035	84%	$163,146	97%
Non-U.S.	48,528	16%	5,535	3%
Total AUM(1)(2)	$298,563	100%	$168,681	100%

(1) Total AUM includes both discretionary assets under management and non-discretionary assets under advisement and excludes other assets.

(2) Includes the impact of the Pioneer Investments as of April 1, 2025, increasing the Company's AUM by $114 billion.

The following tables summarize our asset flows by vehicle for the periods indicated:

			Separate
			Accounts and
			Other Pooled
(in millions)	Mutual Funds (1)	ETFs (2)	Vehicles (3)	Total AUM(4)
For the Three Months Ended June 30, 2025
Beginning AUM	$108,392	$10,253	$48,823	$167,468
Gross client cash inflows	6,935	1,568	7,227	15,731
Gross client cash outflows	(9,716)	(264)	(6,554)	(16,534)
Net client cash flows	(2,781)	1,305	672	(804)
Market appreciation (depreciation)	11,465	319	8,463	20,247
Realizations and distributions	—	—	(3)	(3)
Acquired & divested assets / Net transfers(5)	50,897	97	60,660	111,654
Ending AUM	$167,973	$11,975	$118,615	$298,563
For the Three Months Ended June 30, 2024
Beginning AUM	$113,897	$5,229	$51,217	$170,342
Gross client cash inflows	3,553	480	2,034	6,067
Gross client cash outflows	(5,061)	(178)	(2,573)	(7,812)
Net client cash flows	(1,508)	302	(539)	(1,744)
Market appreciation (depreciation)	385	(91)	(211)	83
Realizations and distributions	—	—	—	—
Acquired & divested assets / Net transfers	(190)	—	190	—
Ending AUM	$112,584	$5,440	$50,657	$168,681

			Separate
			Accounts and
			Other Pooled
(in millions)	Mutual Funds (1)	ETFs (2)	Vehicles (3)	Total AUM(4)
Six Months Ended June 30, 2025
Beginning AUM	$113,645	$7,508	$50,777	$171,930
Gross client cash inflows	10,258	4,630	10,329	25,217
Gross client cash outflows	(16,044)	(515)	(10,710)	(27,270)
Net client cash flows	(5,786)	4,115	(381)	(2,053)
Market appreciation (depreciation)	9,222	270	7,583	17,075
Realizations and distributions	—	—	(24)	(24)
Acquired & divested assets / Net transfers(5)	50,892	82	60,660	111,634
Ending AUM	$167,973	$11,975	$118,615	$298,563
Six Months Ended June 30, 2024
Beginning AUM	$108,802	$4,970	$47,551	$161,322
Gross client cash inflows	7,856	930	4,468	13,255
Gross client cash outflows	(11,017)	(627)	(4,482)	(16,126)
Net client cash flows	(3,161)	304	(14)	(2,871)
Market appreciation (depreciation)	7,181	124	2,956	10,261
Realizations and distributions	—	—	—	—
Acquired & divested assets / Net transfers	(238)	43	164	(31)
Ending AUM	$112,584	$5,440	$50,657	$168,681

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

(5) Includes the impact of Pioneer Investments as of April 1, 2025, increasing the Company's AUM by $114 billion.

June 30, 2025 AUM compared to March 31, 2025 AUM. At June 30, 2025, our total AUM was $298.6 billion, an increase of $131.1 billion, or 78.3%, from $167.5 billion at March 31, 2025, driven by the combination of $114 billion of AUM acquired relating to Pioneer Investments as well as $20.2 billion of market appreciation partially offset by $0.8 billion of net outflows.

Net outflows were driven by our U.S. mid cap, U.S. small cap, and U.S. large cap equity strategies of $0.7 billion, $0.3 billion, $1.1 billion, respectively, partially offset by net inflows of $1.4 billion and $0.1 billion in our Solutions platform and global/non-US equity strategies, respectively.

June 30, 2025 AUM compared to December 31, 2024 AUM. Total AUM increased by $126.6 billion, or 73.7%, to $298.6 billion at June 30, 2025 compared to $171.9 billion at December 31, 2024. The increase in AUM was due to the combination of $114 billion of AUM acquired relating to Pioneer Investments as well as $17.1 billion of market appreciation partially offset by $2.1 billion of net outflows.

Net outflows were driven by our U.S. mid cap, U.S. small cap, and U.S. large cap equity strategies, our fixed income strategies, global/non-US equity strategies, and alternative investments of $1.4 billion, $0.7 billion, $1.5 billion, $0.6 billion, $1.0 billion, and $0.1 billion, respectively, partially offset by net inflows of $3.4 billion in our Solutions platform.

GAAP Results of Operations

The following table presents our GAAP results of operations for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2025	2024	2025	2024
Revenue
Investment management fees	$282,306	$173,163	455,607	$342,948
Fund administration and distribution fees	68,906	46,458	115,207	92,530
Total revenue	351,212	219,621	570,814	435,478

Expenses
Personnel compensation and benefits	108,918	55,660	165,054	115,114
Distribution and other asset-based expenses	62,039	36,474	97,516	72,737
General and administrative	23,381	14,385	37,709	28,397
Depreciation and amortization	21,794	7,551	29,226	15,152
Change in value of consideration payable for acquisition of business	1,092	(8,200)	4,498	4,000
Acquisition-related costs	25,780	3,049	34,530	4,075
Restructuring and integration costs	13,994	105	15,159	597
Total operating expenses	256,998	109,024	383,692	240,072

Income from operations	94,214	110,597	187,122	195,406

Other income (expense)
Interest income and other income	6,006	1,557	6,710	5,122
Interest expense and other financing costs	(13,234)	(16,279)	(26,445)	(32,765)
Loss on debt extinguishment	—	(100)	—	(100)
Total other expense, net	(7,228)	(14,822)	(19,735)	(27,743)

Income before income taxes	86,986	95,775	167,387	167,663

Income tax expense	(28,252)	(21,524)	(46,678)	(37,721)

Net income	$58,734	$74,251	$120,709	$129,942
Preferred stock dividends	(9,673)	—	(9,673)	—
Income attributable to Preferred stockholders	(2,985)	—	(5,334)	—
Net income attributable to common shareholders	$46,076	$74,251	$105,702	$129,942

Earnings per share of common stock
Basic	$0.69	$1.15	$1.61	$2.01
Diluted	$0.68	$1.12	$1.59	$1.97

Weighted average number of shares outstanding
Basic	67,239	64,734	65,484	64,561
Diluted	67,980	66,075	66,358	66,025

Dividends declared per share of common stock	$0.49	$0.37	$0.96	$0.705

Investment Management Fees

Three months ended June 30, 2025 compared to June 30, 2024. Investment management fees increased 63.0%, or $109.1 million, to $282.3 million for the three months ended June 30, 2025 from $173.2 million for the same comparable period in 2024 due to an increase in average AUM primarily driven by Pioneer Investments over the comparable period.

Six months ended June 30, 2025 compared to June 30, 2024. Investment management fees increased by $112.7 million, or 32.9%, to $455.6 million for the six months ended June 30, 2025 from $342.9 million due to the same factors discussed above in the quarterly section.

Fund Administration and Distribution Fees

Three months ended June 30, 2025 compared to June 30, 2024. Fund administration and distribution fees increased by $22.4 million, or 48.3%, to $68.9 million for the three months ended June 30, 2025 compared to $46.5 million for the same period in 2024 due primarily to higher mutual fund average net assets.

Six months ended June 30, 2025 compared to June 30, 2024. Fund administration and distribution fees increased by $22.7 million, or 24.5%, to $115.2 million for the six months ended June 30, 2025 from $92.5 million for the same period in 2024 due to the same factors as discussed above in the quarterly section.

Personnel Compensation and Benefits

The following table presents the components of GAAP personnel compensation and benefits expense for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Salaries, payroll related taxes and employee benefits	$41,408	$21,248	$63,153	$45,724
Incentive compensation	38,116	24,505	61,783	48,448
Sales-based compensation(1)	10,612	5,616	17,832	11,695
Equity awards granted to employees and directors(2)	5,658	3,765	9,162	7,734
Acquisition and transaction-related compensation(3)	13,124	526	13,124	1,513
Total personnel compensation and benefits expense	$108,918	$55,660	$165,054	$115,114

(1) Represents sales-based commissions paid to our distribution teams. Sales-based compensation varies based on gross client cash flows and revenue earned on sales.

(2) Equity awards typically vest over several years based on service and the achievement of specific business and financial targets. The value of the equity awards is recognized as compensation expense over the vesting period.

(3) Acquisition and transaction-related compensation costs for the three and six months ended June 30, 2025 primarily consists of vesting of certain Amundi US deferred compensation awards for former Amundi US employees.

Three months ended June 30, 2025 compared to June 30, 2024. Personnel compensation and benefits were $108.9 million for the three months ended June 30, 2025, an increase of $53.3 million, or 95.7%, from $55.7 million for the same period in 2024 mostly attributable to an increase in salaries, payroll related taxes and employee benefits as well as an increase in acquisition and transaction-related compensation of $20.2 million and $12.6 million, respectively. Excluding the impact of salaries, payroll taxes and employee benefits and acquisition and transaction-related compensation over the comparable period, personnel compensation and benefits increased $20.5 million, or 36.8%, due to an increase in variable costs such as incentive and sales-based compensation and equity awards granted. Incentive compensation, sales-based compensation, and equity awards granted to employees and directors were $38.1 million, $10.6 million, and $5.7 million, respectively, for the three months ended June 30, 2025, compared to $24.5 million, $5.6 million, and $3.8 million, respectively, for the same period in 2024.

Six months ended June 30, 2025 compared to June 30, 2024. Personnel compensation and benefits increased by $49.9 million, or 43.4%, to $165.1 million for the six months ended June 30, 2025 from $115.1 million for the same period in 2024 due to an increase in salaries, payroll related taxes and employee benefits as well as an increase in acquisition and transaction-related compensation of $17.4 million and $11.6 million, respectively. Excluding the impact of salaries, payroll taxes and employee benefits and acquisition and transaction-related compensation over the comparable period, personnel compensation and benefits increased $20.9 million, or 18.2%, due to an increase in variable costs such as incentive and sales-based compensation and equity awards granted. Incentive compensation, sales-based compensation, and equity awards granted to employees and directors were $61.8 million, $17.8 million, and $9.2 million, respectively, for the six months ended June 30, 2025, compared to $48.4 million, $11.7 million, and $7.7 million, respectively, for the same period in 2024.

Distribution and Other Asset‑Based Expenses

The following table presents the components of distribution and other asset-based expenses for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Broker-dealer distribution fees	$20,833	$4,969	$25,633	$10,011
Platform distribution fees	31,444	22,287	53,055	44,415
Sub-administration	5,274	4,176	9,664	8,277
Sub-advisory	1,678	2,342	3,550	4,678
Middle-office	2,810	2,700	5,614	5,356
Total distribution and other asset-based expenses	$62,039	$36,474	$97,516	$72,737

Three months ended June 30, 2025 compared to June 30, 2024. Distribution and other asset-based expenses are primarily based on AUM. For the three months ended June 30, 2025, distribution and other asset-based expenses were $62.0 million, an increase of $25.6 million, or 70.1%, from $36.5 million for the same period in 2024. The increase is primarily due to higher broker-dealer and platform distribution fees over the comparable period.

Six months ended June 30, 2025 compared to June 30, 2024. Distribution and other asset-based expenses were $97.5 million for the six months ended June 30, 2025, an increase of $24.8 million, or 34.1%, from $72.7 million for the same period in 2024 primarily due to the same factors as discussed above in the quarterly section.

General and Administrative

Three months ended June 30, 2025 compared to June 30, 2024. General and administrative expenses increased $9.0 million, or 62.5%, to $23.4 million at June 30, 2025 compared to $14.4 million for the three months ended June 30, 2024. The increase is primarily due to an increase facilities and data services and technology related expenses.

Six months ended June 30, 2025 compared to June 30, 2024. For the six months ended June 30, 2025 and 2024, general and administrative expenses were $37.7 million and $28.4 million, respectively, for a year over year increase of $9.3 million, or 32.8%. The increase was primarily due to the same factors as discussed above in the quarterly section.

Depreciation and Amortization

Three months ended June 30, 2025 compared to June 30, 2024. Depreciation and amortization increased by $14.2 million, or 188.6%, to $21.8 million for the three months ended June 30, 2025 from $7.6 million for the same period in 2024, due to the amortization of definite-lived intangible assets associated with the Amundi US acquisition in the second quarter of 2025.

Six months ended June 30, 2025 compared to June 30, 2024. Depreciation and amortization increased by $14.1 million, or 92.9%, to $29.2 million for the six months ended June 30, 2025 from $15.2 million for the same period in 2024 due to the same factors as discussed above in the quarterly section.

Change in Value of Consideration Payable for Acquisition of Business

Three months ended June 30, 2025 compared to June 30, 2024. The change in value of consideration payable for acquisition of business increased $9.3 million as a result of a decrease of $8.2 million in the fair value of the contingent consideration associated with the WestEnd Acquisition for the three months ended June 30, 2024, compared to an increase of $1.1 million for the WestEnd Acquisition for the three months ended June 30, 2025. Refer to Note 4, Acquisitions, for further details on the fair value of contingent consideration payable.

Six months ended June 30, 2025 compared to June 30, 2024. The change in value of consideration payable for acquisition of business increased $0.5 million due the change in the fair value of the contingent consideration associated with the WestEnd Acquisition increasing $4.5 million for the six months ended June 30, 2025 compared to a $4.0 million increase for the six months ended June 30, 2024. Refer to Note 4, Acquisitions, for further details on the fair value of contingent consideration payable.

Acquisition-Related Costs

Three months ended June 30, 2025 compared to June 30, 2024. Acquisition-related costs were $25.8 million and $3.0 million for the three months ended June 30, 2025 and 2024, respectively. The acquisition-related costs for the three months ended June 30, 2025 and 2024 related to legal and professional fees, associated with the Amundi US acquisition.

Six months ended June 30, 2025 compared to June 30, 2024. Acquisition-related costs were $34.5 million and $4.1 million for the six months ended June 30, 2025 and 2024, respectively. The acquisition-related costs for the six months ended June 30, 2025 and 2024 were related to the same factors discussed above in the quarterly section.

Restructuring and Integration Costs

Three months ended June 30, 2025 compared to June 30, 2024. Restructuring and integration costs were $14.0 million and $0.1 million for the three months ended June 30, 2025 and 2024, respectively. The restructuring and integration costs for the three months ended June 30, 2025 were primarily related to personnel restructuring.

Six months ended June 30, 2025 compared to June 30, 2024. Restructuring and integration costs were $15.2 million and $0.6 million for the six months ended June 30, 2025 and 2024, respectively. The restructuring and integration costs for the six months ended June 30, 2025 were related to the same factors discussed above in the quarterly section.

Interest Income and Other Income

Three months June 30, 2025 compared to June 30, 2024. For the three months ended June 30, 2025 and 2024, interest income and other income was income of $6.0 million and $1.6 million, respectively. The increase over the comparable period is primarily due to an increase in the net unrealized fair value of deferred compensation plan investments.

Six months ended June 30, 2025 compared to June 30, 2024. For the six months ended June 30, 2025 and 2024, interest income and other income was income of $6.7 million and $5.1 million, respectively. The income for the six months ended June 30, 2025 and 2024 was related to interest income and an increase in the net unrealized fair value of deferred compensation plan investments.

Interest Expense and Other Financing Costs

Three months ended June 30, 2025 compared to June 30, 2024. Interest expense and other financing costs decreased by $3.0 million to $13.2 million for the three months ended June 30, 2025, compared to $16.3 million for the same period in 2024 due a decrease in the average interest rate and principal balance over the comparable period.

Six months ended June 30, 2025 compared to June 30, 2024. For the six months ended June 30, 2025 and 2024, interest expense and other financing costs were $26.4 million and $32.8 million, respectively. The year-over-year decrease is due to the same factors as discussed above in the quarterly section. Refer to Note 9, Debt, for further details on the 2019 Credit Agreement.

Income Tax Expense

Three months ended June 30, 2025 compared to June 30, 2024. The effective tax rate for the three months ended June 30, 2025 and 2024 was 32.5% and 22.5%, respectively. The effective tax rate for the three months ended June 30, 2025 was higher than the effective tax rate for the same period in 2024 due to decreased excess tax benefits on share-based compensation and increased non-deductible expenses. The increase in non-deductible expenses was primarily driven by $27.3 million of gross non-deductible transaction costs that were incurred related to the Amundi US acquisition.

Six months ended June 30, 2025 compared to June 30, 2024. For the six months ended June 30, 2025 and 2024, the effective tax rate was 27.9% and 22.5%, respectively. The year-over-year increase in the effective tax rate is due to the same factors discussed in the quarterly section. Refer to Note 8, Income Taxes, for further details on the Company's income taxes.

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

The following table sets forth a reconciliation from GAAP financial measures to non-GAAP measures for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Reconciliation of non-GAAP financial measures:
Net income (GAAP)	$58,734	$74,251	$120,709	$129,942
Income tax expense	(28,252)	(21,524)	(46,678)	(37,721)
Income before income taxes	86,986	95,775	167,387	167,663
Interest expense(1)	12,200	15,468	24,721	31,179
Depreciation(2)	3,236	2,252	5,404	4,521
Other business taxes(3)	693	414	1,615	783
Amortization of acquisition-related intangible assets(4)	18,558	5,299	23,822	10,631
Stock-based compensation(5)	2,107	940	3,160	2,267
Acquisition, restructuring and exit costs(6)	53,990	(4,520)	67,311	10,185
Debt issuance costs(7)	755	874	1,504	1,629
Adjusted EBITDA	$178,525	$116,502	$294,924	$228,858

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Reconciliation of non-GAAP financial measures:
Net income (GAAP)	$58,734	$74,251	$120,709	$129,942
Adjustments to reflect the operating performance of the Company:
i. Other business taxes(3)	693	414	1,615	783
ii. Amortization of acquisition-related intangible assets(4)	18,558	5,299	23,822	10,631
iii. Stock-based compensation(5)	2,107	940	3,160	2,267
iv. Acquisition, restructuring and exit costs(6)	53,990	(4,520)	67,311	10,185
v. Debt issuance costs(7)	755	874	1,504	1,629
Tax effect of above adjustments(8)	(12,330)	(753)	(17,657)	(6,374)
Adjusted Net Income	$122,507	$76,505	$200,464	$149,063
Tax benefit of goodwill and acquired intangibles(9)	$10,255	$10,141	$20,396	$19,889

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

(6) Adding back direct incremental costs of acquisitions, including restructuring costs.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Acquisition-related costs	$25,780	$3,049	$34,530	$4,075
Restructuring and integration costs	13,994	105	15,159	597
Change in value of consideration payable for acquisition of business	1,092	(8,200)	4,498	4,000
Personnel compensation and benefits	13,124	526	13,124	1,513
Total acquisition, restructuring and exit costs	$53,990	$(4,520)	$67,311	$10,185

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

The following table shows our liquidity position as of June 30, 2025 and December 31, 2024.

	June 30,	December 31,
(in thousands)	2025	2024
Cash and cash equivalents	$107,870	$126,731
Accounts and other receivables	205,240	100,667
Undrawn commitment on revolving credit facility(1)	100,000	100,000
Accounts and other payables	(156,887)	(109,599)

(1) The balances at June 30, 2025 and December 31, 2024 represent the Company’s $99.9 million revolving credit facility and a $0.1 million standby letter of credit used as collateral for THB’s real estate location.

We manage our cash balances in order to fund our day-to-day operations. Our accounts receivable consists primarily of investment management fees that have been earned but not yet received from clients, income and other taxes receivable, and amounts receivable from the funds. We perform a review of our receivables on a monthly basis to assess collectability.

We maintained a $100.0 million revolving credit facility at June 30, 2025 and December 31, 2024 (under the 2019 Credit Agreement) which had approximately $100.0 million undrawn as of June 30, 2025 and December 31, 2024. On June 7, 2024, the Company entered into the Fifth Amendment to the 2019 Credit Agreement, extending the maturity date of the $100.0 million senior secured first lien revolving facility from July 1, 2024 to March 31, 2026, and decreasing the drawn interest rate margin by 0.50% per annum. The revolving facility otherwise remains subject to substantially the same terms as those set forth in the 2019 Credit Agreement. The Company incurred $1.0 million in upfront fees, arranger fees and other third party costs related to the Fifth Amendment to the 2019 Credit Agreement, which were recorded to revolving credit facility debt issuance cost in other assets.

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

For the three months ended June 30, 2025 and 2024, the Company recorded $4.2 million, respectively, in amortization of deferred gain on Swap monetization. For the six months ended June 30, 2025 and 2024, the Company recorded $8.3 million, respectively, in amortization of deferred gain on Swap monetization. As of June 30, 2025 and December 31, 2024, the unamortized deferred gain on Swap monetization was $16.7 million and $24.9 million, respectively, before tax.

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

Due to the termination of the Swap, there was no amount receivable from the Swap counterparty at June 30, 2025 and December 31, 2024. Refer to Note 14, Derivatives, for further information on the Swap.

Contingent Consideration

At June 30, 2025 and December 31 2024, the estimated fair value of the contingent consideration payable to the sellers was $80.7 million and $139.9 million, respectively resulting from the WestEnd Acquisition. For the three months and six months ended June 30, 2025, the Company recorded an increase of $1.1 million and $4.5 million in the contingent payment liability associated with the WestEnd Acquisition, which is included in consideration payable for acquisition of business in the unaudited Condensed Consolidated Balance Sheets. During the quarter ended June 30, 2025, the company paid $63.7 million in cash to sellers for the second earn-out period.

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

Cash Flows

The following table is derived from our unaudited Condensed Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
(in thousands)	2025	2024
Net cash provided by operating activities	$74,502	$148,388
Net cash provided by (used in) investing activities	78,116	(1,515)
Net cash used in financing activities	(171,979)	(151,409)

Operating Activities – Cash provided by operating activities during the six months ended June 30, 2025 was $74.5 million, compared to $148.4 million of cash provided by operating activities for the same period in 2024. The $73.9 million decrease in cash provided by operating activities is due to an $88.2 million increase in working capital items and a $9.2 million decrease in net income partially offset by a $23.5 million increase in non-cash items.

Cash provided by operating activities during the six months ended June 30, 2024 was $148.4 million and comprised of $129.9 million and $37.8 million of net income and non-cash items, respectively, partially offset by $19.4 million in working capital source of cash.

Investing Activities – Cash provided by investing activities during the six months ended June 30, 2025 was $78.1 million and consisted of primarily of cash acquired from acquisition of $53.6 million and net trading activity of $27.0 million partially offset by purchases of property and equipment of $2.5 million.

Cash used in investing activities during the six months ended June 30, 2024 was $1.5 million and consisted of primarily of property and equipment purchases of $0.7 million and $0.8 million of net trading activity.

Financing Activities – Cash used in financing activities during the six months ended June 30, 2025 was $172.0 million and was mostly attributable to payment of consideration for acquisition, payment of dividends, repurchases of common stock, and net activity related to stock-based equity awards of $63.7 million, $73.6 million, $26.4 million, and $8.2 million, respectively.

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

The value of our AUM was approximately $299 billion at June 30, 2025. A 10% increase or decrease in the value of our AUM, if proportionately distributed over all of our strategies, products and client relationships, would cause an annualized increase or decrease in our revenues of approximately $146.5 million at our weighted-average fee rate of 49 basis points for the quarter ended June 30, 2025. Because of declining fee rates from larger relationships and differences in our fee rates across investment strategies, a change in the composition of our AUM, in particular, an increase in the proportion of our total AUM attributable to strategies, clients or relationships with lower effective fee rates, could have a material negative impact on our overall weighted-average fee rate. The same 10% increase or decrease in the value of our total AUM, if attributed entirely to a proportionate increase or decrease in the AUM of the Victory Funds, USAA Funds, and Pioneer Funds to which we provide a range of services in addition to those provided to institutional separate accounts, would cause an annualized increase or decrease in our revenues of approximately $182.4 million at the Victory Funds’, USAA Funds’ and Pioneer Funds’ aggregate weighted-average fee rate of 61 basis points for the quarter ended June 30, 2025. If the same 10% increase or decrease in the value of our total AUM was attributable entirely to a proportionate increase or decrease in the assets of our institutional separate accounts, it would cause an annualized increase or decrease in our revenues of approximately $104.7 million at the weighted-average fee rate across all of our institutional separate accounts of 35 basis points for the quarter ended June 30, 2025.

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

We have not adopted a corporate-level risk management policy to manage this exchange rate risk. Assuming 9% of our AUM are invested in securities denominated in currencies other than the U.S. dollar and excluding the impact of any hedging arrangement, a 10% increase or decrease in the value of the U.S. dollar would decrease or increase the fair value of our AUM by approximately $2.7 billion, which would cause an annualized increase or decrease in revenues of approximately $13.2 million at our weighted-average fee rate for the business of 49 basis points for the quarter ended June 30, 2025.

Interest Rate Risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. On March 27, 2020, the Company executed the Swap, a floating-to-fixed interest rate swap transaction, to effectively fix the interest rate at 3.465% on $450 million of its outstanding Term Loan through the Term Loan maturity date of July 2026. On February 18, 2021, pursuant to the Second Amendment, the Company lowered the spread on the Term Loan by 0.25% resulting in a new fixed rate of 3.215% on the $450 million of Term Loan subject to the Swap. On September 26, 2022, the Company and the Swap counterparty executed an amendment to the Swap to update LIBOR conventions to SOFR conventions and to modify the fixed rate for the change from three-month LIBOR to three-month Term SOFR effective on October 6, 2022. On October 30, 2023, the Company monetized the gain on the Swap and entered into an agreement to terminate the Swap, which was effective on October 30, 2023. Refer to Note 14, Derivatives, for further information on the Swap. At June 30, 2025, we were exposed to interest rate risk as a result of the amounts outstanding under the 2019 Credit Agreement, as amended. Refer to Note 9, Debt, for a description of the amounts outstanding as of such date and the applicable interest rate.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) at June 30, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

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

Additionally, since the filing of the Preliminary Proxy Statement, VCH received five demand letters from purported VCH stockholders alleging similar insufficiencies in the disclosures in the Preliminary Proxy Statement and/or the Proxy Statement (such letters, the “Demand Letters,” and together with the Stockholder Litigation, (the “Litigation Matters”)). VCH believes that the allegations contained in the Litigation Matters are without merit, that the disclosures in the Proxy Statement complied with applicable laws, and that no further disclosures were required to supplement the Proxy Statement under applicable laws. However, to avoid the risk of the Litigation Matters delaying or adversely affecting the Contribution and to minimize the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, VCH voluntarily made supplemental disclosures to the Proxy Statement. VCH specifically denies all allegations in the Litigation Matters and that any additional disclosure was or is required. On April 4, 2025, the plaintiffs in the Stockholder Litigation filed notices of voluntary discontinuance in each action.

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

During the three and six months ended June 30, 2025, the Company repurchased 0.3 million and 0.3 million shares, respectively, which does not include 0.1 million shares at a cost of $4.2 million pending settlement during the third quarter of 2025, of Common Stock at a total cost of $21.4 million and $21.4 million for an average price of $62.53 and $62.53 per share. During the same periods in 2024, no shares were repurchased.

As of June 30, 2025, $178.6 million was available for future repurchases under the 2025 Share Repurchase Program, and a cumulative total of 13.0 million shares of Common Stock had been repurchased under programs authorized by the Company’s Board of Directors at a total cost of $413.0 million for an average price of $31.75 per share.

The following table sets out information regarding purchases of equity securities by the Company for the three months ended June 30, 2025.

				Approximate Dollar Value
	Total Number of		Total Number of Shares of	That May Yet Be Purchased
	Shares of	Average Price	Stock Purchased as Part of	Under Outstanding
	Common Stock	Paid Per Share	Publicly Announced	Plans or Programs
Period	Purchased	of Common Stock	Plans or Programs	(in millions)
April 1-30, 2025	—	$—	—	$200.0
May 1-31, 2025	—	—	—	200.0
June 1-30, 2025	341,830	62.53	341,830	178.6
Total	341,830	$62.53	341,830

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

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
101

The following information formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2025 and 2024, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024, (v) Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2025 and 2024 and the three months ended June 30, 2025 and 2024 and, (vi) Notes to Unaudited Condensed Consolidated Financial Statements for the six months ended June 30, 2025 and 2024.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of August, 2025.

VICTORY CAPITAL HOLDINGS, INC.

By:	/s/ MICHAEL D. POLICARPO
	Name:	Michael D. Policarpo
	Title:	President, Chief Financial Officer and Chief Administrative Officer