Form 10-Q
period 2025-09-30
Victory Capital Holdings, Inc.
filed 2025-11-07
CIK 1570827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

The number of outstanding shares of the registrant’s Common Stock, par value $0.01 per share as of October 31, 2025 was 64,935,459.

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

Although it is not possible to identify all of these risks and factors, they include, among others, the following: reductions in the assets under management (“AUM”) based on investment performance, client withdrawals, difficult market conditions and other factors such as the conflicts in Ukraine and Israel, a pandemic, tariffs or trade restrictions; the nature of the Company’s contracts and investment advisory agreements; the Company's ability to maintain historical returns and sustain our historical growth; the Company's dependence on third parties to market our strategies and provide products or services for the operation of our business; the Company's ability to retain key investment professionals or members of our senior management team; the Company's reliance on the technology systems supporting our operations; the Company's ability to successfully acquire and integrate new companies; risks associated with expected benefits of the Amundi US transaction and the related impact on the Company’s business; the concentration of the Company’s investments in long only and U.S. clients; risks and uncertainties associated with non-U.S. investments; the Company's efforts to establish and develop new teams and strategies; the ability of the Company’s investment teams to identify appropriate investment opportunities; the Company's ability to limit employee misconduct; the Company's ability to meet the guidelines set by our clients; the Company's exposure to potential litigation (including administrative or tax proceedings) or regulatory actions; the Company's ability to implement effective information and cyber security policies, procedures and capabilities; the Company's substantial indebtedness; the potential impairment of the Company’s goodwill and intangible assets; disruption to the operations of third parties whose functions are integral to the Company’s ETF platform; the Company's determination that we are not required to register as an “investment company” under the Investment Company Act of 1940; the fluctuation of the Company’s expenses; the Company's ability to respond to recent trends in the investment management industry; the level of regulation on investment management firms and the Company’s ability to respond to regulatory developments; the competitiveness of the investment management industry; and other risks and factors included, but not limited to, those listed under the caption “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2025, which is accessible on the SEC’s website at www.sec.gov.

In light of these risks, uncertainties and other factors, the forward-looking statements contained in this report might not prove to be accurate. All forward-looking statements speak only as of the date made and we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except shares data)

	September 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$115,741	$126,731
Receivables	176,985	100,667
Prepaid expenses	12,749	8,634
Investments, at fair value	97,864	35,213
Property and equipment, net	25,823	11,874
Goodwill	1,235,940	981,805
Other intangible assets, net	2,496,267	1,260,614
Other assets	51,100	22,053
Total assets	$4,212,469	$2,547,591

Liabilities and stockholders' equity
Accounts payable and accrued expenses	$79,471	$57,951
Accrued compensation and benefits	78,846	51,648
Consideration payable for acquisition of business	84,500	139,894
Deferred tax liability, net	477,872	157,120
Other liabilities	120,694	55,479
Long-term debt, net	971,988	963,862
Total liabilities	1,813,371	1,425,954

Stockholders' equity
Common stock, $0.01 par value per share: 2025 - 600,000,000 shares authorized, 87,746,500 shares issued and 65,082,104 shares outstanding; 2024 - 600,000,000 shares authorized, 83,947,949 shares issued and 63,653,212 shares outstanding;	877	839
Preferred stock, $0.01 par value per share: 2025 - 100,000,000 shares authorized, 19,786,821 shares issued and outstanding; 2024 - 100,000,000 shares authorized, no shares issued and outstanding;	198	-
Additional paid-in capital	2,097,188	752,371
Treasury stock, at cost: 2025 - 22,664,396 shares; 2024 - 20,294,737 shares	(734,638)	(574,856)
Accumulated other comprehensive income	9,326	18,683
Retained earnings	1,026,147	924,600
Total stockholders' equity	2,399,098	1,121,637
Total liabilities and stockholders' equity	$4,212,469	$2,547,591

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
Investment management fees	$288,509	$177,809	$744,116	$520,757
Fund administration and distribution fees	72,686	47,819	187,893	140,349
Total revenue	361,195	225,628	932,009	661,106

Expenses
Personnel compensation and benefits	96,983	43,243	262,037	158,357
Distribution and other asset-based expenses	66,160	36,828	163,676	109,565
General and administrative	23,463	14,029	61,172	42,426
Depreciation and amortization	22,032	7,510	51,258	22,662
Change in value of consideration payable for acquisition of business	3,841	(1,600)	8,339	2,400
Acquisition-related costs	379	5,075	34,909	9,150
Restructuring and integration costs	10,211	180	25,370	777
Total operating expenses	223,069	105,265	606,761	345,337

Income from operations	138,126	120,363	325,248	315,769

Other income (expense)
Interest income and other income	4,875	3,551	11,585	8,673
Interest expense and other financing costs	(13,113)	(16,414)	(39,558)	(49,179)
Loss on debt extinguishment	(614)	—	(614)	(100)
Total other expense, net	(8,852)	(12,863)	(28,587)	(40,606)

Income before income taxes	129,274	107,500	296,661	275,163

Income tax expense	(32,733)	(25,517)	(79,411)	(63,238)

Net income	$96,541	$81,983	$217,250	$211,925
Preferred stock dividends	(9,696)	—	(19,369)	—
Net income attributable to preferred stockholders	(12,528)	—	(15,913)	—
Net income attributable to common shareholders	$74,317	$81,983	$181,968	$211,925

Earnings per share of common stock
Basic	$1.12	$1.26	$2.77	$3.28
Diluted	$1.11	$1.24	$2.73	$3.21

Weighted average number of shares outstanding
Basic	66,206	64,875	65,728	64,667
Diluted	66,964	66,057	66,620	66,044

Dividends declared per share of common stock	$0.49	$0.41	$1.45	$1.115

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$96,541	$81,983	$217,250	$211,925

Other comprehensive loss, net of tax
Net amortization of deferred gain on terminated cash flow hedges	(3,384)	(3,174)	(9,633)	(9,452)
Net unrealized (loss) income on foreign currency translation	(69)	105	276	79
Total other comprehensive loss, net of tax	(3,453)	(3,069)	(9,357)	(9,373)

Comprehensive income	$93,088	$78,914	$207,893	$202,552

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In thousands)

					Accumulated
				Additional	Other
	Preferred	Common	Treasury	Paid-In	Comprehensive	Retained
	Stock	Stock	Stock	Capital	Income	Earnings	Total
Balance, December 31, 2024	$—	$839	$(574,856)	$752,371	$18,683	$924,600	$1,121,637
Issuance of common stock	—	—	—	96	—	—	96
Repurchase of shares	—	—	—	—	—	—	—
Shares withheld related to net settlement of equity awards	—	—	(9,195)		—	—	(9,195)
Vesting of restricted share grants	—	4	—	(4)	—	—	—
Exercise of options	—	1	—	452	—	—	453
Other comprehensive loss	—	—	—	—	(2,976)	—	(2,976)
Share-based compensation	—	—	—	3,505	—	—	3,505
Dividends declared	—	—	—	—	—	(30,929)	(30,929)
Net income	—	—	—	—	—	61,975	61,975
Balance, March 31, 2025	$—	$844	$(584,051)	$756,420	$15,707	$955,646	$1,144,566
Issuance of common stock	—	—	—	424	—	—	424
Repurchase of shares	—	—	(21,376)	—	—	—	(21,376)
Repurchased shares pending settlement	—	—	—	(4,181)	—	—	(4,181)
Shares withheld related to net settlement of equity awards	—	—	(1,817)	—	—	—	(1,817)
Vesting of restricted share grants	—	—	—	—	—	—	—
Exercise of options	—	—	—	407	—	—	407
Other comprehensive loss	—	—	—	—	(2,928)	—	(2,928)
Share-based compensation	—	—	—	5,658	—	—	5,658
Issuance of stock in connection with the acquisition of Amundi US(1)	197	33	—	1,328,109	—	—	1,328,339
Dividends declared	—	—	—	—	—	(42,701)	(42,701)
Net income	—	—	—	—	—	58,734	58,734
Balance, June 30, 2025	$197	$877	$(607,244)	$2,086,837	$12,779	$971,679	$2,465,125
Issuance of common stock	—	—	—	100	—	—	100
Repurchase of shares	—	—	(123,549)	—	—	—	(123,549)
Repurchased shares pending settlement	—	—	—	4,181	—	—	4,181
Shares withheld related to net settlement of equity awards	—	—	(1,303)	—	—	—	(1,303)
Vesting of restricted share grants	—	—	—	—	—	—	—
Exercise of options	—	1	—	241	—	—	242
Other comprehensive loss	—	—	—	—	(3,453)	—	(3,453)
Share-based compensation	—	—	—	5,645	—	—	5,645
Forfeiture of stock in connection with the acquisition of Amundi US(2)	—	—	(2,542)	184	—	—	(2,358)
Conversion of common stock to preferred stock(3)	1	(1)	—	—	—	—	—
Dividends declared	—	—	—	—	—	(42,073)	(42,073)
Net income	—	—	—	—	—	96,541	96,541
Balance, September 30, 2025	$198	$877	$(734,638)	$2,097,188	$9,326	$1,026,147	$2,399,098

(1) During the second quarter of 2025, in exchange for the contribution of all the shares of the Amundi US to the Company, the Company issued to Amundi 3,293,471 newly issued shares of Common Stock, representing 4.9% of the number of issued and outstanding shares of Common Stock after giving effect to such issuance, and 19,742,300 newly issued shares of Preferred stock, which, together with the shares of Common stock issued to Amundi represented in the aggregate 26.1% of the Company’s fully diluted shares after giving effect to such share issuances. The Preferred stock issued to Amundi includes 14,305,982 shares issued on April 1, 2025 and 5,436,318 shares issued on May 23, 2025 as a true up payment in respect of client consents obtained in the 30 days following the Closing. Closing consideration due to Amundi is subject to a customary post-closing adjustment.

(2) On August 1, 2025, in accordance with the terms of the Contribution Agreement, Amundi forfeited its beneficial ownership of 44,026 shares of Preferred stock as a result of a post-closing adjustment to the amount of Preferred stock received by Amundi at the closing of the transaction.

(3) Pursuant to the terms set forth in the Shareholder Agreement, the Company issued to Amundi shares of Preferred stock in exchange for an equal number of shares of Common stock.

					Accumulated
				Additional	Other
	Preferred	Common	Treasury	Paid-In	Comprehensive	Retained
	Stock	Stock	Stock	Capital	Income	Earnings	Total
Balance, December 31, 2023	$—	$824	$(444,286)	$728,283	$31,328	$736,852	$1,053,001
Issuance of common stock	—	—	—	75	—	—	75
Shares withheld related to net settlement of equity awards	—	—	(13,253)	—	—	—	(13,253)
Vesting of restricted share grants	—	4	—	(4)	—	—	—
Exercise of options	—	4	—	3,193	—	—	3,197
Other comprehensive loss	—	—	—	—	(3,164)	—	(3,164)
Share-based compensation	—	—	—	3,970	—	—	3,970
Dividends declared	—	—	—	—	—	(22,384)	(22,384)
Net income	—	—	—	—	—	55,691	55,691
Balance, March 31, 2024	$—	$832	$(457,539)	$735,517	$28,164	$770,159	$1,077,133
Issuance of common stock	—	—	—	63	—	—	63
Shares withheld related to net settlement of equity awards	—	—	(7,405)	—	—	—	(7,405)
Exercise of options	—	3	—	2,143	—	—	2,146
Other comprehensive loss	—	—	—	—	(3,140)	—	(3,140)
Share-based compensation	—	—	—	3,767	—	—	3,767
Dividends declared	—	—	—	—	—	(24,003)	(24,003)
Net income	—	—	—	—	—	74,251	74,251
Balance, June 30, 2024	$—	$835	$(464,944)	$741,490	$25,024	$820,407	$1,122,812
Issuance of common stock	—	—	—	84	—	—	84
Shares withheld related to net settlement of equity awards	—	—	(5,783)	—	—	—	(5,783)
Exercise of options	—	2	—	1,632	—	—	1,634
Other comprehensive income/(loss)	—	—	—	—	(3,069)	—	(3,069)
Share-based compensation	—	—	—	3,711	—	—	3,711
Dividends declared	—	—	—	—	—	(26,710)	(26,710)
Net income	—	—	—	—	—	81,983	81,983
Balance, September 30, 2024	$—	$837	$(470,727)	$746,917	$21,955	$875,680	$1,174,662

See the accompanying notes to the unaudited condensed consolidated financial statements

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net income	$217,250	$211,925
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	32,180	26,651
Depreciation and amortization	51,258	22,662
Deferred financing costs, accretion expense and derivative gains/losses	(9,633)	(9,271)
Stock-based and deferred compensation	33,610	15,856
Change in fair value of contingent consideration obligations	8,339	2,400
Unrealized depreciation (appreciation) on investments	(6,160)	(2,475)
Noncash lease expense	364	—
Loss on debt extinguishment	614	100
Changes in operating assets and liabilities:
Receivables	(32,954)	(11,098)
Prepaid expenses	1,560	(2,147)
Other assets	1,851	(551)
Accounts payable and accrued expenses	(9,586)	6,770
Accrued compensation and benefits	(21,811)	(10,751)
Other liabilities	(26,473)	(1,903)
Net cash provided by operating activities	240,409	248,168

Cash flows from investing activities
Purchases of property and equipment	(3,558)	(1,123)
Purchases of investments	(39,222)	(10,241)
Sales of investments	66,826	9,781
Cash acquired from acquisition	53,612	—
Net cash provided by (used in) investing activities	77,658	(1,583)

Cash flows from financing activities
Issuance of common stock	1,722	7,199
Repurchase of common stock	(144,925)	(6,722)
Payments of taxes related to net share settlement of equity awards	(11,752)	(18,954)
Payment of debt financing fees	(375)	(1,024)
Payments of long-term senior debt	(235,824)	—
Proceeds from long-term senior debt	241,137	(9,519)
Payment of dividends	(115,703)	(72,990)
Payment of consideration for acquisition	(63,733)	(80,000)
Net cash used in financing activities	(329,453)	(182,010)

Effect of changes of foreign exchange rate on cash and cash equivalents	396	126

Net decrease in cash and cash equivalents	(10,990)	64,701
Cash and cash equivalents, beginning of period	126,731	123,547
Cash and cash equivalents, end of period	$115,741	$188,248

Supplemental cash flow information
Cash paid for interest	$63,386	$58,957
Cash paid for income taxes	55,266	39,791
Noncash items
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$720	$14,519
Non-cash investing and financing activities:
Issuance of 3.3 million shares of Common stock and 19.7 million shares of Preferred stock in connection with the acquisition of Amundi US	$1,325,981	$—

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

Victory Capital Management Inc. ("VCM"), a wholly-owned subsidiary of the Company, is a registered investment adviser and provides mutual fund administrative services for the Victory Portfolios, Victory Variable Insurance Funds, Victory Variable Insurance Funds II, the mutual fund series of the Victory Portfolios II, Victory Portfolios III, and Victory Portfolio IV (collectively, the "Victory Funds"), a family of open-end mutual funds, and the VictoryShares (the Company's ETF brand). Additionally, VCM employs all of the Company's United States investment professionals across its Franchises and Solutions, which are not separate legal entities. VCM's wholly-owned subsidiaries include RS investment Management (Singapore) Pte. Ltd., RS investments (UK) Limited and NEC Pipeline LLC.

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

On July 8, 2024, the Company, Amundi Asset Management S.A.S ("Amundi'), and, solely for certain provisions thereof, Amundi S.A., (“Amundi Parent,” and together with Amundi, the “Amundi Parties”) entered into the Contribution Agreement (the “Contribution Agreement”) to combine Amundi’s U.S. business ("Amundi US"), into the Company. On April 1, 2025 (the "Closing"), the Company completed the acquisition and reintroduced the brand Pioneer Investments ("Pioneer" or "Pioneer Investments") for the acquired business and investment products. VCM serves as the investment adviser and provides mutual fund administration services for certain Pioneer mutual funds under Victory Portfolios IV and Victory Variable Insurance Funds II. VCS serves as the distributor to Victory Portfolios IV and Victory Variable Insurance Funds II. Refer to Note 4, Acquisitions, for further details related to the acquisition.

The Company and Amundi are party to an Off-Shore Master Distribution and Services Agreement and an On-Shore Master Distribution and Services Agreement, each dated as of July 8, 2024 (as amended and restated, the "Distribution and Services Agreements”). Under the Amended and Restated Distribution and Services Agreements, Victory is entitled to a percentage of fee revenues derived from Victory’s products that the Amundi Parties distribute outside the United States, and Amundi is entitled to a percentage of fee revenues derived from the Amundi Parties’ products that Victory distributes in the United States. The Distribution and Services Agreements will continue until the 15th anniversary (unless terminated in accordance with their terms) of the date of the Closing, and automatically renew thereafter and remain effective for successive five-year terms. Victory serves as the sub-adviser for Amundi and Investment Adviser for Amundi UCITS. Refer to Note 6, Related-party transactions, for further details relating to investment advisory and distribution and services agreements relating to the acquisition of Amundi US.

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

In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the financial condition, results of operations, and cash flows for the interim periods presented. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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
•
Financial Instruments - Credit Losses: In July 2025, the FASB issued ASU 2025-05, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets" ("ASU 2025-05"). ASU 2025-05 permits entities to elect a practical expedient to assume current conditions as of the balance sheet date will not change for the remaining life of accounts receivable and contract assets when developing forecasts as part of estimating expected credit losses. The amendments in ASU 2025-05 are effective for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact that ASU 2025-05 will have on the Company's consolidated financial statement disclosures.

NOTE 3. Revenue RECOGNITION

In accordance with revenue recognition standard requirements, the following table disaggregates our revenue by type and product:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Investment management fees
Mutual funds (Victory Funds)	$188,731	$119,936	$478,380	$351,659
ETFs (VictoryShares)	12,579	6,355	31,142	17,049
Separate accounts and other vehicles	83,905	49,483	210,001	145,856
Performance-based fees
Mutual funds (Victory Funds III & IV)	2,936	1,924	6,734	5,896
Separate accounts and other vehicles	358	111	17,859	297
Total investment management fees	288,509	177,809	744,116	520,757

Fund administration and distribution fees
Administration fees
Mutual funds (Victory Funds)	$33,748	$27,666	$92,926	$80,775
ETFs (VictoryShares)	1,341	897	3,653	2,413
Distribution fees
Separate accounts and other vehicles	1,120	-	2,153	-
Mutual funds (Victory Funds)	23,493	5,641	50,392	16,773
Transfer agent fees
Mutual funds (Victory Funds III)	12,984	13,615	38,769	40,388
Total fund administration and distribution fees	72,686	47,819	187,893	140,349

Total revenue	$361,195	$225,628	$932,009	$661,106

The following table presents balances of receivables:

(in thousands)	September 30, 2025	December 31, 2024
Customer receivables
Mutual funds (Victory Funds)	$87,966	$59,247
ETFs (VictoryShares)	4,835	3,029
Separate accounts and other vehicles	75,689	37,045
Receivables from contracts with customers	168,490	99,321
Non-customer receivables	8,495	1,346
Total receivables	$176,985	$100,667

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

The Company may waive certain fees for investment management services provided to the Victory Funds, VictoryShares and other pooled investment vehicles and may subsidize certain share classes of the Victory Funds, VictoryShares and other pooled investment vehicles to ensure that specified operating expenses attributable to such share classes do not exceed a specified percentage. These waivers and reimbursements reduce the transaction price allocated to investment management services and are recognized as a reduction to investment management fees revenue. The amounts due to the Victory Funds, VictoryShares, and other pooled investment vehicles for waivers and expense reimbursements represent consideration payable to customers, which is recorded in accounts payable and accrued expenses in the unaudited Condensed Consolidated Balance Sheets, and no distinct services are received in exchange for these payments.

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

As of September 30, 2025 and December 31, 2024, the Company determined that the contingent payments are no longer probable of occurring and the liability for NEC contingent payments was zero.

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

During the nine months ended September 30, 2025, the Company paid $63.7 million in cash to sellers for the second earn-out period. The estimated fair value of the contingent consideration payable to the sellers was $84.5 million as of September 30, 2025 and $139.9 million as of December 31, 2024, respectively.

For the three and nine months ended September 30, 2025, the change in the liability was an increase of $3.8 million and $8.3 million, respectively. For the three and nine months ended September 30, 2024, the change in the liability was a decrease of $1.6 million and an increase of $2.4 million, respectively. The impact of decreasing or increasing the valuation of the contingent consideration liability is recorded in change in value of consideration payable for acquisition of business in the unaudited Condensed Consolidated Statements of Operations.

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

Significant inputs to the valuation of contingent consideration payable to sellers as of September 30, 2025 and December 31, 2024 are as follows and are approximate values:

	September 30, 2025	December 31, 2024
Net revenue 5 year average annual growth rate	10%	12%
Market price of risk adjustment for revenue (continuous)	5%	5%
Revenue volatility	20%	21%
Discount rate	6%	7%
Years remaining in earn out period	2.1	2.8
Undiscounted estimated remaining earn out payments $ millions	$89 - $160	$152 - $240

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

In exchange for the contribution of all the shares of the Amundi US to the Company, the Company issued to Amundi (a) 3,293,471 newly issued shares of Common Stock, representing 4.9% of the number of issued and outstanding shares of Common Stock after giving effect to such issuance, and (b) 19,698,274 newly issued shares of Preferred stock, which, together with the shares of Common stock issued to Amundi represented in the aggregate 26.1% of the Company’s fully diluted shares after giving effect to such share issuances. The Preferred stock issued to Amundi includes 14,305,982 shares issued on April 1, 2025 and 5,436,318 shares issued on May 23, 2025 as a true up payment in respect of client consents obtained in the 30 days following the Closing. Closing consideration due to Amundi was subject to a customary post-closing adjustment. On August 1, 2025, in accordance with the terms of the Contribution Agreement, Amundi forfeited its beneficial ownership of 44,026 shares of Preferred stock as a result of a post-closing adjustment to the amount of Preferred stock received by Amundi at the closing of the transaction.

Purchase Price and Preliminary Purchase Price Allocation

The Company accounted for the acquisition in accordance with Accounting Standards Codification ("ASC") 805, Business Combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of the transaction. The final purchase price allocation will be determined when the Company has completed the detailed valuations and necessary calculations. The final purchase price allocation could differ materially from the preliminary purchase price allocation and may include changes to various balances, including fixed assets, intangible assets and goodwill. The finalization of the purchase price allocation will not extend beyond the one-year measurement period provided under ASC 805.

Total purchase price consideration was approximately $1,326 million and was settled entirely in Company shares. The excess of the preliminary purchase price over the fair value of the identified assets acquired and liabilities assumed is recognized as goodwill and was recorded in the accompanying unaudited Condensed Consolidated Balance Sheets. Goodwill related to the contribution represents cost synergies and enhancements to Victory's existing asset management business and is not deductible for tax purposes. Refer to Note 17, Goodwill and Other Intangible Assets, for further detail. The following table summarizes the preliminary allocation of assets acquired and liabilities assumed based on their fair values at the acquisition date:

(in thousands)	April 1, 2025
Cash and cash equivalents	$53,612
Receivables	45,100
Prepaid expenses	5,673
Investments, at fair value	84,095
Property and equipment, net	19,330
Goodwill	254,135
Other intangible assets	1,278,000
Other assets	34,992
Accounts payable and accrued expenses	(37,428)
Accrued compensation and benefits	(48,427)
Deferred tax liability	(291,588)
Other liabilities	(71,513)
Total purchase price consideration	$1,325,981

Financial Results

Revenue recognized by Pioneer Investments subsequent to the acquisition date of April 1, 2025 for the three and nine months ended September 30, 2025 was as follows:

	Three Months Ended	Nine Months Ended
(in millions)	September 30, 2025	September 30, 2025
Revenue	$135.3	$276.0

Net income attributable to Pioneer Investments for the three and nine months ended September 30, 2025 is impractical to determine as the Company does not prepare discrete financial information at that level.

The Company's consolidated financial statements for the three and nine months ended September 30, 2025 include operating results of the Amundi US acquired company. The following unaudited pro forma figures give effect to the contribution as if it had occurred on January 1, 2024 and combines the financial results of the Company and Amundi U.S. after adjusting primarily for amortization of intangible assets and additional fixed asset depreciation that would have been expensed assuming the fair value adjustments had been applied on January 1, 2024, net of any tax impact. This unaudited information is for illustrative purposes only and should not be relied upon as indicative of historical results that would have been obtained if the acquisition had occurred on that date, nor of the results that may be obtained in the future.

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
(in millions)	September 30, 2025	September 30, 2025	September 30, 2024	September 30, 2024
Revenue	$361.2	$1,057.9	$346.7	$1,012.1
Net Income	$96.5	$209.2	$98.3	$262.0

Acquisition-related and other costs

Acquisition-related costs include legal fees, advisory services, mutual fund proxy voting costs and other one-time expenses related to business combinations. The Company expensed $0.4 million and $34.9 million in acquisition-related costs in the three and nine months ended September 30, 2025, respectively. These amounts are included in acquisition-related costs in the unaudited Condensed Consolidated Statements of Operations and relate primarily to the acquisition of Amundi US.

As of September 30, 2025, the Company also incurred $1.4 million of costs directly associated with the issuance of equity in connection with the acquisition of Amundi US. These costs include fees paid to attorneys, accountants, printers and other third parties and are recorded in additional paid-in capital in the unaudited Condensed Consolidated Balance Sheets.

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

The following table presents assets and liabilities measured at fair value on a recurring basis:

	As of September 30, 2025
(in thousands)	Total	Level 1	Level 2	Level 3
Financial Assets
Money market fund	$74,185	$74,185	$-	$-
Investments in proprietary funds	622	622	-	-
Deferred compensation plan investments	97,242	97,242	-	-
Total Financial Assets	$172,049	$172,049	$-	$-
Financial Liabilities
Contingent consideration arrangements	$(84,500)	$-	$-	$(84,500)
Total Financial Liabilities	$(84,500)	$-	$-	$(84,500)

	As of December 31, 2024
(in thousands)	Total	Level 1	Level 2	Level 3
Financial Assets
Money market fund	$110,475	$110,475	$-	$-
Investments in proprietary funds	605	605	-	-
Deferred compensation plan investments	34,608	34,608	-	-
Total Financial Assets	$145,688	$145,688	$-	$-
Financial Liabilities
Contingent consideration arrangements	$(139,894)	$-	$-	$(139,894)
Total Financial Liabilities	$(139,894)	$-	$-	$(139,894)

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

The following table presents the balance of the change in contingent consideration arrangement liabilities for the nine months ended September 30, 2025:

(in thousands)	Contingent Consideration Liabilities
Balance, December 31, 2024	$139,894
WestEnd earn-out payment	(63,733)
WestEnd change in fair value measurement	8,339
Balance, September 30, 2025	$84,500

There were no transfers between any of the Level 1, 2 and 3 categories in the fair value measurement hierarchy from December 31, 2024 to September 30, 2025. The Company recognizes transfers at the end of the reporting period.

The net carrying value of accounts receivable and accounts payable approximates fair value due to the short‑term nature of these assets and liabilities. The fair value of our long-term debt as of September 30, 2025 is considered to be its carrying value as the interest rate on the bank debt is variable and approximates current market rates. As a result, Level 2 inputs are utilized to determine the fair value of our long‑term debt.

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

At the Closing, the requisite shareholder consent was not received for open and closed end funds established under certain Pioneer trust entities. To provide continuous and uninterrupted investment advisory services to these trusts following the Closing, VCM was appointed to act as interim Investment Advisor pursuant to Interim Investment Advisory Agreements for a period not to exceed 150 days in accordance with Rule 15a-4 under the 1940 Act. Additionally, Amundi Distributor US, Inc., continued to serve as the underwriter for the open-end funds. For the open-end funds, these arrangements were terminated on June 6, 2025 when VCM obtained the requisite shareholder consent and the open-end funds were reorganized into Victory Portfolios IV. As of September 30, 2025, Pioneer Investments manages $46.2 billion of AUM, as an adviser and sub-adviser for Amundi and its affiliates' UCITS.

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
•
All transactions with Amundi Distributor US, Inc., and Amundi and its subsidiaries are included in the balances below.

(in thousands)	September 30, 2025	December 31, 2024
Related party assets
Cash and cash equivalents	$74,185	$110,475
Receivables (investment management fees)	104,485	50,520
Receivables (fund administration and distribution fees)	25,023	16,014
Prepaid expenses	2,687	1,702
Investments (investments in proprietary funds, fair value)	622	605
Investments (deferred compensation plan investments, fair value)	97,060	34,473
Total	$304,062	$213,789

Related party liabilities
Accounts payable and accrued expenses (fund reimbursements)	$10,330	$5,889

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Related party revenue
Investment management fees	$238,160	$135,511	$603,809	$395,028
Fund administration and distribution fees	72,686	47,819	187,893	140,349
Total	$310,846	$183,330	$791,702	$535,377

Related party expense
General and administrative	$177	$119	$514	$337
Distribution and other asset-based expenses	1,071	—	2,261	—
	$1,248	$119	$2,775	$337
Related party other income (expense)
Interest income and other income (expense)	$4,584	$3,385	$11,022	$7,953

NOTE 7. Investments

As of September 30, 2025 and December 31, 2024, the Company had investments in proprietary funds and deferred compensation plan investments. Investments in proprietary funds consist primarily of seed capital investments in certain Victory Funds. Deferred compensation plan investments are held under deferred compensation plans and primarily consist of investments in Victory Funds. The Company has separate deferred compensation plans acquired in connection with the Amundi US acquisition, and these plans were frozen to further participation at the Closing.

Unrealized and realized gains and losses on investments in proprietary funds and deferred compensation plan investments are recorded in earnings as interest income and other income.

Investments in Proprietary Funds

The following table presents a summary of the cost and fair value of investments in proprietary funds:

		Gross Unrealized		Fair
(in thousands)	Cost	Gains	(Losses)	Value
As of September 30, 2025	$596	$70	$(44)	$622
As of December 31, 2024	621	46	(62)	605

The following table presents proceeds from sales of investments in proprietary funds and realized gains and losses recognized during the three and nine months ended September 30, 2025:

	Sale	Realized
(in thousands)	Proceeds	Gains	(Losses)
For the three months ended September 30, 2025	—	—	—
For the nine months ended September 30, 2025	54	—	(15)

There were no sales of investments in proprietary funds and realized gains and losses during the three and nine months ended September 30, 2024.

Deferred Compensation Plan Investments

The following table presents a summary of the cost and fair value of deferred compensation plan investments:

		Gross Unrealized		Fair
(in thousands)	Cost	Gains	(Losses)	Value
As of September 30, 2025	$91,191	$6,382	$(331)	$97,242
As of December 31, 2024	33,224	1,802	(418)	34,608

The following table presents proceeds from sales of deferred compensation plan investments and realized gains and losses recognized during the three and nine months ended September 30, 2025 and 2024:

	Sale	Realized
(in thousands)	Proceeds	Gains	(Losses)
For the three months ended September 30, 2025	$9,401	$214	$(22)
For the three months ended September 30, 2024	8,692	306	(1)

For the nine months ended September 30, 2025	$66,772	$1,457	$(655)
For the nine months ended September 30, 2024	9,781	388	(23)

NOTE 8. Income Taxes

The effective tax rate for the three and nine months ended September 30, 2025 and 2024 differs from the United States federal statutory rate primarily as a result of state and local income taxes, excess tax benefits on share-based compensation and certain non-deductible expenses.

For the three months ended September 30, 2025 and 2024, the provision for income taxes was $32.7 million and $25.5 million, or 25.3% and 23.7%, of pre-tax income, respectively. For the nine months ended September 30, 2025 and 2024, the provision for income taxes was $79.4 million and $63.2 million, or 26.8% and 23.0% of pre-tax income, respectively.

The effective tax rates for the three and nine months ended September 30, 2025 were higher than the effective tax rates for the same periods in 2024 due to decreased excess tax benefits on share-based compensation and increased non-deductible expenses. The increase in non-deductible expenses was primarily driven by $27.5 million of gross non-deductible transaction costs that were incurred related to the Amundi US acquisition, $0.2 million of which were incurred in the three months ended September 30, 2025.

No valuation allowance was recorded for deferred tax assets in the period ended September 30, 2025 and 2024.

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

NOTE 9. Debt

On September 23, 2025, the Company entered into the Sixth Amendment to the Credit Agreement (the “Sixth Amendment”), among the Company, the other loan parties party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent, which amends the Credit Agreement dated as of July 1, 2019 (as amended by the First Amendment to Credit Agreement dated as of January 17, 2020, the Second Amendment to Credit Agreement dated as of February 18, 2021, the Third Amendment to Credit Agreement dated as of December 31, 2021, the Fourth Amendment to Credit Agreement dated as of September 23, 2022, and the Fifth Amendment to Credit Agreement dated June 7, 2024, the “Existing Credit Agreement”), among the Company, the other loan parties party thereto from time to time, Bank of America, N.A, as administrative agent and collateral agent, and the lenders party thereto from time to time.

Pursuant to the Existing Credit Agreement, the Company obtained a $100 million senior secured first lien revolving credit facility (the “Revolving Facility”). The Sixth Amendment extended the maturity date of the Revolving Facility from March

31, 2026 to September 23, 2030 and decreased the drawn interest rate margin by 0.25% per annum. The Revolving Facility otherwise remains subject to substantially similar terms to those set forth in the Existing Credit Agreement.

Pursuant to the Sixth Amendment, the Company also refinanced its existing term loans (the "Existing Term Loans") with replacement term loans (the "Repriced Term Loans") in an aggregate principal amount of $985 million. The Repriced Term Loans will mature on September 23, 2032 and will bear interest at an annual rate equal to, at the option of the Company, either SOFR plus a margin of 2.00% or an alternate base rate plus a margin of 1.00%. The Repriced Term Loans otherwise remain subject to substantially similar terms to those that were applicable to the Existing Term Loans.

The following table presents the components of long-term debt in the unaudited Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024.

	September 30, 2025			December 31, 2024
(in thousands)	Amount	Interest Rate	Effective Interest Rate	Amount	Interest Rate	Effective Interest Rate
Term Loans
Existing Term Loan, due July 2026	$—	—	—	$624,693	6.93%	7.33%
Existing Term Loan, due December 2028	—	—	—	347,496	6.93%	7.26%
Repriced Term Loans, due September 2032	985,000	6.63%	6.82%	—
Term loan principal outstanding	985,000			972,189
Unamortized debt issuance costs	(4,175)			(5,935)
Unamortized debt discount	(8,837)			(2,392)
Long-term debt, net	$971,988			$963,862

The Company elects to use three-month Term SOFR plus the margin on SOFR required by the 2019 Credit Agreement to pay interest on its debt.

The 2019 Credit Agreement contains customary affirmative and negative covenants, including covenants that affect, among other things, the ability of the first lien leverage ratio, measured as of the last day of each fiscal quarter on which outstanding borrowings under the revolving credit facility exceed 35.0% of the commitments thereunder (excluding certain letters of credit), of no greater than 4.00 to 1.00. As of September 30, 2025, there were no outstanding borrowings under the revolving credit facility and the Company was in compliance with its financial performance covenant.

Pursuant to ASC 470-50, Debt - Modifications and Extinguishments, the Company evaluated the Repriced Term Loans on a lender-by-lender basis and accounted accordingly for debt extinguishment costs and debt modification costs (for the portion of the transaction that did not meet the accounting criteria for debt extinguishment). On the Condensed Consolidated Statement of Cash Flows, the financing cash outflows and inflows associated with this transaction were determined on a lender-by-lender basis and repayments during the three and nine months ended September 30, 2025 totaled $235.8 million. During the three and nine months ended September 2025, the Company incurred costs of $2.2 million related to the Sixth Amendment, of which $1.6 million was recorded in general and administrative expense and $0.6 million was recognized as a loss on debt extinguishment in the unaudited Condensed Consolidated Statement of Operations.

There were no repayments of outstanding term loans under the 2019 Credit Agreement during the three months ended September 30, 2024, and no loss on debt extinguishment was recorded in the period. Repayments of outstanding term loans under the 2019 Credit Agreement totaled $9.5 million for the nine months ended September 30, 2024. The Company recognized a loss on debt extinguishment of $0.1 million in the period due to the repayments of term loan principal.

The following table presents the components of interest expense and other financing costs on the unaudited Condensed Consolidated Statements of Operations for the periods ended September 30, 2025 and 2024.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Interest expense	$16,484	$19,431	$48,921	$58,096
Amortization of debt issuance costs	713	776	2,217	2,333
Amortization of debt discount	300	302	887	905
Amortization of deferred gain on terminated interest rate swap	(4,474)	(4,200)	(12,737)	(12,509)
Other	90	105	270	354
Total	$13,113	$16,414	$39,558	$49,179

NOTE 10. Equity

Shares Rollforward

The following tables present the changes in the number of shares of preferred and common stock issued and repurchased (in thousands):

	Shares of Preferred Stock Issued	Shares of Common Stock Issued	Shares of Treasury Stock
Balance, December 31, 2024	—	83,948	(20,295)
Issuance of shares	—	1	—
Vesting of restricted share grants	—	384	—
Exercise of options	—	43	—
Shares withheld related to net settlement of equity awards	—	—	(156)
Balance, March 31, 2025	—	84,376	(20,451)
Issuance of shares	—	2	—
Repurchase of shares	—	—	(342)
Vesting of restricted share grants	—	29	—
Exercise of options	—	49	—
Issuance of stock in connection with the acquisition of Amundi US(1)	19,742	3,293	—
Shares withheld related to net settlement of equity awards	—	—	(30)
Balance, June 30, 2025	19,742	87,749	(20,823)
Issuance of shares	—	2	—
Repurchase of shares	—	—	(1,777)
Vesting of restricted share grants	—	11	—
Exercise of options	—	30	—
Forfeiture of stock in connection with the acquisition of Amundi US(2)	(44)	44	(44)
Conversion of Common stock to Preferred stock(3)	89	(89)	—
Shares withheld related to net settlement of equity awards	—	—	(20)
Balance, September 30, 2025	19,787	87,747	(22,664)

(1) During the second quarter of 2025, in exchange for the contribution of all the shares of the Amundi US to the Company, the Company issued to Amundi 3,293,471 newly issued shares of Common Stock, representing 4.9% of the number of issued and outstanding shares of Common Stock after giving effect to such issuance, and 19,742,300 newly issued shares of Preferred stock, which, together with the shares of Common stock issued to Amundi represented in the aggregate 26.1% of the Company’s fully diluted shares after giving effect to such share issuances. The Preferred stock issued to Amundi includes 14,305,982 shares issued on April 1, 2025 and 5,436,318 shares issued on May 23, 2025 as a true up payment in respect of client consents obtained in the 30 days following the Closing. Closing consideration due to Amundi is subject to a customary post-closing adjustment.

(2) On August 1, 2025, in accordance with the terms of the Contribution Agreement, Amundi forfeited its beneficial ownership of 44,026 shares of Preferred stock as a result of a post-closing adjustment to the amount of Preferred stock received by Amundi at the closing of the transaction.

(3) Pursuant to the terms set forth in the Shareholder Agreement, the Company issued to Amundi shares of Preferred stock in exchange for an equal number of shares of Common stock.

	Shares of Preferred Stock Issued	Shares of Common Stock Issued	Shares of Treasury Stock
Balance, December 31, 2023	—	82,404	(18,150)
Issuance of shares	—	2	—
Vesting of restricted share grants	—	382	—
Exercise of options	—	378	—
Shares withheld related to net settlement of equity awards	—	—	(345)
Balance, March 31, 2024	—	83,166	(18,495)
Issuance of shares	—	1	—
Vesting of restricted share grants	—	18	—
Exercise of options	—	269	—
Shares withheld related to net settlement of equity awards	—	—	(151)
Balance, June 30, 2024	—	83,454	(18,646)
Issuance of shares	—	2	—
Vesting of restricted share grants	—	49	—
Exercise of options	—	175	—
Shares withheld related to net settlement of equity awards	—	—	(110)
Balance, September 30, 2024	—	83,680	(18,756)

Shares Repurchased and Withheld

Share Repurchase Programs

In December 2024, the Company’s Board of Directors approved a new share repurchase program (the “2025 Share Repurchase Program”) authorizing the repurchase of up to $200.0 million of the Company’s Common stock through December 31, 2026. On August 7, 2025, the Company’s Board of Directors authorized an increase in the 2025 Share Repurchase Program from $200.0 million to up to $500.0 million through December 31, 2027. Under the 2025 Share Repurchase Program, which took effect in December 2024, the Company may purchase its shares from time to time in privately negotiated transactions, through block trades, pursuant to open market purchases, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the SEC. The amount and timing of purchases under the 2025 Share Repurchase Program will depend on a number of factors including the price and availability of the Company’s shares, trading volume, capital availability, Company performance and general economic and market conditions. The 2025 Share Repurchase Program can be suspended or discontinued at any time.

The following table presents information about the Company's repurchases of Common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(in thousands, except per share amounts)
Total number of shares repurchased	1,777	—	2,119	—
Total cost of shares repurchased	$123,549	—	$144,925	—
Average stock price	$69.51	—	$68.38	—

As of September 30, 2025, $355.1 million was available for future repurchases under the 2025 Share Repurchase Program, and a cumulative total of 14.8 million shares of Common Stock had been repurchased under programs authorized by the Company’s Board of Directors at a total cost of $537 million for an average price of $36.28 per share.

Shares Withheld for net settlement of employee equity awards

The following table presents both share and dollar value information about shares withheld for net settlement of employee equity awards:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(in thousands)
Total number of shares net settled	20	110	206	606

Employee tax obligations satisfied	$1,062	$4,151	$11,216	$19,719
Employee stock option costs satisfied	241	1,632	1,099	6,722
Shares withheld related to net settlement of equity awards	$1,303	$5,783	$12,315	$26,441

Dividend Payments

The following table presents information about dividends paid relating to quarterly dividends declared by the Company's Board of Directors:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(in thousands)
Dividends paid on shares of Common stock	$32,356	$26,602	$95,230	$72,153
Dividends paid on shares of Preferred stock	9,696	—	19,369	—
Dividends paid upon vesting of restricted stock awards	21	1	1,104	837
Total dividends paid	$42,073	$26,603	$115,703	$72,990

Issuance of stock in connection with the acquisition of Amundi US

In exchange for the contribution of all the shares of the Amundi US to the Company, during the nine months ended September 30, 2025, the Company issued to Amundi (a) 3.3 million shares of Common Stock and (b) 19.7 million newly issued shares of Preferred Stock. Refer to Note 4, Acquisitions, for further detail.

NOTE 11. Share‑Based Compensation

Current Period Activity

During the three and nine months ended September 30, 2025, the Company issued restricted stock awards with the following vesting terms:

	Three months ended September 30, 2025	Nine months ended September 30, 2025
Vesting Terms
Fully vested on the grant date	3,293	12,502
Ratably over two years	673	49,223
Ratably over three years	951	266,586
Ratably over four years	—	300,036
Cliff vest after two years	732	40,432
50% over two years and the 50% over three years	—	12,175
Total Restricted Stock Awards Issued	5,649	680,954

Stock option award and restricted stock award activity during the nine months ended September 30, 2025 and 2024 was as follows:

	Shares Subject to Stock Option Awards
	Nine Months Ended September 30,
	2025			2024
	Avg wtd	Avg wtd		Avg wtd	Avg wtd
	grant-date	exercise		grant-date	exercise
	fair value	price	Units	fair value	price	Units
Outstanding at beginning of period	$5.08	$9.94	720,415	$4.68	$8.76	1,801,853
Forfeited	—	—	—	6.31	13.84	(831)
Exercised	4.82	9.08	(121,477)	4.54	8.49	(822,029)
Outstanding at end of period	$5.13	$10.11	598,938	$4.80	$8.99	978,993
Vested	$5.25	$10.48	422,740	$4.79	$8.94	802,795
Unvested	4.85	9.23	176,198	4.85	9.23	176,198

	Restricted Stock Awards
	Nine Months Ended September 30,
	2025		2024
	Avg wtd grant-		Avg wtd grant-
	date fair value	Units	date fair value	Units
Unvested at beginning of period	$36.67	911,242	$30.39	853,748
Granted	59.25	680,954	41.41	527,640
Vested	34.51	(423,469)	30.69	(448,735)
Forfeited	31.90	(34,348)	34.85	(13,703)
Unvested at end of period	$51.18	1,134,379	$36.51	918,950

Share-Based Compensation Expense

Share-based compensation expense is included within personnel compensation and benefits in the unaudited Condensed Consolidated Statements of Operations. The following table summarized share-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(in thousands)
Share-based compensation expense	$5,645	$3,711	$14,808	$11,448

NOTE 12. Earnings Per Share

The following table sets forth the reconciliation of basic earnings per share and diluted earnings per share from net income for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands except per share amounts)	2025	2024	2025	2024
Numerator for earnings per common share:
Net Income	$96,541	$81,983	$217,250	$211,925
Preferred stock dividends	(9,696)	-	(19,369)	-
Net income attributable to preferred stockholders	(12,528)	-	(15,913)	-
Income attributable to common stockholders for basic earnings per share(1)	$74,317	$81,983	$181,968	$211,925
Allocation adjustment to income attributable to preferred stockholders(2)	109	—	180	—
Income attributable to common stockholders for diluted earnings per share	$74,426	$81,983	$182,148	$211,925
Denominator for earnings per common share:
Basic: Weighted average number of shares outstanding	66,206	64,875	65,728	64,667
Plus: Incremental shares from assumed conversion of dilutive instruments	758	1,182	892	1,377
Diluted: Weighted average number of shares outstanding	66,964	66,057	66,620	66,044
Earnings per share
Basic:	$1.12	$1.26	$2.77	$3.28
Diluted:	$1.11	$1.24	$2.73	$3.21
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

Outstanding instruments excluded from the computation of weighted average shares for diluted earnings per share because the effect would be anti-dilutive were de minimis for the three and nine months ended September 30, 2025 and 2024. Holders of non-vested share-based compensation awards do not have rights to receive nonforfeitable dividends on the shares covered by the awards.

NOTE 13. Accumulated Other Comprehensive Income (Loss)

The following table presents changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2025 and 2024.

		Cumulative
	Cash Flow	Translation
(in thousands)	Hedges (1)(2)	Adjustment	Total
Balance, December 31, 2024	$18,853	$(170)	$18,683
Other comprehensive income before reclassification and tax	—	366	366
Tax impact	—	(90)	(90)
Reclassification adjustments, before tax	(12,737)	—	(12,737)
Tax impact	3,104	—	3,104
Net current period other comprehensive income (loss)	(9,633)	276	(9,357)
Balance, September 30, 2025	$9,220	$106	$9,326
Balance, December 31, 2023	$31,460	$(132)	$31,328
Other comprehensive loss before reclassification and tax	—	105	105
Tax impact	—	(26)	(26)
Reclassification adjustments, before tax	(12,509)	—	(12,509)
Tax impact	3,057	—	3,057
Net current period other comprehensive loss	(9,452)	79	(9,373)
Balance, September 30, 2024	$22,008	$(53)	$21,955
(1)
Reclassifications out of accumulated other comprehensive income (loss) related to cash flow hedges are recorded in interest expense and other financing costs.
(2)
On October 30, 2023, the Company terminated the Swap. The termination resulted in a $44.4 million deferred gain recorded in AOCI, before tax, which was amortized on a straight-line basis over the remaining term of the hedged debt (through July 1, 2032). Please refer to Note 14, Derivatives, for further information on the monetization of the gain on the Swap.

NOTE 14. DERIVATIVES

Interest Rate Swaps

In the fourth quarter of 2023, the Company monetized the gain on the floating-to-fixed interest rate swap transaction (“Swap”) entered into in 2020 to effectively fix the interest rate on $450 million of its outstanding Term Loan through the Term Loan maturity date of July 1, 2026. On September 23, 2025, the Company entered into the Sixth Amendment of the Credit Agreement, which extended the maturity of the Repriced Term Loans to September 23, 2032. Refer to Note 9 for further information on the Sixth Amendment to the Credit Agreement.

The deferred gain on the termination of the Swap is being amortized on a straight-line basis through September 23, 2032 and is included in interest expense and other financing costs on the unaudited Condensed Consolidated Statements of Operations. For the three months ended September 30, 2025 and 2024, the Company recorded $4.5 million and $4.2 million, respectively, in amortization of deferred gain on Swap monetization. For the nine months ended September 30, 2025 and 2024, the Company recorded $12.7 million and $12.5 million, respectively, in amortization of deferred gain on Swap monetization. As of September 30, 2025 and December 31, 2024, the unamortized deferred gain on Swap monetization was $12.2 million and $24.9 million, respectively, before tax.

The following tables summarize the classification of the Swap in our unaudited condensed financial statements (in thousands):

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Statement of Operations	Description	2025	2024	2025	2024
Interest expense and other financing costs	Reclassification from AOCI – Amortization of Swap deferred gain	4,474	4,200	$12,737	12,509

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Statements of Comprehensive Income	Description	2025	2024	2025	2024
Other comprehensive income (loss)	Amortization of deferred gain on terminated Swap, net of tax	(3,384)	(3,174)	$(9,633)	(9,452)

NOTE 15. LEASES

The Company determines if a contract is a lease at inception. We have leases primarily for office facilities and information technology equipment. All of our leases are classified as operating leases.

Supplemental balance sheet information related to the Company’s operating leases as of September 30, 2025 and December 31, 2024 was as follows (in thousands):

	September 30, 2025	December 31, 2024
Operating lease right-of-use ("ROU") assets(1)	$50,773	$19,839
Current portion of operating lease liabilities(2)	7,355	2,932
Noncurrent portion of operating lease liabilities(2)	39,726	17,939
Total operating lease liabilities	$47,081	$20,871

(1) ROU assets are recorded in other assets on the unaudited Condensed Consolidated Balance Sheets.

(2) Current portion and noncurrent portion of operating lease liabilities are recorded in other liabilities on the unaudited Condensed Consolidated Balance Sheets.

	September 30, 2025	December 31, 2024
Weighted-average remaining lease term	6.5 years	8.3 years
Weighted-average discount rate	6.1%	6.7%

The components of lease expense and other lease information as of and during the three and nine month periods ended September 30, 2025 and 2024 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$2,573	$1,261	$6,379	$3,869
Short-term lease cost	—	—	—	—
Variable lease cost	1,177	302	3,020	1,293
Gross lease cost	$3,750	$1,563	$9,399	$5,162
Sub-lease income	(15)	(153)	(45)	(589)
Net lease cost	$3,735	$1,410	$9,354	$4,573

Other lease information
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows for operating leases	$2,411	$1,384	$6,015	$4,228

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

The following table summarizes the maturity of our operating lease liabilities as of September 30, 2025 (in thousands):

As of September 30, 2025
2025	$2,232
2026	10,196
2027	9,102
2028	8,592
2029	8,277
Thereafter	19,457
Total undiscounted lease payments	57,856
Less: imputed interest	10,775
Total lease liabilities	$47,081

NOTE 16. Property and Equipment

The following table presents property and equipment as of September 30, 2025 and December 31, 2024:

(in thousands)	September 30, 2025	December 31, 2024
Equipment and implementation costs	$45,686	$41,713
Leasehold improvements	19,363	4,278
Furniture and fixtures	6,001	2,782
Total	71,050	48,773
Accumulated depreciation and amortization	(45,227)	(36,899)
Total property and equipment, net	$25,823	$11,874

Depreciation and amortization expense for property and equipment was $3.3 million and $8.7 million for the three and nine months ended September 30, 2025, respectively. Depreciation and amortization expense for property and equipment was $2.2 million and $6.7 million for the three and nine months ended September 30, 2024, respectively.

NOTE 17. Goodwill and Other Intangible Assets

The following table presents changes in the goodwill balance for the periods ended September 30, 2025 and December 31, 2024:

(in thousands)	September 30, 2025	December 31, 2024
Balance, beginning of period	$981,805	$981,805
Goodwill recorded in Amundi US acquisition	254,135	—
Balance, end of period	$1,235,940	$981,805

There were no impairments to goodwill recognized during periods ended September 30, 2025 or September 30, 2024.

Identifiable Intangible Assets

The following table presents a summary of indefinite‑lived intangible assets by type:

	Fund Advisory, Transfer
	Agent and Distribution	Trade
(in thousands)	Contracts	Names	Totals
December 31, 2024 balance	$1,113,000	$16,800	$1,129,800
Amundi US Acquisition	949,000	17,000	966,000
September 30, 2025 balance	$2,062,000	$33,800	$2,095,800

There were no impairments to indefinite-lived intangible assets recognized during the periods ended September 30, 2025 or September 30, 2024.

The following table presents a summary of definite‑lived intangible assets by type:

		Fund
	Customer	Advisory	Trade
(in thousands)	Relationships	Contracts	Names	Totals
Gross book value - December 31, 2024	$310,286	$—	$45,462	$355,748
Accumulated amortization	(182,925)	—	(42,009)	(224,934)
Net book value - December 31, 2024	$127,361	$—	$3,453	$130,814
Weighted average useful life (yrs)	6.5	—	2.3	6.2
Gross book value - September 30, 2025	$387,286	$247,068	$45,462	$679,816
Accumulated amortization	(206,562)	(29,282)	(43,505)	(279,349)
Net book value - September 30, 2025	$180,724	$217,786	$1,957	$400,467
Weighted average useful life (yrs)	4.8	6.3	1.3	5.5

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

Amortization expense is recorded in depreciation and amortization in the accompanying unaudited Condensed Consolidated Statements of Operations for definite‑lived intangible assets and was $18.7 million and $42.5 million, respectively, for the three and nine months ended September 30, 2025. Amortization expense related to definite-lived intangible assets was $5.3 million and $15.9 million, respectively, for the three and nine months ended September 30, 2024. There were no impairments to definite-lived intangible assets recognized during the periods ended September 30, 2025 or 2024.

The following table presents estimated amortization expense for definite‑lived intangible assets for each of the five succeeding years and thereafter:

2025	$18,650
2026	72,340
2027	71,952
2028	70,007
2029	60,204
Thereafter	107,314
Total	$400,467

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

Supplemental information related to significant segment expenses included the Consolidated Statements of Operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Salaries, payroll related taxes and employee benefits	$37,934	$21,824	$101,087	$67,548
Incentive compensation	36,403	26,472	98,186	74,920
Sales-based compensation(1)	10,031	6,401	27,863	18,096
Equity awards granted to employees and directors(2)	5,646	3,714	14,808	11,448
Acquisition and transaction-related compensation(3)	6,969	(15,168)	20,093	(13,655)
Total personnel compensation and benefits expense	$96,983	$43,243	$262,037	$158,357

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Broker-dealer distribution fees	$22,497	$5,049	$48,130	$15,060
Platform distribution fees	33,518	22,406	86,573	66,821
Sub-administration	5,538	4,313	15,202	12,590
Sub-advisory	1,934	2,330	5,484	7,008
Middle-office	2,673	2,730	8,287	8,086
Total distribution and other asset-based expenses	$66,160	$36,828	$163,676	$109,565

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
(3)
Acquisition and transaction-related compensation costs for the three and nine months ended September 30, 2025 primarily consists of vesting of certain Amundi US deferred compensation awards for former Amundi US employees. For the three and nine months ended September 30, 2024 acquisition and transaction-related compensation consisted of a decrease in the NEC contingent payment compensation.

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

The following table presents a rollforward of restructuring and integration liabilities, which as of September 30, 2025 and December 31, 2024 were included in accounts payable and accrued expenses in the accompanying unaudited Condensed Consolidated Balance Sheets.

Restructuring and
(in thousands)	Integration Costs
Liability Balance, December 31, 2024	$182
Severance expense	17,057
Integration and other costs	8,313
Restructuring and integration costs	25,370
Settlement of liabilities	(19,397)
Liability Balance, September 30, 2025	$6,155

NOTE 20. SUBSEQUENT EVENTS

Quarterly Cash Dividends

On November 6, 2025, the Company’s Board of Directors ("the Board") approved a regular quarterly cash dividend of $0.49 per share. The dividend is payable on December 23, 2025, to shareholders of record on December 10, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to the “Company,” “Victory,” or in the first-person notations of “we,” “us,” and “our” shall mean Victory Capital Holdings, Inc., a Delaware corporation, and its wholly-owned subsidiaries.

Objective

The objective of this section of the Quarterly Report on Form 10-Q is intended to provide a discussion and analysis, from management’s perspective, of the key performance indicators and material information necessary to assess our financial condition and results of operations for the three and nine months ended September 30, 2025 and 2024 and cash flows for the nine months ended September 30, 2025 and 2024. In addition, we also discuss the Company’s contractual and off-balance sheet arrangements. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2024. This discussion and analysis contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2024.

Overview

Our Business – Victory is a diversified global asset management firm with total client assets of $313.4 billion, assets under management of $310.6 billion and other assets of $2.7 billion as of September 30, 2025. The Company operates a next-generation business model combining boutique investment qualities with the benefits of an integrated, centralized operating and distribution platform.

The Company provides specialized investment strategies to institutions, intermediaries, retirement platforms and individual investors with multiple autonomous Investment Franchises and a Solutions Platform. Victory Capital offers a wide array of investment products, including actively and passively managed mutual funds, rules-based and active exchange traded funds (“ETFs”), institutional separate accounts, variable insurance products (“VIPs”), alternative investments, private closed end funds, and a 529 Education Savings Plan. Victory Capital’s strategies are also offered through third-party investment products, including mutual funds, third-party ETF model strategies, retail separately managed accounts (“SMAs”) and unified managed accounts (“UMAs”) through wrap account programs, Collective Investment Trusts (“CITs”), and undertakings for the collective investment in transferable securities (“UCITS”) and other pooled funds. As of September 30, 2025, our Franchises and our Solutions Platform collectively managed a diversified set of 189 investment strategies for a wide range of institutional and retail clients and direct investors.

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

On April 1, 2025 (the "Closing"), the Company completed the transactions contemplated by the Contribution Agreement (the “Contribution”) and reintroduced the brand Pioneer Investments ("Pioneer" or "Pioneer Investments") for the acquired business and investment products. In exchange for the contribution of all the shares of the Amundi US to the Company, the Company issued to Amundi (a) 3,293,471 newly issued shares of Common Stock, representing 4.9% of the number of issued and outstanding shares of Common Stock after giving effect to such issuance, and (b) 19,742,300 newly issued shares of Preferred Stock, which, together with the shares of Common Stock issued to Amundi represented in the aggregate 26.1% of the Company’s fully diluted shares after giving effect to such share issuances. The Preferred Stock issued to Amundi includes 14,305,982 shares issued on April 1, 2025 and 5,436,318 shares issued on May 23, 2025 as a true up payment in respect of client consents obtained in the 30 days following the Closing. Closing consideration due to Amundi is subject to a customary post-closing adjustment. On August 1, 2025, in accordance with the terms of the Contribution Agreement, Amundi forfeited its beneficial ownership of 44,026 shares of Preferred stock as a result of a post-closing adjustment to the amount of Preferred stock received by Amundi at the closing of the transaction.

VCM serves as the investment adviser and provides mutual fund administration services for the Pioneer mutual funds under Victory Portfolio IV and Victory Variable Insurance Funds II. VCS serves as the distributor to Victory Portfolios IV and Victory Variable Insurance Funds II. The sequential results include Pioneer Investments as of April 1, 2025, which significantly impacted our financial results for the three and nine months ended September 30, 2025 when compared to the comparable periods. Refer to Note 4, Acquisitions, for further details related to the acquisition.

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

We have clients spanning 60 countries and manage approximately $52 billion in AUM for non-US investors. Through our exclusive global distribution agreement with Amundi, we have access to 35 countries and 1,000 third-party distributors in 20 countries. Professionals within our institutional and retail distribution channels, direct investor business and marketing organization sell our products through our centralized distribution model. Our institutional sales team focuses on cultivating relationships with institutional consultants, who account for the majority of the institutional market, as well as asset allocators seeking sub-advisers. Our retail sales team offers intermediary and retirement platform clients, including broker-dealers, retirement platforms and RIA networks, mutual funds and ETFs as well as SMAs through wrap fee programs and access to our investment models through UMAs. Our direct investor business serves the investment needs of individual clients.

We have grown our total client assets from $17.9 billion following the management-led buyout with Crestview GP in August 2013 to $313.4 billion at September 30, 2025. We attribute this growth to our success in sourcing acquisitions and evolving them into organic growers, generating strong investment returns, and developing institutional, retail, and direct investor channels with deep penetration.

Business Highlights

Assets under management:

•
AUM at September 30, 2025 increased by $12.1 billion, or 4.1%, to $310.6 billion from $298.6 billion at June 30, 2025, due to $14.5 billion of market appreciation partially offset by $0.3 billion of net outflows.
•
AUM at September 30, 2025 and 2024 was $310.6 billion and $176.1 billion, respectively. We generated $17.3 billion in gross flows and $0.3 billion in net outflows for the three months ended September 30, 2025 compared to $6.1 billion in gross flows and $2.6 billion in net outflows for the same period in 2024.
•
AUM at September 30, 2025 and 2024 was $310.6 billion and $176.1 billion, respectively. We generated $42.5 billion in gross flows and $2.3 billion in net outflows for the nine months ended September 30, 2025 compared to $19.4 billion in gross flows and $5.5 billion in net outflows for the same period in 2024. Net flows for the nine months ended September 30, 2025 were comprised of $2.1 billion and $0.2 billion of net long-term and short-term outflows, respectively.

Investment performance:

•
56 of our Victory Capital mutual funds and ETFs had overall Morningstar ratings of four or five stars and 64% of our fund and ETF AUM were rated four or five stars overall by Morningstar. 54% of our strategies by AUM had investment returns in excess of their respective benchmarks over a one-year period, 64% over a three-year period, 65% over a five-year period and 77% over a ten-year period. On an equal-weighted basis, 53% of our strategies have outperformed their benchmarks over a one-year period, 63% over a three-year period, 68% over a five-year period and 65% over a ten-year period.

Financial highlights:

•
Total revenue for the three months ended September 30, 2025 was $361.2 million compared to $225.6 million for the same period in 2024. For the nine months ended September 30, 2025 and 2024, total revenue was $932.0 million and $661.1 million, respectively.
•
Net income was $96.5 million for the three months ended September 30, 2025 compared to $82.0 million for the same period in 2024. For the nine months ended September 30, 2025 and 2024, net income was $217.3 million and $211.9 million, respectively.
•
Adjusted EBITDA was $190.5 million for the three months ended September 30, 2025, or 52.7% of revenue, compared to $121.3 million, or 53.7% of revenue, for the same period in 2024. For the nine months ended September 30, 2025, Adjusted EBITDA was $485.4 million, or 52.1% of revenue, compared to $350.1 million, or 53.0% of revenue, for the same period in 2024. Refer to “Supplemental Non-GAAP Financial Information” for further information about the Adjusted EBITDA calculation and reconciliation of generally accepted accounting principles (“GAAP”) net income to Adjusted EBITDA.
•
Adjusted Net Income with tax benefit was $141.3 million for the three months ended September 30, 2025 compared to $89.0 million for the three months ended September 30, 2024. For the nine months ended September 30, 2025, Adjusted Net Income with tax benefit was $362.2 million compared to $258.0 million for the same period in 2024. Refer to “Supplemental Non-GAAP Financial Information” for further information about the Adjusted Net Income calculation and reconciliation of GAAP net income to Adjusted Net Income.

Key Performance Indicators

The following table is a summary of key performance indicators utilized by management to assess results of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions, except for basis points, percentages, and per share amounts)	2025	2024	2025	2024
AUM at period end	310,644	176,113	310,644	176,113
Average AUM	303,584	171,876	254,117	167,631
Gross flows	17,296	6,120	42,513	19,375
AUM net short-term flows	(48)	(5)	(236)	(147)
AUM net long-term flows	(244)	(2,631)	(2,108)	(5,361)
AUM net flows	(292)	(2,636)	(2,345)	(5,508)
Total revenue	361.2	225.6	932.0	661.1
Revenue realization on average AUM	47.2 bps	52.1 bps	49.0 bps	52.6 bps
Net income	96.5	82.0	217.3	211.9
Adjusted EBITDA(1)	190.5	121.3	485.4	350.1
Adjusted EBITDA margin(2)	52.7%	53.7%	52.1%	53.0%
Adjusted net income(1)	130.9	78.9	331.3	228.0
Tax benefit of goodwill and acquired intangibles(3)	10.5	10.1	30.9	30.0
Adjusted net income with tax benefit per diluted share(4)	1.63	1.35	4.59	3.91

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

(4) The Company includes participating securities in its computation of adjusted earnings per diluted share, including 19.8 million shares of Series A Non-Voting Convertible Preferred Stock.

The following table presents a reconciliation of our total client assets(1) as of the dates indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Beginning AUM	$298,563	$168,681	$171,930	$161,322
Beginning other assets	3,050	5,094	4,165	5,289
Beginning total client assets	301,613	173,775	176,096	166,611

AUM net cash flows	(292)	(2,636)	(2,345)	(5,508)
Other assets net cash flows	(502)	(446)	(1,948)	(952)
Total client assets net cash flows	(794)	(3,082)	(4,293)	(6,460)

AUM market appreciation (depreciation)	14,515	10,076	31,589	20,337
Other assets market appreciation (depreciation)	177	333	509	644
Total client assets market appreciation (depreciation)	14,692	10,409	32,098	20,982

AUM realizations and distributions	—	(2)	(24)	(2)
Acquired & divested assets / Net transfers(2)	(2,141)	(7)	109,493	(38)

Ending AUM	310,644	176,113	310,644	176,113
Ending other assets	2,726	4,981	2,726	4,981
Ending total client assets	313,370	181,094	313,370	181,094
Average total client assets	306,457	176,806	257,625	172,688

(1) Includes low-fee (2 to 4 bps) institutional assets, previously reported in the Solutions asset class within the by asset class table and in Separate Accounts and Other Pooled Vehicles within the by vehicle table. These assets are included as part of Victory’s Regulatory Assets Under Management reported in Form ADV Part 1.

(2) Three months ended September 30, 2025 includes the impact of approximately $1 billion of divested assets from the closure of three Investment Franchises in the third quarter. Nine months ended September 30, 2025 includes the impact of Pioneer Investments, partially offset by assets divested due to the closure of three Investment Franchises.

The following table presents a reconciliation of our total AUM(1) as of the dates indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Beginning AUM	$298,563	$168,681	$171,930	$161,322
Gross client cash inflows	17,296	6,120	42,513	19,375
Gross client cash outflows	(17,588)	(8,756)	(44,858)	(24,882)
Net client cash flows	(292)	(2,636)	(2,345)	(5,508)
Market appreciation (depreciation)	14,515	10,076	31,589	20,337
Realizations and distributions	—	(2)	(24)	(2)
Acquired & divested assets / Net transfers(2)	(2,141)	(7)	109,493	(38)
Ending AUM	310,644	176,113	310,644	176,113
Average AUM	303,584	171,876	254,117	167,631

(1) Total AUM includes both discretionary assets under management and non-discretionary assets under advisement and excludes other assets.

(2) Three months ended September 30, 2025 includes the impact of approximately $1 billion of divested assets from the closure of three Investment Franchises in the third quarter. Nine months ended September 30, 2025 includes the impact of Pioneer Investments, partially offset by assets divested due to the closure of three Investment Franchises.

The following table presents a reconciliation of our other assets (institutional)(1) as of the dates indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Beginning other assets (institutional)	$3,050	$5,094	$4,165	$5,289
Gross client cash inflows	—	—	—	467
Gross client cash outflows	(502)	(446)	(1,949)	(1,419)
Net client cash flows	(502)	(446)	(1,948)	(952)
Market appreciation (depreciation)	177	333	509	644
Realizations and distributions	—	—	—	—
Acquired & divested assets / Net transfers	—	—	—	—
Ending other assets (institutional)	2,726	4,981	2,726	4,981
Average other assets (institutional)	2,873	4,930	3,508	5,057

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

The following table presents our AUM by asset class as of the dates indicated:

	As of
	September 30,
(in millions)	2025	2024
Solutions	$86,963	$62,544
Fixed Income	80,386	25,081
U.S. Mid Cap Equity	31,877	32,333
U.S. Small Cap Equity	12,722	15,591
Global / Non-U.S. Equity	28,960	19,752
U.S. Large Cap Equity	63,061	14,239
Alternative Investments	3,016	3,178
Total Long-Term Assets	306,985	172,720
Money Market & Short-Term Assets	3,660	3,393
Total AUM(1)(2)	$310,644	$176,113

(1) Total AUM includes both discretionary assets under management and non-discretionary assets under advisement and excludes other assets.

(2) Includes the impact of Pioneer Investments, partially offset by assets divested due to the closure of three Investment Franchises.

The following tables summarize our asset flows by asset class for the periods indicated:

	U.S. Mid	U.S. Small		U.S. Large	Global /				Money
	Cap	Cap	Fixed	Cap	Non-U.S.		Alternative	Total	Market /
(in millions)	Equity	Equity	Income	Equity	Equity	Solutions	Investments	Long-term	Short-term	Total AUM(1)
For the Three Months Ended September 30, 2025
Beginning AUM	$31,833	$13,140	$79,752	$61,654	$25,576	$79,988	$2,986	$294,930	$3,632	$298,563
Gross client cash inflows	819	307	5,816	1,960	2,923	4,921	216	16,962	334	17,296
Gross client cash outflows	(2,229)	(1,494)	(5,491)	(3,930)	(930)	(2,962)	(169)	(17,206)	(382)	(17,588)
Net client cash flows	(1,410)	(1,187)	325	(1,970)	1,993	1,958	47	(244)	(48)	(292)
Market appreciation / (depreciation)	1,469	977	1,247	4,003	1,695	5,112	(25)	14,478	37	14,515
Realizations and distributions	—	—	—	—	—	—	—	—	—	—
Acquired & divested assets / Net transfers(2)	(14)	(209)	(939)	(626)	(304)	(95)	7	(2,180)	38	(2,141)
Ending AUM	$31,877	$12,722	$80,386	$63,061	$28,960	$86,963	$3,016	$306,985	$3,660	$310,644
For the Three Months Ended September 30, 2024
Beginning AUM	$31,015	$15,182	$24,398	$13,983	$18,459	$58,936	$3,390	$165,362	$3,320	$168,681
Gross client cash inflows	975	584	1,344	73	578	2,143	179	5,876	244	6,120
Gross client cash outflows	(2,300)	(1,278)	(1,640)	(486)	(485)	(1,877)	(443)	(8,508)	(249)	(8,756)
Net client cash flows	(1,325)	(694)	(296)	(413)	94	265	(263)	(2,632)	(5)	(2,636)
Market appreciation / (depreciation)	2,649	1,105	973	690	1,212	3,368	51	10,048	27	10,076
Realizations and distributions	—	—	—	—	—	—	(2)	(2)	—	(2)
Acquired & divested assets / Net transfers	(5)	(2)	6	(21)	(13)	(25)	3	(57)	51	(7)
Ending AUM	$32,333	$15,591	$25,081	$14,239	$19,752	$62,544	$3,178	$172,720	$3,393	$176,113

(1) Total AUM includes both discretionary assets under management and non-discretionary assets under advisement and excludes other assets.

(2) Three months ended September 30, 2025 includes the impact of approximately $1 billion of divested assets from the closure of three Investment Franchises in the third quarter.

		U.S.		U.S.
	U.S. Mid	Small		Large	Global /				Money
	Cap	Cap	Fixed	Cap	Non-U.S.		Alternative	Total	Market /
(in millions)	Equity	Equity	Income	Equity	Equity	Solutions	Investments	Long-term	Short-term	Total AUM(1)
Nine Months Ended September 30, 2025
Beginning AUM	$30,584	$14,785	$24,402	$14,148	$19,095	$62,593	$2,980	$168,586	$3,344	$171,930
Gross client cash inflows	2,776	1,209	12,759	4,299	6,579	13,377	694	41,694	819	42,513
Gross client cash outflows	(5,582)	(3,081)	(13,048)	(7,762)	(5,553)	(8,023)	(754)	(43,803)	(1,055)	(44,858)
Net client cash flows	(2,806)	(1,872)	(289)	(3,463)	1,026	5,355	(59)	(2,108)	(236)	(2,345)
Market appreciation / (depreciation)	1,747	168	2,747	10,831	5,354	10,529	110	31,486	103	31,589
Realizations and distributions	—	—	—	—	—	—	(24)	(24)	—	(24)
Acquired & divested assets / Net transfers(2)	2,351	(358)	53,526	41,545	3,485	8,487	9	109,045	448	109,493
Ending AUM	$31,877	$12,722	$80,386	$63,061	$28,960	$86,963	$3,016	$306,985	$3,660	$310,644
Nine Months Ended September 30, 2024
Beginning AUM	$30,604	$15,959	$24,355	$12,635	$16,772	$54,296	$3,431	$158,051	$3,271	$161,322
Gross client cash inflows	3,353	1,650	3,925	209	2,227	6,343	935	18,642	734	19,375
Gross client cash outflows	(5,804)	(2,980)	(4,514)	(1,127)	(1,871)	(6,472)	(1,234)	(24,002)	(881)	(24,882)
Net client cash flows	(2,451)	(1,330)	(589)	(918)	356	(129)	(299)	(5,360)	(147)	(5,508)
Market appreciation / (depreciation)	4,196	1,014	1,265	2,595	2,713	8,390	34	20,207	129	20,337
Realizations and distributions	—	—	—	—	—	—	(2)	(2)	—	(2)
Acquired & divested assets / Net transfers	(16)	(51)	50	(72)	(89)	(13)	14	(177)	139	(38)
Ending AUM	$32,333	$15,591	$25,081	$14,239	$19,752	$62,544	$3,178	$172,720	$3,393	$176,113

(1) Total AUM includes both discretionary assets under management and non-discretionary assets under advisement and excludes other assets.

(2) Nine months ended September 30, 2025 includes the impact of Pioneer Investments, partially offset by assets divested due to the closure of three Investment Franchises.

The following table presents our AUM by distribution channel as of the dates indicated:

	As of September 30,
	2025		2024
(in millions)	Amount	% of total	Amount	% of total
Investor	$63,059	20%	$61,989	35%
Non-US	52,160	17%	5,855	3%
Institutional	78,837	25%	37,440	21%
Retail	116,588	38%	70,829	40%
Total AUM(1)(2)(3)	$310,644	100%	$176,113	100%

(1) The allocation of AUM by distribution channel involves the use of estimates and the exercise of judgment.

(2) Total AUM includes both discretionary assets under management and non-discretionary assets under advisement and excludes other assets.

(3) Includes the impact of Pioneer Investments, partially offset by assets divested due to the closure of three Investment Franchises.

The following table presents our total AUM by region as of the dates indicated:

	As of September 30,
	2025		2024
(in millions)	Amount	% of total	Amount	% of total
U.S.	$258,484	83%	$170,258	97%
Non-U.S.	52,160	17%	5,855	3%
Total AUM(1)(2)	$310,644	100%	$176,113	100%

(1) Total AUM includes both discretionary assets under management and non-discretionary assets under advisement and excludes other assets.

(2) Includes the impact of Pioneer Investments, partially offset by assets divested due to the closure of three Investment Franchises.

The following tables summarize our asset flows by vehicle for the periods indicated:

			Separate
			Accounts and
			Other Pooled
(in millions)	Mutual Funds (1)	ETFs (2)	Vehicles (3)	Total AUM(4)
For the Three Months Ended September 30, 2025
Beginning AUM	$167,973	$11,975	$118,615	$298,563
Gross client cash inflows	7,088	1,573	8,635	17,296
Gross client cash outflows	(9,081)	(320)	(8,187)	(17,588)
Net client cash flows	(1,993)	1,252	449	(292)
Market appreciation (depreciation)	8,218	560	5,737	14,515
Realizations and distributions	—	—	—	—
Acquired & divested assets / Net transfers(5)	(1,276)	—	(866)	(2,141)
Ending AUM	$172,923	$13,786	$123,935	$310,644
For the Three Months Ended September 30, 2024
Beginning AUM	$112,584	$5,440	$50,657	$168,681
Gross client cash inflows	3,553	992	1,575	6,120
Gross client cash outflows	(5,526)	(158)	(3,073)	(8,756)
Net client cash flows	(1,973)	834	(1,498)	(2,636)
Market appreciation (depreciation)	6,443	426	3,208	10,076
Realizations and distributions	—	—	(2)	(2)
Acquired & divested assets / Net transfers	(10)	(7)	10	(7)
Ending AUM	$117,044	$6,694	$52,375	$176,113

			Separate
			Accounts and
			Other Pooled
(in millions)	Mutual Funds (1)	ETFs (2)	Vehicles (3)	Total AUM(4)
Nine Months Ended September 30, 2025
Beginning AUM	$113,645	$7,508	$50,777	$171,930
Gross client cash inflows	17,346	6,202	18,965	42,513
Gross client cash outflows	(25,125)	(835)	(18,897)	(44,858)
Net client cash flows	(7,779)	5,367	68	(2,345)
Market appreciation (depreciation)	17,440	829	13,320	31,589
Realizations and distributions	—	—	(24)	(24)
Acquired & divested assets / Net transfers(5)	49,617	82	59,794	109,493
Ending AUM	$172,923	$13,786	$123,935	$310,644
Nine Months Ended September 30, 2024
Beginning AUM	$108,802	$4,970	$47,551	$161,322
Gross client cash inflows	11,409	1,923	6,043	19,375
Gross client cash outflows	(16,543)	(785)	(7,555)	(24,882)
Net client cash flows	(5,134)	1,138	(1,512)	(5,508)
Market appreciation (depreciation)	13,624	550	6,164	20,337
Realizations and distributions	—	—	(2)	(2)
Acquired & divested assets / Net transfers	(248)	36	174	(38)
Ending AUM	$117,044	$6,694	$52,375	$176,113

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

(5) Three months ended September 30, 2025 includes the impact of approximately $1 billion of divested assets from the closure of three Investment Franchises in the third quarter. Nine months ended September 30, 2025 includes the impact of Pioneer Investments, partially offset by assets divested due to the closure of three Investment Franchises.

September 30, 2025 AUM compared to June 30, 2025 AUM. At September 30, 2025, our total AUM was $310.6 billion, an increase of $12.1 billion, or 4.1%, from $298.6 billion at June 30, 2025, driven by $14.5 billion of market appreciation partially offset by $0.3 billion of net outflows.

Net outflows were driven by our U.S. mid cap, U.S. small cap, and U.S. large cap equity strategies of $1.4 billion, $1.2 billion, $2.0 billion, respectively, partially offset by net inflows of $2.0 billion, $2.0 billion, and $0.3 billion in our Solutions platform, global/non-US equity strategies, and our fixed income strategies, respectively.

September 30, 2025 AUM compared to December 31, 2024 AUM. Total AUM increased by $138.7 billion, or 80.7%, to $310.6 billion at September 30, 2025 compared to $171.9 billion at December 31, 2024. The increase in AUM was due to the combination of $114 billion of AUM acquired relating to Pioneer Investments as well as $31.6 billion of market appreciation partially offset by $2.3 billion of net outflows.

Net outflows were driven by our U.S. mid cap, U.S. small cap, and U.S. large cap equity strategies, our fixed income strategies, and alternative investments of $2.8 billion, $1.9 billion, $3.5 billion, $0.3 billion, and $0.1 billion, respectively, partially offset by net inflows of $5.4 billion and $1.0 billion in our Solutions platform and global/non-US equity strategies, respectively.

GAAP Results of Operations

The following table presents our GAAP results of operations for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2025	2024	2025	2024
Revenue
Investment management fees	$288,509	$177,809	744,116	$520,757
Fund administration and distribution fees	72,686	47,819	187,893	140,349
Total revenue	361,195	225,628	932,009	661,106

Expenses
Personnel compensation and benefits	96,983	43,243	262,037	158,357
Distribution and other asset-based expenses	66,160	36,828	163,676	109,565
General and administrative	23,463	14,029	61,172	42,426
Depreciation and amortization	22,032	7,510	51,258	22,662
Change in value of consideration payable for acquisition of business	3,841	(1,600)	8,339	2,400
Acquisition-related costs	379	5,075	34,909	9,150
Restructuring and integration costs	10,211	180	25,370	777
Total operating expenses	223,069	105,265	606,761	345,337

Income from operations	138,126	120,363	325,248	315,769

Other income (expense)
Interest income and other income	4,875	3,551	11,585	8,673
Interest expense and other financing costs	(13,113)	(16,414)	(39,558)	(49,179)
Loss on debt extinguishment	(614)	—	(614)	(100)
Total other expense, net	(8,852)	(12,863)	(28,587)	(40,606)

Income before income taxes	129,274	107,500	296,661	275,163

Income tax expense	(32,733)	(25,517)	(79,411)	(63,238)

Net income	$96,541	$81,983	$217,250	$211,925
Preferred stock dividends	(9,696)	—	(19,369)	—
Income attributable to Preferred stockholders	(12,528)	—	(15,913)	—
Net income attributable to common shareholders	$74,317	$81,983	$181,968	$211,925

Earnings per share of common stock
Basic	$1.12	$1.26	$2.77	$3.28
Diluted	$1.11	$1.24	$2.73	$3.21

Weighted average number of shares outstanding
Basic	66,206	64,875	65,728	64,667
Diluted	66,964	66,057	66,620	66,044

Dividends declared per share of common stock	$0.49	$0.41	$1.45	$1.115

Investment Management Fees

Three months ended September 30, 2025 compared to September 30, 2024. Investment management fees increased 62.3%, or $110.7 million, to $288.5 million for the three months ended September 30, 2025 from $177.8 million for the same comparable period in 2024 due to an increase in average AUM primarily driven by Pioneer Investments over the comparable period.

Nine months ended September 30, 2025 compared to September 30, 2024. Investment management fees increased by $223.4 million, or 42.9%, to $744.1 million for the nine months ended September 30, 2025 from $520.8 million due to the same factors discussed above in the quarterly section.

Fund Administration and Distribution Fees

Three months ended September 30, 2025 compared to September 30, 2024. Fund administration and distribution fees increased by $24.9 million, or 52.0%, to $72.7 million for the three months ended September 30, 2025 compared to $47.8 million for the same period in 2024 due primarily to higher mutual fund average net assets.

Nine months ended September 30, 2025 compared to September 30, 2024. Fund administration and distribution fees increased by $47.5 million, or 33.9%, to $187.9 million for the nine months ended September 30, 2025 from $140.3 million for the same period in 2024 due to the same factors as discussed above in the quarterly section.

Personnel Compensation and Benefits

The following table presents the components of GAAP personnel compensation and benefits expense for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Salaries, payroll related taxes and employee benefits	$37,935	$21,824	$101,087	$67,548
Incentive compensation	36,403	26,472	98,186	74,920
Sales-based compensation(1)	10,031	6,401	27,863	18,096
Equity awards granted to employees and directors(2)	5,646	3,714	14,808	11,448
Acquisition and transaction-related compensation(3)	6,968	(15,168)	20,093	(13,655)
Total personnel compensation and benefits expense	$96,983	$43,243	$262,037	$158,357

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

(3) Acquisition and transaction-related compensation costs for the three and nine months ended September 30, 2025 primarily consists of vesting of certain Amundi US deferred compensation awards for former Amundi US employees. For the three and nine months ended September 30, 2024 acquisition and transaction-related compensation consisted of a decrease in the NEC contingent payment compensation.

Three months ended September 30, 2025 compared to September 30, 2024. Personnel compensation and benefits were $97.0 million for the three months ended September 30, 2025, an increase of $53.7 million, or 124.3%, from $43.2 million for the same period in 2024 mostly attributable to an increase in salaries, payroll related taxes and employee benefits as well as an increase in acquisition and transaction-related compensation of $16.1 million and $22.1 million, respectively. Excluding the impact of salaries, payroll taxes and employee benefits and acquisition and transaction-related compensation over the comparable period, personnel compensation and benefits increased $15.5 million, or 42.3%, due to an increase in variable costs such as incentive and sales-based compensation and equity awards granted. Incentive compensation, sales-based compensation, and equity awards granted to employees and directors were $36.4 million, $10.0 million, and $5.6 million, respectively, for the three months ended September 30, 2025, compared to $26.5 million, $6.4 million, and $3.7 million, respectively, for the same period in 2024.

Nine months ended September 30, 2025 compared to September 30, 2024. Personnel compensation and benefits increased by $103.7 million, or 65.5%, to $262.0 million for the nine months ended September 30, 2025 from $158.4 million for the same period in 2024 due to an increase in salaries, payroll related taxes and employee benefits as well as an increase in acquisition and transaction-related compensation of $33.5 million and $33.7 million, respectively. Excluding the impact of salaries, payroll taxes and employee benefits and acquisition and transaction-related compensation over the comparable period, personnel compensation and benefits increased $36.4 million, or 34.8%, due to an increase in variable costs such as incentive and sales-based compensation and equity awards granted. Incentive compensation, sales-based compensation, and equity awards granted to employees and directors were $98.2 million, $27.9 million, and $14.8 million, respectively, for the nine months ended September 30, 2025, compared to $74.9 million, $18.1 million, and $11.4 million, respectively, for the same period in 2024.

Distribution and Other Asset‑Based Expenses

The following table presents the components of distribution and other asset-based expenses for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Broker-dealer distribution fees	$22,497	$5,049	$48,130	$15,060
Platform distribution fees	33,518	22,406	86,573	66,821
Sub-administration	5,538	4,313	15,202	12,590
Sub-advisory	1,934	2,330	5,484	7,008
Middle-office	2,673	2,730	8,287	8,086
Total distribution and other asset-based expenses	$66,160	$36,828	$163,676	$109,565

Three months ended September 30, 2025 compared to September 30, 2024. Distribution and other asset-based expenses are primarily based on AUM. For the three months ended September 30, 2025, distribution and other asset-based expenses were $66.2 million, an increase of $29.3 million, or 79.6%, from $36.8 million for the same period in 2024. The increase is primarily due to higher broker-dealer and platform distribution fees over the comparable period.

Nine months ended September 30, 2025 compared to September 30, 2024. Distribution and other asset-based expenses were $163.7 million for the nine months ended September 30, 2025, an increase of $54.1 million, or 49.4%, from $109.6 million for the same period in 2024 primarily due to the same factors as discussed above in the quarterly section.

General and Administrative

Three months ended September 30, 2025 compared to September 30, 2024. General and administrative expenses increased $9.4 million, or 67.3%, to $23.5 million at September 30, 2025 compared to $14.0 million for the three months ended September 30, 2024. The increase is primarily due to an increase facilities and data services and technology related expenses.

Nine months ended September 30, 2025 compared to September 30, 2024. For the nine months ended September 30, 2025 and 2024, general and administrative expenses were $61.2 million and $42.4 million, respectively, for a year over year increase of $18.7 million, or 44.1%. The increase was primarily due to the same factors as discussed above in the quarterly section.

Depreciation and Amortization

Three months ended September 30, 2025 compared to September 30, 2024. Depreciation and amortization increased by $14.5 million, or 193.4%, to $22.0 million for the three months ended September 30, 2025 from $7.5 million for the same period in 2024, due to the amortization of definite-lived intangible assets associated with the Amundi US acquisition in the third quarter of 2025.

Nine months ended September 30, 2025 compared to September 30, 2024. Depreciation and amortization increased by $28.6 million, or 126.2%, to $51.3 million for the nine months ended September 30, 2025 from $22.7 million for the same period in 2024 due to the same factors as discussed above in the quarterly section.

Change in Value of Consideration Payable for Acquisition of Business

Three months ended September 30, 2025 compared to September 30, 2024. The change in value of consideration payable for acquisition of business increased $5.4 million as a result of a decrease of $1.6 million in the fair value of the contingent consideration associated with the WestEnd Acquisition for the three months ended September 30, 2024, compared to an increase of $3.8 million for the WestEnd Acquisition for the three months ended September 30, 2025. Refer to Note 4, Acquisitions, for further details on the fair value of contingent consideration payable.

Nine months ended September 30, 2025 compared to September 30, 2024. The change in value of consideration payable for acquisition of business increased $5.9 million due the change in the fair value of the contingent consideration associated with the WestEnd Acquisition increasing $8.3 million for the nine months ended September 30, 2025 compared to a $2.4 million increase for the nine months ended September 30, 2024. Refer to Note 4, Acquisitions, for further details on the fair value of contingent consideration payable.

Acquisition-Related Costs

Three months ended September 30, 2025 compared to September 30, 2024. Acquisition-related costs were $0.4 million and $5.1 million for the three months ended September 30, 2025 and 2024, respectively. The acquisition-related costs for the three months ended September 30, 2025 and 2024 related to legal and professional fees, associated with the Amundi US acquisition.

Nine months ended September 30, 2025 compared to September 30, 2024. Acquisition-related costs were $34.9 million and $9.2 million for the nine months ended September 30, 2025 and 2024, respectively. The acquisition-related costs for the nine months ended September 30, 2025 and 2024 were related to the same factors discussed above in the quarterly section.

Restructuring and Integration Costs

Three months ended September 30, 2025 compared to September 30, 2024. Restructuring and integration costs were $10.2 million and $0.2 million for the three months ended September 30, 2025 and 2024, respectively. The restructuring and integration costs for the three months ended September 30, 2025 were primarily related to personnel restructuring.

Nine months ended September 30, 2025 compared to September 30, 2024. Restructuring and integration costs were $25.4 million and $0.8 million for the nine months ended September 30, 2025 and 2024, respectively. The restructuring and integration costs for the nine months ended September 30, 2025 were related to the same factors discussed above in the quarterly section.

Interest Income and Other Income

Three months September 30, 2025 compared to September 30, 2024. For the three months ended September 30, 2025 and 2024, interest income and other income was income of $4.9 million and $3.6 million, respectively. The increase over the comparable period is primarily due to an increase in the net unrealized fair value of deferred compensation plan investments.

Nine months ended September 30, 2025 compared to September 30, 2024. For the nine months ended September 30, 2025 and 2024, interest income and other income was income of $11.6 million and $8.7 million, respectively. The income for the nine months ended September 30, 2025 and 2024 was related to an increase in the net unrealized fair value of deferred compensation plan investments.

Interest Expense and Other Financing Costs

Three months ended September 30, 2025 compared to September 30, 2024. Interest expense and other financing costs decreased by $3.3 million to $13.1 million for the three months ended September 30, 2025, compared to $16.4 million for the same period in 2024 due a decrease in the average interest rate and principal balance over the comparable period.

Nine months ended September 30, 2025 compared to September 30, 2024. For the nine months ended September 30, 2025 and 2024, interest expense and other financing costs were $39.6 million and $49.2 million, respectively. The year-over-year decrease is due to the same factors as discussed above in the quarterly section. Refer to Note 9, Debt, for further details.

Loss on Debt Extinguishment

Three months ended September 30, 2025 compared to September 30, 2024. For the three months ended September 30, 2025, loss on debt extinguishment was $0.6 million. The Company had no losses on debt extinguishment for the three months ended September 30, 2024. Refer to Note 9, Debt, for further details.

Nine months ended September 30, 2025 compared to September 30, 2024. For the nine months ended September 30, 2025 and 2024, the Company had losses on debt extinguishment of $0.6 million and $0.1 million, respectively. Refer to Note 9, Debt, for further details.

Income Tax Expense

Three months ended September 30, 2025 compared to September 30, 2024. The effective tax rate for the three months ended September 30, 2025 and 2024 was 25.3% and 23.7%, respectively. The effective tax rate for the three months ended September 30, 2025 was higher than the effective tax rate for the same period in 2024 due to decreased excess tax benefits on share-based compensation.

Nine months ended September 30, 2025 compared to September 30, 2024. For the nine months ended September 30, 2025 and 2024, the effective tax rate was 26.8% and 23.0%, respectively. The year-over-year increase in the effective tax rate is due to decreased excess tax benefits on share-based compensation and increased non-deductible expenses. Refer to Note 8, Income Taxes, for further details on the Company's income taxes.

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

The following table sets forth a reconciliation from GAAP financial measures to non-GAAP measures for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Reconciliation of non-GAAP financial measures:
Net income (GAAP)	$96,541	$81,983	$217,250	$211,925
Income tax expense	(32,733)	(25,517)	(79,411)	(63,238)
Income before income taxes	129,274	107,500	296,661	275,163
Interest expense(1)	12,136	15,649	36,857	46,828
Depreciation(2)	3,295	2,210	8,699	6,731
Other business taxes(3)	637	366	2,252	1,149
Amortization of acquisition-related intangible assets(4)	18,737	5,300	42,559	15,931
Stock-based compensation(5)	2,022	972	5,182	3,239
Acquisition, restructuring and exit costs(6)	21,400	(11,513)	88,711	(1,328)
Debt issuance costs(7)	2,950	775	4,454	2,404
Adjusted EBITDA	$190,451	$121,259	$485,375	$350,117

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Reconciliation of non-GAAP financial measures:
Net income (GAAP)	$96,541	$81,983	$217,250	$211,925
Adjustments to reflect the operating performance of the Company:
i. Other business taxes(3)	637	366	2,252	1,149
ii. Amortization of acquisition-related intangible assets(4)	18,737	5,300	42,559	15,931
iii. Stock-based compensation(5)	2,022	972	5,182	3,239
iv. Acquisition, restructuring and exit costs(6)	21,400	(11,513)	88,711	(1,328)
v. Debt issuance costs(7)	2,950	775	4,454	2,404
Tax effect of above adjustments(8)	(11,437)	1,025	(29,094)	(5,349)
Adjusted Net Income	$130,850	$78,908	$331,314	$227,971
Tax benefit of goodwill and acquired intangibles(9)	$10,487	$10,141	$30,883	$30,030

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

(6) Adding back direct incremental costs of acquisitions, including restructuring costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Acquisition-related costs	$379	$5,075	$34,909	$9,150
Restructuring and integration costs	10,211	180	25,370	777
Change in value of consideration payable for acquisition of business	3,841	(1,600)	8,339	2,400
Personnel compensation and benefits	6,969	(15,168)	20,093	(13,655)
Total acquisition, restructuring and exit costs	$21,400	$(11,513)	$88,711	$(1,328)

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

The following table shows our liquidity position as of September 30, 2025 and December 31, 2024.

	September 30,	December 31,
(in thousands)	2025	2024
Cash and cash equivalents	$115,741	$126,731
Accounts and other receivables	176,985	100,667
Undrawn commitment on revolving credit facility(1)	100,000	100,000
Accounts and other payables	(158,317)	(109,599)

(1) The balance December 31, 2024 represent the Company’s $99.9 million revolving credit facility and a $0.1 million standby letter of credit used as collateral for THB’s real estate location.

We manage our cash balances in order to fund our day-to-day operations. Our accounts receivable consists primarily of investment management fees that have been earned but not yet received from clients, income and other taxes receivable, and amounts receivable from the funds. We perform a review of our receivables on a monthly basis to assess collectability.

We maintained a $100.0 million revolving credit facility at September 30, 2025 and December 31, 2024, which had approximately $100.0 million undrawn as of September 30, 2025 and December 31, 2024.

Sixth Amendment

On September 23, 2025, the Company entered into the Sixth Amendment to Credit Agreement (the “Sixth Amendment”), among the Company, the other loan parties party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent, which amends the Credit Agreement dated as of July 1, 2019 (as amended by the First Amendment to Credit Agreement dated as of January 17, 2020, the Second Amendment to Credit Agreement dated as of February 18, 2021, the Third Amendment to Credit Agreement dated as of December 31, 2021, the Fourth Amendment to Credit Agreement dated as of September 23, 2022, and the Fifth Amendment to Credit Agreement dated June 7, 2024, the “Existing Credit Agreement”), among the Company, the other loan parties party thereto from time to time, Bank of America, N.A, as administrative agent and collateral agent, and the lenders party thereto from time to time.

Pursuant to the Existing Credit Agreement, the Company obtained a $100.0 million senior secured first lien revolving credit facility (the “Revolving Facility”). The Sixth Amendment extended the maturity date of the Revolving Facility from March 31, 2026 to September 23, 2030 and decreased the drawn interest rate margin by 0.25% per annum. The Revolving Facility otherwise remains subject to substantially similar terms to those set forth in the Existing Credit Agreement.

Pursuant to the Sixth Amendment, the Company also refinanced its existing term loans (the "Existing Term Loans") with replacement term loans (the "Repriced Term Loans") in an aggregate principal amount of $985.0 million. The Repriced Term Loans will mature on September 23, 2032 and will bear interest at an annual rate equal to, at the option of the Company, either SOFR plus a margin of 2.00% or an alternate base rate plus a margin of 1.00%. The Repriced Term Loans otherwise remain subject to substantially similar terms to those that were applicable to the Existing Term Loans.

The Company elects to use three-month Term SOFR plus the margin on SOFR required by the 2019 Credit Agreement to pay interest on its debt.

The 2019 Credit Agreement contains customary affirmative and negative covenants, including covenants that affect, among other things, the ability of the first lien leverage ratio, measured as of the last day of each fiscal quarter on which outstanding borrowings under the revolving credit facility exceed 35.0% of the commitments thereunder (excluding certain letters of credit), of no greater than 4.00 to 1.00. As of September 30, 2025, there were no outstanding borrowings under the revolving credit facility and the Company was in compliance with its financial performance covenant.

There were no repayments of outstanding term loans under the 2019 Credit Agreement during the three and nine months ended September 30, 2025.

During the three and nine months ended September 2025, the Company incurred costs of $2.2 million related to the Sixth Amendment, of which $1.6 million was recorded in general and administrative expense and $0.6 million was recognized as a loss on debt extinguishment in the unaudited Condensed Consolidated Statement of Operations.

There were no repayments of outstanding term loans under the 2019 Credit Agreement during the three months ended September 30, 2024, and no loss on debt extinguishment was recorded in the period. Repayments of outstanding term loans under the 2019 Credit Agreement totaled $9.5 million for the nine months ended September 30, 2024. The Company recognized a loss on debt extinguishment of $0.1 million in the period due to the repayments of term loan principal.

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

On September 23, 2025, the Company entered into the Sixth Amendment of the Credit Agreement, which extended the maturity of the Repriced Term Loans to September 23, 2032. Refer to Note 9 for further information on the Sixth Amendment to the Credit Agreement. The deferred gain on the termination of the Swap is being amortized on a straight-line basis through September 23, 2032 and is included in interest expense and other financing costs on the unaudited Condensed Consolidated Statements of Operations.

For the three months ended September 30, 2025 and 2024, the Company recorded $4.5 million and $4.2 million, respectively, in amortization of deferred gain on Swap monetization. For the nine months ended September 30, 2025 and 2024, the Company recorded $12.7 million and $12.5, respectively, in amortization of deferred gain on Swap monetization. As of September 30, 2025 and December 31, 2024, the unamortized deferred gain on Swap monetization was $12.2 million and $24.9 million, respectively, before tax.

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

Due to the termination of the Swap, there was no amount receivable from the Swap counterparty at September 30, 2025 and December 31, 2024. Refer to Note 14, Derivatives, for further information on the Swap.

Contingent Consideration

At September 30, 2025 and December 31 2024, the estimated fair value of the contingent consideration payable to the sellers was $84.5 million and $139.9 million, respectively resulting from the WestEnd Acquisition. For the three months and nine months ended September 30, 2025, the Company recorded an increase of $3.8 million and $8.3 million in the contingent payment liability associated with the WestEnd Acquisition, which is included in consideration payable for acquisition of business in the unaudited Condensed Consolidated Balance Sheets. During the nine months ended September 30, 2025, the Company paid $63.7 million in cash to sellers for the second earn-out period.

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

Cash Flows

The following table is derived from our unaudited Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Net cash provided by operating activities	$240,409	$248,168
Net cash provided by (used in) investing activities	77,658	(1,583)
Net cash used in financing activities	(329,453)	(182,010)

Operating Activities – Cash provided by operating activities during the nine months ended September 30, 2025 was $240.4 million, compared to $248.2 million of cash provided by operating activities for the same period in 2024. The $7.8 million decrease in cash provided by operating activities is due to an $67.7 million increase in working capital items partially offset by a $54.6 million increase in non-cash items and a $5.3 million increase in net income.

Cash provided by operating activities during the nine months ended September 30, 2024 was $248.2 million and comprised of $211.9 million and $55.9 million of net income and non-cash items, respectively, partially offset by $19.7 million in working capital source of cash.

Investing Activities – Cash provided by investing activities during the nine months ended September 30, 2025 was $77.7 million and consisted of primarily of cash acquired from acquisition of $53.6 million and net trading activity of $27.6 million partially offset by purchases of property and equipment of $3.6 million.

Cash used in investing activities during the nine months ended September 30, 2024 was $1.6 million and consisted of primarily of property and equipment purchases of $1.1 million and $0.5 million of net trading activity.

Financing Activities – Cash used in financing activities during the nine months ended September 30, 2025 was $329.5 million and was mostly attributable to payment of consideration for acquisition, payment of dividends, repurchases of common stock, and net activity related to stock-based equity awards of $63.7 million, $115.7 million, $144.9 million, and $10.0 million, respectively.

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

The value of our AUM was approximately $311 billion at September 30, 2025. A 10% increase or decrease in the value of our AUM, if proportionately distributed over all of our strategies, products and client relationships, would cause an annualized increase or decrease in our revenues of approximately $146.2 million at our weighted-average fee rate of 47 basis points for the quarter ended September 30, 2025. Because of declining fee rates from larger relationships and differences in our fee rates across investment strategies, a change in the composition of our AUM, in particular, an increase in the proportion of our total AUM attributable to strategies, clients or relationships with lower effective fee rates, could have a material negative impact on our overall weighted-average fee rate. The same 10% increase or decrease in the value of our total AUM, if attributed entirely to a proportionate increase or decrease in the AUM of the Victory Funds, USAA Funds, and Pioneer Funds to which we provide a range of services in addition to those provided to institutional separate accounts, would cause an annualized increase or decrease in our revenues of approximately $189.7 million at the Victory Funds’, USAA Funds’ and Pioneer Funds’ aggregate weighted-average fee rate of 61 basis points for the quarter ended September 30, 2025. If the same 10% increase or decrease in the value of our total AUM was attributable entirely to a proportionate increase or decrease in the assets of our institutional separate accounts, it would cause an annualized increase or decrease in our revenues of approximately $80.9 million at the weighted-average fee rate across all of our institutional separate accounts of 26 basis points for the quarter ended September 30, 2025.

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

We have not adopted a corporate-level risk management policy to manage this exchange rate risk. Assuming 9% of our AUM are invested in securities denominated in currencies other than the U.S. dollar and excluding the impact of any hedging arrangement, a 10% increase or decrease in the value of the U.S. dollar would decrease or increase the fair value of our AUM by approximately $2.8 billion, which would cause an annualized increase or decrease in revenues of approximately $13.2 million at our weighted-average fee rate for the business of 47 basis points for the quarter ended September 30, 2025.

Interest Rate Risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. On March 27, 2020, the Company executed the Swap, a floating-to-fixed interest rate swap transaction, to effectively fix the interest rate at 3.465% on $450 million of its outstanding Term Loan through the Term Loan maturity date of July 2026. On February 18, 2021, pursuant to the Second Amendment, the Company lowered the spread on the Term Loan by 0.25% resulting in a new fixed rate of 3.215% on the $450 million of Term Loan subject to the Swap. On September 26, 2022, the Company and the Swap counterparty executed an amendment to the Swap to update LIBOR conventions to SOFR conventions and to modify the fixed rate for the change from three-month LIBOR to three-month Term SOFR effective on October 6, 2022. On October 30, 2023, the Company monetized the gain on the Swap and entered into an agreement to terminate the Swap, which was effective on October 30, 2023. Refer to Note 14, Derivatives, for further information on the Swap. On September 23, 2025, the Company entered into the Sixth Amendment, refinancing its Existing Term Loans with Repriced Term Loans in an aggregate principal amount of $985.0 million. The Repriced Term Loans will mature on September 23, 2032 and will bear interest at an annual rate equal to, at the option of the Company, either SOFR plus a margin of 2.00% or an alternate base rate plus a margin of 1.00%. At September 30, 2025, we were exposed to interest rate risk as a result of the amounts outstanding under the 2019 Credit Agreement, as amended. Refer to Note 9, Debt, for a description of the amounts outstanding as of such date and the applicable interest rate.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) at September 30, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

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

During the three months ended September 30, 2025, the Company repurchased 1.8 million shares of Common Stock, at a cost of $123.5 million for an average price of $69.51.

During the nine months ended September 30, 2025, the Company repurchased 2.1 million shares of Common Stock at a cost of $144.9 million for an average stock price of $68.38. During the same periods in 2024, no shares were repurchased.

The following table sets out information regarding purchases of equity securities by the Company for the three months ended September 30, 2025.

				Approximate Dollar Value
	Total Number of		Total Number of Shares of	That May Yet Be Purchased
	Shares of	Average Price	Stock Purchased as Part of	Under Outstanding
	Common Stock	Paid Per Share	Publicly Announced	Plans or Programs
Period	Purchased	of Common Stock	Plans or Programs	(in millions)
July 1-31, 2025	66,630	$62.74	66,630	$474.4
August 1-31, 2025	434,787	70.23	434,787	443.9
September 1-30, 2025	1,276,066	69.91	1,276,066	355.1
Total	1,777,483	$69.51	1,777,483

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

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
101

The following information formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2025 and 2024, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024, (v) Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2025 and 2024, the three months ended June 30, 2025 and 2024, and the three months ended September 30, 2025 and 2024 and, (vi) Notes to Unaudited Condensed Consolidated Financial Statements for the nine months ended September 30, 2025 and 2024.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of November, 2025.

VICTORY CAPITAL HOLDINGS, INC.

By:	/s/ MICHAEL D. POLICARPO
	Name:	Michael D. Policarpo
	Title:	President, Chief Financial Officer and Chief Administrative Officer