Form 10-K
period 2025-12-31
Victory Capital Holdings, Inc.
filed 2026-02-26
CIK 1570827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2025 was approximately $3.5 billion.

The number of outstanding shares of the registrant's Common Stock, par value $0.01 per share as of February 19, 2026 was 64,049,636.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement related to its 2026 Annual Stockholders’ Meeting to be filed within 120 days of the end of the fiscal year ended December 31, 2025, are incorporated by reference into Part III hereof. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the registrant’s proxy statement is not deemed to be filed as part hereof.

Auditor’s PCAOB ID Number: 34 Auditor Name: Deloitte & Touche LLP Auditor Location: Boston, MA

Forward‑Looking Statements

This Annual Report on Form 10-K contains forward‑looking statements within the meaning of applicable U.S. federal and non-U.S. securities laws. The forward‑looking statements may include, without limitation, statements concerning our current expectations, estimates, assumptions, and beliefs concerning future events, conditions, plans, and strategies that are not historical fact. Any statement that is not historical in nature is a forward-looking statement and may be identified by the use of words and phrases such as “target,” “believe,” “expect,” “aim,” “intend,” “may,” “anticipate,” “assume,” “budget,” “continue,” “estimate,” “future,” “objective,” “outlook,” “plan,” “potential,” “predict,” “project,” “will,” “can have,” “likely,” “should,” “would,” “could" and other words and terms of similar meaning or the negative thereof and include, but are not limited to, statements regarding the outlook for Victory Capital’s future business and financial performance. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors beyond Victory Capital’s control and could cause Victory Capital’s actual results, performance or achievements to be materially different from the expected results, performance or achievements expressed or implied by such forward-looking statements.

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

Item 1. Business

Overview

We are a diversified global asset management firm with total assets under management (“AUM”) of $313.8 billion, and $316.6 billion in total client assets, as of December 31, 2025. Our differentiated business model combines boutique investment qualities with the benefits of a scaled, integrated, centralized (not standardized) operating and distribution platform.

Victory Capital provides specialized investment strategies to institutions, intermediaries, retirement platforms and individual investors. With multiple Investment Franchises and a Solutions Platform that maintain autonomy in their respective investment processes, Victory Capital offers a wide array of investment products, including actively and passively managed mutual funds, rules-based and active exchange traded funds (“ETFs”), institutional separate accounts, variable insurance products (“VIPs”), alternative investments, private closed end funds, and a 529 Education Savings Plan. Victory Capital’s strategies are also offered through third-party investment products, including mutual funds, third-party ETF model strategies, retail separately managed accounts (“SMAs”) and unified managed accounts (“UMAs”) through wrap account programs, Collective Investment Trusts (“CITs”), and undertakings for the collective investment in transferable securities (“UCITS”). As of December 31, 2025, our Franchises and our Solutions Platform collectively managed a diversified set of 187 investment strategies.

Our design logos and the marks “Victory Capital,” “Victory Capital Management,” “Victory Funds,” “VictoryShares,” “Victory Capital inVest,” “Victory Capital Solutions,” “inVest,” “Munder,” “Munder Capital,” “New Energy Capital,” “Pioneer Investments," “THB,” “The Road to Victory,” “RS Investments,” “Sycamore Capital,” “Trivalent Investments,” “Victory Income Investors,” and “WestEnd Advisors,” are pending or owned by us as of December 31, 2025. All other trademarks, service marks and trade names appearing in this report are the property of their respective owners.

Business History and Organization

Victory Capital Holdings, Inc. was formed in 2013 for the purpose of acquiring Victory Capital Management (“VCM”) and Victory Capital Services, Inc. (“VCS”) from KeyCorp. VCM is a U.S. registered investment adviser (“RIA”) managing assets through open-end mutual funds, institutional separate accounts, CITs, wrap account programs, UCITS, private funds, and ETFs. VCM also provides mutual fund administrative services for the Victory Portfolios, Victory Variable Insurance Funds, the mutual fund series of the Victory Portfolios II, Victory Portfolios III, and Victory Portfolios IV (collectively, the “Victory Funds”), a family of open-end mutual funds, and the VictoryShares (the Company’s ETF brand). Additionally, VCM employs all of the Company’s United States investment professionals across its Franchises and Solutions, which are not separate legal entities.

Victory Capital Services Inc. ("VCS"), a wholly-owned subsidiary of the Company, is registered with the SEC as an introducing broker-dealer and serves as distributor and underwriter for the Victory Funds and a 529 Education Savings Plan. VCS is also the placement agent for certain private funds managed by VCM. Victory Capital Transfer Agency, Inc. ("VCTA"), a wholly-owned subsidiary of Victory Capital Holdings, is registered with the SEC as a transfer agent for the Victory Funds III.

We are a Growth Company

We have a purposeful strategy designed to achieve lasting profitable growth and success for our clients, our employees, and our shareholders. We have focused strategies for pursuing both organic and inorganic growth.

Organic Growth – We seek to grow organically by offering strategies that are value-added, and solution oriented to investment portfolios with strong risk-adjusted performance track records over the long term. A key driver of our growth strategy lies in enhancing the strength of our existing Investment Franchises. We primarily do this by providing them with access to our operating platform, technology, distribution, marketing, product development, and other support functions. Our centralized distribution model serves as a powerful growth engine for them by actively sourcing new clients while delivering service and reporting. By absorbing the administrative and operational complexity, we enable our investment professionals to concentrate on what they do best: managing assets and cultivating enduring client relationships. We also help our Franchises through new product development and optimizing product packaging to ensure they remain competitive and responsive to evolving market opportunities.

We continually evaluate and make investments to improve our operating platform. Recent initiatives include investments in artificial intelligence ("AI"), data and analytics, technology, product development, U.S. and International distribution, and marketing to enhance organic growth in our business and increase the effectiveness of our distribution channels.

Inorganic Growth – We complement our organic growth through strategic acquisitions. We primarily seek to acquire investment management firms that will add high quality investment teams, enhance our growth and financial profile, improve our diversification by asset class and investment capability, achieve our integration and synergy expectations, and expand our distribution capabilities.

One of our key advantages in a competitive merger and acquisition environment is our ability to provide access to multiple distribution channels. Our sales and marketing platforms drive organic growth to our acquired Investment Franchises both by opening new distribution channels and penetrating deeper into existing ones. This support from our sales and marketing professionals allows our investment professionals to focus primarily on delivering investment excellence.

Since our management‑led buyout from KeyCorp in 2013, we have successfully closed eight acquisitions, made, and exited two minority investments, and through December 31, 2025, grown our Total Client Assets 1,669% from $17.9 billion to $316.6 billion. We understand the need to execute transactions while minimizing disruption to the investment teams and to the client experience. Our team is very experienced and has a history of success in meeting those objectives. Previous acquisitions have evolved and diversified our products resulting in a mix of compelling investment strategies in asset classes where we can be successful and earn sustainable management fees.

During 2025, we closed on our strategic transaction with Amundi SA (“Amundi”) to combine their U.S. operations (“Amundi US”) into Victory Capital, established exclusive long-term global distribution agreements, and Amundi became a strategic shareholder of Victory Capital. The addition of Amundi US, which was rebranded back to Pioneer Investments, as our largest Investment Franchise meaningfully enhanced our scale, expanded our global client base, and further diversified our investment and product capabilities.

Summary of Prior Key Acquisitions

2013

Completed management-led buyout with Crestview Partners from KeyCorp. Became an independent company.

2014

Acquired Munder Capital Management and its wholly owned subsidiary including Integrity Asset Management.

2015

Acquired Compass EMP and began offering ETFs.

Two Victory Capital investment teams establish independent brands–Sycamore Capital and Trivalent Investments.

2016

Acquired RS Investments. Expanded distribution into Asia and Europe.

Acquired minority interest in Cerebellum Capital.

2017

Rebranded ETF business as VictoryShares.

2018

Listed as a public company on the Nasdaq Global Select Market (VCTR).

2019

Acquired USAA Asset Management Company and opened new direct distribution channel.

Exited Cerebellum Capital investment.

Rebranded USAA fixed income team as USAA Investments, a Victory Capital Investment Franchise.

Moved headquarters from Cleveland, OH, to San Antonio, TX.

2021

Acquired New Energy Capital.

Acquired WestEnd Advisors, a leading third-party ETF model strategist.

Victory Capital Holdings, Inc. (VCTR) named #9 among Fortune 100 Fastest-Growing Companies in 2021.

2022

Victory Capital Holdings, Inc. (VCTR) named #55 on the Fortune 100 Fastest Growing Companies list for 2022.*

2023

Rebranded USAA Investments as Victory Income Investors.

2025

Acquired Amundi US and rebranded the investment team as Pioneer Investments.

Entered into 15-year exclusive global distribution agreements with Amundi.

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

Alternative Investments – We offer both open-end liquid alternative investments as well as closed-end private funds. Given our multi-faceted distribution channels, combined with our ability to develop investment vehicles to deliver these strategies, we are ideally situated to play a role in democratizing access to alternative investments for retail investors.

With attractive fee rates, margins, longer capital commitments compared with our liquid products, and less likelihood of being disintermediated by non-active strategies, we remain interested in adding additional alternative investment capabilities. This is particularly the case as the regulatory environment evolves, and more financial advisors and retail investors are seeking access to alternative investment products and strategies. We are committed to maintaining the same guiding principles with alternative Investment Franchises that led to success with our core traditional Investment Franchises.

Diversification Strategy

We offer an array of equity, fixed income, investment models, alternative investments, closed end private funds, and solutions strategies that encompass a diverse spectrum of market capitalization segments, industry sectors, investment styles and approaches. We believe that these strategies are positioned to attract positive net flows and sustainable fee rates over the long term and provide us with a next generation investment management platform. As illustrated below, as of December 31, 2025, our current business is well diversified from multiple perspectives, including by asset class, by investment vehicle, by geography, and by Investment Franchise and our Solutions Platform.

Asset Class Mix

Solutions, 30%
Money Market, 1%
Alternative Investments, 1%
Global / Non-U.S. Equity, 10%
Fixed Income, 25%
U.S. Large Cap Equity, 20%
U.S. Small Cap Equity, 4%
U.S. Mid Cap Equity, 9%

Vehicle Mix

Institutional
Separate Account,
28%
UMA & Wrap,
10%
ETF, 5%
Other Pooled
Vehicles*, 3%
Mutual Fund &
VIP, 54%

Franchise / Platform Mix

Solutions, 23%
Integrity Asset Management, 2%
New Energy Capital, <1%
WestEnd Advisors, 8%
Victory Income Investors, 10%
Trivalent, 2%
Sycamore Capital, 9%
RS Investments, 4%
Pioneer Investments, 42%

Geography

*Includes CITs, private funds, and non-U.S. domiciled pooled vehicles.

All pie chart data is as of December 31, 2025, values may not total 100% due to rounding.

Within individual asset classes and strategies, our Franchises employ different investment approaches. This diversification reduces the correlation between investment return streams generated by multiple Franchises investing within the same asset class. For example, we have two Franchises (Victory Income Investors and Pioneer Investments) focused on fixed income, each with a different investment approach. Victory Income Investors employs a bottom-up, credit-focused strategy concentrated primarily on U.S. markets, without making top-down interest rate decisions, allowing credit selection to drive portfolio returns. Pioneer Investments utilizes broader global capabilities across a wider spectrum of fixed income sub-asset classes and sectors, actively positioning portfolios based on their views of interest rates and relative valuations across sectors while also relying on their credit expertise. Due to the differences in investment approaches, each Franchise has a different return profile for investors in different market environments while maintaining desired asset class exposure.

Our multi‑channel distribution capabilities provide another degree of diversification, with approximately 37% of our Total Client Assets from U.S. retail and retirement clients, 20% from US direct investor clients, 26% from U.S. institutional clients, and 17% from clients outside of U.S., as of December 31, 2025. Within these channels, clients are further diversified among intermediary platforms (broker dealer, RIA, wealth), sub advisory relationships, corporate and public entities, insurance companies, 529 Education Saving Plan participants, Taft-Hartley plans, endowments, Family Offices, and various geographic jurisdictions around the world. We believe this broad diversification of customers has a stabilizing effect on revenue, as diverse types of investors have unique demand patterns and respond differently to trends and market cycles.

Our Investment Franchises

Our eight Investment Franchises and Solutions Platform are not separate legal entities, with one exception: WestEnd Advisors operates as a separate RIA and legal entity. The distinct names and brands of our franchises are designed to embody and reinforce their respective investment autonomy and investment processes in the market. No Investment Franchise accounts for more than 42% of total AUM. Notably, this Investment Franchise includes three distinct teams focused on equity, fixed income, and multi-asset strategies. We are well diversified across asset classes, investment approaches, and geographically. Our Investment Franchises are independent from one another from an investment process perspective, maintain their own separate brands and logos, which have been built over time, and are led by dedicated Chief Investment Officers (“CIOs”) or a dedicated management team. We customize each Franchise’s integration with our operating platform to optimize their investment processes.

Integrity Asset Management – Integrity Asset Management utilizes a dynamic value‑oriented approach to U.S. mid‑ and small‑capitalization companies. Integrity conducts fundamental stock research to find attractive companies that have compelling discounts to the prevailing market conditions. Integrity is based in Rocky River, OH, and managed $6.0 billion in AUM as of December 31, 2025. Our Integrity Investment Franchise includes 10 investment professionals with average industry experience of approximately 26 years.

New Energy Capital (NEC) – NEC manages alternative investments in private closed end funds, with investment periods ranging between five and 10 years. NEC was one of the first investors to focus on clean energy and infrastructure investments of small-and mid-sized clean energy infrastructure projects and companies. NEC’s investments provide growth capital in all forms across the capital structure from credit to equity, as well as hybrid financing arrangements. Based in Hanover, NH, our NEC Investment Franchise manages less than $1 billion and includes four investment professionals with average industry experience of approximately 21 years.

Pioneer Investments – Pioneer Investments employs a conviction-driven, active management approach to all asset classes, including U.S. equities, global equities, multi-asset and fixed income. With a broad suite of differentiated processes and strategies, they managed $132.3 billion in AUM as of December 31, 2025. Their 74 investment professionals have an average of 24 years of experience and are primarily located in Boston, MA, and Durham, NC.

RS Investments – RS Investments is made up of three distinct investment teams each with its own CIO: (i) RS Value, (ii) RS Growth and (iii) RS Global. RS Value and RS Growth apply an original and proprietary fundamental approach to investing in value and growth‑oriented U.S. equity strategies. RS Global utilizes a highly disciplined quantitative approach to managing core‑oriented global and international equity strategies. RS Investments is based in San Francisco, CA, and managed $19.8 billion in AUM as of December 31, 2025.

Our RS Investments Investment Franchise teams total 18 investment professionals with average industry experience of approximately 23 years.

Sycamore Capital – Sycamore Capital applies a quality value‑oriented approach to U.S. mid‑ and small‑ capitalization companies. Sycamore conducts fundamental research to find companies with strong high‑quality balance sheets that are undervalued versus comparable high-quality companies. Sycamore is based in Cincinnati, OH, and managed $28.4 billion in AUM as of December 31, 2025. Our Sycamore Investment Franchise has a team of 18 including 12 investment professionals with average industry experience of approximately 18 years.

Trivalent Investments – Trivalent Investments utilizes a disciplined approach to stock selection across large to small companies in the international and emerging markets space. Trivalent’s investment strategy is primarily a proprietary quantitative process that drives stock selection across various countries. Trivalent frequently conducts reviews of stock selection rankings within a portfolio construction and risk management context in order to isolate performance to stock selection. Trivalent is based in Boston, MA, and managed $8.5 billion in AUM as of December 31, 2025. Our Trivalent Investment Franchise includes seven investment professionals with average industry experience of approximately 29 years.

Victory Income Investors – Victory Income Investors utilizes a rigorous process rooted in a team-oriented approach among portfolio managers, research analysts and traders. Their taxable and tax-exempt portfolios are built bond by bond using a fundamental, bottom up, credit and yield-focused analysis. Victory Income Investors is based in San Antonio, TX, and managed $35.6 billion in AUM as of December 31, 2025. Our Victory Income Investors Investment Franchise has a team of 39 including 30 investment professionals with an average industry experience of approximately 25 years.

WestEnd Advisors – WestEnd is a third-party ETF model strategist providing turnkey, core model allocation strategies serving as holistic solutions and complementary sources of alpha. WestEnd is based in Charlotte, NC, and had assets under advisement (“AUA”) and AUM totaling $26.9 billion as of December 31, 2025. Our WestEnd Investment Franchise has a team of 28 including seven investment professionals averaging approximately 17 years of industry experience.

Solutions Platform

Our Solutions Platform consists of multi‑asset, multi-manager, quantitative, rules-based, factor-based, and customized portfolios. These strategies are designed to achieve specific return characteristics, with products that include values-based and thematic outcomes and exposures. We offer our Solutions Platform through a variety of vehicles, including separate accounts, mutual funds, UMA accounts, and rules-based and active ETFs under our VictoryShares ETF brand. Like our Investment Franchises, our Solutions Platform is operationally integrated and supported by our centralized distribution, marketing, and operational support functions. Our Solutions Platform is based in San Antonio, TX, and managed $55.8 billion in AUM as of December 31, 2025. The Solutions Platform team of 20 includes 14 investment professionals with average industry experience of approximately 17 years.

Our Products and Investment Performance

As of December 31, 2025, our eight Franchises and Solutions Platform offered 187 investment strategies with the majority consisting of U.S. equities, fixed income, global/non‑U.S. equities, model portfolios and solutions. At year end, these asset classes collectively comprised 98% of our total AUM, and 99% of long-term AUM.

Product Diversification – Our investment strategies are offered through actively and passively managed mutual funds, rules-based and active ETFs, institutional separate accounts, VIPs, alternative investments, private closed end funds, and a 529 Education Savings Plan. Victory Capital’s strategies are sold directly to investors as well as through third-party investment products, including mutual funds, third-party ETF model strategies, retail SMAs and UMAs through wrap account programs, CITs, and UCITS. Our product types may expand further, as we can add investment vehicles for strategies offered by our Investment Franchises.

Geographic Diversification – We serve investors located in more than 60 countries around the world. Through our 15-year distribution agreement with Amundi, we are their exclusive provider of traditional U.S.-manufactured active asset management products for distribution outside of the U.S., where Amundi has a local presence in 35 countries and 550 sales professionals across geographies. As of December 31, 2025, 17% of our AUM was managed on behalf of clients located outside of the United States.

Investment Performance – Our Investment Franchises have established a long track record of benchmark‑relative outperformance, including prior to their respective acquisitions by us. As of December 31, 2025, 78% of our strategies by AUM had returns in excess of their respective benchmarks over a ten‑year period, 68% over a five‑year period, 63% over a three‑year period, and 63% over a one-year period. On an equally weighted basis, 68% of our strategies outperformed their benchmarks over a ten‑year period, 69% over a five‑year period, 62% over a three‑year period, and 60% over a one-year period. We consider both the AUM‑weighted and equal‑weighted metrics in evaluating our investment performance. The advantage of the AUM‑weighted metric is that it reflects the investment performance of our Company as a whole, indicating whether we tend to outperform our benchmarks for the assets we manage. The disadvantage is that the metric fails to capture the overall effectiveness of our individual investment strategies; it does not capture whether most of our strategies tend to outperform their respective benchmarks. Conversely, the equal‑weighted metric reflects the overall effectiveness of our individual investment strategies but fails to capture the investment performance of our Company as a whole.

The table below sets forth our 10 largest strategies by assets as of December 31, 2025, and their average annual total returns compared to their respective benchmark index over the one‑, three‑, five‑ and 10‑year periods ended December 31, 2025. These strategies represented approximately 44% of our Total Client Assets as of December 31, 2025.

Strategy/Benchmark Index	1 year	3 years	5 years	10 years
Pioneer US Large Cap Core Equity	24.32%	26.02%	15.99%	16.69%
S&P 500	17.88%	23.01%	14.42%	14.82%
Excess Return	6.44%	3.01%	1.57%	1.87%

Sycamore Mid Cap Value Equity	3.20%	8.23%	10.53%	11.60%
Russell Midcap Value	11.05%	12.27%	9.83%	9.78%
Excess Return	(7.85)%	(4.04)%	0.70%	1.82%

Pioneer US Large Cap Growth Equity	14.89%	22.25%	12.76%	15.22%
Russell 1000 Growth	18.56%	31.15%	15.32%	18.13%
Excess Return	(3.67)%	(8.90)%	(2.56)%	(2.91)%

Victory S&P 500 Index	18.21%	23.19%	14.56%	14.90%
S&P 500	17.88%	23.01%	14.42%	14.82%
Excess Return	0.33%	0.18%	0.14%	0.08%

Pioneer Multi-Asset Income	23.92%	13.73%	10.84%	9.72%
65% Bloomberg US Aggregate - 35% MSCI ACWI-ND	12.46%	10.10%	3.68%	5.52%
Excess Return	11.46%	3.63%	7.16%	4.20%

Pioneer Multi-Sector Fixed Income	11.34%	8.37%	2.89%	4.74%
Bloomberg US Universal	7.58%	5.24%	0.06%	2.44%
Excess Return	3.76%	3.13%	2.83%	2.30%

Pioneer US Multi-Asset Ultrashort Income	5.15%	6.77%	4.63%	3.41%
ICE BofAML US 3-Month Treasury Bill	4.18%	4.81%	3.17%	2.18%
Excess Return	0.97%	1.96%	1.46%	1.23%

Pioneer US Core Plus Fixed Income	9.24%	6.48%	1.04%	3.38%

Bloomberg US Aggregate	7.30%	4.66%	(0.36)%	2.01%
Excess Return	1.94%	1.82%	1.40%	1.37%

WEA Global Balanced	16.94%	13.20%	6.35%	8.62%
Global Balanced Benchmark	16.81%	14.87%	7.06%	8.50%
Excess Return	0.13%	(1.67)%	(0.71)%	0.12%

Victory Nasdaq 100 Index	21.09%	33.22%	15.31%	19.71%
NASDAQ-100	21.02%	33.20%	15.30%	19.70%
Excess Return	0.07%	0.02%	0.01%	0.01%

A high percentage of our mutual fund and ETF assets have four- or five-star Morningstar ratings. As of December 31, 2025, 54 of our Victory Capital mutual funds and ETFs, with Morningstar overall ratings, earned ratings of four or five stars overall and 65% of our mutual fund and ETF AUM were rated four or five stars overall by Morningstar. Over a three‑year and five‑year basis, 57% and 54% of our fund AUM achieved four- or five-star ratings, respectively.

Competitive Strengths

We believe we have significant competitive strengths that position us for sustained growth and shareholder value creation over the long term.

Integrated Platform Providing Centralized Distribution, Marketing, and Support Functions to Investment Franchises, which maintain Investment Autonomy – Our integrated centralized (not standardized) operating and distribution platform allows us to achieve benefits from both our substantial scale and the focus of our investment managers. Our Investment Franchises retain investment autonomy while benefiting from our centralized operating platform that can be tailored to meet their specific needs. We have demonstrated an ability to incorporate our Franchises onto our flexible infrastructure without significantly increasing incremental fixed costs, which is a key component to the scalability of our business model. This structure enables our Franchises to focus their efforts on the investment process, providing them with a scaled platform to enhance their investment performance and consequently their growth prospects. Centralized operations allow our Franchises to customize their desired investment support functions in ways that are best suited for their investment workflow. Through our unified distribution platform, our Franchises can efficiently sell their products to institutional investors, retirement plans, wealth managers, directly to individual investors, as well as through retail and retirement intermediaries of all sizes, and to investors located outside of the U.S. across numerous geographies and regulatory jurisdictions, where it can be challenging for smaller managers to gain access.

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

Proven Acquirer with Compelling Value Proposition– We believe our platform allows us to continue to be a strategic acquirer, providing us with an opportunity to further grow and scale our business, expand our distribution capabilities, optimize our operating platform and achieve our integration and synergy expectations. Through numerous transactions we have demonstrated an ability to successfully source, execute, and integrate new businesses.

We believe our unique business model is attractive for potential acquisition prospects. Under our model, Franchises retain the brands they have built as well as autonomy over their investment decisions, while simultaneously benefiting from the ability to leverage our centralized distribution, marketing, and operations platform. Our model reduces the administrative burdens borne by our Investment Franchises and allows them to focus on the investment process, which we believe can enhance their investment performance. By offering a platform on which Franchises can focus on their core competencies, grow their client base faster and participate in a revenue share program, we believe we offer a compelling proposition. Furthermore, we believe equity ownership by our investment professionals and other employees reinforces our ownership culture by sharing in the potential upside of the entirety of our diversified investment management business.

Making us an even more attractive partner to investment firms seeking global distribution is our 15-year exclusive offshore distribution agreement with Amundi which commenced in 2025. Through this long-term agreement, Victory Capital is the exclusive supplier of traditional U.S.-manufactured active asset management products for Amundi’s distribution outside of the U.S. Amundi has a broad and deep distribution and joint venture network around the globe with a presence in 35 countries, clients in 60 countries, and access to 200 million retail clients. This agreement also stipulates that Amundi is the exclusive distributor of products outside of the U.S. and that Victory Capital is the exclusive U.S. distributor of Amundi’s active asset management products managed outside U.S. The agreement is scheduled to automatically renew in 2040 and then remain effective for successive five-year terms.

Because we integrate a sizable portion of most of our Franchises’ distribution, operational and administrative functions, we have been able to extract significant expense synergies from certain acquisitions, enabling us to create greater value from transactions.

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

Diversified Platform Across Investment Strategies, Franchises, and Client Type and Domicile – We have strategically built an investment platform that is diversified by investment strategy, Franchise, client type, and geographic location. Within each asset class, Franchises with overlapping investment mandates still contribute to our diversification by pursuing different investment philosophies and/or processes. For example, U.S. mid cap equities, which accounted for approximately 9% of Total Client Assets as of December 31, 2025, consists of four Franchises, each following a different investment strategy. We believe the diversity in investment styles reduces the correlation between the return profiles of strategies within the same asset class and consequently provides an additional layer of diversification of AUM and revenue stability.

Our AUM is also well diversified at the Franchise level. Furthermore, we believe our Franchises’ brand independence reduces the impact of each individual Franchise’s performance on clients’ perceptions of the other Franchises. The distribution of AUM by Franchise and the number of Franchises, as well as succession planning, mitigates the level of key person risk typically associated with investment management businesses.

We believe our client base serves as another important diversifying element, as different client segments have shown to have distinct characteristics, including asset class and product preferences, sales and redemptions trends, and exposure to secular trends. We strive to maintain a balance between U.S. retail clients, direct U.S. investors, U.S. institutional clients, and international clients with 37%, 20%, 26%, and 17% of our Total Client Assets as of December 31, 2025, in each of these channels and geographies, respectively. We also have the capability to deliver our strategies in investment vehicles designed to meet the needs and preferences of investors in each channel. These investment vehicles include actively and passively managed open-end mutual funds with channel‑specific share classes, rules-based and active ETFs, third-party ETF model strategies, SMAs, UMAs, VIPs, CITs, wrap account programs, UCITS, alternative investments, private closed end funds, and a 529 Education Savings Plan. If a strategy is currently not offered in the wrapper of choice for a client, we have the infrastructure and ability to create new investment vehicles, which helps our Franchises further diversify their client base.

Attractive Financial Profile – Our revenues are recurring in nature, as they are based on the level of client assets we manage. Most of our strategies are in asset classes that require specialized skill, are in demand, and typically command attractive fee rates. With the growth of our Solutions Platform and third-party ETF model strategies, our average fee rate could fluctuate as those businesses continue to scale and represent an increasing proportion of our total AUM. Despite lower average fee rates, by managing these competitively priced products on our integrated platform we can earn margins on these products in excess of our average consolidated margin.

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

Economic and Structural Alignment of Interests Promotes Ownership Culture – Through our revenue share compensation model for our investment professionals and broad firmwide employee equity and product ownership, we have structurally aligned our employees’ long-term interests with those of our clients and shareholders and have created an ownership culture that encourages employees to act in the best interests of clients and our Company shareholders. We believe the high percentage of employee ownership creates a collective alignment with our success. Additionally, our employees invest in products managed by our Franchises and Solutions Platform, providing direct alignment with the interests of our clients. As of December 31, 2025, 69% of our employees controlled 12% of the fully diluted common shares in our Company. In addition to being aligned with our financial success through their equity ownership, at their own discretion, our current employees have invested more than $350 million in the products we manage as of December 31, 2025. Combined, our 699 employees’ value of ownership in our company and our products at year-end 2025 was over $825 million.

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

Integrated Distribution, Marketing and Operations

The centralization of our distribution, marketing and operational functions is a key component in our model, allowing our Franchises to focus on their core competencies of security and sector selection, portfolio construction, and client service. In addition, we believe it provides our Franchises with the benefits of operating at scale, providing them with access to a larger number of clients as well as a more streamlined cost structure. As of December 31, 2025, we had 699 full-time employees with 231 in investment management, 251 in sales and marketing roles and 217 in management and support functions.

Our centralized distribution and marketing functions lead the sales effort for our U.S. institutional, U.S. retail intermediary, U.S. direct investor channels, and a team of specialized professionals collaborate with Amundi’s distribution teams, third-party distributors, and joint venture partners for sales outside of the U.S. Our sales teams are staffed with accomplished professionals that are given specific training on how to position each of our strategies. Our distribution teams have historically focused on developing strategic long-term relationships with institutional consultants, institutional asset owners, retail and retirement intermediaries, RIAs, Family Offices, the Direct Channel, and bank trust departments. We have also added resources to coordinate the sale of Victory Capital’s traditional asset management products through the Amundi distribution networks. Complementing these efforts, we use data extensively to enhance the effectiveness of our distribution teams. We have increased investments in data packs from intermediaries, artificial intelligence initiatives, and predictive analytics — used to determine specific financial advisors’ propensities to buy or sell products — further enhancing efficiencies.

These relationships enhance our platform’s overall reach and allow our Franchises and Solutions Platform to access more clients. To ensure elevated levels of client service, our sales teams liaise regularly with product specialists at our Franchises. The specialists are tasked with responding to institutional client and retail inquiries on product performance and educating prospective investors and retail partners in coordination with the relevant internal sales team members. Our distribution and marketing professionals collaborate closely with our Franchises’ product specialists to attract new clients while also servicing and generating additional sales from existing clients.

US Direct Investor Business – In 2020, we launched a digital platform to directly serve investors which features a client-centric design. Visitors to the site are presented with channel-specific content, useful investment tools and calculators, and timely investment insights from the Company’s investment experts. At our direct investor business contact center, we have approximately 96 sales and service professionals focused on assisting our direct investors (the “Investors”). They engage with thousands of Investors every week via phone, chat or email depending on the Investor’s preference. We also have a mobile application that streamlines service for Investors and enhances internal efficiency. Through these interactions we provide Investors with account servicing, portfolio reviews, college planning assistance and investment guidance at no additional cost to the Investor. Many of our direct investor business contact center professionals are Financial Industry Regulatory Authority (“FINRA”) licensed, so they are professionally qualified to serve the Investors’ investment needs.

US Institutional Sales – Our institutional sales team attracts and builds relationships with institutional clients, a wide range of institutional consultants and mutual fund complexes and other organizations seeking sub‑advisers. Our approach to institutional sales in the U.S. is purposeful and focused on relationship building. Our institutional clientele includes more than 480 institutional mandates from more than 425 clients including corporations, public funds, non‑profit organizations, Taft‑Hartley plans, sub‑advisory clients, and insurance companies. Our institutional sales and client‑service professionals manage existing client relationships, serve consultants and prospects, and/or focus on specific segments. They have extensive experience and a comprehensive understanding of our investment activities. Our client‑facing institutional sales professionals have an average of more than 20 years of industry tenure, and they are supported by a separate team dedicated to handling requests for proposals, or RFPs, from prospective clients.

US Retail Sales – Our retail sales team includes regional external wholesalers, retirement specialists, national account specialists, and ETF sales specialists, all of whom are supported by an internal sales desk. We also have a team of distribution professionals specializing in the sale of third-party ETF model strategies. Additionally, we have a growing team focused on RIA, Bank Trust & Multi Family Offices with exceptional product knowledge to enhance the growth in this sub-channel within our retail sales. In the retail channel, we focus on gathering assets through intermediaries, such as banks, broker‑dealers, wirehouses, retirement platforms and RIA networks. We offer mutual funds, ETFs, third-party ETF models, CITs, and separately managed wrap and unified managed accounts on intermediary and retirement platforms. We have agreements with many of the largest platforms in our retail channel, which has provided an opportunity to place our retail products on those platforms. Further, to enhance our presence on large distribution platforms, we have focused our efforts on servicing intermediary home offices and research departments. These efforts have led to robust growth in platform penetration, as measured by investment products on approved and recommended lists, as well as our inclusion in model portfolios. This penetration provides the opportunity for us to sell more products through distribution platforms. We have several products on the research recommended/model portfolios of the top U.S. intermediary platforms. We also have several products on the recommended list of the top retirement platforms.

International Sales – We maintain a significant global footprint, with approximately 17% of our AUM managed on behalf of clients located outside of the U.S. Our international reach is supported through a diverse array of investment vehicles, including registered UCITS funds, locally domiciled non-UCITS wrappers across regions, U.S.-exchange listed ETFs, and separately managed accounts, across multiple asset classes and investment styles.

The foundation of our global distribution reach is through an exclusive offshore distribution agreement with Amundi, one of the top 10 largest asset managers in the world and the largest in Europe. Upon acquiring Amundi’s U.S. business, Victory Capital became the exclusive supplier of traditional U.S.-manufactured active asset management products for Amundi’s distribution outside of the U.S. Amundi has a broad and deep distribution and joint venture network around the globe with a presence in 35 countries and clients in 60 countries. This agreement also stipulates that Amundi is the exclusive distributor of Victory Capital’s U.S.-manufactured active asset management products outside of the US.

This unique relationship leverages one of the industry's most sophisticated and far-reaching distribution networks. Amundi's infrastructure is powered by over 1,000 dedicated professionals, including 550 sales specialists, 300 marketing experts, and 160 client service professionals. This network serves a diverse client base encompassing 1,000 institutional investors, 600 distributors, and access to more than 200 million retail clients globally.

This strategic partnership positions our investment solutions at the center of a truly global distribution ecosystem with substantial scale and reach, enabling efficient delivery of our investment capabilities across international markets. In parallel, our partnership with Amundi is poised to elevate Victory Capital’s diversification across asset flows and revenue streams, and to further grow our organizational relevance alongside Amundi’s cross-regional and cross-asset growth ambitions.

Marketing – Our marketing function serves as a strategic enabler of our distribution capabilities, enhancing brand visibility and market positioning across our portfolio of Investment Franchises and Solutions Platform. The function executes integrated marketing strategies encompassing corporate, Investment Franchise and Solutions branding, digital engagement, content development, social media, and public relations. These efforts strengthen advisor and institutional client relationships, support product positioning, and amplify our differentiated and centralized platform.

Operations – Our centralized operations functions serve as a shared resource platform providing our Franchises and Solutions Platform with the support that they need so that they can focus on their investment processes. Our Investment Franchises share operating functions such as trading platforms, risk and compliance, middle- and back‑office support, technology, data and analytics, finance, human resources, accounting, and legal. Although our operations are centralized, we allow our Investment Franchises a degree of customization with respect to their desired investment support functions, which we believe helps them maintain their unique investment processes and operational preferences without disruptions.

We outsource certain middle‑ and back‑office activities, such as sub-transfer agent, trade settlement, portfolio analytics, custodian reconciliation, portfolio accounting, corporate action processing, performance calculation and client reporting, to scaled, recognized service providers, who provide their services to us on a variable‑cost basis. Systems and processes are customized as necessary to support our investment processes and operations. We maintain relationships with multiple vendors for most of our outsourced functions, which we believe mitigates vendor‑specific risk. We maintain comprehensive cyber and information security, business continuity, and data privacy programs designed to protect client assets, sensitive information including personally identifiable information (PII), and operational continuity. These enterprise-wide programs are integrated across our centralized platform and regularly tested to address evolving threats and regulatory requirements.

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

We compete with other managers offering similar strategies. Some of these organizations have greater financial resources and capabilities than we can offer and have impressive performance track records. We effectively compete with other investment management firms for client assets based on the following primary factors: (i) our investment performance track record of delivering alpha; (ii) the specialized nature of our investment strategies; (iii) fees charged; (iv) access to distribution channels; (v) client service; and (vi) our employees’ alignment of interests with investors.

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

Human Capital

We have created strong alignment of interests with clients and shareholders through employee ownership, our Franchise revenue share structure, and employee investments in our products. Notably, a significant number of our employee shareholders acquired their equity in 2013 in connection with the management‑led buyout from KeyCorp, as well as in connection with the acquisitions of RS Investments, USAA Asset Management Company, and Pioneer Investments. We believe the opportunity to own equity in a well‑diversified investment management company promotes long-term thinking and client alignment and is attractive, both to existing employees and those who join as part of acquisitions. We principally compensate our investment professionals through a revenue share program, which we believe further incentivizes our investment professionals to focus on investment performance and client retention, while simultaneously minimizing potential distractions from an expense allocation process that would be involved in a profit‑sharing program. We believe the combination of these mechanisms promotes long‑term thinking and enhances both the client experience and the creation of value for our shareholders.

Our senior management team, Franchises’ CIOs and sales leaders are highly experienced in the industry, each bringing significant expertise to his or her role, having tenures on average of more than 20 years.

As an asset management firm, we are in the human capital business. As such, we value and appreciate our most important asset—our people. We employ “owners,” not employees. Accordingly, we strive to offer competitive compensation and employee benefits to all employees. We want them to own their contribution to Victory Capital’s success. In recognition of this mission, Victory Capital has established an equity awards program, in which most employees participate. As of December 31, 2025, we had 699 employees, with 69% holding ownership interests in our Company totaling 12% of the fully diluted common shares in our firm. At year-end, our employees also had more than $350 million of their personal assets invested in our investment products.

We believe that doing our part to maintain the health and welfare of our employees is a critical element for achieving commercial success. As such, we provide our employees with comprehensive health benefits and offer a wellness program which focuses on employee health strategies and includes a discount to employee medical premiums for the completion of certain wellness initiatives. In addition, we offer employee assistance programs, including confidential assistance for financial, mental, and physical well-being. Finally, the well-being of our employees is enhanced when they can give back to their local communities or charities. We have programs that facilitate this by encouraging employees to contribute both their time and monetary donations to causes they care about. We recognize and appreciate the importance of creating an environment in which all employees feel valued, included, and empowered to do their best work.

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

SEC Investment Adviser and Investment Company Registration / Regulation – VCM and WestEnd are both independently registered with the SEC as investment advisers under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and the Victory Funds, VictoryShares and several of the investment companies we sub‑advise are registered under the Investment Company Act of 1940, as amended (the “1940 Act”). The Advisers Act and the 1940 Act, together with the SEC’s regulations and interpretations thereunder, impose substantive and material restrictions and requirements on the operations of advisers and registered funds. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act and the 1940 Act, ranging from fines and censures to termination of an adviser’s registration. As an investment adviser, we have a fiduciary duty to our clients. The SEC has interpreted that duty to impose standards, requirements, and limitations on, among other things: trading for proprietary, personal and client accounts; allocations of investment opportunities among clients; our use of soft dollars; execution of transactions; and recommendations to clients. We manage accounts for clients on a discretionary basis, with authority to buy and sell securities for each portfolio, select broker‑dealers to execute trades and negotiate brokerage commission rates. In connection with certain of these transactions, we receive soft dollar credits from broker‑dealers that have the effect of reducing certain of our expenses. All our soft dollar arrangements are intended to be within the safe harbor provided by Section 28(e) of the Exchange Act. If our ability to use soft dollars were reduced or eliminated as a result of the implementation of statutory amendments or new regulations, our operating expenses would increase. In addition, we also advise clients on a non-discretionary basis where we provide actively managed models. This is often referred to as assets under advisement.

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

For the year ended December 31, 2025, 75% of our total revenues were derived from our services to investment companies registered under the 1940 Act – i.e., mutual funds and ETFs. The 1940 Act imposes significant requirements and limitations on a registered fund, including with respect to its capital structure, investments, and transactions. While we exercise broad discretion over the day‑to‑day management of the business and affairs of the Victory Funds, VictoryShares and the investment portfolios of the Victory Funds, VictoryShares and the funds we sub‑advise, the funds are subject to oversight of and governance by each fund’s board of directors. Under the 1940 Act, a majority of the directors of our registered funds must not be “interested persons” with respect to us (sometimes referred to as the “independent director” requirement) in order to rely on certain exemptive rules under the 1940 Act relevant to the operation of registered funds. The responsibilities of the fund’s board include, among other things: approving our investment advisory agreement with the fund (or, for sub‑advisory arrangements, our sub‑advisory agreement with the fund’s investment adviser); approving other service providers; determining the method of valuing assets; and monitoring transactions involving affiliates. Our investment advisory agreements with these funds may be terminated by the funds on not more than 60 days’ notice and are subject to annual renewal by the fund’s board after the initial term of one to two years. The 1940 Act also imposes on investment advisers, or sub‑advisers, to a registered fund a fiduciary duty with respect to the receipt of the advisers’ investment management fees or the sub-advisers’ sub‑advisory fees. That fiduciary duty may be enforced by the SEC, by administrative action or by litigation by investors in the fund pursuant to a private right of action.

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

CFTC Regulation– VCM is registered as both a commodity pool operator and commodity trading advisor with the CFTC and a member of the National Futures Association (“NFA”) and approved by the NFA as a swap firm. In addition, certain VCM employees are registered with the CFTC and are also members of the NFA. Both the CFTC and NFA administer comparable regulatory systems covering futures contracts and various other financial instruments, including swaps. Registration with the CFTC and NFA membership subjects VCM to regulation by the CFTC and the NFA including, but not limited to, reporting, recordkeeping, disclosure, self‑examination, and training requirements. Registration with CFTC also subjects VCM to periodic on‑site audits. Each of the CFTC and NFA is authorized to institute proceedings and impose sanctions for violations of applicable regulations.

Non‑U.S. Regulation – In addition to the extensive regulation to which we are subject in the United States, we are subject to regulation internationally. Our business is also subject to the rules and regulations of the countries in which we market our funds or services and conduct investment activities.

In the United Kingdom, RS Investments (UK) Limited (“RSUK”) is authorized by the Financial Conduct Authority (“FCA”) to conduct asset management activities in the United Kingdom. The FCA’s rules adopted under the Financial Services and Markets Act of 2000 (the “FSMA”) govern the majority of RSUK’s capital and liquidity resources requirements, senior management arrangements, conduct of business requirements, interaction with clients, and systems and controls, Breaches of the FCA’s rules may result in a wide range of disciplinary actions against RSUK and/or its employees.

In Canada, VCM is registered with the Ontario Securities Commission (“OSC”) to act as sub-adviser for OTC derivatives and to act as adviser with respect to “foreign contracts” as defined in OSC Rule 32-506.

In South Africa, VCM is registered with the Financial Sector Conduct Authority (“FSCA”) as a juristic representative. As a juristic representative VCM is subject to certain fitness and propriety requirements imposed by the FSCA.

VCM is cleared by the Central Bank of Ireland, which regulates our Irish business activities, to act as an investment manager to Irish UCITS funds.

VCM is also licensed as an Australian Financial Services Licensee pursuant to section 913B of the Corporations Act 2001 subject to certain conditions and restrictions prescribed and contained within the license.

Compliance – Our legal and compliance functions consist of 26 professionals as of December 31, 2025. This group is responsible for all legal and regulatory compliance matters, as well as for monitoring adherence to client investment guidelines. Our legal and compliance teams work through a well‑established reporting and communication structure to ensure we have a consistent and holistic program for legal and regulatory compliance. Senior management also is involved at various levels in all these functions. We cannot assure that our legal and compliance functions will be effective in preventing all losses. Refer to “Item 1A. Risk Factors— General Risks — If our techniques for managing risk are ineffective, we may be exposed to material unanticipated losses.”

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

We maintain a public internet site at ir.vcm.com and make available free of charge through this site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers, as well as any amendments to those reports filed or furnished pursuant to the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also post on our website the charters for our board of directors’ Audit Committee, Nominating and Governance Committee and Compensation Committee, as well as our Corporate Governance Guidelines, our Responsible Business Reports, and our Code of Business Conduct and Ethics governing our directors, officers, and employees. The information on our website is not incorporated by reference into this annual report.

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

•
The ongoing conflicts and potential military conflicts in Ukraine, Venezuela, China/Taiwan and/or the Middle East have, and will likely continue to, negatively impact the global economy.
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
•
New lines of business or new products and services may subject us to reputational harm, additional costs or operating risks.
•
Our efforts to establish and develop new teams and strategies may be unsuccessful and could negatively impact our results of operations and could negatively impact our reputation and culture.
•
An assignment could result in termination of our investment advisory agreements to manage SEC‑registered funds and could trigger consent requirements in our other investment advisory agreements.
•
Our failure to comply with investment guidelines set by our clients, including the boards of registered and unregistered funds, and limitations imposed by applicable law, could result in damage awards against us and a loss of AUM, either of which could adversely affect our results of operations or financial condition.
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

Public Company Risks

•
The market price of our Common Stock is likely to be volatile and could decline.
•
Future sales of shares by shareholders could cause our stock price to decline.
•
Failure to maintain effective internal control over financial reporting could have a material adverse effect on our business, operating results and stock price.
•
Our ability to pay regular dividends is subject to our Board's discretion and Delaware law.
•
Future offerings of debt or equity securities may dilute or rank senior to our common stock.
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
•
Our certificate of incorporation contains a corporate opportunity waiver that permits certain of our significant stockholders and their affiliates to compete with us and to pursue business opportunities without offering them to us, which may result in conflicts of interest and limit our access to potentially beneficial transactions.

Legal and Regulatory Risks

•
As an investment management firm and brokerage firm, we are subject to extensive U.S. and non-U.S. regulation.
•
Regulatory and governmental examinations and/or investigations, litigation and the legal risks associated with our business, could adversely impact our AUM, increase costs and negatively impact our profitability and/or our future financial results.
•
The regulatory environment in which we operate is subject to continual change and regulatory developments designed to increase oversight and may materially adversely affect our business.

Industry Risks

•
Recent trends in the investment management industry could reduce our AUM, revenues and net income, such as increased demand for passive management, low fee products or alternative asset classes.
•
The investment management industry is intensely competitive and is consolidating.
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
•
Our use of Artificial Intelligence technologies may not be successful and may present business, compliance and reputational risks.
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

We earn substantially all of our revenues from asset‑based fees from investment management products and services to individuals and institutions. Therefore, if our AUM declines, our fee revenue will decline, which will reduce our profitability as certain of our expenses are fixed. There are several reasons that AUM could decline:

•
The performance of our investment strategies is critical to our business, and any real or perceived negative absolute or relative performance could negatively impact the maintenance and growth of AUM. Net flows related to our strategies can be affected by investment performance relative to other competing strategies or to established benchmarks. Our investment strategies are rated, ranked, recommended or assessed by independent third parties, distribution partners, and industry periodicals and services. These assessments may influence the investment decisions of our clients. If the performance or assessment of our strategies is seen as underperforming relative to peers, it could result in an increase in the withdrawal of assets by existing clients and the inability to attract additional commitments from existing and new clients. In addition, certain of our strategies have or may have capacity constraints, as there is a limit to the number of securities or size of market available for the strategy to operate effectively. In those instances, we may choose to limit access to those strategies to new or existing investors, such as we have done for two mutual funds managed by the Sycamore Capital Franchise which had an aggregate of $20.6 billion in AUM as of December 31, 2025.
•
General domestic and global economic and political conditions can influence AUM. Changes in interest rates, the availability and cost of credit, inflation rates, economic uncertainty, changes in laws, trade barriers, tariffs, commodity prices, currency exchange rates and controls and national and international political circumstances such as the increased tension between the U.S. and China (including wars (such as the military conflict between Russia and Ukraine and the conflict in the Middle East, military conflicts and potential conflicts in Venezuela and China/Taiwan), pandemics, terrorist acts and security operations) and other conditions may impact the equity and credit markets, which may influence our AUM. If the security markets decline or experience volatility, our AUM and our revenues could be negatively impacted. In addition, diminishing investor confidence in the markets and/or adverse market conditions could result in a decrease in investor risk tolerance. Such a decrease could prompt investors to reduce their rate of commitment or to fully withdraw from markets, which could lower our overall AUM.
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

Continued geopolitical uncertainty such as the ongoing conflicts in Ukraine, Venezuela, and the Middle East and tension between (i) the U.S., China, North Korea, Iran and Russia and (ii) China/Taiwan has, and will likely continue to, negatively impact the global economy.

Continued geopolitical uncertainty such as the ongoing conflicts in Ukraine, Venezuela and the Middle East and tension between (i) the U.S. and China, North Korea, Iran and Russia and (ii) China/Taiwan has created significant volatility, uncertainty and economic disruption. While it has not had a material adverse effect on our business, operations and financial results, the extent to which the geopolitical uncertainty and conflicts impact our business, operations and financial results going forward will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the uncertainty and conflicts; governmental and business actions that have been and continue to be taken in response, and the impact on economic activity.

We are exposed to risks arising from our International Activities

In addition to having a UK subsidiary, we provide investment management services in a number of jurisdictions outside of the United States. Our international operations require us to comply with the legal and regulatory requirements of various foreign jurisdictions and expose us to political environments and risks that can compare less favorably than those in the United States.

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

•
the Morningstar and Lipper ratings and rankings of mutual funds, ETFs and UCITS we manage may decline, which may adversely affect the ability of those funds to attract new or retain existing assets; and
•
third‑party financial intermediaries, advisors or consultants may remove our investment products from recommended lists due to poor performance or for other reasons, which may lead our existing clients to redeem their assets from our strategies or reduce asset inflows from these third parties or their clients.

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

Any of our investment or management professionals may resign at any time, join our competitors or form a competing company. Although many of our portfolio managers and each of our named executive officers are subject to post‑employment non‑compete obligations, these non‑competition provisions may not be enforceable or may not be enforceable to their full extent. In addition, we may agree to waive non‑competition provisions or other restrictive covenants applicable to former investment or management professionals in light of the circumstances surrounding their relationship with us. Although we may pursue legal actions for alleged breaches of non-compete or other restrictive covenants, such legal actions may not be effective in preventing such breaches. In addition, certain states like California, Minnesota, North Dakota and Oklahoma have required employers to rescind or limit the enforceability of non-competes. We do not generally carry “key man” insurance that would provide us with proceeds in the event of the death or disability of any of the key members of our investment or management teams.

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

Investors in the mutual funds and certain other pooled investment vehicles that we advise or sub‑advise may redeem their assets from those funds at any time on fairly limited or no prior notice, thereby reducing our AUM. These investors may redeem for any number of reasons, including general financial market conditions, global events, the absolute or relative investment performance we have achieved, or their own financial conditions and requirements. In a declining stock market, the pace of redemptions could accelerate. Poor investment performance relative to other funds tends to result in decreased client commitments and increased redemptions. For the year ended December 31, 2025, we generated approximately 80% of our total revenues from mutual funds and other pooled investment vehicles that we advise (including our proprietary mutual funds, or the Victory Funds, VictoryShares, and other entities for which we are adviser or sub‑adviser). The redemption of assets from those funds could adversely affect our revenues and have a material adverse effect on our earnings.

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

Our total client assets have increased from $17.9 billion following our 2013 management‑led buyout from KeyCorp to $316.6 billion as of December 31, 2025, primarily as a result of acquisitions. The absolute measure of our AUM represents a significant rate of growth that may be difficult to sustain. The continued long‑term growth of our business will depend on, among other things, successfully making new acquisitions, achieving our synergies, retaining key investment professionals, maintaining existing strategies and selectively developing new, value‑added strategies. There is no certainty that we will be able to identify suitable candidates for acquisition at prices and terms we consider attractive, consummate any such acquisition on acceptable terms, have sufficient resources to complete an identified acquisition or that our strategy for pursuing acquisitions will be effective. In addition, any acquisition can involve a number of risks, including the existence of known, unknown or contingent liabilities. An acquisition may impose additional demands on our staff that could strain our operational resources and require expenditure of substantial legal, investment banking and accounting fees. We may be required to issue additional shares of common stock or spend significant cash to consummate an acquisition, resulting in dilution of ownership or additional debt leverage, or spend additional time and money on facilitating the acquisition that otherwise would be spent on the development and expansion of our existing business.

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

New lines of business or new products and services may subject us to reputational harm, additional costs or operational risks.

Our financial performance depends, in part on our ability to react to changes in the asset management industry, respond to evolving client demands, and manage new investment products and services. From time to time, we may implement new lines of business or offer new products and services. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed or clients demand the creation of increasingly customizable products. In developing and marketing new lines of business and/or new products and services, we may invest significant time and resources and price and profitability targets may not prove feasible. External factors, such as competitive alternatives and shifting market preferences, may also impact the successful implementation of a new line of business and/or a new product or service. Furthermore, strategic planning remains important as we adopt innovative products, services, and processes in response to the evolving demands for financial services and the entrance of new competitors. Any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls, so we must responsibly innovate in a manner that is consistent with sound risk management and is aligned with the overall business strategies. Failure to successfully manage these risks in the development and implementation of new lines of business and/or new products or services could have a material adverse effect on our reputation, business, results of operations and financial condition.

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

Our failure to comply with investment guidelines set by our clients, including the boards of registered and unregistered funds, and limitations imposed by applicable law, could result in damage awards against us and a loss of AUM, either of which could adversely affect our results of operations or financial condition.

When clients retain us to manage assets on their behalf, they generally specify certain guidelines regarding investment allocation and strategy that we are required to follow in managing their assets. The boards of registered and unregistered funds we manage generally establish similar guidelines regarding the investment of assets in those funds. We are also required to invest the registered funds’ assets in accordance with limitations under the 1940 Act and applicable provisions of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. Other clients, such as plans subject to the Employee Retirement Income Security Act of 1974, as amended, or ERISA, or non‑U.S. funds and pooled investment vehicles, require us to invest their assets in accordance with applicable law. Our failure to comply with any of these guidelines and other limitations could result in losses to clients or investors in a fund which, depending on the circumstances, could result in our obligation to make clients or fund investors whole for such losses. If we believed that the circumstances did not justify a reimbursement, or clients and investors believed the reimbursement we offered was insufficient, they could seek to recover damages from us or could withdraw assets from our management or terminate their investment advisory agreement with us. Any of these events could harm our reputation and materially adversely affect our business.

We provide a broad range of services to the Victory Funds, VictoryShares and sub‑advised mutual funds which may expose us to liability.

We provide a broad range of administrative services to the Victory Funds and VictoryShares, including providing personnel to the Victory Funds and VictoryShares to serve as directors and officers, the preparation or supervision of the preparation of the Victory Funds' and VictoryShares’ regulatory filings, maintenance of board calendars and preparation or supervision of the preparation of board meeting materials, management of compliance and regulatory matters, provision of shareholder services and communications, accounting services, including the supervision of the activities of the Victory Funds’ and VictoryShares’ accounting services provider in the calculation of the funds’ net asset values, supervision of the preparation of the Victory Funds’ and VictoryShares’ financial statements and coordination of the audits of those financial statements, tax services, including calculation of dividend and distribution amounts and supervision of tax return preparation, supervision of the work of the Victory Funds’ and VictoryShares’ other service providers, VCTA acting as transfer agent to the Victory Funds III and VCS acting as a distributor for the Victory Funds and VictoryShares. If we make a mistake in the provision of those services, the Victory Funds or VictoryShares could incur costs for which we might be liable. In addition, if it were determined that the Victory Funds or VictoryShares failed to comply with applicable regulatory requirements as a result of action or failure to act by our employees, we could be responsible for losses suffered or penalties imposed. In addition, we could have penalties imposed on us, be required to pay fines or be subject to private litigation, any of which could decrease our future income or negatively affect our current business or our future growth prospects. Although less extensive than the range of services we provide to the Victory Funds and VictoryShares, we also provide a limited range of services, in addition to investment management services, to sub‑advised mutual funds.

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

As of December 31, 2025, our goodwill and intangible assets totaled $3.7 billion. The value of these assets may not be realized for a variety of reasons, including, but not limited to, significant redemptions, loss of clients, damage to brand name and unfavorable economic conditions. In accordance with the guidance under Financial Accounting Standards Board, or FASB, ASC 350‑20, Intangibles—Goodwill and Other, we review the carrying value of goodwill and intangible assets not subject to amortization on an annual basis, or more frequently if indications exist suggesting that the fair value of our intangible assets may be below their carrying value. Determining goodwill and intangible assets, and evaluating them for impairment, requires significant management estimates and judgment, including estimating value and assessing useful life in connection with the allocation of purchase price in the acquisition creating them. We evaluate the value of intangible assets subject to amortization on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Should such reviews indicate impairment, a reduction of the carrying value of the intangible asset could occur.

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

As of December 31, 2025, we had approximately $983 million of outstanding debt. In addition, we maintain a $100 million revolving credit facility, though no amounts were outstanding as of December 31, 2025.

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

Public Company Risks

The market price of our Common Stock is likely to be volatile and could decline.

Investors in our Common Stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. Factors that could cause the market price of our Common Stock to fluctuate significantly include:

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

Sales of substantial amounts of our Common Stock in the public market, or the perception that these sales could occur, could cause the market price of our Common Stock to decline. As of February 19, 2026, 64,049,636 shares of our Common Stock are outstanding. Shares of our Common Stock are freely tradable without restriction under the Securities Act, unless purchased by our “affiliates,” as that term is defined in Rule 144 under the Securities Act.

Failure to maintain effective internal control over financial reporting could have a material adverse effect on our business, operating results and stock price.

Section 404 of the Sarbanes-Oxley Act and related SEC rules require that we perform an annual management assessment of the design and effectiveness of our internal control over financial reporting. Our assessment concluded that our internal control over financial reporting was effective as of December 31, 2025; however, there can be no assurance that we will be able to maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time in future periods. Accordingly, we cannot assure that we will be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal control is necessary for us to produce reliable financial reports and is important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our Common Stock could drop significantly.

Our ability to pay regular dividends is subject to our Board’s discretion and Delaware law.

We intend to pay dividends to holders of our Common Stock as described in “Dividend Policy.” Our board of directors may, in its sole discretion, change the amount or frequency of dividends or discontinue the payment of dividends entirely. In making decisions regarding our quarterly dividends, we consider general economic and business conditions, our strategic plans and prospects, our businesses and investment opportunities, our financial condition and operating results, working capital requirements and anticipated cash needs, contractual restrictions (including under the terms of our Sixth Amendment to the 2019 Credit Agreement) and legal, tax, regulatory and such other factors as we may deem relevant.

Future offerings of debt or equity securities may dilute or rank senior to our Common Stock.

In the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisition or employee arrangement, or in certain other circumstances. Any of these issuances could be senior to, have different preferences, or result in substantial dilution to, our existing common shares and could cause the trading price of our Common Stock to decline.

If we decide to issue debt securities, which would rank senior to shares of our common stock, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. We and, indirectly, our shareholders will bear the cost of issuing and servicing such securities. We may also issue preferred equity, which will have superior rights relative to our common stock, including with respect to voting and liquidation.

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

Our certificate of incorporation contains a corporate opportunity waiver that permits certain of our significant stockholders and their affiliates to compete with us and to pursue business opportunities without offering them to us, which may result in conflicts of interest and limit our access to potentially beneficial transactions.

Under the Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation, there is a corporate opportunities waiver in favor of Amundi and its directors, officers, employees representatives and affiliates and certain entities associated with Crestview Victory, L.P. (the “Identified Persons”) which provides that, for so long as any directors, officers, employees and/or other representatives of the Identified Persons serves as director, officer or agent of Victory, the Identified Persons do not have a duty to refrain from: (i) engaging in the same or similar business activities or lines of business in which Victory or any of its affiliates now engages or proposes to engage, or (ii) otherwise competing with Victory or any of its affiliates, and, to the fullest extent permitted by law, no Identified Person shall be liable to Victory or its stockholders or to any affiliate of Victory for breach of any fiduciary duty solely by reason of the fact that such Identified Person engages in any such activities. Further, if an Identified Person acquires knowledge of a potential transaction which may constitute a corporate opportunity for both (a) the Identified Person outside of his or her capacity as an officer of Victory or a member of the Victory board, and (b) Victory, then the Identified Person shall not have any duty to offer or communicate information regarding such corporate opportunity to us, and we renounce any interest or expectancy in any potential transaction or matter of which the Identified Person acquires knowledge, except for any corporate opportunity which is expressly offered to an Identified Person solely in his or her capacity as an officer of Victory or a member of the Victory board.

Legal and Regulatory Risks

As an investment management and brokerage firm, we are subject to extensive U.S. and non-U.S. regulation.

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

Non-U.S. Regulation

Our operations outside the U.S. are subject to the laws and regulations of various non-U.S. jurisdictions and non-U.S. regulatory agencies and bodies. Our international operations are subject to regulatory systems in various jurisdictions, comparable to those covering our operations in the U.S.

In the U.K., the Financial Conduct Authority (the “FCA”) regulates our subsidiary. Authorization by the FCA is required to conduct any financial services-related business in the U.K. pursuant to the Financial Services and

Markets Act 2000. The FCA’s rules under that act govern a firm’s capital resources requirements, senior management arrangements, business conduct, interaction with clients, and systems and controls.

Our compliance with multiple regulatory regimes may increase operational costs, complexity and the time required to execute transactions that may require regulatory approval.

Regulatory and governmental examinations and/or investigations, litigation and the legal risks associated with our business, could adversely impact our AUM, increase costs and negatively impact our profitability and/or our future financial results.

We operate in a highly regulated industry and accordingly, we face the risk of significant intervention by regulatory authorities, including extended investigation and surveillance activity, adoption of costly or restrictive new regulations and judicial or administrative proceedings that may result in substantial penalties. Among other things, we could be fined, lose our licenses or be prohibited or limited from engaging in some of our business activities or corporate transactions. The requirements imposed by our regulators are designed to ensure the integrity of the financial markets and to protect clients and other third parties who deal with us and are not designed to protect our shareholders. Consequently, these regulations often serve to limit our activities, including through net capital, client protection and market conduct requirements.

In addition, we have received and routinely receive and respond to regulatory and governmental requests for documents or other information, subpoenas, examinations and, in some instances, investigations in connection with our business activities. In addition, from time to time we are named as a party in litigation in the ordinary course of business. Claims made against us, including those without merit, may result in reputational harm and responding to such matters is an expensive process. Risks associated with legal liability often are difficult to assess or quantify and their existence and magnitude can remain unknown for significant periods of time. In addition, we may be obligated, and under our certificate of incorporation, bylaws and form of director indemnification agreement are obligated under certain conditions, or may choose, to indemnify directors, officers or personnel against liabilities and expenses they may incur in connection with such matters to the extent permitted under applicable law. Financial exposures, including AUM outflows, from and expenses incurred relating to any examinations, investigations, enforcement actions, litigation, and/or settlements have and may adversely impact our AUM, increase costs, and negatively impact our reputation, profitability, and revenue any of which could have a material negative impact on our financial results.

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

We may be adversely affected as a result of new or revised legislation or regulations or by changes in the interpretation of existing laws and regulations, in the U.S. and other non-U.S. jurisdictions. Over the years, the U.S. federal corporate governance and securities laws, and laws in other non-U.S. jurisdictions, have been augmented substantially and made significantly more complex by various legislation. As we continue to address our legal and regulatory requirements or focus on meeting new or expanded requirements, we may need to continue to expend a substantial amount of additional time, costs and resources. Regulatory reforms may add further complexity to our business and operations and could require us to alter our investment management services and related activities, which could be costly, impede our growth and adversely impact our AUM, revenues and income. Regulatory reforms may also impact our clients, which could cause them to change their investment strategies or allocations in a manner adverse to our business.

In the U.S., the election of a new presidential administration has resulted in and may continue to shift enforcement priorities under existing regulations, alter existing regulations, or pursue additional rulemaking impacting the financial services industry, whereas certain state and other governmental entities may seek to maintain existing, or implement potentially more rigorous, regulatory requirements in response, which, coupled with legal challenges to a number of significant regulations and judicial decisions regarding administrative law, may create uncertainty or lead to divergent interpretations of law, or change the requirements applicable to our businesses.

During 2025 the SEC withdrew several proposed rules, including those related to predictive data analytics, cybersecurity risk management, and the safeguarding of client assets. During the same period, the Department of Labor ("DOL") requested a motion to dismiss its own appeal of court challenges to the amended fiduciary duty rule. The SEC also extended compliance dates for certain recently adopted rules, including Form N-PORT and Form N-CEN reporting requirements and the Investment Company Names Rule.

Form N-PORT and Form N-CEN Reporting; Guidance on Open-End Fund Liquidity Risk

On August 28, 2024, the SEC adopted amendments to reporting requirements on Forms N-PORT and N-CEN that apply to certain registered investment companies. On April 16, 2025, the SEC extended the effective date for the amendments to Form N-PORT from November 17, 2025, to November 17. 2027. The amendments require more frequent reporting of monthly portfolio holdings and related information to the Commission and the public, amend certain reporting requirements, and require open-end funds to report information about service providers used to comply with liquidity risk management program requirements.

This rule, as adopted, has created additional operational complexities and has increased our administrative burden and costs.

Anti-Money Laundering/Countering the Financing of Terrorism Program and Suspicious Activity Report Filing Requirements for Registered Investment Advisers

In 2024, FinCEN issued a final rule to include certain investment advisers in the definition of “Financial Institution” under the Bank Secrecy Act (BSA), and a proposed rule that would require investment advisers to have reasonable procedures to verify the identity of their customers.

These rules, as adopted, subject investment advisers to similar requirements applicable to other Financial Institutions in the U.S. and will increase administrative burdens and costs. The compliance date for the Anti-Money Laundering Program rule is January 1, 2028.

U.S. Department of Labor Reforms

The DOL’s 2024 amended fiduciary rule broadening the definition of who is considered an “investment advice fiduciary” to a retirement investor, and adding significant restrictions and requirements for the use of prohibited transaction exemptions typically relied upon by investment firms such as ours, remains subject to applicable legal challenges. Under the new rule, a financial services provider that provides one-time advice to a retirement investor may become subject to the Employee Retirement Income Security Act ("ERISA") fiduciary standard. In addition to the 2024 fiduciary rule, the DOL amended the Qualified Professional Asset Manager ("QPAM") exemption as of June 2024, which many investment firms have relied upon when providing services to and engaging in transactions on behalf of applicable retirement plans, individual retirement accounts (IRAs) and/or certain commingled investment vehicles that have retirement plan investors. The QPAM amendment makes material changes and imposes additional conditions and affirmative requirements for the ongoing use of such exemption. On August 7, 2025, President Trump issued an Executive Order to facilitate the ability of participants in 401(k) and other defined contribution plans to obtain exposure to alternative assets, including private equity, real estate, and digital assets.

Privacy and Data Protection Laws and Regulations

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

As the regulatory focus on privacy continues to intensify and laws and regulations concerning the management of personal data continue to expand, risks related to the handling of privacy obligations and personal data collection across our business will increase. For example, in addition to international data protection and privacy laws and regulations like the EU’s GDPR, we are, and expect to continue to be, subject to and affected by existing, new and evolving country, federal and state laws, regulations and guidance around the world impacting consumer and personnel privacy, including various U.S. state consumer privacy laws, and Non-U.S. laws that provide for enhanced consumer protections for their residents and impose requirements for the handling, disclosure and deletion of personal information of their residents.

Investment Company Names Rule

On September 20, 2023, the SEC adopted amendments to Rule 35d-1 under the Investment Company Act of 1940, the fund “Names Rule.” On March 14, 2025, the SEC extended the compliance date for the amendments to Rule 35d-1 to June 11, 2026, for fund groups with net assets of $1 billion or more as of the end of their most recent fiscal year. The final amendments among other things:

•
Improve and expand the current requirement for certain registered funds to adopt a policy to invest at least 80% of their assets in accordance with the investment focus the fund’s name suggests;
•
Providing new enhanced disclosure and reporting requirements; and
•
Define a time for funds that deviate from their 80% Investment Policy to come back into compliance.

This rule, as passed, will significantly increase registered funds disclosures and compliance obligations, and create additional operational complexities for Victory Funds and Victory Shares.

SEC Rules on Form PF

In 2023 and 2024, the SEC adopted new rules and amendments to Form PF for registered investment advisers requiring new disclosures, filing obligations and enhanced reporting. On June 11, 2025, the SEC announced an extension of the deadline for fund managers to begin filing a new version of Form PF, until October 1, 2025. Then on September 17, 2025, the SEC again extended the compliance date for the Form PF amendments until October 1, 2026.

Implementing these rules and amendments may increase VCM reporting, disclosure and compliance obligations and create additional operational complexities for VCM.

Sustainability and Climate Disclosure Laws and Regulations

Sustainable investing and related environmental, social and governance (“ESG”) topics continue to be the focus of increased regulatory and legal scrutiny across jurisdictions. In the U.S., the SEC adopted, but subsequently stayed the implementation of, climate disclosure rules to require public issuers to include enhanced disclosure and financial metrics regarding corporate climate-related information in their periodic reports and registration statements. These rules remain stayed and subject to ongoing legal challenges. State laws and regulations regarding these topics are also continuing to evolve and be the subject of ongoing legal challenge. In addition, globally, the independent International Sustainability Standards Board and other applicable sustainability disclosure standards continue to impact how national regulators and governance bodies approach these and related topics.

Industry Risks

Recent trends in the investment management industry could reduce our AUM, revenues and net income, such as increased demand for passive management, low fee products or alternative asset classes.

Certain passive products and asset classes, such as index and certain types of ETFs, are becoming increasingly popular with investors, including institutional investors. This could continue to pressure mutual fund AUM. In recent years, across the investment management industry, passive products have experienced inflows and traditional actively managed products have experienced outflows, in each case, in the aggregate and our strategies are generally considered active. In order to maintain appropriate fee levels in a competitive environment, we must be able to continue to provide clients with investment products and services that are viewed as appropriate in relation to the fees charged, which may require us to demonstrate that our strategies can outperform such passive products. If our clients, including our funds’ boards, were to view our fees as being high relative to the market or the returns provided by our investment products, we may choose to reduce our fee levels or existing clients may withdraw their assets in order to invest in passive products, and we may be unable to attract additional commitments from existing and new clients, which would lead to a decline in our AUM and market share. To the extent we offer such passive products, we may not be able to compete with other firms offering similar products.

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

The investment management industry is intensely competitive and is consolidating.

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

•
the consolidation of financial services firms through mergers and acquisitions;
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
•
certain competitors charge lower fees for their investment management services than we do; and
•
as competitors grow through consolidation their increased size and scale increases competitive pressures on fees and distribution relationships.

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

In connection with the Amundi transaction, the Amundi Parties, the Company and VCM, have entered into an Off-Shore Master Distribution and Services Agreement and an On-Shore Master Distribution and Services Agreement (the “Distribution and Services Agreements”) which has become effective on closing of the transaction.

We depend on the Amundi parties to distribute Victory products outside the United States and create investment vehicles to provide investment management services with respect to any U.S. traditional active asset management products that we offer.

Under the Distribution Agreements, (1) Amundi has the exclusive right, subject to certain exceptions, to distribute Victory’s products outside of the United States; (2) Victory has the exclusive right, subject to certain exceptions, to provide investment management services with respect to any traditional U.S. active asset management products to the Amundi Parties for distribution outside the United States; (3) Victory has the exclusive right, subject to certain exceptions, to distribute Amundi products in the United States; and (4) Amundi has the exclusive right, subject to certain exceptions, to provide investment advisory or investment management services with respect to any non-U.S. active asset management products to Victory for distribution in the United States. Victory will be entitled to a percentage of fee revenues derived from Victory’s products that the Amundi Parties distribute outside the United States, and the Amundi Parties will be entitled to a percentage of fee revenues derived from the Amundi Parties’ products that Victory distributes in the United States. The Distribution and Services Agreements will continue until the 15th anniversary of the date of the closing of the Amundi transaction, and automatically renew thereafter and remain effective for successive five-year terms. The Distribution and Services Agreements may be terminated under certain limited circumstances. Given the exclusive distribution arrangement with the Amundi Parties, outside the United States we will be dependent on Amundi’s distribution and sales channels to sell our products, and we do not control the ultimate investment recommendations given by them to clients. In addition, we will be dependent on Amundi to create investment vehicles to provide investment management services with respect to any U.S. active asset management products that we offer.

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

Increasing government and regulatory scrutiny of the measures taken by companies to protect against cyberattacks and data privacy breaches have resulted in heightened security requirements, including additional regulatory expectations for oversight of vendors and service providers. If more restrictive privacy laws, rules or industry security requirements are adopted in the future on the Federal or State level, or by a specific industry body, they could have an adverse impact on us through increased costs or business restrictions.

Any inability to prevent security or privacy breaches, or the perception that such breaches may occur, could cause our existing clients to lose confidence in our systems and terminate their agreements with us, inhibit our ability to attract new clients, result in increasing regulation, or bring about other adverse consequences from the government agencies that regulate our business.

Our use of AI technologies may not be successful and may present business, compliance, and reputational risks

We use, and are expanding our use of, machine learning and AI technologies in our research and processes relating to our business. If we fail to keep pace with rapidly evolving AI technological developments, or fail to launch products that are competitive, our competitive position and business results may be negatively impacted. If our competitors or other third parties incorporate AI technologies, such as emerging generative and agentic AI, into their research, processes, and products relating to their business more quickly or more successfully than us, this could impair our ability to compete effectively. Our use of AI technologies, including generative and agentic AI, requires resources to develop, test and maintain, which is costly. Despite our investments in, and commitment of resources to, the development of AI, we may not be successful in our efforts. In addition, third parties may be able to use AI to create technology that could reduce demand for our products and services.

The introduction of AI technologies, particularly generative and agentic AI, into new or existing offerings may result in new or expanded risks and liabilities, due to enhanced governmental or regulatory scrutiny, litigation, compliance issues, ethical concerns, confidentiality, data privacy or security risks, as well as other factors that could adversely affect our business, reputation, and financial results. For example, AI technologies can lead to unintended consequences and errors, including generating content that appears correct but is factually inaccurate, misleading or otherwise flawed, or that results in unintended biases and discriminatory outcomes, which could harm our reputation and expose us to liability. If the content, analyses, or recommendations that AI applications assist in producing are, or are alleged to be, deficient, inaccurate, unreliable, misleading, biased, discriminatory or otherwise flawed, any of which may not be easily detectable, our business and reputation may be adversely affected. Use of AI technologies, and the evolving legal, regulatory and compliance framework for AI, could impact our ability to protect our data and intellectual property, as well as vendor and client information, and could expose us to intellectual property or other claims by third parties. Use of AI technologies may also increase risks related to cyberattacks or other security incidents or result in a failure to protect confidential information. Because AI technology is highly complex and rapidly developing, it is not possible to predict all of the legal, operational or technological risks that may arise relating to our use of AI. These risks include the possibility of enhanced governmental or regulatory scrutiny, litigation or other legal liability, compliance issues, ethical concerns, negative client perceptions, confidentiality or security risks, as well as other factors. Any of these issues could materially adversely affect our business, financial condition or results of operations.

AI technologies used in our research and processes relating to our business may use or incorporate data from third-party sources, including information they input into the AI tools, which may expose us to risks associated with data rights and protection.

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

As of December 31, 2025, approximately 10% of our total AUM was invested in strategies that primarily invest in securities of non‑U.S. companies and securities denominated in currencies other than the U.S. dollar. Fluctuations in foreign currency exchange rates could negatively affect the returns of our clients who are invested in these securities. In addition, an increase in the value of the U.S. dollar relative to non‑U.S. currencies is likely to result in a decrease in the U.S. dollar value of our AUM, which, in turn, would likely result in lower revenue and profits.

Investments in non‑U.S. issuers may also be affected by tax positions taken in countries or regions in which we are invested as well as political, social and economic uncertainty. Declining tax revenues may cause governments to assert their ability to tax the local gains and/or income of foreign investors (including our clients), which could adversely affect client interests in investing outside their home markets. Many financial markets are not as developed, or as efficient, as the U.S. financial markets, and, as a result, those markets may have limited liquidity and higher price volatility and may lack established regulations. Liquidity may also be adversely affected by political or economic events, government policies, and social or civil unrest within a particular country, and our ability to dispose of an investment may also be adversely affected if we increase the size of our investments in smaller non‑U.S. issuers. Non‑U.S. legal and regulatory environments, including financial accounting standards and practices, may also be different, and there may be less publicly available information about such companies. These risks could adversely affect the performance of our strategies that are invested in securities of non‑U.S. issuers and may be particularly acute in the emerging or less developed markets in which we invest. In addition to our Trivalent Franchise, certain of our other Franchises and Solutions Platform invest in emerging or less developed markets.

The expansion of our business outside of the United States raises tax and regulatory risks, may adversely affect our profit margins and places additional demands on our resources and employees.

We have expanded and intend to continue to expand our distribution efforts into non‑U.S. markets through partnered distribution efforts and product offerings, including Australia, Asia, EMEA, Latin America and Canada. Clients outside the United States may be adversely affected by political, social and economic uncertainty in their respective home countries and regions, which could result in a decrease in the net client cash flows that come from such clients. This expansion has required and will continue to require us to incur a number of up‑front expenses, including those associated with obtaining and maintaining regulatory approvals as well as additional ongoing expenses, including those associated with the employment of additional support staff and regulatory compliance.

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

We use a third-party security operations center and managed endpoint detection and response service to continuously monitor information systems for emergent events including anomalous, suspicious, and unauthorized network activity. Detected events are immediately triaged and evaluated for threat potential and impact. We also engage third-party providers to perform penetration testing designed to identify vulnerabilities for remediation. We rotate penetration testing providers to diversify testing approaches.

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

Governance

Role of the Board of Directors and Management

Our Executive Vice President ("EVP") and CISO oversee security architecture, engineering and operations. Our CISO has been with the firm since 2013 and has over 20 years of IT experience in various industries. He is a Certified Chief Information Security Officer from the Carnegie Mellon University executive education program, as well as a Certified Information Security Manager (CISM) and Certified Information Systems Security Professional (CISSP). Our EVP joined the firm in 2025 with over 27 years of industry and leadership experience. Both the EVP and CISO serve on the ISC.

The Audit Committee of the Board of Directors oversees our enterprise risk management, which includes cybersecurity. The ISC provides a report on our cybersecurity program to our Board at least annually.

Other key functions of the ISC are to align the overall security strategy with business objectives and to oversee the cataloging of cybersecurity risks and assessments. Additional review and oversight are provided by the Enterprise Risk Committee where cybersecurity risk is vetted against other risk categories. Management also maintains a Vendor Oversight Committee which governs the use of third-party vendors and assesses cybersecurity risk related to those vendors. The Enterprise Risk Committee and the Vendor Oversight Committee report their activities to the Audit Committee at least annually.

The third-party security operations center, the managed endpoint detection and response service, and third-party penetration testing vendors are overseen by the CISO.

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

Item 2. Properties.

The Company leases its principal executive offices, which are located in San Antonio, TX. In the United States, the Company also leases office space in Brooklyn, OH; Birmingham, MI; Boston, MA; Rocky River, OH; Cincinnati, OH; Charlotte, NC; Durham, NC; Miami, FL; Denver, CO; Clive, IA; Hanover, NH; Bozeman, MT; and San Francisco, CA. The Company believes its existing facilities are adequate to meet its current and future business requirements.

Item 3. Legal Proceedings.

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. The Company is not currently a party to any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Shares of the Company’s Common Stock are listed and trade on NASDAQ under the symbol “VCTR”. As of December 31, 2025, there were approximately 54,000 beneficial shareholders of the Company’s Common Stock.

Performance Graph

The following graph shows a comparison from December 31, 2020 through December 31, 2025 of the cumulative total return of our Common Stock, the Standard & Poor’s 500 Stock Index (S&P 500 Index) and a peer group comprised of Affiliated Managers Group, Inc., Artisan Partners Asset Management Inc., Acadian Asset Management, and Virtus Investment Partners, Inc. The graph assumes that $100 was invested at the market close on December 31, 2020 in our common stock, the S&P 500 Index and the peer group and assumes reinvestment of any dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets out information regarding purchases of equity securities by the Company for the three months ended December 31, 2025.

	Total Number of Shares of Common Stock	Average Price Paid Per Share of Common	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans	Approximate Dollar Value That May Yet Be Purchased Under Outstanding Plans or Programs
Period	Purchased (1)	Stock	or Programs (2)	(in millions)(2)
October 1, 2025 to October 31, 2025	61	$63.43	—	$355.1
November 1, 2025 to November 30, 2025	723,799	63.06	716,590	310.2
December 1, 2025 to December 31, 2025	90,347	63.34	86,780	304.7
Total	814,207	$63.09	803,370

(1)
Includes shares surrendered for taxes related to stock option exercises and vesting of restricted stock awards.
(2)
In December 2024, the Company’s Board of Directors approved a new share repurchase program (the “2025 Share Repurchase Program”) authorizing the repurchase of up to $200.0 million of the Company’s Common Stock through December 31, 2026. On August 7, 2025, the Board authorized an increase in the 2025 Share Repurchase Program from $200.0 million to up to $500.0 million through December 31, 2027. Under the 2025 Share Repurchase Program, the Company may purchase its shares from time to time in privately negotiated transactions, through block trades, pursuant to open market purchases, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the SEC. The amount and timing of purchases under the 2025 Share Repurchase Program will depend on a number of factors including the price and availability of the Company’s shares, trading volume, capital availability, Company performance and general economic and market conditions. The 2025 Share Repurchase Program can be suspended or discontinued at any time. During the quarter ended December 31, 2025, the Company adopted a Rule 10b5-1 trading plan intended to facilitate repurchases of its common stock under its previously authorized 2025 Share Repurchase Program.

Recent Sales of Unregistered Securities

The information required by Regulation S-K Item 701 regarding the Company's issuance of unregistered equity securities is incorporated herein by reference to the Company's Current Report on Form 8-K filed on April 3, 2025 under Item 3.02 and Note 4 to the Consolidated Financial Statements.

Dividend Policy

In 2019, the Company announced the initiation of cash dividends and paid its first quarterly dividend to shareholders in September of that year. Each year, since the commencement of cash dividends in 2019, the Company has increased the per-share amount of the quarterly cash dividends distributed to shareholders. During 2025, the Company’s Board paid $1.94 of cash dividends per share, an increase of $0.38, or 24%, from the $1.56 per share of cash dividends declared in 2024.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The objective of this section of the Annual Report on Form 10-K is to provide a discussion and analysis, from management’s perspective, of the key performance indicators and material information necessary to assess our financial condition, results of operations, liquidity and cash flows for the year ended December 31, 2025. The following discussion should be read in conjunction with the consolidated financial statements and related notes that appear in Part II – Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report discusses our financial condition and results of operations as of and for the years ended December 31, 2025 and 2024. A discussion related to our financial condition and results of operations for 2024 as compared to 2023 can be found in Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 28, 2025.

In addition to historical information, this discussion and analysis contain forward‑looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from management’s expectations. Please refer to the sections of this report entitled “Forward‑Looking Statements” and “Risk Factors.”

Overview

Our Business – Victory is a diversified global asset management firm with total client assets of $316.6 billion, assets under management of $313.8 billion and other assets of $2.8 billion as of December 31, 2025. The Company operates a next-generation business model combining boutique investment qualities with the benefits of an integrated, centralized operating and distribution platform.

The Company provides specialized investment strategies to institutions, intermediaries, retirement platforms and individual investors with multiple autonomous Investment Franchises and a Solutions Platform. Victory Capital offers a wide array of investment products, including actively and passively managed mutual funds, rules-based and active exchange traded funds (“ETFs”), institutional separate accounts, variable insurance products (“VIPs”), alternative investments, private closed end funds, and a 529 Education Savings Plan. Victory Capital’s strategies are also offered through third-party investment products, including mutual funds, third-party ETF model strategies, retail separately managed accounts (“SMAs”) and unified managed accounts (“UMAs”) through wrap account programs, Collective Investment Trusts (“CITs”), and undertakings for the collective investment in transferable securities (“UCITS”). As of December 31, 2025, our Franchises and our Solutions Platform collectively managed a diversified set of 187 investment strategies for a wide range of institutional and retail clients and direct investors.

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

We have grown our total client assets from $17.9 billion following the management-led buyout in August 2013 to $316.6 billion at December 31, 2025. We attribute this growth to our success in sourcing acquisitions and evolving them into organic growers, generating strong investment returns, and developing institutional, retail, international, and direct investor channels with deep penetration.

Pioneer Investments - On April 1, 2025, the Company completed the transactions contemplated by the Contribution Agreement to combine Amundi’s U.S. business into the Company and reintroduced the brand Pioneer Investments for the acquired business and investment products. The addition of Pioneer Investments as the Company's largest Investment Franchise meaningfully enhances the Company's scale, expands its global client base and further diversifies its investment capabilities. The sequential results reflect Pioneer Investments as of April 1, 2025, which significantly impacted our financial results for the year ended December 31, 2025 when compared to the comparable periods. Refer to Notes 1 and 4 of the consolidated financial statements for further details related to the acquisition.

Business Highlights in 2025

Assets under management:

•
AUM at December 31, 2025 and 2024 was $313.8 billion and $171.9 billion, respectively. We generated $60.0 billion in gross flows and $4.5 billion in net outflows for the year ended December 31, 2025 compared to $26.2 billion in gross flows and $7.4 billion in net outflows for the same period in 2024. Net flows for the year ended December 31, 2025 were comprised of $4.2 billion and $0.3 billion of net long-term and short-term outflows, respectively.

Investment performance:

•
54 of our Victory Capital mutual funds and ETFs had overall Morningstar ratings of four or five stars and 65% of our fund and ETF AUM were rated four or five stars overall by Morningstar. 63% of our strategies by AUM had investment returns in excess of their respective benchmarks over a one-year period, 63% over a three-year period, 68% over a five-year period and 78% over a ten-year period. On an equal-weighted basis, 60% of our strategies have outperformed their benchmarks over a one-year period, 62% over a three-year period, 69% over a five-year period and 68% over a ten-year period.

Financial highlights:

•
Total revenue for the year ended December 31, 2025 was $1.3 billion compared to $893.5 million for the year ended December 31, 2024.
•
Net income was $330.1 million and $288.9 million, respectively, for the years ended December 31, 2025 and 2024. Adjusted Net Income was $472.6 million for the year ended December 31, 2025 compared to $312.9 million for the year ended December 31, 2024. Refer to “Supplemental Non‑GAAP Financial Information” for more information about how we calculate Adjusted Net Income and a reconciliation of net income to Adjusted Net Income.
•
GAAP earnings per diluted share was $4.08 for the year ended December 31, 2025 compared to $4.38 for the same period in 2024. Adjusted net income with tax benefit per diluted share was $6.38 and $5.36, respectively, for the years ended December 31, 2025 and 2024. Refer to “Supplemental Non‑GAAP Financial Information” for more information about how we calculate Adjusted Net Income and a reconciliation of net income to Adjusted Net Income.
•
Adjusted EBITDA and Adjusted EBITDA margin were $682.9 million and 52.3%, respectively, for the year ended December 31, 2025 compared to $475.6 million and 53.2%, respectively, for the year ended December 31, 2024. Refer to “Supplemental Non‑GAAP Financial Information” for more information about how we calculate Adjusted EBITDA and a reconciliation of net income to Adjusted EBITDA.

Key Performance Indicators

The following table presents the key performance indicators we focus on when reviewing our results:

	Year Ended December 31,
($ in millions, except for basis points and percentages)	2025		2024
AUM at period end	$313,775		$171,930
Average AUM	268,806		169,658
Gross flows	59,985		26,167
AUM net short term flows	(258)		(287)
AUM net long term flows	(4,198)		(7,090)
AUM net flows	(4,456)		(7,377)
Total revenue	1,306.1		893.5
Revenue realization on average AUM	48.6	bps	52.6	bps
Net income	330.1		288.9
Adjusted EBITDA(1)	682.9		475.6
Adjusted EBITDA margin(1)(2)	52.3%		53.2%
Adjusted Net Income(1)	472.6		312.9
Tax benefit of goodwill and acquired intangibles(3)	41.4		40.2

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

The following table presents a reconciliation of our total client assets(1) as of the dates indicated:

	For the Year Ended December 31,
(in millions)	2025	2024
Beginning AUM	$171,930	$161,322
Beginning other assets	4,165	5,289
Beginning total client assets	176,096	166,611

AUM net cash flows	(4,456)	(7,377)
Other assets net cash flows	(1,948)	(1,627)
Total client assets net cash flows	(6,404)	(9,004)

AUM market appreciation (depreciation)	37,742	18,100
Other assets market appreciation (depreciation)	629	504
Total client assets market appreciation (depreciation)	38,371	18,604

AUM realizations and distributions	(311)	(2)
Acquired & divested assets / Net transfers(2)	108,869	(113)

Ending AUM	313,775	171,930
Ending other assets	2,846	4,165
Ending total client assets	316,621	176,096
Average total client assets	272,134	174,542

(1)
Includes low-fee (2 to 4 bps) institutional assets, previously reported in the Solutions asset class within the by asset class table and in Separate Accounts and Other Pooled Vehicles within the by vehicle table. These assets are included as part of Victory's Regulatory Assets Under Management reported in Form ADV Part 1.
(2)
The year ended December 31, 2025 includes the impact of Pioneer Investments as of April 1, 2025, increasing the Company’s AUM by $114.6 billion, partially offset by assets divested due to the closure of four Investment Franchises.

The following table presents a reconciliation of our total AUM(1) as of the dates indicated:

	For the Year Ended December 31,
(in millions)	2025	2024
Beginning AUM	$171,930	$161,322
Gross client cash inflows	59,985	26,167
Gross client cash outflows	(64,441)	(33,545)
Net client cash flows	(4,456)	(7,377)
Market appreciation (depreciation)	37,742	18,100
Realizations and distributions	(311)	(2)
Acquired & divested assets / Net transfers(2)	108,869	(113)
Ending AUM	313,775	171,930
Average AUM	268,806	169,658

(1)
Total AUM includes both discretionary assets under management and non-discretionary assets under advisement and excludes other assets.
(2)
The year ended December 31, 2025 includes the impact of Pioneer Investments as of April 1, 2025, increasing the Company’s AUM by $114.6 billion, partially offset by assets divested due to the closure of four Investment Franchises.

The following table presents a reconciliation of our other assets(1) as of the dates indicated:

	For the Year Ended December 31,
(in millions)	2025	2024
Beginning other assets (institutional)	$4,165	$5,289
Gross client cash inflows	—	467
Gross client cash outflows	(1,949)	(2,094)
Net client cash flows	(1,948)	(1,627)
Market appreciation (depreciation)	629	504
Realizations and distributions	—	—
Acquired & divested assets / Net transfers	—	—
Ending other assets (institutional)	2,846	4,165
Average other assets (institutional)	3,328	4,883

(1)
Includes low-fee (2 to 4 bps) institutional assets, previously reported in the Solutions asset class within the by asset class table and in Separate Accounts and Other Pooled Vehicles within the by vehicle table. These assets are included as part of Victory’s Regulatory Assets Under Management reported in Form ADV Part 1.

Assets Under Management

Our profitability is largely affected by the level and composition of our AUM (including asset class and distribution channel) and the effective fee rates on our products. The amount and composition of our AUM are, and will continue to be, influenced by a number of factors, including; (i) investment performance, including fluctuations in the financial markets and the quality of our investment decisions; (ii) client flows into and out of our various strategies and investment vehicles; (iii) industry trends toward products or strategies that we either do or do not offer; (iv) our ability to attract and retain high quality investment, distribution, marketing and management personnel; (v) our decision to close strategies or limit growth of assets in a strategy when we believe it is in the best interest of our clients or conversely to re‑open strategies in part or entirely; and (vi) general investor sentiment and confidence. Our goal is to establish and maintain a client base that is diversified by Franchise and Solutions Platform, asset class, distribution channel, vehicle and geography.

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

AUM by Asset Class – the following table presents our AUM by asset class as of the dates indicated:

	As of December 31,
(in millions)	2025(1)	2024	2023	2022	2021(2)(3)
Fixed Income	$80,544	$24,402	$24,355	$26,353	$35,154
Solutions	91,228	62,593	54,296	46,317	54,426
U.S. Mid Cap Equity	29,993	30,584	30,604	27,892	30,578
U.S. Small Cap Equity	11,179	14,785	15,959	15,103	20,094
U.S. Large Cap Equity	63,380	14,148	12,635	10,973	15,766
Global / Non-U.S. Equity	30,680	19,095	16,772	14,160	16,050
Alternative Investments	3,038	2,980	3,431	3,663	2,548
Total Long-Term AUM	$310,042	$168,586	$158,051	$144,460	$174,616
Money Market / Short-Term	3,733	3,344	3,271	3,302	3,100
Total AUM	$313,775	$171,930	$161,322	$147,762	$177,716

(1)
Includes the impact of Pioneer Investments, partially offset by assets divested due to the closure of four Investment Franchises.
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
(3)
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

Asset Flows by Asset Class – the following table summarizes our asset flows by asset class for the periods indicated:

(in millions)	U.S. Mid Cap Equity	U.S. Small Cap Equity	Fixed Income	U.S. Large Cap Equity	Global / Non-U.S. Equity	Solutions	Alternative Investments	Total Long-term	Money Market / Short-term	Total AUM(1)
Year Ended December 31, 2025
Beginning AUM	$30,584	$14,785	$24,402	$14,148	$19,095	$62,593	$2,980	$168,586	$3,344	$171,930
Gross client cash inflows	3,622	1,475	18,314	7,646	8,428	18,421	916	58,821	1,164	59,985
Gross client cash outflows	(8,121)	(4,994)	(18,771)	(12,137)	(7,131)	(10,925)	(939)	(63,019)	(1,422)	(64,441)
Net client cash flows	(4,500)	(3,518)	(458)	(4,491)	1,297	7,496	(23)	(4,198)	(258)	(4,456)
Market appreciation / (depreciation)	1,737	353	3,506	12,367	6,836	12,677	119	37,595	146	37,742
Realizations and distributions	—	—	(287)	—	—	—	(24)	(311)	—	(311)
Acquired & divested assets / Net transfers(2)	2,172	(440)	53,381	41,356	3,452	8,463	(15)	108,368	500	108,869
Ending AUM	$29,993	$11,179	$80,544	$63,380	$30,680	$91,228	$3,038	$310,042	$3,733	$313,775
Year Ended December 31, 2024
Beginning AUM	$30,604	$15,959	$24,355	$12,635	$16,772	$54,296	$3,431	$158,051	$3,271	$161,322
Gross client cash inflows	4,516	2,043	4,912	284	3,762	8,634	1,105	25,255	912	26,167
Gross client cash outflows	(7,685)	(4,195)	(5,905)	(1,540)	(2,893)	(8,509)	(1,618)	(32,345)	(1,200)	(33,545)
Net client cash flows	(3,169)	(2,152)	(993)	(1,256)	869	125	(513)	(7,090)	(287)	(7,377)
Market appreciation / (depreciation)	3,189	1,035	924	2,873	1,570	8,290	47	17,929	172	18,100
Realizations and distributions	—	—	—	—	—	—	(2)	(2)	—	(2)
Acquired & divested assets / Net transfers	(40)	(58)	116	(104)	(115)	(118)	17	(301)	188	(113)
Ending AUM	$30,584	$14,785	$24,402	$14,148	$19,095	$62,593	$2,980	$168,586	$3,344	$171,930

(1)
Total AUM includes both discretionary assets under management and non-discretionary assets under advisement and excludes other assets.
(2)
Includes the impact of Pioneer Investments, partially offset by assets divested due to the closure of four Investment Franchises.

Total AUM by Distribution Channel – the following table presents our total AUM by distribution channel as of the dates indicated:

	As of December 31,
	2025		2024
(in millions)	Amount	% of total	Amount	% of total
Direct	$62,371	20%	$60,949	35%
Non-US	54,799	17%	6,224	4%
Institutional	78,919	25%	35,098	20%
Retail	117,685	38%	69,659	41%
Total AUM(1)(2)(3)	$313,775	100%	$171,930	100%

(1) The allocation of AUM by distribution channel involves the use of estimates and the exercise of judgment.

(2) Total AUM includes both discretionary assets under management and non-discretionary assets under advisement and excludes other assets.

(3) December 31, 2025 includes the impact of Pioneer Investments, partially offset by assets divested due to the closure of four Investment Franchises.

Total AUM by Region – the following table presents our total AUM by region as of the dates indicated:

	As of December 31,
	2025		2024
(in millions)	Amount	% of total	Amount	% of total
U.S.	$258,975	83%	$165,706	96%
Non-U.S.	54,799	17%	6,224	4%
Total AUM(1)(2)	$313,775	100%	$171,930	100%

(1) Total AUM includes both discretionary assets under management and non-discretionary assets under advisement and excludes other assets.

(2) December 31, 2025 includes the impact of Pioneer Investments, partially offset by assets divested due to the closure of four Investment Franchises.

Assets Flows by Vehicle – the following table summarizes our asset flows by vehicle for the periods indicated:

			Separate Accounts
			and Other
(in millions)	Mutual Funds(1)	ETFs(2)	Vehicles(3)	Total
Year Ended December 31, 2025
Beginning AUM	$113,645	$7,508	$50,777	$171,930
Gross client cash inflows	24,768	7,476	27,741	59,985
Gross client cash outflows	(36,240)	(1,082)	(27,119)	(64,441)
Net client cash flows	(11,472)	6,394	622	(4,456)
Market appreciation / (depreciation)	20,651	1,062	16,029	37,742
Realization and distributions	—	—	(311)	(311)
Acquired & divested assets / Net transfers(4)	49,379	85	59,405	108,869
Ending AUM	$172,203	$15,049	$126,523	$313,775
Year Ended December 31, 2024
Beginning AUM	$108,802	$4,970	$47,551	$161,322
Gross client cash inflows	14,954	3,089	8,124	26,167
Gross client cash outflows	(22,408)	(915)	(10,222)	(33,545)
Net client cash flows	(7,454)	2,174	(2,097)	(7,377)
Market appreciation / (depreciation)	12,561	404	5,136	18,100
Realization and distributions	—	—	(2)	(2)
Acquired & divested assets / Net transfers	(263)	(40)	189	(113)
Ending AUM	$113,645	$7,508	$50,777	$171,930

(1)
Includes institutional and retail share classes, money market and Variable Insurance Products or VIP funds.
(2)
Represents only ETF assets held by third parties. Excludes ETF assets held by other Victory Capital products.
(3)
Includes collective trust funds, wrap program accounts, UMAs, UCITs, private funds and non-U.S. domiciled pooled vehicles.
(4)
Includes the impact of Pioneer Investments, partially offset by assets divested due to the closure of four Investment Franchises.

Our total AUM at December 31, 2025 increased by $141.8 billion, or 82.5%, to $313.8 billion from $171.9 billion at December 31, 2024. The increase was primarily due to AUM acquired from Amundi US totaling $114.6 billion and positive market action of $37.7 billion partially offset by net outflows of $4.5 billion.

Net outflows were driven by $4.5 billion in our U.S. mid cap equity strategies, $3.5 billion in our U.S. small cap equity strategies, $4.5 billion in our U.S. large cap equity strategies, $0.5 billion in fixed income strategies, and $0.3 billion in money market and short-term strategies, partially offset by $1.3 billion in net inflows into our global/non-U.S. equity strategies and $7.5 billion in our Solutions Platform.

GAAP Results of Operations

The following table presents our GAAP results of operations for the years ended December 31, 2025 and 2024:

	Year Ended December 31,		Change
	2025	2024	$	%
Revenue
Investment management fees	$1,045,469	$704,583	$340,886	48%
Fund administration and distribution fees	260,662	188,894	71,768	38%
Total revenue	1,306,131	893,477	412,654	46%

Expenses
Personnel compensation and benefits	362,991	217,214	145,777	67%
Distribution and other asset-based expenses	231,991	146,489	85,502	58%
General and administrative	83,319	56,694	26,625	47%
Depreciation and amortization	72,851	30,176	42,675	141%
Change in value of consideration payable for acquisition of business	11,403	2,694	8,709	323%
Acquisition-related costs	35,479	11,285	24,194	214%
Restructuring and integration costs	29,674	1,411	28,263	2003%
Total operating expenses	827,708	465,963	361,745	78%
Income from operations	478,423	427,514	50,909	12%

Other income (expense)
Interest income and other income (expense)	15,298	10,441	4,857	47%
Interest expense and other financing costs	(54,787)	(63,836)	9,049	-14%
Loss on debt extinguishment	(614)	(363)	(251)	69%
Total other income (expense), net	(40,103)	(53,758)	13,655	-25%

Income before income taxes	438,320	373,756	64,564	17%

Income tax expense	(108,258)	(84,892)	(23,366)	28%

Net income	$330,062	$288,864	$41,198	14%
Preferred stock dividends	(29,138)	—	(29,138)
Net income attributable to preferred stockholders	(30,773)	—	(30,773)
Net income attributable to common shareholders	$270,151	$288,864	$(18,713)	-6%

Earnings per share of common stock
Basic	$4.13	$4.47
Diluted	$4.08	$4.38

Weighted average number of shares outstanding
Basic	65,439	64,607
Diluted	66,376	65,928

Dividends declared per share of common stock	$1.94	$1.555

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

Investment management fees increased $340.9 million, or 48.4%, to $1.0 billion in 2025 from $704.6 million in 2024 due to an increase in average AUM. Average AUM was $268.8 billion in 2025 compared to $169.7 billion in 2024.

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

Fund administration and distribution fees increased $71.8 million, or 38.0%, to $260.7 million in 2025 compared to $188.9 million in 2024. The increase is due primarily to higher mutual fund average net assets.

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

The following table presents the components of GAAP compensation expense for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
(in thousands)	2025	2024
Salaries, payroll related taxes and employee benefits	$136,161	$88,599
Incentive compensation	140,133	102,712
Sales-based compensation(1)	38,661	24,338
Equity awards granted to employees and directors(2)	20,442	15,220
Acquisition and transaction-related compensation	27,594	(13,655)
Total personnel compensation and benefits expense	$362,991	$217,214

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

Personnel compensation and benefits were $363.0 million in 2025, an increase of $145.8 million, or 67.1%, from $217.2 million in 2024 mostly attributable to increases in salaries, payroll related taxes and employee benefits, incentive compensation expense and acquisition and transaction-related compensation of $47.6 million, $37.4 million, and $41.2 million, respectively.

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

The following table presents the components of distribution and other asset‑based expenses for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
(in thousands)	2025	2024
Broker-dealer distribution fees	$70,725	$20,222
Platform distribution fees	121,734	89,233
Sub-administration	21,015	17,010
Sub-advisory	7,471	9,152
Middle-office	11,046	10,872
Total distribution and other asset-based expenses	$231,991	$146,489

Distribution and other asset‑based expenses are primarily based on AUM. Distribution and other asset-based expenses increased $85.5 million, or 58.4%, to $232.0 million in 2025 compared to $146.5 million in 2024, primarily due to an increase in broker dealer and platform distribution fees over the comparable period.

General and Administrative Expenses – General and administrative expenses primarily consist of investment research and technology costs, professional and marketing fees, travel, rent and insurance expenses.

General and administrative expenses were $83.3 million in 2025 compared to $56.7 million in 2024, an increase of $26.6 million, or 47.0%. The increase is primarily due to an increase facilities and data services and technology related expenses.

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

Depreciation and amortization increased by $42.7 million, or 141.4%, to $72.9 million in 2025, from $30.2 million in 2024, due to the amortization of definite-lived intangible assets associated with the Amundi US acquisition in 2025.

Change in Value of Consideration Payable for Acquisition of Business – The change in value of consideration payable for acquisition of business increased $8.7 million due the change in the fair value of the contingent consideration associated with the WestEnd Acquisition increasing $11.4 million for the year ending December 31, 2025 compared to $2.7 million in 2024. Refer to Note 5, Fair Value Measurements, for further details on the fair value of contingent consideration payable.

Acquisition‑Related Costs – Acquisition‑related costs include legal fees, advisory services, mutual fund proxy voting costs and other one‑time expenses related to acquisitions.

Acquisition-related costs increased $24.2 million to $35.5 million for the year ended December 31, 2025 compared to $11.3 million in the prior year. The expense for the year ended December 31, 2025 was primarily due to legal and professional fees associated with the Amundi US transaction.

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

Restructuring and integration costs increased $28.3 million to $29.7 million for the year ended December 31, 2025 compared to $1.4 million in the prior year. The expense for the year ended December 31, 2025 primarily relates to personnel restructuring as well as integration and conversion costs related to the Amundi US transaction.

Interest Income and Other Income (Expense) – Interest income and other income (expense) consists primarily of interest income, gains (losses) on investments and dividend income on investments. Interest income and other income (expense) was income of $15.3 million and $10.4 million in 2025 and 2024, respectively. The increase was primarily due to an increase in the net unrealized fair value of deferred compensation plan investments over the comparable period.

Interest Expense and Other Financing Costs – Interest expense and other financing costs consists primarily of interest expense attributable to long‑term debt. Interest expense and other financing costs decreased $9.0 million to $54.8 million in 2025 from $63.8 million in 2024 as a result of a lower average interest rate over the comparable period. Refer to “Liquidity and Capital Resources” for more information.

Loss on Debt Extinguishment – Loss on debt extinguishment consists of the write-off of unamortized debt issuance costs and unamortized debt discount as a result of debt refinancing, the acceleration of the paydown of debt principal and debt repurchased and retired in open market transactions. For the year ended December 31, 2025 and 2024, the Company had losses on debt extinguishment of $0.6 million and $0.4 million, respectively.

Income Tax Expense – The provision for income taxes includes U.S. federal, state and local taxes, and foreign income taxes payable by certain of our subsidiaries. The effective tax rate is primarily driven by state and local taxes, excess tax benefits on share-based compensation, and certain non-deductible expenses. The portion of the effective income tax rate attributable to state and local income taxes varies from year to year depending on amounts of income apportioned to each jurisdiction, whether we file income tax returns on a unitary or separate return basis and with changes in tax laws.

For the year ended December 31, 2025 and 2024, the effective tax rate was 24.7% and 22.7%, respectively. The year-over-year increase in the effective tax rate is due to decreased excess tax benefits on share-based compensation and increased non-deductible expenses. Refer to Note 10, Income Taxes, for further details on the Company's income taxes.

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

The following table sets forth a reconciliation from GAAP financial measures to non‑GAAP measures for the periods indicated:

	Year Ended December 31,
(in thousands)	2025	2024
Reconciliation of non-GAAP financial measures:
Net income (GAAP)	$330,062	$288,864
Income tax expense	(108,258)	(84,892)
Income before income taxes	$438,320	$373,756
Interest expense(1)	52,224	60,799
Depreciation(2)	11,218	8,959
Other business taxes(3)	3,353	1,525
Amortization of acquisition-related intangible assets(4)	61,633	21,217
Share-based compensation(5)	7,325	4,246
Acquisition, restructuring and exit costs(6)	104,150	1,735
Debt issuance costs(7)	4,628	3,385
Adjusted EBITDA	$682,851	$475,622

	Year Ended December 31,
(in thousands)	2025	2024
Reconciliation of non-GAAP financial measures:
Net income (GAAP)	$330,062	$288,864
Adjustments to reflect the operating performance of the Company:
i. Other business taxes(3)	3,353	1,525
ii. Amortization of acquisition-related intangible assets(4)	61,633	21,217
iii. Share-based compensation(5)	7,325	4,246
iv. Acquisition, restructuring and exit costs(6)	104,150	1,735
v. Debt issuance costs(7)	4,628	3,385
Tax effect of above adjustments(8)	(38,576)	(8,028)
Adjusted Net Income	$472,575	$312,944
Tax benefit of goodwill and acquired intangibles(9)	$41,370	$40,171

Weighted average number of shares outstanding - diluted (GAAP)	66,376	65,928
Weighted average number of shares outstanding - diluted (Non-GAAP)(10)	80,524	65,928
Adjusted net income with tax benefit per share	$6.38	$5.36

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
(10)
The Company includes participating securities in its computation of adjusted earnings per diluted share, including shares of series A Non-Voting Convertible Preferred stock for the year ended December 31, 2025.

The following table presents the components of acquisition, restructuring and exit costs for the periods indicated:

	Year Ended December 31,
(in thousands)	2025	2024
Acquisition-related costs	$35,479	$11,285
Change in value of consideration payable for acquisition of business	11,403	2,694
Restructuring and integration costs	29,674	1,411
Personnel compensation and benefits	27,594	(13,655)
Total acquisition, restructuring and exit costs	$104,150	$1,735

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

The following table presents our liquidity position as of December 31, 2025 and 2024:

	December 31,
(in thousands)	2025	2024
Cash and cash equivalents(1)	$163,690	$126,731
Accounts and other receivables(2)	181,141	100,667
Undrawn commitment on revolving credit facility(3)	100,000	100,000
Accounts and other payables(4)	(158,742)	(109,599)

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
(3)
The balance at December 31, 2025 represents the Company's undrawn $100.0 million revolving credit facility. The balance at December 31, 2024 represents the Company’s undrawn $99.9 million revolving credit facility and a $0.1 million standby letter of credit used as collateral for THB’s real estate location.
(4)
Accounts and other payables consist primarily of various payables related to operations, transaction costs and interest payable on the term loan, as well as accrued compensation and benefits.

Excludes $39.3 million and $62.7 million at December 31, 2025 and 2024, respectively, related to the estimated fair value of the contingent consideration that is expected to be paid over the next twelve month period resulting from the WestEnd Acquisition.

2019 Credit Agreement

Since 2019, the Company is a party to a credit agreement (the "2019 Credit Agreement"), which includes both a revolving credit facility (the “Revolving Facility”) with aggregate commitments of $100.0 million (with a $10.0 million sub-limit for the issuance of letters of credit) and a term loan with an aggregate principal amount of $1.1 billion (the “2019 Term Loans”). Since originally entering the 2019 Credit Agreement, the Company has entered into various amendments to extend maturities, modify interest rates and modify other terms. Key provisions of the 2019 Credit Agreement and the nature of recent amendments are described below.

Fifth Amendment

On June 7, 2024, the Company entered into the Fifth Amendment to the 2019 Credit Agreement (the "Fifth Amendment"), extending the maturity date of the $100.0 million Revolving Facility from July 1, 2024 to March 31, 2026, and decreasing the drawn interest rate margin by 0.50% per annum. The Revolving Facility otherwise remained subject to substantially the same terms as those set forth in the 2019 Credit Agreement. The Company incurred $1.0 million in upfront fees, arranger fees and other third party costs related to the Fifth

Amendment to the 2019 Credit Agreement, which were recorded to revolving credit facility debt issuance cost in other assets.

On July 1, 2024, the Company executed an agency succession agreement, by and among Barclays Bank PLC as the resigning administrative agent and collateral agent under the 2019 Credit Agreement and Royal Bank of Canada, as the successor administrative agent and collateral agent.

Sixth Amendment

On September 23, 2025, the Company entered into the Sixth Amendment to the 2019 Credit Agreement (the “Sixth Amendment”), among the Company, the other loan parties party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent, which amended the Credit Agreement dated as of July 1, 2019 (as amended through the Fifth Amendment, the “Existing Credit Agreement”), among the Company, the other loan parties party thereto from time to time, Bank of America, N.A, as administrative agent and collateral agent, and the lenders party thereto from time to time.

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

The 2019 Credit Agreement contains customary affirmative and negative covenants, including covenants that affect, among other things, the ability of the first lien leverage ratio, measured as of the last day of each fiscal quarter on which outstanding borrowings under the revolving credit facility exceed 35.0% of the commitments thereunder (excluding certain letters of credit), of no greater than 4.00 to 1.00. As of December 31, 2025 and 2024, there were no outstanding borrowings under the revolving credit facility and the Company was in compliance with its financial performance covenant.

Contingent Consideration

At December 31, 2025 and 2024, the Company had $87.6 million and $139.9 million, respectively, in contingent consideration that is estimated to be payable over the next one to two years resulting from the WestEnd Acquisition. For the years ended December 31, 2025 and 2024, the Company recorded an increase of $11.4 million and $2.7 million, respectively in contingent payment liabilities associated WestEnd Acquisition, which is included in consideration payable for acquisition of business in the Consolidated Balance Sheets.

Advertising and Marketing Costs

In 2022, the Company entered into a long-term partnership with Spurs Sports & Entertainment and executed naming rights and partnership agreements for the team’s new performance center. The agreements, which end in 2033, grant the Company exclusive naming rights, sponsorship, signage, advertising and other promotional rights and benefits for the new performance center.

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

Capital Requirements

VCS is a registered broker‑dealer subject to the Uniform Net Capital requirements under the Exchange Act, which requires maintenance of certain minimum net capital levels. In addition, we have certain non‑U.S. subsidiaries that have minimum capital requirements. As a result, such subsidiaries of our Company may be restricted in their ability to transfer cash to their parents. VCS and our non‑U.S. subsidiaries were in compliance with these requirements as of and for the years ended December 31, 2025 and 2024.

Cash Flows – The following table is derived from our Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
(in thousands)	2025	2024
Net cash provided by operating activities	$385,485	$339,979
Net cash provided by (used in) investing activities	76,576	(3,979)
Net cash used in financing activities	(425,484)	(332,763)

Operating Activities

Cash provided by operating activities was $385.5 million in 2025, compared to $340.0 million in 2024. The $45.5 million increase in cash provided by operating activities was due to the combination of a $41.2 million increase in net income and $76.6 million increase in non-cash items partially offset by a $72.3 million decrease in working capital.

Investing Activities

Cash provided by investing activities was $76.6 million in 2025 compared to cash used in investing activities of $4.0 million in 2024. For the year ended December 31, 2025, cash provided by investing activities was primarily due to the combination of $53.6 million of cash acquired from acquisition and $27.1 million of cash provided by net purchases and sales of deferred compensation plan investments.

Financing Activities

Cash used in financing activities increased $92.7 million to $425.5 million in 2025 from $332.8 million in 2024. The increase was primarily due to payment of consideration for acquisition, repurchases of Common Stock, payment of dividends and payment of taxes related to settlement of equity awards of $63.7 million, $195.6 million, $157.0 million, and $13.0 million, respectively, during 2025.

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with GAAP is based on the selection and application of accounting policies that require us to make significant estimates and assumptions that in certain circumstances affect amounts reported in the audited consolidated financial statements. In preparing these financial statements, our estimates and judgments are based on historical experience, information from third-party valuation professionals and various other assumptions, giving due consideration to materiality. We consider the accounting policy discussed below to be critical to the understanding of our consolidated financial statements. Actual results could differ from our estimates and assumptions, and any such difference could be material to our consolidated financial statements. This significant accounting policy is described more fully in Note 2, Accounting Policies, to the audited consolidated financial statements.

Contingent Consideration Payable for Acquisition of Business – We recognize and measure contingent consideration liabilities at fair value as of the acquisition date using an option pricing model and Monte Carlo simulation. These valuations require significant estimates and judgments related to the net revenue 5 year average annual growth rate, market price of risk adjustment for revenue (continuous), revenue volatility and discount rate. The fair value of contingent consideration liabilities is remeasured at each reporting period, generally using the same methodology used to determine the acquisition date fair value. We typically utilize an independent valuation expert to assist with these valuations. Any change in the fair value estimate subsequent to the acquisition date is recorded in the earnings of that period. As of December 31, 2025, the fair value of the contingent consideration payable was $87.6 million.

Goodwill and Intangible Assets – The Company accounts for business combinations under the acquisition method of accounting and allocates the purchase price to the assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. Any purchase consideration in excess of the fair value of net assets acquired is recorded as goodwill. The Company determines fair value of the tangible and identifiable intangible assets acquired and liabilities assumed, using the best available information which incorporates various estimates and assumptions, including, but not limited to, future expected cash flows, useful lives, and discount rates. These estimates are based on historical data, internal estimates, and external sources. Unanticipated events may affect the validity of these assumptions.

In 2025, the Company recorded $254.1 million of goodwill, $966.0 million of indefinite-lived intangible assets and $312.0 million of definite-lived intangible assets resulting from the Amundi US acquisition. The fair value of the intangible assets was determined based on the Multi-Period Excess Earning Method, which required applying significant assumptions including the discount rate, revenue projections, long-term growth rate, AUM growth and estimated useful life. While the Company believes these assumptions to be reasonable and appropriate, changes in these estimates could result in different fair value amounts.

Goodwill - Goodwill represents the excess cost of the acquisition over the fair value of net assets acquired in a business combination. Goodwill impairment testing is performed at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For goodwill impairment testing purposes, the Company has determined that there is one reporting unit. The Company conducted its annual impairment assessment as of October 1, 2025, and no impairment was identified. For purposes of this assessment, management considered various qualitative factors including, but not limited to, certain indicators of fair value (e.g., market capitalization and market multiples for asset managers) and determined that it was more likely than not that the fair value of the reporting unit was greater than its carrying value. As of December 31, 2025, the carrying value of goodwill was $1,235.9 million.

Indefinite-lived intangible assets - Indefinite‑lived intangible assets include trade names and contracts for fund advisory, distribution and transfer agent services. The Company conducted its annual impairment assessment as of October 1, 2025 using a qualitative approach, which required weighing positive and negative evidence across various factors to determine whether it is more likely than not that the asset is impaired, and no impairment was identified. Additionally, management periodically reassesses whether events or circumstances continue to support an indefinite useful life. Key indicators monitored by management in the assessment include significant declines in managed assets, changes to applicable legal, regulatory or contractual provisions and reductions in underlying operating cash flows. As of December 31, 2025, the carrying value of indefinite-lived intangible assets was $2,095.8 million.

Definite-lived intangible assets - Definite-lived intangible assets include customer relationships, fund advisory contracts and trade names that are expected to contribute to the future cash flows of the Company for a specified period of time. Definite-lived intangible assets are amortized on a straight-line basis over their remaining expected useful lives. Management periodically evaluates the remaining useful lives and carrying value of the intangible assets to determine whether events and circumstances indicate that a change in the useful life or impairment in value may have occurred. Indicators of impairment monitored by management include a decline in the level of managed assets, changes to applicable contractual provisions and reductions in underlying operating cash flows. As of December 31, 2025, the carrying value of definite-lived intangible assets was $381.8 million.

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

The value of our AUM was approximately $314 billion at December 31, 2025. A 10% increase or decrease in the value of our AUM, if proportionately distributed over all of our strategies, products and client relationships, would cause an annualized increase or decrease in our revenues of approximately $153.9 million at our weighted-average fee rate of 49 basis points for the year ended December 31, 2025. Because of declining fee rates from larger relationships and differences in our fee rates across investment strategies, a change in the composition of our AUM, in particular, an increase in the proportion of our total AUM attributable to strategies, clients or relationships with lower effective fee rates, could have a material negative impact on our overall weighted-average fee rate. The same 10% increase or decrease in the value of our total AUM, if attributed entirely to a proportionate increase or decrease in the AUM of the Victory Funds to which we provide a range of services in addition to those provided to institutional separate accounts, would cause an annualized increase or decrease in our revenues of approximately $191.5 million at the Victory Funds’ aggregate weighted-average fee rate of 61 basis points for the year ended December 31, 2025. If the same 10% increase or decrease in the value of our total AUM was attributable entirely to a proportionate increase or decrease in the assets of our institutional separate accounts, it would cause an annualized increase or decrease in our revenues of approximately $94.2 million at the weighted-average fee rate across all of our institutional separate accounts of 30 basis points for the year ended December 31, 2025.

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

We have not adopted a corporate-level risk management policy to manage this exchange rate risk. Assuming 10% of our AUM are invested in securities denominated in currencies other than the U.S. dollar and excluding the impact of any hedging arrangement, a 10% increase or decrease in the value of the U.S. dollar would decrease or increase the fair value of our AUM by approximately $3.1 billion, which would cause an annualized increase or decrease in revenues of approximately $15.0 million at our weighted-average fee rate for the business of 49 basis points for the year ended December 31, 2025.

Interest Rate Risk – Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. On March 27, 2020, the Company executed the Swap, a floating-to-fixed interest rate swap transaction, to effectively fix the interest rate at 3.465% on $450 million of its outstanding Term Loan through the Term Loan maturity date of July 2026. On February 18, 2021, pursuant to the Second Amendment, the Company lowered the spread on the Term Loan by 0.25% resulting in a new fixed rate of 3.215% on the $450 million of Term Loan subject to the Swap. On September 26, 2022, the Company and the Swap counterparty executed an amendment to the Swap to update LIBOR conventions to SOFR conventions and to modify the fixed rate for the change from three-month LIBOR to three-month Term SOFR effective on October 6, 2022. On October 30, 2023, the Company decided to monetize the gain on the Swap and entered into an agreement to terminate the Swap, which was effective on October 30, 2023. Refer to Note 12, Derivatives, for further information on the Swap. At December 31, 2025, we were exposed to interest rate risk as a result of the amounts outstanding under the 2019 Credit Agreement, as amended. Refer to Note 11, Debt, for a description of the amounts outstanding as of such date and the applicable interest rate.

Item 8. Financial Information and Supplementary Data.

Victory Capital Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31,
	2025	2024
Assets
Cash and cash equivalents	$163,690	$126,731
Investment management fees receivable	150,512	83,307
Fund administration and distribution fees receivable	25,861	16,014
Other receivables	4,768	1,346
Prepaid expenses	16,071	8,634
Investments in proprietary funds, at fair value	636	605
Deferred compensation plan investments, at fair value	98,758	34,608
Property and equipment, net	23,833	11,874
Goodwill	1,235,940	981,805
Other intangible assets, net	2,477,617	1,260,614
Other assets	50,164	22,053
Total assets	$4,247,850	$2,547,591

Liabilities and stockholders' equity
Accounts payable and accrued expenses	$72,387	$57,951
Accrued compensation and benefits	86,355	51,648
Consideration payable for acquisition of business	87,564	139,894
Deferred compensation plan liability	80,636	34,608
Deferred tax liability, net	479,792	157,120
Other liabilities	46,373	20,871
Long-term debt, net	970,014	963,862
Total liabilities	1,823,121	1,425,954
Commitments and contingencies (Note 21)
Stockholders' equity
Common stock, $0.01 par value per share: 2025 - 600,000 shares authorized, 87,867 shares issued and 64,150 shares outstanding; 2024 - 600,000 shares authorized, 83,948 shares issued and 63,653 shares outstanding	879	839
Preferred stock, $0.01 par value per share: 2025 - 100,000 shares authorized, 19,937 shares issued and outstanding; 2024 - 100,000 shares authorized, no shares issued and outstanding	199	—
Additional paid-in capital	2,102,938	752,371
Treasury stock, at cost: 2025 - 23,717 shares; 2024 - 20,295 shares	(786,008)	(574,856)
Accumulated other comprehensive income	9,020	18,683
Retained earnings	1,097,701	924,600
Total stockholders' equity	2,424,729	1,121,637
Total liabilities and stockholders' equity	$4,247,850	$2,547,591

The accompanying notes are an integral part of the consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenue
Investment management fees	$1,045,469	$704,583	$640,876
Fund administration and distribution fees	260,662	188,894	180,152
Total revenue	1,306,131	893,477	821,028

Expenses
Personnel compensation and benefits	362,991	217,214	220,992
Distribution and other asset-based expenses	231,991	146,489	149,596
General and administrative	83,319	56,694	56,287
Depreciation and amortization	72,851	30,176	41,647
Change in value of consideration payable for acquisition of business	11,403	2,694	23,236
Acquisition-related costs	35,479	11,285	217
Restructuring and integration costs	29,674	1,411	595
Total operating expenses	827,708	465,963	492,570

Income from operations	478,423	427,514	328,458

Other income (expense)
Interest income and other income (expense)	15,298	10,441	8,732
Interest expense and other financing costs	(54,787)	(63,836)	(61,282)
Loss on debt extinguishment	(614)	(363)	—
Total other income (expense), net	(40,103)	(53,758)	(52,550)

Income before income taxes	438,320	373,756	275,908

Income tax expense	(108,258)	(84,892)	(62,751)

Net income	$330,062	$288,864	$213,157
Preferred stock dividends	(29,138)	—	—
Net income attributable to preferred stockholders	(30,773)	—	—
Net income attributable to common shareholders	$270,151	$288,864	$213,157

Earnings per share of common stock
Basic	$4.13	$4.47	$3.22
Diluted	$4.08	$4.38	$3.12

Weighted average number of shares outstanding
Basic	65,439	64,607	66,202
Diluted	66,376	65,928	68,214

Dividends declared per share of common stock	$1.94	$1.555	$1.28

The accompanying notes are an integral part of the consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net income	$330,062	$288,864	$213,157

Other comprehensive income (loss), net of tax
Net unrealized income (loss) on cash flow hedges	—	—	(1,970)
Net amortization of deferred gain on terminated cash flow hedges	(9,929)	(12,607)	(2,184)
Net unrealized income (loss) on foreign currency translation	266	(38)	40
Total other comprehensive income (loss), net of tax	(9,663)	(12,645)	(4,114)

Comprehensive income	$320,399	$276,219	$209,043

The accompanying notes are an integral part of the consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

(in thousands)

	Shares			Stockholders' Equity
								Accumulated
							Additional	Other
	Preferred Stock	Common Stock	Treasury Stock	Preferred Stock	Common Stock	Treasury Stock	Paid-In Capital	Comprehensive Income (Loss)	Retained Earnings	Total
Balance, December 31, 2022	—	80,528	(13,203)	$-	$805	$(285,425)	$705,466	$35,442	$609,122	$1,065,410
Issuance of common stock	—	9	—	-	-	—	253	—	—	253
Repurchase of shares	—	—	(4,161)	-	-	(134,506)	—	—	—	(134,506)
Shares withheld related to net settlement of equity awards	—	—	(786)	-	-	(24,355)	—	—	—	(24,355)
Vesting of restricted share grants	—	786	—	-	8	—	(8)	—	—	—
Exercise of options	—	1,081	—	-	11	—	6,024	—	—	6,035
Other comprehensive loss	—	—	—	-	-	—	—	(4,114)	—	(4,114)
Share-based compensation	—	—	—	-	-	—	16,548	—	—	16,548
Dividends declared	—	—	—	-	-	—	—	—	(85,427)	(85,427)
Net income	—	—	—	-	-	—	—	—	213,157	213,157
Balance, December 31, 2023	—	82,404	(18,150)	$-	$824	$(444,286)	$728,283	$31,328	$736,852	$1,053,001
Issuance of common stock	—	7	—	-	-	—	291	—	—	291
Repurchase of shares	—	—	(1,403)	-	-	(95,826)	—	—	—	(95,826)
Shares withheld related to net settlement of equity awards	—	—	(742)	-	-	(34,744)	—	—	—	(34,744)
Vesting of restricted share grants	—	462	—	-	4	—	(4)	—	—	—
Exercise of options	—	1,075	—	-	11	—	8,581	—	—	8,592
Other comprehensive loss	—	—	—	-	-	—	—	(12,645)	—	(12,645)
Share-based compensation	—	—	—	-	-	—	15,220	—	—	15,220
Dividends declared	—	—	—	-	-	—	—	—	(101,116)	(101,116)
Net income	—	—	—	-	-	—	—	—	288,864	288,864
Balance, December 31, 2024	—	83,948	(20,295)	$-	$839	$(574,856)	$752,371	$18,683	$924,600	$1,121,637
Issuance of common stock	—	4	—	-	-	—	620	—	—	620
Repurchase of shares	—	—	(2,922)	-	-	(195,617)	—	—	—	(195,617)
Shares withheld related to net settlement of equity awards	—	—	(217)	-	-	(12,993)	—	—	—	(12,993)
Vesting of restricted share grants	—	441	—	-	5	—	(5)	—	—	—
Exercise of options	—	137	—	-	2	—	1,218	—	—	1,220
Other comprehensive loss	—	—	—	-	-	—	—	(9,663)	—	(9,663)
Share-based compensation	—	—	—	-	-	—	20,443	—	—	20,443
Issuance of stock in connection with the acquisition of Amundi US(1)	19,742	3,293	—	197	33	—	1,328,109	—	—	1,328,339
Forfeiture of stock in connection with the acquisition of Amundi US(2)	(44)	44	(44)	-	-	(2,542)	184	—	—	(2,358)
Conversion of common stock to preferred stock(3)	239	—	(239)	2	—	—	(2)	—		—
Dividends declared	—	—	—	-	-	—	—	—	(156,961)	(156,961)
Net income	—	—	—	-	-	—	—	—	330,062	330,062
Balance, December 31, 2025	19,937	87,867	(23,717)	$199	$879	$(786,008)	$2,102,938	$9,020	$1,097,701	$2,424,729

1) During the second quarter of 2025, in exchange for the contribution of all the shares of the Amundi US to the Company, the Company issued to Amundi 3,293,471 newly issued shares of Common Stock, representing 4.9% of the number of issued and outstanding shares of Common Stock after giving effect to such issuance, and 19,742,300 newly issued shares of Preferred stock, which, together with the shares of Common stock issued to Amundi represented in the aggregate 26.1% of the Company’s fully diluted shares after giving effect to such share issuances. The Preferred stock issued to Amundi includes 14,305,982 shares issued on April 1, 2025 and 5,436,318 shares issued on May 23, 2025 as a true up payment in respect of client consents obtained in the 30 days following the Closing.

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

Victory Capital Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net income	$330,062	$288,864	$213,157
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	34,253	32,516	21,539
Depreciation and amortization	72,851	30,176	41,647
Deferred financing costs, accretion expense and derivative gains/losses	(9,551)	(12,393)	1,454
Share-based and deferred compensation	46,389	20,089	21,543
Change in fair value of contingent consideration obligations	11,403	2,694	23,236
Unrealized (appreciation) on investments	(7,207)	(706)	(1,868)
Noncash lease expense	592	—	—
Loss on debt extinguishment	614	363	—
Changes in operating assets and liabilities:
Investment management fees receivable	(40,918)	(11,419)	(3,541)
Fund administration and distribution fees receivable	(9,847)	(1,776)	141
Other receivables	14,573	76	(266)
Prepaid expenses	(1,762)	(2,849)	316
Other assets	620	(733)	47,540
Accounts payable and accrued expenses	(17,754)	1,530	5,666
Accrued compensation and benefits	(13,739)	(4,390)	(2,880)
Deferred compensation plan liability	(25,865)	(1,534)	(523)
Other liabilities	771	(529)	(434)
Payment of consideration for acquisition	—	—	(36,436)
Net cash provided by operating activities	385,485	339,979	330,291

Cash flows from investing activities
Purchases of property and equipment	(4,157)	(1,278)	(5,169)
Purchases of deferred compensation plan investments	(47,567)	(13,307)	(13,805)
Sales of deferred compensation plan investments	74,710	10,643	11,147
Purchases of proprietary funds	(189)	(74)	(46)
Sales of proprietary funds	167	37	32
Cash acquired from acquisition	53,612	—	—
Net cash provided by (used in) investing activities	76,576	(3,979)	(7,841)

Cash flows from financing activities
Issuance of common stock	1,840	8,883	6,288
Repurchase of common stock	(195,617)	(103,578)	(139,299)
Payments for withholding taxes for stock-based compensation awards	(12,993)	(26,409)	(18,694)
Payment of debt financing fees	(870)	(1,024)	—
Payments of long-term senior debt	(238,287)	(29,519)	—
Proceeds from long-term senior debt	241,137	—	—
Payment of dividends	(156,961)	(101,116)	(85,427)
Payment of consideration for acquisition	(63,733)	(80,000)	—
Net cash (used in) financing activities	(425,484)	(332,763)	(237,132)

Effect of changes of foreign exchange rate on cash and cash equivalents	382	(53)	58

Net increase in cash and cash equivalents	36,959	3,184	85,376
Cash and cash equivalents, beginning of period	126,731	123,547	38,171
Cash and cash equivalents, end of period	$163,690	$126,731	$123,547

Supplemental cash flow information
Cash paid for interest	$79,672	$78,683	$70,685
Cash paid for income taxes	72,885	52,253	38,690
Noncash items
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$720	$14,519	$—
Non-cash investing and financing activities:
Issuance of 3.3 million shares of Common stock and 19.7 million shares of Preferred stock in connection with the acquisition of Amundi US	$1,325,981	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1. Organization and Nature of Business

Victory Capital Holdings, Inc., a Delaware corporation (along with its wholly-owned subsidiaries, collectively referred to as the “Company,” “Victory,” or in the first-person notations of “we,” “us,” and “our”), provides specialized investment strategies to institutions, intermediaries, retirement platforms and individual investors. With multiple autonomous Investment Franchises and a Solutions Platform, the Company offers a wide array of investment products, including actively and passively managed mutual funds, rules-based and active exchange traded funds (“ETFs”), institutional separate accounts, variable insurance products (“VIPs”), alternative investments, private closed end funds, and a 529 Education Savings Plan. The Company’s strategies are also offered through third-party investment products, including mutual funds, third-party ETF model strategies, retail separately managed accounts (“SMAs”) and unified managed accounts (“UMAs”) through wrap account programs, Collective Investment Trusts (“CITs”), undertakings for the collective investment in transferable securities (“UCITS"), and other pooled vehicles.

Victory Capital Management Inc. ("VCM"), a wholly-owned subsidiary of the Company, is a registered investment adviser and provides mutual fund administrative services for the Victory Portfolios, Victory Variable Insurance Funds, the mutual fund series of the Victory Portfolios II, Victory Portfolios III, and Victory Portfolios IV (collectively, the “Victory Funds”), a family of open-end mutual funds, and the VictoryShares (the Company’s ETF brand). Additionally, VCM employs all of the Company’s United States investment professionals across its Franchises and Solutions, which are not separate legal entities.

Victory Capital Services Inc. ("VCS"), a wholly-owned subsidiary of the Company, is registered with the SEC as an introducing broker-dealer and serves as distributor and underwriter for the Victory Funds, VictoryShares and a 529 Education Savings Plan. VCS is also the placement agent for certain private funds managed by VCM. Victory Capital Transfer Agency, Inc. ("VCTA"), a wholly-owned subsidiary of Victory Capital Holdings, is registered with the SEC as a transfer agent for the Victory Funds III.

WestEnd Advisors, LLC ("WestEnd") is an ETF strategist adviser that provides financial advisers with a turnkey, core model allocation strategy for either a holistic solution or complementary source of alpha. WestEnd is a wholly-owned subsidiary of Victory Capital Holdings, Inc. and is the Company's second registered investment adviser.

On July 8, 2024, the Company, Amundi Asset Management S.A.S ("Amundi"), and, solely for certain provisions thereof, Amundi S.A., (“Amundi Parent,” and together with Amundi, the “Amundi Parties”) entered into the Contribution Agreement (the “Contribution Agreement”) to combine Amundi’s U.S. business ("Amundi US"), into the Company. On April 1, 2025, (the "Closing"), the Company completed the acquisition and reintroduced the brand Pioneer Investments ("Pioneer" or "Pioneer Investments") for the acquired business and investment products. VCM serves as the investment adviser and provides mutual fund administration services for certain Pioneer mutual funds under Victory Portfolios IV and Victory Variable Insurance Funds II. VCS serves as the distributor to Victory Portfolios IV and Victory Variable Insurance Funds II. Refer to Note 4, Acquisitions, for further details related to the acquisition.

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

The Company’s involvement with non‑consolidated sponsored investment funds that are considered VIEs include providing investment advisory, fund administration, fund compliance, fund transfer agent, fund distribution services and other management services and/or holding a minority interest. The Company has not provided financial support to these entities outside the ordinary course of business, which includes assuming operating expenses of funds for competitive or contractual reasons through fee waivers and fund expense reimbursements. The Company does not consolidate the sponsored investment funds in which it has an equity investment as it holds a minority interest, does not direct significant activities of these funds and does not have the right to receive benefits nor the obligation to absorb losses that could potentially be significant to these funds. Refer to Note 6, Related Party Transactions, for additional information regarding the Company's investments in and maximum risk of loss related to unconsolidated sponsored VIE investment funds.

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

Also included in distribution and other asset‑based expenses are middle office expenses. Middle office expenses are accrued on a monthly basis and vary with changes in mutual funds, institutional and wrap separate account AUM levels, the number of accounts and volume of account transaction activity.

Restructuring and Integration Costs

In connection with business combinations, asset purchases and changes in business strategy, the Company incurs costs integrating investment platforms, products and personnel into existing systems, processes and service provider arrangements and restructuring the business to capture operating expense synergies.

These costs include severance‑related expenses related to one‑time benefit arrangements, contract termination costs, and other compensation-related expenses. A liability for restructuring costs is recognized only after management has developed a formal plan to which it has committed. The costs included in the restructuring liability are those costs that are either incremental or incurred as a direct result of the plan or are the result of a continuing contractual obligation with no continuing economic benefit to the Company and include penalties incurred to cancel the contractual obligation. Severance expense is recorded when management has committed to a plan for a reduction in workforce, the plan has been communicated to employees and it is unlikely that there will be significant changes to the plan.

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

Investment Management Fees Receivable and Fund Administration and Distribution Fees Receivable

Investment management fees receivable includes investment management fees due from the Victory Funds, the VictoryShares and other pooled funds sponsored by Victory and investment management fees due from non-affiliated parties. Fund administration and distribution fees receivable include administration, compliance and distribution fees due from the Victory Funds and the VictoryShares and transfer agent fees due from the Victory Portfolios III and sub-transfer agent fees due from the Victory Funds.

Provision for credit losses on these receivables is made in amounts required to maintain an adequate allowance to cover anticipated losses. All investment management fees receivable and fund administration and distribution fees receivable were determined to be collectible as of December 31, 2025, 2024 and 2023, and accordingly, no reserve for credit losses and no provision for credit losses were recognized as of and for the years ended December 31, 2025, 2024 and 2023.

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

The Company periodically reviews each individual security that is in an unrealized loss position to determine if the impairment is other‑than‑temporary. Factors that are considered in determining whether other‑than‑temporary declines in value have occurred include the severity and duration of the unrealized loss and the Company’s ability and intent to hold the security for a length of time sufficient to allow for recovery of such unrealized losses. Impairment charges are recorded in other income (expense) in the Consolidated Statements of Operations. No impairments were recognized as a result of such review in the years ended December 31, 2025, 2024 and 2023.

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

The Company recognizes all derivatives on the balance sheet at fair value. If the derivative is designated and effective as a cash flow hedge, changes in the fair value of the derivative are recognized in accumulated other comprehensive income, a component of stockholders’ equity, until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value, if any, is recognized in earnings immediately. If a derivative is not a hedge, changes in its fair value are adjusted through the income statement. Refer to Note 12, Derivatives, for further information of the Company's interest rate swap.

Property and Equipment

Property and equipment is recorded at cost less accumulated depreciation. Depreciation and amortization is computed using the straight‑line method over the estimated useful lives of the related assets, generally three to ten years. Improvements to leased property are amortized on a straight‑line basis over the lesser of the useful life of the improvements or the term of the applicable lease. Property and equipment are evaluated for impairment on an ongoing basis whenever events or circumstances indicate that the carrying value may not be recoverable.

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

Capitalized Service Contract Implementation Costs

The Company follows the internal-use software guidance in ASC 350-40 to determine for hosting arrangements that are service contracts, which implementation costs to capitalize as assets. Costs incurred in the software application development stage such as customization, integration with Company software, coding and configuration are capitalized. Costs incurred in the preliminary project and post-implementation stages are expensed as incurred.

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

Segment Reporting

The Company operates in one operating and reportable segment that provides investment management services and products to institutional, intermediary, retirement platforms and individual investors. Our determination that we have one operating segment is based on the fact that the Chief Operating Decision Maker

("CODM") reviews the Company's financial performance on an aggregate level. Refer to Note 19, Segment Reporting, for further information.

Goodwill and Intangible Assets

Goodwill represents the excess cost of the acquisition over the fair value of net assets acquired in a business combination. For goodwill impairment testing purposes, the Company has determined that there is only one reporting unit.

The Company conducts the annual impairment assessment as of October 1st, or more frequently if facts and circumstances indicate that goodwill may be impaired. The Company uses a qualitative approach to test for potential impairment of goodwill and considers such factors as macroeconomic trends, market capitalization, and book value.

Intangible assets consists of indefinite-lived intangible assets and definite-lived intangible assets acquired in a business acquisition. Indefinite-lived intangible assets are also subject to an annual impairment assessment as of October 1st, or as events occur or circumstances change that indicate the assets may be impaired. Indefinite‑lived intangible assets include trade names and contracts for fund advisory, distribution and transfer agent services where the Company expects to, and has the ability to, continue to manage these funds indefinitely, the contracts have annual renewal provisions, and there is a high likelihood of continued renewal based on historical experience. Trade names are considered indefinite‑lived intangible assets when they are expected to generate cash flows indefinitely.

Definite‑lived intangible assets represent the value of acquired customer relationships in or with institutional separate accounts, collective funds, intermediary wrap separate account (wrap SMA), unified managed account/model (UMA) intermediaries, UCITS and private funds. Definite‑lived intangible assets also include intellectual property, advisory contracts that do not have a sufficient history of annual renewal, definite-lived trade name assets, lease-related assets and non‑competition agreements. The Company amortizes definite‑lived identifiable intangible assets on a straight‑line basis over its estimated useful life. Definite-lived intangible assets are evaluated for impairment on an ongoing basis whenever events or circumstances indicate that the carrying value of the definite-lived intangible asset may not be recoverable.

Advertising and Marketing Costs

During 2022, the Company entered into a long-term partnership with Spurs Sports & Entertainment and executed naming rights and partnership agreements for the team’s new performance center. The agreements, which end in 2033, grant the Company exclusive naming rights, sponsorship, signage, advertising and other promotional rights and benefits for the new performance center.

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

Treasury Stock

Acquisitions of treasury stock are recorded at cost as of settlement date. Treasury stock held is reported as a deduction from stockholders' equity in the Consolidated Balance Sheets. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock on a specific‑identification basis. Additional paid‑in capital from treasury stock transactions is increased as the Company reissues treasury stock for more than the cost of the shares. If the Company issues treasury stock for less than its cost, additional paid‑in capital from treasury stock transactions is reduced to no less than zero. Once this account is at zero, any further required reductions are recorded to retained earnings in the Consolidated Balance Sheets.

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

Foreign Currency Transactions

The financial statements of the Company’s subsidiaries which operate outside of the U.S. are measured using the local currency as the functional currency. Adjustments to translate those statements into U.S. dollars are recorded in other comprehensive income (loss), which were immaterial in amount as of December 31, 2025, 2024 and 2023.

Transactions denominated in currencies other than the functional currency are recorded using the exchange rate on the date of the transaction. Exchange differences arising on the settlement of financial assets and liabilities are recorded in other income (expense) in the Consolidated Statements of Operations. Foreign exchange gains and losses for the years ended December 31, 2025, 2024 and 2023 were immaterial.

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

Contingent Payment Arrangements

The Company periodically enters into contingent payment arrangements in connection with its business combinations. Liabilities under contingent payment arrangements are recorded in consideration payable for acquisition of business in the Consolidated Balance Sheets. In contingent payment arrangements, the Company agrees to pay additional consideration to the sellers based on future performance, such as future net revenue levels. The Company estimates the fair value of these potential future obligations at the time a business combination is consummated and records a liability in the Consolidated Balance Sheets at estimated fair value.

Contingent payment obligations are remeasured at fair value each reporting date taking into consideration changes in expected payments, and the change in fair value is recorded in the current period as a gain or loss. Gains and losses resulting from changes in the fair value of contingent payment obligations are reflected in change in value of consideration payable for acquisition of business in the Consolidated Statements of Operations. Refer to Note 5, Fair Value Measurements, for further information.

New Accounting Pronouncements

Accounting Standards Adopted in 2025

•
Income Taxes: In December 2023, the FASB issued Accounting Standards Update ("ASU") 2023-09, "Income Taxes: Improvements to Income Tax Disclosures" ("ASU 2023-09"). ASU 2023-09 revises income tax disclosures primarily related to the rate reconciliation and income taxes paid information as well as the effectiveness of certain other income tax disclosures. The new standard is effective for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 and adopted on a prospective basis. Refer to Note 10, Income Taxes, for further detail.

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
•
Internal-Use Software: In September 2025, the FASB issued ASU 2025-06, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software" ("ASU 2025-06"). ASU 2025-06 modernizes the guidance on accounting for internal-use software costs by removing references to traditional development project stages and instead requiring capitalization when management commits to funding and it is probable the project will be completed. ASU 2025-06 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact that ASU 2025-06 will have on the Company's consolidated financial statement disclosures.

NOTE 3. Revenue

In accordance with revenue recognition standard requirements, the following table disaggregates our revenue by type and product:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Investment management fees
Mutual funds (Victory Funds)	$671,243	$472,979	$440,021
ETFs (VictoryShares)	45,275	24,405	20,800
Separate accounts and other vehicles	296,554	195,975	173,433
Performance-based fees
Mutual funds (Victory Funds III & IV)	10,678	7,848	5,460
Separate accounts and other vehicles	21,719	3,376	1,162
Total investment management fees	1,045,469	704,583	640,876

Fund administration and distribution fees
Administration fees
Mutual funds (Victory Funds)	126,401	108,904	100,174
ETFs (VictoryShares)	5,053	3,368	2,881
Distribution fees
Separate accounts and other vehicles	3,259	—	—
Mutual funds (Victory Funds)	74,190	22,522	22,350
Transfer agent fees
Mutual funds (Victory Funds III)	51,759	54,100	54,747
Total fund administration and distribution fees	260,662	188,894	180,152

Total revenue	$1,306,131	$893,477	$821,028

The following table presents balances of receivables:

	December 31,
(in thousands)	2025	2024
Customer receivables
Mutual funds (Victory Funds)	$91,191	$59,247
ETFs (VictoryShares)	5,499	3,029
Separate accounts and other vehicles	80,193	37,045
Receivables from contracts with customers	176,883	99,321
Non-customer receivables	4,258	1,346
Total receivables	$181,141	$100,667

Investment management fees receivable	$150,512	$83,307
Fund administration and distribution fees receivable	25,861	16,014
Other receivables	4,768	1,346
Total receivables	$181,141	$100,667

Other receivables primarily include income and other taxes receivable and were determined to be collectible as of December 31, 2025 and 2024.

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

Purchase Price Allocation

The Company accounted for the acquisition in accordance with ASC 805, Business Combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their fair values at the date of the transaction. As of the date of the filing, the final purchase price allocation is substantially complete as the Company has completed the detailed valuations and necessary calculations for post-closing adjustments. The finalization of the purchase price allocation will not extend beyond the one-year measurement period provided under ASC 805.

Total purchase price consideration was approximately $1,326 million and was settled entirely in Company shares. The excess of the purchase price over the fair value of the identified assets acquired and liabilities assumed is recognized as goodwill and was recorded in the accompanying Consolidated Balance Sheets. Goodwill related to the contribution represents cost synergies and enhancements to Victory's existing asset management business and is not deductible for tax purposes. Refer to Note 9, Goodwill and Other Intangible Assets, for further detail. The following table summarizes the purchase price allocation of assets acquired and liabilities assumed based on their fair values at the acquisition date:

(in thousands)	April 1, 2025
Cash and cash equivalents	$53,612
Receivables	45,100
Prepaid expenses	5,673
Investments, at fair value	84,095
Property and equipment, net	19,330
Goodwill	254,135
Other intangible assets	1,278,000
Other assets	34,992
Accounts payable and accrued expenses	(37,428)
Accrued compensation and benefits	(48,427)
Deferred tax liability	(291,588)
Other liabilities	(71,513)
Total purchase price consideration	$1,325,981

Financial Results

Revenue recognized by Pioneer Investments subsequent to the acquisition date of April 1, 2025 for the year ended December 31, 2025 was as follows:

Year Ended
(in millions)	December 31, 2025
Revenue	$415

Net income attributable to Pioneer Investments for the year ended December 31, 2025 is impractical to determine as the Company does not prepare discrete financial information at the franchise level.

The Company's consolidated financial statements for the year ended December 31, 2025 include operating results of the Amundi US acquired company. The following unaudited pro forma figures give effect to the contribution as if it had occurred on January 1, 2024 and combines the financial results of the Company and Amundi U.S. after adjusting primarily for amortization of intangible assets and additional fixed asset depreciation that would have been expensed assuming the fair value adjustments had been applied on January 1, 2024, net of any tax impact. This unaudited information is for illustrative purposes only and should not be relied upon as indicative of historical results that would have been obtained if the acquisition had occurred on that date, nor of the results that may be obtained in the future.

	Year Ended December 31,
(in millions)	2025	2024
Revenue	$1,432	$1,383
Net Income	322	333

Acquisition-related and other costs

Acquisition-related costs include legal fees, advisory services, mutual fund proxy voting costs and other one-time expenses related to business combinations. The Company expensed $35.5 million, $11.3 million and $0.2 million in acquisition-related costs in the years ended December 31, 2025, 2024 and 2023, respectively. These amounts are included in acquisition-related costs in the Consolidated Statements of Operations and relate primarily to the acquisition of Amundi US.

As of December 31, 2025, the Company also incurred $1.4 million of costs directly associated with the issuance of equity in connection with the acquisition of Amundi US. These costs include fees paid to attorneys, accountants, printers and other third parties and are recorded in additional paid-in capital in the Consolidated Balance Sheets.

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

The following table presents assets and liabilities measured at fair value on a recurring basis:

	As of December 31, 2025
(in thousands)	Total	Level 1	Level 2	Level 3
Financial assets
Money market fund	$132,713	$132,713	$—	$—
Investments in proprietary funds	636	636	—	—
Deferred compensation plan investments	98,758	98,758	—	—
Total financial assets	$232,107	$232,107	$—	$—
Financial liabilities
Contingent consideration arrangements	$(87,564)	$—	$—	$(87,564)
Total financial liabilities	$(87,564)	$—	$—	$(87,564)

	As of December 31, 2024
(in thousands)	Total	Level 1	Level 2	Level 3
Financial assets
Money market fund	$110,475	$110,475	$—	$—
Investments in proprietary funds	605	605	—	—
Deferred compensation plan investments	34,608	34,608	—	—
Total financial assets	$145,688	$145,688	$—	$—
Financial liabilities
Contingent consideration arrangements	$(139,894)	$—	$—	$(139,894)
Total financial liabilities	$(139,894)	$—	$—	$(139,894)

Level 1 assets consist of money market funds and open-end mutual funds. The fair values for these assets are determined utilizing quoted market prices for identical assets.

There were no transfers between any of the Level 1, 2 and 3 categories in the fair value measurement hierarchy for the years ended December 31, 2025 and 2024. The Company recognizes transfers at the end of the reporting period.

The net carrying value of accounts receivable and accounts payable approximates fair value due to the short‑term nature of these assets and liabilities. The fair value of our long-term debt as of December 31, 2025 is considered to be its carrying value as the interest rate on the bank debt is variable and approximates current market rates. As a result, Level 2 inputs are utilized to determine the fair value of our long‑term debt.

Contingent payment arrangements

WestEnd

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

During 2025, the Company paid $63.7 million in cash to sellers for the second earn-out period. During 2024, the Company paid $80.0 million in cash to sellers as a catch-up payment for the first earn-out period. The estimated fair value of the contingent consideration payable to the sellers was $87.6 million and $139.9 million as of December 31, 2025 and 2024, respectively.

For the years ended December 31, 2025, 2024 and 2023, the change in the liability was an increase of $11.4 million, $2.7 million and $14.5 million, respectively. The impact of decreasing or increasing the valuation of the contingent consideration liability is recorded in change in value of consideration payable for acquisition of business in the Consolidated Statements of Operations.

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

Significant inputs to the valuation of contingent consideration payable to sellers as of December 31, 2025, and 2024 are as follows and are approximate values:

	December 31, 2025	December 31, 2024
Net revenue 5 year average annual growth rate	11%	12%
Market price of risk adjustment for revenue (continuous)	4%	5%
Revenue volatility	20%	21%
Discount rate	6%	7%
Years remaining in earn out period	1.8 years	2.8 years
Undiscounted estimated remaining earn out payments ($ in millions)	$89 - $160	$152 - $240

The following table presents the balance of the contingent consideration arrangement liabilities at December 31, 2025, 2024 and 2023, respectively:

(in thousands)	Contingent Consideration Liabilities
Balance, December 31, 2023	$217,200
WestEnd earn-out payment	(80,000)
WestEnd change in fair value measurement	2,694
Balance, December 31, 2024	139,894
WestEnd earn-out payment	(63,733)
WestEnd change in fair value measurement	11,403
Balance, December 31, 2025	$87,564

New Energy Capital

Under the terms of the purchase agreement for New Energy Capital Partners ("NEC"), which closed during 2021, the Company will pay up to an additional $35.0 million in cash based on net revenue growth over a six-year period on the private, closed-end alternative investment funds managed by the NEC franchise ("NEC Funds"). The maximum amount of contingent payments, less any contingent payments previously paid, is due upon the occurrence of certain specified events within a five year period following the Start Date.

The Company determined that substantially all of the contingent payments payable per the NEC purchase agreement represent compensation for post-closing services. The Company records compensation expense over the estimated service period in an amount equal to the total contingent payments currently forecasted to be paid.

As of December 31, 2025 and 2024, the Company determined that the contingent payments are no longer probable of occurring and the liability for NEC contingent payments is zero.

For the year ended December 31, 2024, the net impact to the Consolidated Statements of Operations relating to the NEC contingent payment compensation expense was a decrease of $13.7 million in personnel compensation and benefits. The Company recorded $5.6 million in NEC contingent payment compensation expense for the year ended December 31, 2023, which is included in personnel compensation and benefits in the Consolidated Statements of Operations.

USAA AMCO

Under the terms of the USAA AMCO Acquisition purchase agreement, a maximum of $150.0 million in contingent payments ($37.5 million per year) was payable to sellers based on the annual revenue performance of certain assets over the first four years following the closing. In 2023, the Company paid $36.4 million in cash to sellers for the fourth and final earn out period payment, bringing total cumulative contingent payments to $148.9 million. For the year ended December 31, 2023, the impact to the Consolidated Statements of Operations relating to this contingent payment arrangement was a loss of $8.7 million recorded to change in value of consideration payable for acquisition of business.

NOTE 6. Related‑Party Transactions

The Company considers certain funds that it manages and sponsors, including the Victory Funds, the VictoryShares, collective trust (the “Victory Collective Funds”), the NEC Funds, to be related parties as a result of its advisory relationship.

The Company receives investment management, administrative, distribution and compliance fees in accordance with contracts that VCM and VCS have with the Victory Funds, VictoryShares, and has invested a portion of its balance sheet cash in the Victory Treasury Money Market Trust and earns interest on the amount invested in this fund.

We also receive investment management fees from the Victory Collective Funds, the NEC Funds and other pooled investment vehicles under VCM’s advisory contracts with these funds. In addition, VCTA receives fees for transfer agency services under contracts with the Victory Funds III and sub-transfer agency services under contracts with the Victory Funds for member class shares.

At the Closing of the Amundi Transaction, the requisite shareholder approval was not received for certain open- and closed-end Pioneer funds. To provide continuous and uninterrupted investment advisory services to these funds following the Closing, the funds appointed VCM to act as interim investment adviser pursuant to Interim Investment Advisory Agreements. For the open-end funds, Amundi Distributor US, Inc. continued to serve as each fund’s underwriter. For the open-end funds, these arrangements terminated once the funds had obtained the requisite shareholder approval and were reorganized into newly-formed series of Victory Portfolios IV. The closed-end funds subsequently sought and obtained shareholder approval to liquidate. The last such approval occurred in August 2025.

Under the Amended and Restated Distribution and Services Agreements, Victory is entitled to a percentage of fee revenues derived from Victory’s products that Amundi distributes outside the United States, and Amundi is entitled to a percentage of fee revenues derived from Amundi’s products that Victory distributes in the United States. The Amended and Restated Distribution and Services Agreements may be terminated under certain limited circumstances. VCM also manages, as an adviser and sub-adviser for Amundi and its affiliates, worldwide.

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
•
All transactions with Amundi Distributor US, Inc., and Amundi and its subsidiaries are included in the balances below.

	As of December 31,
(in thousands)	2025	2024
Related party assets
Cash and cash equivalents	$132,713	$110,475
Receivables (investment management fees)	111,474	50,520
Receivables (fund administration and distribution fees)	25,861	16,014
Prepaid expenses	6,698	1,702
Investments (investments in proprietary funds, fair value)	636	605
Investments (deferred compensation plan investments, fair value)	97,808	34,473
Total	$375,190	$213,789

Related party liabilities
Accounts payable and accrued expenses (fund reimbursements)	$10,903	$5,889

	Year ended December 31,
(in thousands)	2025	2024	2023
Related party revenue
Investment management fees	$849,768	$533,178	$488,132
Fund administration and distribution fees	260,662	188,894	180,152
Total	$1,110,430	$722,072	$668,284

Related party expense
General and administrative	$685	$435	$506
Distribution and other asset-based expenses	3,329	308	—
Total	$4,014	$743	$506

Related party other income (expense)
Interest income and other income (expense)	$14,887	$9,728	$6,531

NOTE 7. Investments

As of December 31, 2025 and 2024, the Company had investments in proprietary funds and deferred compensation plan investments. Investments in proprietary funds consist entirely of seed capital investments in certain Victory Funds. Deferred compensation plan investments are held under deferred compensation plans and consist of investments in Victory Funds. The Company has separate deferred compensation plans acquired in connection with the Amundi US acquisition, and these plans were frozen to further participation at the Closing.

Unrealized and realized gains and losses on investments in proprietary funds and deferred compensation plan investments are recorded in earnings as interest income and other income (expense).

Investments in Proprietary Funds

The following table presents a summary of the cost and fair value of investments in proprietary funds:

		Gross Unrealized		Fair
(in thousands)	Cost	Gains	(Losses)	Value
As of December 31, 2025	$643	$42	$(49)	$636
As of December 31, 2024	621	46	(62)	605

The following table presents proceeds from sales of investments in proprietary funds and realized gains and losses recognized during the years ended December 31, 2025, 2024 and 2023:

	Sale	Realized
(in thousands)	Proceeds	Gains	(Losses)
For the Year Ended December 31, 2025	$167	$1	$—
For the Year Ended December 31, 2024	37	16	—
For the Year Ended December 31, 2023	32	4	—

Deferred Compensation Plan Investments

The following table presents a summary of the cost and fair value of deferred compensation plan investments:

		Gross Unrealized		Fair
(in thousands)	Cost	Gains	(Losses)	Value
As of December 31, 2025	$94,320	$4,843	$(405)	$98,758
As of December 31, 2024	33,224	1,802	(418)	34,608

The following table presents proceeds from sales of deferred compensation plan investments and realized gains and losses recognized during the years ended December 31, 2025, 2024 and 2023:

	Sale	Realized
	Proceeds	Gains	(Losses)
For the year ending December 31, 2025	$74,710	$1,565	$(714)
For the year ending December 31, 2024	10,643	483	(32)
For the year ending December 31, 2023	11,147	89	(440)

NOTE 8. Property and Equipment

The following table presents property and equipment as of December 31, 2025 and 2024:

	December 31,
(in thousands)	2025	2024
Equipment and implementation costs	$46,087	$41,713
Leasehold improvements	19,490	4,278
Furniture and fixtures	6,001	2,782
Total property and equipment	71,578	48,773
Accumulated depreciation and amortization	(47,745)	(36,899)
Property and equipment, net	$23,833	$11,874

Depreciation and amortization expense for property and equipment was $11.2 million, $9.0 million and $8.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.

NOTE 9. Goodwill and Other Intangible Assets

The following table presents changes in the goodwill balance for the periods ended December 31, 2025 and 2024:

	December 31,
(in thousands)	2025	2024
Balance, beginning of period	$981,805	$981,805
Goodwill recorded in Amundi US acquisition	254,135	—
Balance, end of period	$1,235,940	$981,805

There were no impairments to goodwill recognized during the years ended December 31, 2025, 2024 or 2023.

Identifiable Intangible Assets

The following table presents a summary of indefinite‑lived intangible assets by type:

	Fund Advisory, Transfer
	Agent and Distribution	Trade
(in thousands)	Contracts	Names	Totals
December 31, 2023 balance	$1,113,000	$16,800	$1,129,800
Additions or transfers	—	—	—
December 31, 2024 balance	$1,113,000	$16,800	$1,129,800
Amundi US Acquisition	949,000	17,000	966,000
December 31, 2025 balance	$2,062,000	$33,800	$2,095,800

During 2023, the Company recognized a $3.8 million impairment loss on an indefinite-lived trade name asset primarily due to changing the asset’s estimated remaining useful life. The asset was transferred to definite lived intangible assets and the remaining book value of the asset was amortized on a straight-line basis over the asset’s remaining economic life. The impairment loss was recorded in depreciation and amortization in the Consolidated Statements of Operations. There were no impairments to indefinite-lived intangible assets recognized in 2025 and 2024.

The following table presents a summary of definite‑lived intangible assets by type:

(in thousands)	Customer Relationships	Fund Advisory Contracts/Other	Trade Names	Intellectual Property/Other	Totals
Gross book value - December 31, 2024	$310,286	$—	$45,462	$7,547	$363,295
Accumulated amortization	(182,925)	—	(42,009)	(7,547)	(232,481)
Net book value - December 31, 2024	$127,361	$—	$3,453	$—	$130,814
Weighted average useful life (yrs)	6.5	—	2.3	—	6.2
Gross book value - December 31, 2025	$387,286	$247,068	$45,462	$7,547	$687,363
Accumulated amortization	(215,933)	(37,890)	(44,176)	(7,547)	(305,546)
Net book value - December 31, 2025	$171,353	$209,178	$1,286	$—	$381,817
Weighted average useful life (yrs)	4.6	6.1	0.7	—	5.2

The Company recorded $77.0 million of definite-lived intangible assets related to customer relationships with weighted average useful lives 4.4 years and $235 million of definite-lived intangible assets related to fund advisory contracts with weighted average useful lives of 6.9 years as a result of the Amundi US acquisition, which is included as a component of other intangible assets, net in the accompanying Consolidated Balance Sheets. Amortization expense for definite‑lived intangible assets for the years ended December 31, 2025, 2024 and 2023 was $61.6 million, $21.2 million and $29.0 million, respectively, and is recorded in depreciation and amortization in the Consolidated Statements of Operations. There were no impairments to definite-lived intangible assets recognized in 2025, 2024 or 2023.

The following table presents estimated amortization expense for definite‑lived intangible assets for each of the five succeeding years and thereafter:

2026	$72,340
2027	71,952
2028	70,007
2029	60,204
2030	50,779
Thereafter	56,535
Total	$381,817

NOTE 10. Income Taxes

The following table presents the provision for income taxes for the years ended December 31, 2025, 2024, and 2023:

(in thousands)	2025	2024	2023
Current tax expense (benefit):
Federal	$60,835	$41,502	$32,457
State	13,149	10,840	8,554
Foreign	21	34	201
Total current tax expense	74,005	52,376	41,212
Deferred tax expense (benefit):
Federal	36,320	26,680	17,951
State	(2,078)	5,658	3,618
Foreign	11	178	(30)
Total deferred tax expense	34,253	32,516	21,539
Income tax expense	$108,258	$84,892	$62,751

The Company adopted ASU 2023-09 on a prospective basis. As a result, the December 31, 2025 disclosure differs from December 31, 2024, and 2023.

The following table presents a reconciliation between the reported income tax expense and the amount computed by applying the U.S. federal statutory income tax rate of 21.0% to income before income taxes for the year ended December 31, 2025:

	2025
	Amount	Percent
Federal income tax at U.S. statutory rate	92,047	21.0%
State income tax rate, net of federal tax benefit(1)	8,742	2.0%
Foreign Tax Effects	30	—%
Tax Credits
Research and development tax credits	(239)	(0.1)%
Nontaxable or Nondeductible Items
Excess tax benefits on share-based compensation	(2,930)	(0.7)%
Nondeductible transaction costs	5,798	1.3%
Other	4,472	1.1%
Changes in Unrecognized Tax Benefits	(8)	—%
Other Adjustments	346	0.1%
Income tax expense	108,258	24.7%

(1)
The states and local jurisdictions that contribute to the majority (greater than 50 percent) of the tax effect in this category include New York state and city, California, Pennsylvania, and New Jersey.

The following table presents the tax rates for the years ended December 31, 2024, and 2023.

	2024	2023
Federal income tax at U.S. statutory rate	21.0%	21.0%
State income tax rate, net of federal tax benefit	3.3%	3.3%
Excess tax benefits on share-based compensation	(2.4)%	(2.3)%
Foreign taxes and other	0.8%	0.7%
Income tax expense	22.7%	22.7%

The effective tax rate for the years ended December 31, 2025, 2024 and 2023 differs from the United States federal statutory rate primarily because of state and local income taxes and excess tax benefits on share-based compensation.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax reporting purposes.

In assessing the realization of deferred tax assets, management considers the reversal of deferred tax liabilities as well as projections of future taxable income during the periods in which temporary differences are expected to reverse. Based on the consideration of these facts, the Company believes it is more likely than not that all of its gross deferred tax assets will be realized in the future, and as a result, has not recorded a valuation allowance on these amounts as of December 31, 2025 and 2024.

(in thousands)	2025	2024
Deferred tax assets:
Definite-lived intangibles	$—	$22,437
Share-based compensation expense	2,567	2,573
Acquisition-related costs	3,919	6,142
Deferred compensation	16,805	6,330
Restructuring expenses	963	1,042
Contingent consideration arrangements	189	239
R&E expenditures	—	3,331
Other	843	89
Total deferred tax assets	25,286	42,183
Deferred tax liabilities:
Definite-lived intangibles	44,063	—
Indefinite-lived intangibles	424,960	171,905
Goodwill	26,598	18,413
Debt issuance costs	840	1,226
Depreciation	2,986	890
OCI - Swap gain and cumulative translation adjustment	3,641	6,221
Prepaid expenses	561	308
Unrealized gain on deferred compensation investments	664	340
Other	765	—
Total deferred tax liabilities	505,078	199,303
Deferred tax liability, net	$(479,792)	$(157,120)

As of December 31, 2025 and 2024, the Company had no material net operating loss carryforwards.

As of December 31, 2025, the amount of gross unrecognized tax benefits and interest and penalties totaled $0.8 million which was included in other liabilities in the Consolidated Balance Sheet. If these balances were recognized in a future period, it would result in a tax benefit and a decrease in effective tax rate. The aggregate changes in the Company’s total gross amount of unrecognized tax benefits are summarized as follows:

(in thousands)	2025	2024	2023
Balance at the beginning of the year	$-	$-	$-
Increases related to tax positions in prior years from acquisition	729	-	-
Increases related to tax positions in prior years	44	-	-
Decreases related to expiration of statute of limitations	(10)	-	-
Balance at the end of the year	$763	$-	$-

As of December 31, 2025, 2024, and 2023, the Company had no material interest and penalties related to the liability for unrecognized tax benefits in its income tax provision.

For the year ended December 31, 2025, income taxes paid (net of refunds received) were as follows:

(in thousands)	2025
Federal	$57,200
State	15,631
Foreign	54
Total income taxes paid (net of refunds received)	$72,885

In the normal course of business, the Company is subject to examination by federal and certain state and local tax regulators. As of December 31, 2025, U.S. federal income tax returns for 2022, 2023 and 2024 are open and therefore subject to examination. The Company's 2023 U.S. federal income tax return is currently under audit. State and local income tax returns filed are generally open for examination from 2021 to 2024.

We have analyzed the Company’s tax positions for all open years and have concluded that no additional provision for income tax is required in the consolidated financial statements. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

The Organization for Economic Co-operation and Development released a framework (“Pillar 2”) in 2021 to introduce a global minimum tax of 15% for companies with global revenues and profits above certain thresholds. Certain aspects of Pillar 2 were effective January 1, 2024 and other aspects are effective January 1, 2025. Each country is required to implement Pillar 2 through its own local tax legislation. Although the U.S. has not yet enacted legislation to adopt Pillar 2, many other countries have adopted, or are in the process of adopting, legislation to implement Pillar 2. Pillar 2 did not materially impact the Company’s effective tax rate or its Consolidated Balance Sheets, Consolidated Statement of Operations or Consolidated Statement of Cash Flows in 2025. The Company does not currently expect Pillar 2 to have a material impact on its future effective tax rates or consolidated financial statements and continues to monitor Pillar 2 developments.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into U.S law. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. As of December 31, 2025, we have determined that OBBBA does not have a material impact on our consolidated financial statements.

NOTE 11. Debt

2019 Credit Agreement

Since 2019, the Company is a party to a credit agreement (the "2019 Credit Agreement"), which includes both a revolving credit facility (the “Revolving Facility”) with aggregate commitments of $100.0 million (with a $10.0 million sub-limit for the issuance of letters of credit) and a term loan with an aggregate principal amount of $1.1 billion (the “2019 Term Loans”). Since originally entering the 2019 Credit Agreement, the Company has entered into various amendments to extend maturities, modify interest rates and modify other terms. Key provisions of the 2019 Credit Agreement and the nature of recent amendments are described below.

Fifth Amendment

On June 7, 2024, the Company entered into the Fifth Amendment to the 2019 Credit Agreement (the "Fifth Amendment"), extending the maturity date of the $100.0 million Revolving Facility from July 1, 2024 to March 31, 2026, and decreasing the drawn interest rate margin by 0.50% per annum. The Revolving Facility otherwise remained subject to substantially the same terms as those set forth in the 2019 Credit Agreement. The Company incurred $1.0 million in upfront fees, arranger fees and other third party costs related to the Fifth Amendment to the 2019 Credit Agreement, which were recorded to revolving credit facility debt issuance cost in other assets.

On July 1, 2024, the Company executed an agency succession agreement, by and among Barclays Bank PLC as the resigning administrative agent and collateral agent under the 2019 Credit Agreement and Royal Bank of Canada, as the successor administrative agent and collateral agent.

Sixth Amendment

On September 23, 2025, the Company entered into the Sixth Amendment to the 2019 Credit Agreement (the “Sixth Amendment”), among the Company, the other loan parties party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent, which amended the Credit Agreement dated as of July 1, 2019 (as amended through the Fifth Amendment, the “Existing Credit Agreement”), among the Company, the other loan parties party thereto from time to time, Bank of America, N.A, as administrative agent and collateral agent, and the lenders party thereto from time to time.

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

The following table presents the components of long-term debt in the Consolidated Balance Sheets as of December 31, 2025 and 2024.

			Interest Rate		Effective Interest Rate
(in thousands)	2025	2024	2025	2024	2025	2024
Term Loans
Due July 2026	$—	$624,693	N/A	6.93%	N/A	7.33%
Due December 2028	—	347,496	N/A	6.93%	N/A	7.26%
Due September 2032	982,538	—	5.67%	N/A	5.86%	N/A
Term loan principal outstanding	982,538	972,189
Unamortized debt issuance costs	(8,508)	(5,935)
Unamortized debt discount	(4,016)	(2,392)
Long-term debt	$970,014	$963,862

The 2019 Credit Agreement contains customary affirmative and negative covenants, including covenants that affect, among other things, the ability of the first lien leverage ratio, measured as of the last day of each fiscal quarter on which outstanding borrowings under the revolving credit facility exceed 35.0% of the commitments thereunder (excluding certain letters of credit), of no greater than 4.00 to 1.00. As of December 31, 2025 and 2024, there were no outstanding borrowings under the revolving credit facility and the Company was in compliance with its financial performance covenant.

Debt modification and repayments

Gains and losses on debt modifications that are considered extinguishments are recognized in current earnings. Debt modifications that are not considered extinguishments are accounted for prospectively through yield adjustments, based on the revised terms. Legal fees and other costs incurred with third parties that are directly related to debt modifications are expensed as incurred and generally are included in general and administrative expense in the Consolidated Statements of Operations. Pursuant to ASC 470-50, Debt - Modifications and Extinguishments, the Company evaluated the Repriced Term Loans and accounted accordingly for debt extinguishment costs and debt modification costs (for the portion of the transaction that did not meet the accounting criteria for debt extinguishment).

On the Consolidated Statement of Cash Flows, the financing cash outflows and inflows associated with this transaction were determined on a lender-by-lender basis and repayments during the year ended December 31, 2025 totaled $235.8 million. Additionally, during 2025, the Company repaid $2.5 million of outstanding term loan balance under the provisions of the Repriced Term Loans. During 2025, the Company incurred costs of $2.2 million related to the Sixth Amendment, of which $1.6 million was recorded in general and administrative expense and $0.6 million was recognized as a loss on debt extinguishment in Consolidated Statement of Operations.

During 2024, a total of $29.5 million of the outstanding term loans under the 2019 Credit Agreement was repaid or repurchased and retired. The Company recognized a $0.4 million loss on debt extinguishment in 2024 due to the repayments and repurchases of term loan principal, which consisted of the write-off of $0.3 million and $0.1 million of unamortized debt issuance costs and debt discount, respectively.

There were no repayments of outstanding term loans under the 2019 Credit Agreement in 2023.

The Repriced Term Loans amortize at 1% per annum of aggregate principal amount of $985.0 million (which is payable in quarterly installments) with all remaining amounts paid at maturity.

Interest expense and other financing costs

The following table presents the components of interest expense and other financing costs on the Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023.

(in thousands)	2025	2024	2023
Interest expense	$63,919	$75,784	$75,016
Amortization of debt issuance costs	2,417	3,108	3,029
Amortization of debt discount	1,217	1,207	1,210
Interest rate swap (income) expense	—	—	(15,726)
Amortization of deferred gain on terminated interest rate swap	(13,185)	(16,708)	(2,785)
Other	419	445	538
Total	$54,787	$63,836	$61,282

Debt issuance costs relating to the Repriced Term Loans are capitalized in long‑term debt in the Consolidated Balance Sheets and amortized to interest expense and other financing costs in the Consolidated Statements of Operations over its term using the effective interest method. The unamortized debt issuance costs relating to the Revolving Facility are capitalized in other assets in the Consolidated Balance Sheets and amortized to interest expense and other financing costs in the Consolidated Statements of Operations on a straight‑line basis over the term of the facility.

NOTE 12. Derivatives

Interest Rate Swap

In 2020, the Company entered into an interest rate swap transaction (the “Swap”) to manage interest rate risk associated with a portion of its floating-rate long-term debt. Under the terms of the original Swap agreement, the Company paid interest at a fixed rate of interest on a quarterly basis and received interest at the three-month LIBOR rate in effect for that quarter.

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

As a result of the Swap Termination Agreement, the Company recorded a $44.4 million deferred gain in AOCI, before tax, replacing the $44.4 million fair value of the Swap in AOCI, before tax. The deferred gain on the Swap monetization was being amortized on a straight-line basis through July 1, 2026. On September 23, 2025, the Company entered into the Sixth Amendment of the Credit Agreement, which extended the maturity of the Repriced Term Loans to September 23, 2032. Refer to Note 11, Debt, for further information on the Sixth Amendment to the Credit Agreement. The deferred gain on the termination of the Swap is being amortized on a straight-line basis through September 23, 2032 and is included in interest expense and other financing costs on the Consolidated Statements of Operations. For the years ended December 31, 2025, 2024 and 2023, the Company recorded $13.2 million, $16.7 million, and $18.5 million, respectively, in amortization of deferred gain on Swap monetization. As of December 31, 2025 and 2024, the unamortized deferred gain on Swap monetization was $11.7 million and $24.9 million, respectively, before tax.

Due to the termination of the Swap, there was no amount receivable from the Swap counterparty at December 31, 2025 and 2024.

The following tables summarize the classification of the Swap in our consolidated financial statements (in thousands):

		Year ended December 31,
Statements of Operations	Description	2025	2024	2023
Interest income (expense) and other financing costs	Reclassification from AOCI – Swap income/expense	$—	$—	$15,726
Interest income (expense) and other financing costs	Reclassification from AOCI – Amortization of Swap deferred gain	13,185	16,708	2,785
Total		$13,185	$16,708	$18,511

		Year ended December 31,
Statements of Comprehensive Income	Description	2025	2024	2023
Other comprehensive income (loss)	Swap income (loss), net of tax	$—	$—	$(1,970)
Other comprehensive income (loss)	Amortization of deferred gain on terminated Swap, net of tax	(9,929)	(12,607)	(2,184)
Total		$(9,929)	$(12,607)	$(4,154)

Note 13. Restructuring and Integration Costs

In connection with business combinations, asset purchases and changes in business strategy, the Company incurs costs integrating investment platforms, products and personnel into existing systems, processes and service provider arrangements and restructuring the business to capture operating expense synergies.

The following table presents a rollforward of restructuring and integration liabilities, which as of December 31, 2025, 2024 and 2023 were included in accounts payable and accrued expenses on the Consolidated Balance Sheets.

	Year Ended December 31,
(in millions)	2025	2024	2023
Liability balance, beginning of period	$0.2	$0.4	$0.3
Severance expense	19.0	0.4	0.6
Contract termination expense	—	—	—
Integration costs	10.7	1.0	—
Restructuring and integration costs	29.7	1.4	0.6
Settlement of liabilities	(24.5)	(1.6)	(0.5)
Liability balance, end of period	$5.4	$0.2	$0.4

NOTE 14. Accumulated Other Comprehensive INCOME (Loss)

The following table presents changes in accumulated other comprehensive income (loss) by component for the years ending December 31, 2025, 2024, and 2023.

	Cash Flow	Cumulative
	Hedges	Translation
(in thousands)	(1)(2)	Adjustment	Total
Balance, December 31, 2022	35,614	(172)	35,442
Other comprehensive income (loss) before reclassification and tax	13,214	54	13,268
Tax impact	(2,850)	(14)	(2,864)
Reclassification adjustments, before tax(3)	(18,511)	—	(18,511)
Tax impact	3,993	—	3,993
Net current period other comprehensive income (loss)	(4,154)	40	(4,114)
Balance, December 31, 2023	31,460	(132)	31,328
Other comprehensive income (loss) before reclassification and tax	—	(50)	(50)
Tax impact	—	12	12
Reclassification adjustments, before tax	(16,708)	—	(16,708)
Tax impact	4,101	—	4,101
Net current period other comprehensive income (loss)	(12,607)	(38)	(12,645)
Balance, December 31, 2024	$18,853	$(170)	$18,683
Other comprehensive income (loss) before reclassification and tax	—	352	352
Tax impact	—	(86)	(86)
Reclassification adjustments, before tax	(13,185)	—	(13,185)
Tax impact	3,256	—	3,256
Net current period other comprehensive income (loss)	(9,929)	266	(9,663)
Balance, December 31, 2025	$8,924	$96	$9,020
(1)
Reclassifications out of AOCI(L) related to cash flow hedges are recorded in interest expense and other financing costs
(2)
On October 30, 2023, the Company terminated the Swap. The termination resulted in a $44.4 million deferred gain recorded in AOCI, before tax, and the elimination of the unrealized gain on cash flow hedge recorded in AOCI prior to the termination. The deferred gain is being amortization a straight-line basis over the remaining term of the hedged debt (through September 23, 2032). Refer to Note 12, Derivatives, for further information on the monetization of the interest rate swap gain.
(3)
Reclassification adjustments, before tax, includes $15,726 of income reclassified out of AOCI prior to the termination of the Swap and $2,785 of amortization of deferred gain following the termination of the Swap.

NOTE 15. Share‑Based Compensation

Equity Incentive Plans

The Company's Amended and Restated 2018 Stock Incentive Plan (the “2018 Plan”) authorizes the grant of non-qualified stock options, incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance awards and other awards that may be settled in or based upon shares of the Company’s Common Stock. The aggregate number of shares of common stock authorized for issuance under the 2018 Plan is 6.2 million shares. As of December 31, 2025, 2.7 million shares of Common Stock remained available for issuance under the 2018 Plan.

The Company also maintains the Victory Capital Holdings, Inc. 2018 Employee Stock Purchase Plan (the “ESPP Plan”). Under the Company’s approved offerings under the ESPP Plan, shares of Common Stock are available for purchase at three month calendar intervals at a 5 percent discount from the market price on the purchase date, which is the last day of each calendar quarter during the six month offering period. Amounts purchased by an individual cannot exceed $25,000 worth of stock in any given calendar year. A total of 0.4 million shares of Common Stock is available for issuance under the ESPP Plan. As of December 31, 2025, 0.3 million shares of Common Stock remained available for issuance under the ESPP Plan.

Grant Activity

During the years ended December 31, 2025, 2024 and 2023 the Company issued restricted stock awards with the following vesting terms:

	Year to Date ended December 31,
(shares in thousands)	2025	2024	2023
Vesting Terms
Fully vested on the grant date	16	24	39
Ratably over two years	58	76	68
Ratably over three years	303	95	259
Ratably over four years	300	291	24
Cliff vest after twenty-one months	—	47	—
Cliff vest after two years	45	3	84
33% over two years and 67% over one year	—	—	34
67% over two years and 33% over one year	—	—	32
50% over two years and 50% over three years	12	—	—
Total Restricted Stock Awards Issued	734	536	540

The following tables presents activity during the years ended December 31, 2025, 2024, and 2023 related to stock option awards and restricted stock awards.

	Shares Subject to Stock Option Awards
	Year to Date Ended December 31,
(units in thousands)	2025			2024			2023
	Avg wtd	Avg wtd		Avg wtd	Avg wtd		Avg wtd	Avg wtd
	grant-date	exercise		grant-date	exercise		grant-date	exercise
	fair value	price	Units	fair value	price	Units	fair value	price	Units
Outstanding at beginning of period	$5.08	$9.94	720	$4.68	$8.76	1,802	$4.31	$7.57	2,884
Forfeited	—	—	—	3.96	5.99	(6)	6.32	13.84	(1)
Exercised	4.80	9.02	(137)	4.42	7.99	(1,076)	3.69	5.58	(1,081)
Outstanding at end of the period	$5.14	$10.15	583	$5.08	$9.94	720	$4.68	$8.76	1,802
Vested	$5.27	$10.55	408	$5.15	$10.17	544	$4.66	$8.71	1,626
Unvested	4.85	9.23	175	4.85	9.23	176	4.85	9.23	176

Total intrinsic value of stock options exercised in 2025, 2024, and 2023 was $6.5 million, $43.4 million, and $28.5 million respectively.

	Restricted Stock Awards
	For Year Ended December 31,
(units in thousands)	2025		2024		2023
	Avg wtd		Avg wtd		Avg wtd
	fair value	Units	fair value	Units	fair value	Units
Unvested at beginning of period	$36.67	911	$30.39	853	$25.38	1,153
Granted	59.62	734	41.71	536	30.25	540
Vested	34.93	(441)	31.00	(462)	22.96	(786)
Forfeited	37.95	(62)	34.46	(16)	29.55	(54)
Unvested at end of period	$52.00	1,142	$36.67	911	$30.39	853

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

Share-based Compensation Expense

Share-based compensation expense is included within personnel compensation and benefits in the Consolidated Statements of Operations. The following table summarizes share-based compensation expense, related tax benefits, and the total fair value of restricted share awards vested.

	Year to Date ended December 31,
(in thousands)	2025	2024	2023
Share-based compensation expense	$20,442	$15,220	$16,548
Share-based compensation related tax benefits	4,702	3,698	4,021
Total fair value of restricted share awards vested	25,337	19,459	23,123

As of December 31, 2025, the Company expects to recognize total share-based compensation expense of $42.2 million over a weighted average period of 2.1 years. The aggregate intrinsic value of stock options currently exercisable at December 31, 2025, 2024 and 2023 was $21.5 million, $30.1 million and $41.6 million, respectively.

Shares Withheld for net settlement of employee equity awards

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

The following table presents both share and dollar value information about shares withheld for net settlement of employee equity awards:

	For the years ended December 31,
	2025	2024	2023
(in thousands)
Total number of shares net settled	217	742	786

Employee tax obligations satisfied	$11,774	$26,408	$18,654
Employee stock option costs satisfied	1,218	8,335	5,791
Total withheld related to net settlement of equity awards	$12,992	$34,743	$24,445

NOTE 16. Earnings Per Share

The following table sets forth the computation of basic earnings per share and diluted earnings per share for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
(in thousands, except per share amounts)	2025	2024	2023
Numerator for earnings per common share:
Net Income	$330,062	$288,864	$213,157
Preferred stock dividends	(29,138)	—	—
Net income attributable to preferred stockholders	(30,773)	—	—
Income attributable to common stockholders for basic earnings per share(1)	$270,151	$288,864	$213,157
Allocation adjustment to income attributable to preferred stockholders(2)	358	—	—
Income attributable to common stockholders for diluted earnings per share	$270,509	$288,864	$213,157
Denominator for earnings per common share:
Basic: Weighted average number of shares outstanding	65,439	64,607	66,202
Plus: Incremental shares from assumed conversion of dilutive instruments	937	1,321	2,012
Diluted: Weighted average number of shares outstanding	66,376	65,928	68,214
Earnings per share
Basic:	$4.13	$4.47	$3.22
Diluted:	$4.08	$4.38	$3.12

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

Outstanding instruments excluded from the computation of weighted average shares for diluted earnings per share because the effect would be anti-dilutive were de minimis for the years ended December 31, 2025, 2024 and 2023. Holders of non-vested share-based compensation awards do not have rights to receive nonforfeitable dividends on the shares covered by the awards.

NOTE 17. LEASES

The Company determines if a contract is a lease at inception. We have leases primarily for office facilities and information technology equipment. All of our leases are classified as operating leases.

Supplemental balance sheet information related to the Company’s operating leases as of December 31, 2025 and 2024 is as follows:

	December 31,
(in thousands)	2025	2024
Operating lease ROU assets(1)	$48,650	$19,839
Current portion of operating lease liabilities(2)	7,711	2,932
Noncurrent portion of operating lease liabilities(2)	37,899	17,939
Total operating lease liabilities(3)	$45,610	$20,871

(1)
ROU assets are recorded in other assets on the Consolidated Balance Sheets.
(2)
Current portion and noncurrent portion of operating lease liabilities are recorded in other liabilities on the Consolidated Balance Sheets.
(3)
The increase in lease liabilities during 2025 primarily relates to our Boston, Massachusetts location.

	2025	2024
Weighted-average remaining lease term	6.4 years	8.3 years
Weighted-average discount rate	6.1%	6.7%

The components of lease expense and other lease information for the years ended December 31, 2025 and 2024 are as follows:

	Year Ended December 31,
(in thousands)	2025	2024
Operating lease cost	$8,955	$5,052
Short-term lease cost	—	—
Variable lease cost	4,076	1,671
Gross lease cost	13,031	6,723
Sub-lease income	(65)	(604)
Net lease cost	$12,966	$6,119

Other lease information
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows for operating leases	$8,363	$5,517

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

Future undiscounted cash flows related to our operating leases and the reconciliation to operating lease liabilities as of December 31, 2025 are shown in the table below.

(in thousands)	As of December 31, 2025
2026	$10,197
2027	9,093
2028	8,582
2029	8,267
2030	7,094
Thereafter	12,738
Total undiscounted lease payments	55,971
Less: imputed interest	10,361
Total lease liabilities	$45,610

NOTE 18. Employee Benefit Plans

The Company maintains a defined contribution 401(k) Plan (the “401(k) Plan”), covering substantially all employees who have met the eligibility requirements. The 401(k) Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 and the Economic Growth and Tax Relief Reconciliation Act of 2001. In 2025, 2024 and 2023 the Company recognized expense of $8.5 million, $5.4 million and $5.0 million in employer matched contributions, respectively.

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

The following table presents the components of deferred compensation plan-related expense related to the Employee DC Plan.

(in thousands)	2025	2024	2023
Employee contributions	$1,507	$1,463	$1,529
Employer contributions	752	607	683
Change in value of deferred compensation plan liability	4,330	2,766	2,754
Total	$6,589	$4,836	$4,966

Expense related to the Director DC plan was de minimis for the years ended December 31, 2025, 2024 and 2023.

NOTE 19. SEGMENT REPORTING

ASU 2023-07, which is based on a management approach to segment reporting, establishes requirements to report segment revenue and significant expenses reported in Net income, the primary measurement used by our CODM in evaluating segment performance.

The Company provides investment management services and products to institutional, intermediary, retirement platforms and individual investors. The presentation of financial results as one reportable segment is consistent with the way discrete financial information is available that is regularly provided to our Chief Executive Officer, the CODM. When making decisions about allocating resources, assessing performance, and understanding how our long-term organic revenue growth is driven by investment decisions our CODM uses Net income and considers the impact on consolidated, entity-wide performance and financial results.

Significant segment expenses are presented in the Consolidated Statements of Operations. Additional disaggregated significant segment expenses that are not separately presented in the Consolidated Statements of Operations are presented below. Supplemental information related to significant segment expenses included the Consolidated Statements of Operations is as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Salaries, payroll related taxes and employee benefits	$136,161	$88,599	$90,884
Incentive compensation	140,133	102,712	87,081
Sales-based compensation(1)	38,661	24,338	20,945
Equity awards granted to employees and directors(2)	20,442	15,220	16,548
Acquisition and transaction-related compensation(3)	27,594	(13,655)	5,534
Total personnel compensation and benefits expense	$362,991	$217,214	$220,992

	Year Ended December 31,
(in thousands)	2025	2024	2023
Broker-dealer distribution fees	$70,725	$20,222	$20,275
Platform distribution fees	121,734	89,233	92,509
Sub-administration	21,015	17,010	15,877
Sub-advisory	7,471	9,152	10,576
Middle-office	11,046	10,872	10,359
Total distribution and other asset-based expenses	$231,991	$146,489	$149,596

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
(3)
Acquisition and transaction-related compensation costs for the year ended December 31, 2025 primarily consists of vesting of certain Amundi US deferred compensation awards for former Amundi US employees. For the year ended December 31, 2024 acquisition and transaction-related compensation consisted of a decrease in the NEC contingent payment compensation.

Substantially all of the Company’s identifiable assets are located in the United States. In addition, we have historically derived substantially all of our revenue from clients in the United States.

NOTE 20. Net Capital Requirements

VCS is subject to the SEC Uniform Net Capital Rule (Rule 15c3‑1 under the Exchange Act) administered by the SEC and FINRA, which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, cannot exceed 15 to 1. Net capital and the related net capital requirement may fluctuate on a daily basis.

At December 31, 2025, VCS had net capital under the Rule 15c3‑1 of $5.0 million, which was $4.4 million in excess of its minimum required net capital of $0.6 million. At December 31, 2024, VCS had net capital under the Rule 15c3‑1 of $1.2 million, which was $1.1 million in excess of its minimum required net capital of $0.1 million. The Company's ratio of aggregate indebtedness to net capital as of December 31, 2025 and 2024 was 1.68 to 1 and 1.66 to 1, respectively.

Capital requirements may limit the amount of cash available for dividend from VCS to the parent company. VCS's cash and cash equivalents are generally not available for corporate purposes.

NOTE 21. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. The Company is not currently a party to any material legal proceedings.

NOTE 22. Subsequent Events

On February 4, 2026, our Board of Directors declared a quarterly cash dividend of $0.49 per share on Victory common stock. The dividend is payable on March 25, 2026, to stockholders of record on March 10, 2026.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Victory Capital Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Victory Capital Holdings, Inc. and subsidiaries (the Company) as of December 31, 2024, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We served as the Company’s auditor from 2013 to 2025.

Cleveland, Ohio

February 28, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Victory Capital Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Victory Capital Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2025, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash ﬂows, for the year ended December 31, 2025, and the related notes (collectively referred to as the “ﬁnancial statements”). In our opinion, the ﬁnancial statements present fairly, in all material respects, the ﬁnancial position of the Company as of December 31, 2025, and the results of its operations and its cash ﬂows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over ﬁnancial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2026, expressed an unqualiﬁed opinion on the Company’s internal control over ﬁnancial reporting.

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

Other Matter

The ﬁnancial statements of the Company as of December 31, 2024 and December 31, 2023, and for the years then ended, were audited by another auditor, who expressed an unqualiﬁed opinion on those ﬁnancial statements in its report dated February 28, 2025.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the ﬁnancial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the ﬁnancial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the ﬁnancial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Pioneer Investments Intangible Assets Acquired— Refer to Notes 4 and 9 to the ﬁnancial statements

Critical Audit Matter Description

On April 1, 2025, the Company completed the transactions contemplated by the Contribution Agreement with Amundi Asset Management S.A.S (Amundi) to combine Amundi’s U.S. business into the Company (and reintroduced the brand Pioneer Investments). The acquisition was accounted for as a business combination. Accordingly, the Company allocated the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of the transaction close. The Company recorded approximately $1,278 million of intangible assets primarily related to management contracts and the trade name as of the acquisition date.

Management estimated the fair value of the intangible assets acquired using a multi-period excess earnings method for the investment management and distribution contracts acquired, and a royalty savings method for the trade name acquired. The fair value determination required management to make signiﬁcant estimates and assumptions related to future cash ﬂows and the selection of the discount rates and long-term growth rate for these intangible assets.

The inputs used in estimating the fair value of the intangible assets acquired are in most cases unobservable and reﬂect management's own judgments about the assumptions market participants would use in valuing the intangible assets. Auditing the fair values involved a high degree of judgment and an increased extent of effort, including involving our internal fair value specialists in evaluating management's judgments especially as it relates to management's assumptions of future cash ﬂows, discount rates, and long-term growth rates.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of the acquired intangible assets were completed with the assistance of our fair value specialists and included the following, among others:

•
We tested the design and operating effectiveness of the Company’s valuation of the intangible assets acquired including controls over management's projections of future cash ﬂows, discount rates, and long-term growth rate.

•
We assessed the reasonableness of signiﬁcant business assumptions related to future cash ﬂows, by comparing the projections to historical results and certain peer companies and, on a sample basis, obtained audit evidence to substantiate the assumptions therein.

•
We evaluated the reasonableness of the valuation methodologies used by management to determine whether they were consistent with generally accepted valuation practices.
•
We evaluated the reasonableness of the discount rates and long-term growth rate by:
o
Testing the source information underlying the determination of the discount rates and testing the mathematical accuracy of the calculation.
o
Developing a range of independent estimates and comparing those to the discount rates selected by management.
o
Evaluating the appropriateness of management's selection of guideline public companies used in developing the discount rates.
o
Analyzing inflation, economic, and industry growth statistics to determine whether management's long-term growth rate used fell within a reasonable range of the market data.

•
We evaluated whether the assumptions used were consistent with evidence obtained in other areas of the audit.

/s/ Deloitte & Touche LLP

Boston, Massachusetts February 26, 2026

We have served as the Company’s auditor since 2025.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Victory Capital Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Victory Capital Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 26, 2026, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

Boston, Massachusetts

February 26, 2026

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

Based on the evaluation of the effectiveness of the disclosure controls and procedures by our management as of December 31, 2025, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 using the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting is effective as of December 31, 2025 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our independent auditor, Deloitte & Touche LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of our internal control over financial reporting which appears in Item 8 of this Annual Report.

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

Item 9B. Other Information.

During the quarter ended December 31, 2025, none of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as such terms are defined under Item 408(a) of Regulation S-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Insider Trading Policy. Victory has adopted an Insider Trading Policy (the “Trading Policy) that applies to all designated executive officers, directors, and employees of Victory. The Trading Policy is designed to promote compliance with insider trading laws, rules and regulations with respect to the purchase, sale and/or other dispositions of Victory’s securities, as well as the applicable rules and regulations of NASDAQ. The Trading Policy addresses the implementation of certain blackout periods in Victory’s securities (including common stock, debt, options and other related derivative securities) for covered persons. A copy of the Trading Blackout Policy is filed as an exhibit to this Annual Report.

The other information required by this Item is set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2026 annual meeting of shareholders.

Item 11. Executive Compensation.

The information required by this Item is set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2026 annual meeting of shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this Item is set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2026 annual meeting of shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2026 annual meeting of shareholders.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2026 annual meeting of shareholders.

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

3.4

Certificate of Amendment of Second Amended and Restated Certificate of Incorporation (Filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-3, File No. 333-288428, dated June 30, 2025, and incorporated herein by reference).

3.5

Certificate of Designations, Preferences and Rights of Series A Non-Voting Convertible Preferred Stock (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, File No. 001-38388, dated April 3, 2025, and incorporated herein by reference).

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

4.6

Shareholder Agreement, dated as of April 1, 2025, between the Company and Amundi Asset Management S.A.S. (Filed as Exhibit 4.1 to the Company’s Report on Form 8-K, File No. 001-38388, dated April 3, 2025, and incorporated herein by reference).

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

10.40+

Amendment to the Victory Capital Management Inc. Deferred Compensation Plan, dated as of November 19, 2024 (filed as Exhibit 10.40 to the Company's Report on Form 10-K, File No. 001-38388, on February 28, 2025, and incorporated herein by reference).

10.41+	Second Amendment to the Victory Capital Management Inc. Deferred Compensation Plan, dated as of November 20, 2025 (filed herewith).

10.42

Contribution Agreement dated July 8, 2024, by and among Victory Capital Holdings, Inc., Amundi Asset Management S.A.S. and Amundi S.A. (filed as Exhibit 2.1 to the Company’s Report on Form 10-Q, File No. 001-38388, on August 8, 2025, and incorporated herein by reference).

10.43

Sixth Amendment to the 2019 Credit Agreement dated as of September 23, 2025 (filed as Exhibit 10.1 to the Company’s Report on Form 8-K, File No. 001-38388, on September 26, 2025, and incorporated herein by reference).

19.1

Victory Capital Holdings, Inc. Insider Trading Policy, Effective July 12, 2023 (filed as Exhibit 19.1 to the Company's Report on Form 10-K, File No. 001-38388, on February 28, 2025, and incorporated herein by reference).

21.1*	List of Subsidiaries

23.1*	Consent of Deloitte & Touche LLP
23.2*	Consent of Ernst & Young LLP
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

97

Victory Capital Holdings, Inc. Compensation Clawback Policy, Effective October 26, 2023 (filed as Exhibit 97 to the Company's Report on Form 10-K, File No. 001-38388, on February 29, 2024, and incorporated herein by reference).

101*

The following information formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Audited Consolidated Balance Sheets as of December 31, 2025 and 2024, (ii) Audited Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023, (iii) Audited Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023, (iv) Audited Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023, (v) Audited Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2025, 2024 and 2023 and (vi) Notes to the Audited Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

** Furnished herewith

+ This exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of February, 2026.

VICTORY CAPITAL HOLDINGS, INC.

By:	/s/ DAVID C. BROWN
Name:	David C. Brown
Title:	Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID C. BROWN David C. Brown	Chief Executive Officer and Chairman (Principal Executive Officer)	February 26, 2026

/s/ MICHAEL D. POLICARPO Michael D. Policarpo	President, Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2026

/s/ ROBERT DELANEY Robert Delaney	Director	February 26, 2026

/s/ LAWRENCE DAVANZO Lawrence Davanzo	Director	February 26, 2026

/s/ RICHARD M. DEMARTINI Richard M. DeMartini	Director	February 26, 2026

/s/ DOMINIQUE CARREL-BILLIARD Dominique Carrel-Billiard	Director	February 26, 2026

/s/ CELINE BOYER-CHAMMARD Celine Boyer-Chammard	Director	February 26, 2026

/s/ KARIN HIRTLER‑GARVEY Karin Hirtler‑Garvey	Director	February 26, 2026

/s/ MARY JACKSON Mary Jackson	Director	February 26, 2026

/s/ ALAN H. RAPPAPORT Alan H. Rappaport	Director	February 26, 2026