Form 10-Q
period 2026-03-31
Victory Capital Holdings, Inc.
filed 2026-05-07
CIK 1570827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

The number of outstanding shares of the registrant’s Common Stock, par value $0.01 per share as of April 30, 2026 was 62,531,106.

Forward‑Looking Statements

This document may contain forward-looking statements within the meaning of applicable U.S. federal and non-U.S. securities laws. These forward‑looking statements may include, without limitation, statements concerning our current expectations, estimates, assumptions and beliefs concerning future events, conditions, plans, and strategies that are not historical fact. Any statement that is not historical in nature is a forward-looking statement and may be identified by the use of words and phrases such as “target,” “believe,” “expect,” “aim,” “intend,” “may,” “anticipate,” “assume,” “budget,” “continue,” “estimate,” “future,” “objective,” “outlook,” “plan,” “potential,” “predict,” “project,” “will,” “can have,” “likely,” “should,” “would,” “could" and other words and terms of similar meaning or the negative thereof and include, but are not limited to, statements regarding the outlook for Victory Capital’s future business and financial performance. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors beyond Victory Capital’s control and could cause Victory Capital’s actual results, performance or achievements to be materially different from the expected results, performance or achievements expressed or implied by such forward-looking statements.

Although it is not possible to identify all of these risks and factors, they include, among others, the following: reductions in the assets under management (“AUM”) based on investment performance, client withdrawals, difficult market conditions and other factors such as the conflicts in Iran, Ukraine, Venezuela, China/Taiwan, and/or the Middle East, a pandemic, tariffs or trade restrictions; the nature of the Company’s contracts and investment advisory agreements; the Company's ability to maintain historical returns and sustain our historical growth; the Company's dependence on third parties to market our strategies and provide products or services for the operation of our business; the Company's ability to retain key investment professionals or members of our senior management team; the Company's reliance on the technology systems supporting our operations; the Company's ability to successfully acquire and integrate new companies; risks associated with expected benefits of the Amundi US transaction and the related impact on the Company’s business; the concentration of the Company’s investments in long only and U.S. clients; risks and uncertainties associated with non-U.S. investments; the Company's efforts to establish and develop new teams and strategies; the ability of the Company’s investment teams to identify appropriate investment opportunities; the Company's ability to limit employee misconduct; the Company's ability to meet the guidelines set by our clients; the Company's exposure to potential litigation (including administrative or tax proceedings) or regulatory actions; the Company's ability to implement effective information and cyber security policies, procedures and capabilities; the Company's substantial indebtedness; the potential impairment of the Company’s goodwill and intangible assets; disruption to the operations of third parties whose functions are integral to the Company’s ETF platform; the Company's determination that we are not required to register as an “investment company” under the Investment Company Act of 1940; the fluctuation of the Company’s expenses; the Company's ability to respond to recent trends in the investment management industry; the level of regulation on investment management firms and the Company’s ability to respond to regulatory developments; the competitiveness of the investment management industry; and other risks and factors included, but not limited to, those listed under the caption “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2026, which is accessible on the SEC’s website at www.sec.gov.

In light of these risks, uncertainties and other factors, the forward‑looking statements contained in this report might not prove to be accurate. All forward‑looking statements speak only as of the date made and we undertake no obligation to update or revise publicly any forward‑looking statements, whether as a result of new information, future events or otherwise.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except per share data)

	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents	$75,849	$163,690
Receivables	197,584	181,141
Prepaid expenses	20,146	16,071
Investments, at fair value	82,779	99,394
Property and equipment, net	22,407	23,833
Goodwill	1,235,940	1,235,940
Other intangible assets, net	2,459,532	2,477,617
Operating lease right-of-use assets	46,524	48,650
Other assets	804	1,514
Total assets	$4,141,565	$4,247,850

Liabilities and stockholders' equity
Accounts payable and accrued expenses	$103,705	$72,387
Accrued compensation and benefits	60,262	86,355
Consideration payable for acquisition of business	51,158	87,564
Deferred tax liability, net	486,656	479,792
Operating lease liabilities	43,775	45,610
Other liabilities	68,148	81,399
Long-term debt, net	968,024	970,014
Total liabilities	1,781,728	1,823,121

Stockholders' equity
Common stock, $0.01 par value per share: 2026 - 600,000 shares authorized, 88,389 shares issued and 62,544 shares outstanding; 2025 - 600,000 shares authorized, 87,867 shares issued and 64,150 shares outstanding;	884	879
Preferred stock, $0.01 par value per share: 2026 - 100,000 shares authorized, 20,037 shares issued and outstanding; 2025 - 100,000 shares authorized, 19,937 shares issued and outstanding	200	199
Additional paid-in capital	2,112,191	2,102,938
Treasury stock, at cost: 2026 - 25,845 shares; 2025 - 23,717 shares	(930,356)	(786,008)
Accumulated other comprehensive income	8,642	9,020
Retained earnings	1,168,276	1,097,701
Total stockholders' equity	2,359,837	2,424,729
Total liabilities and stockholders' equity	$4,141,565	$4,247,850

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Revenue
Investment management fees	$316,369	$173,301
Fund administration and distribution fees	71,620	46,301
Total revenue	387,989	219,602

Expenses
Personnel compensation and benefits	105,855	56,136
Distribution and other asset-based expenses	67,410	35,477
General and administrative	20,615	14,328
Depreciation and amortization	20,576	7,432
Change in value of consideration payable for acquisition of business	3,537	3,406
Acquisition-related costs	7,658	8,750
Restructuring and integration costs	3,153	1,165
Total operating expenses	228,804	126,694
Income from operations	159,185	92,908

Other income (expense)
Interest income and other income	2,756	704
Interest expense and other financing costs	(14,081)	(13,211)
Total other income (expense), net	(11,325)	(12,507)

Income before income taxes	147,860	80,401

Income tax expense	(35,720)	(18,426)

Net income	$112,140	$61,975
Preferred stock dividends	(9,769)	-
Net income attributable to preferred stockholders	(16,846)	-
Net income attributable to common stockholders	$85,525	$61,975

Earnings per share of common stock
Basic	$1.34	$0.97
Diluted	$1.33	$0.96

Weighted average number of shares outstanding
Basic	63,635	63,711
Diluted	64,388	64,714

Dividends declared per share of common stock	$0.49	$0.47

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2026	2025
Net income	$112,140	$61,975

Other comprehensive income (loss), net of tax
Net amortization of deferred gain on terminated cash flow hedges	(333)	(3,104)
Net unrealized income (loss) on foreign currency translation	(45)	128
Total other comprehensive income (loss), net of tax	(378)	(2,976)

Comprehensive income	$111,762	$58,999

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In thousands)

	Shares			Stockholders' Equity
	Preferred Stock	Common Stock	Treasury Stock	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In-Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance, December 31, 2025	19,937	87,867	(23,717)	$199	$879	$(786,008)	$2,102,938	$9,020	$1,097,701	$2,424,729
Issuance of common stock	-	1	-	-	-	-	157	-	-	157
Repurchase of shares	-	-	(1,796)	-	-	(128,303)	-	-	-	(128,303)
Shares withheld related to net settlement of equity awards	-	-	(232)	-	-	(16,045)	-	-	-	(16,045)
Vesting of restricted share grants	-	328	-	-	3	-	(3)	-	-	-
Exercise of options	-	193	-	-	2	-	1,688	-	-	1,690
Other comprehensive loss	-	-	-	-	-	-	-	(378)	-	(378)
Share-based compensation	-	-	-	-	-	-	7,412	-	-	7,412
Conversion of common stock to preferred stock (1)	100	-	(100)	1	-	-	(1)	-	-	-
Dividends paid	-	-	-	-	-	-	-	-	(41,565)	(41,565)
Net income	-	-	-	-	-	-	-	-	112,140	112,140
Balance, March 31, 2026	20,037	88,389	(25,845)	$200	$884	$(930,356)	$2,112,191	$8,642	$1,168,276	$2,359,837

	Shares			Stockholders' Equity
	Preferred Stock	Common Stock	Treasury Stock	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In-Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance, December 31, 2024	-	83,948	(20,295)	$-	$839	$(574,856)	$752,371	$18,683	$924,600	$1,121,637
Issuance of common stock	-	1	-	-	-	-	96	-	-	96
Repurchase of shares	-	-	-	-	-	-	-	-	-	-
Shares withheld related to net settlement of equity awards	-	-	(156)	-	-	(9,195)	-	-	-	(9,195)
Vesting of restricted share grants	-	384	-	-	4	-	(4)	-	-	-
Exercise of options	-	43	-	-	1	-	452	-	-	453
Other comprehensive loss	-	-	-	-	-	-	-	(2,976)	-	(2,976)
Share-based compensation	-	-	-	-	-	-	3,505	-	-	3,505
Dividends paid	-	-	-	-	-	-	-	-	(30,929)	(30,929)
Net income	-	-	-	-	-	-	-	-	61,975	61,975
Balance, March 31, 2025	-	84,376	(20,451)	$-	$844	$(584,051)	$756,420	$15,707	$955,646	$1,144,566

(1) Pursuant to the terms set forth in the Shareholder Agreement, the Company issued to Amundi shares of Preferred stock in exchange for an equal number of shares of Common stock.

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income	$112,140	$61,975
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	6,984	7,275
Depreciation and amortization	20,576	7,432
Deferred financing costs, accretion expense and derivative gains/losses	79	(3,068)
Share-based and deferred compensation	13,395	3,660
Change in fair value of contingent consideration obligations	3,537	3,406
Unrealized depreciation (appreciation) on investments	(907)	835
Noncash lease expense	79	82
Changes in operating assets and liabilities:
Receivables	(16,443)	4,289
Prepaid expenses	(4,076)	(271)
Other assets	666	666
Accounts payable and accrued expenses	30,241	13,836
Accrued compensation and benefits	(26,082)	(18,155)
Other liabilities	(19,235)	(868)
Net cash provided by operating activities	120,954	81,094

Cash flows from investing activities
Purchases of property and equipment	(849)	(1,589)
Purchases of investments	(41,297)	(1,526)
Sales of investments	58,820	1,431
Net cash provided by (used in) investing activities	16,674	(1,684)

Cash flows from financing activities
Issuance of common stock	1,847	549
Repurchase of common stock	(127,229)	(451)
Payments of taxes related to net share settlement of equity awards	(16,045)	(885)
Payments of long-term senior debt	(2,463)	—
Payment of dividends	(41,565)	(29,926)
Payment of consideration for acquisition	(39,943)	—
Net cash used in financing activities	(225,398)	(30,713)

Effect of changes of foreign exchange rate on cash and cash equivalents	(71)	179

Net (decrease) increase in cash and cash equivalents	(87,841)	48,876
Cash and cash equivalents, beginning of period	163,690	126,731
Cash and cash equivalents, end of period	$75,849	$175,607

Supplemental cash flow information
Cash paid for interest	$13,932	$17,227
Cash paid for income taxes	1,529	1,503

See the accompanying notes to the unaudited condensed consolidated financial statements.

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

As used in this quarterly report on Form 10-Q, unless the context otherwise requires, the terms “Company,” “Victory,” or in the first-person notations of “we,” “us,” and “our” refer to Victory Capital Holdings, Inc. along with its wholly-owned subsidiaries.

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by GAAP for complete annual financial statements. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Annual Report"). Certain prior period amounts have been revised to conform to the current period presentation. Such changes were made for clarity and comparability and had no effect on previously reported results of operations or financial position.

In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the financial condition, results of operations, and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the operations of the Company and its wholly-owned subsidiaries, after elimination of all intercompany balances and transactions. Our involvement with non-consolidated variable interest entities (“VIEs”) includes sponsored investment funds.

For further discussion regarding VIEs, refer to Note 2, Significant Accounting Policies, to the consolidated financial statements included in our 2025 Annual Report.

Use of Estimates and Assumptions

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements and the notes. Actual results may ultimately differ materially from those estimates.

Significant Accounting Policies

There have been no material changes to our significant accounting policies from our 2025 Annual Report.

Recently Issued Accounting Standards

Reporting Comprehensive Income: In November 2024, the FASB issued Accounting Standards Update (ASU) 2024-03, Disaggregation of Income Statement Expenses ("DISE"). This ASU does not change or remove current expense presentation requirements within the Consolidated Statements of Operations. However, the amendments require disclosure, on an annual and interim basis, of disaggregated information about certain income statement expense line items within the notes to the consolidated financial statements. DISE is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact that this ASU will have on the Company's consolidated financial statement disclosures.

Internal-Use Software: In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06"). ASU 2025-06 modernizes the guidance on accounting for internal-use software costs by removing references to traditional development project stages and instead requiring capitalization when management commits to funding and it is probable the project will be completed. ASU 2025-06 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact that ASU 2025-06 will have on the Company's consolidated financial statement disclosures.

No other recently adopted or issued accounting standards had, or will have, a material impact on our condensed consolidated financial statements.

NOTE 2. REVENUE RECOGNITION

In accordance with the revenue recognition standard requirements, the following table disaggregates our revenue by type and product:

	Three Months Ended March 31,
(in thousands)	2026	2025
Investment management fees
Mutual funds (Victory Funds)	$189,110	$114,341
ETFs (VictoryShares)	15,028	8,729
Separate accounts and other vehicles	86,868	47,993
Performance-based fees
Mutual funds (Victory Funds III & IV)	4,354	2,191
Separate accounts and other vehicles	21,009	47
Total investment management fees	316,369	173,301

Fund administration and distribution fees
Administration fees
Mutual funds (Victory Funds)	32,921	26,845
ETFs (VictoryShares)	1,483	1,094
Distribution fees
Separate accounts and other vehicles	1,258	—
Mutual funds (Victory Funds)	23,531	5,347
Transfer agent fees
Mutual funds (Victory Funds III)	12,427	13,015
Total fund administration and distribution fees	71,620	46,301

Total revenue	$387,989	$219,602

The following table presents balances of receivables:

(in thousands)	March 31, 2026	December 31, 2025
Customer receivables
Mutual funds (Victory Funds)	$88,430	$91,191
ETFs (VictoryShares)	5,999	5,499
Separate accounts and other vehicles	102,142	80,193
Receivables from contracts with customers	196,571	176,883
Non-customer receivables	1,013	4,258
Total receivables	$197,584	$181,141

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

NOTE 3. ACQUISITIONS

Pioneer Investments

On April 1, 2025, the Company completed the acquisition of Amundi Asset Management S.A.S ("Amundi")'s U.S. business ("Amundi US") and reintroduced the brand Pioneer Investments ("Pioneer" or "Pioneer Investments") for the acquired business and investment products ("Amundi Transaction"). Pioneer Investments is the Company's largest investment franchise, and the transaction meaningfully enhanced the Company's scale, expanded its global client base, and further diversified its investment capabilities.

In exchange for the contribution of all the shares of the Amundi US to the Company, the Company issued to Amundi (a) 3,293,471 newly issued shares of Common stock, representing 4.9% of the number of issued and outstanding shares of Common stock after giving effect to such issuance, and (b) 19,698,274 newly issued shares of Preferred stock, which, together with the shares of Common stock issued to Amundi represented in the aggregate 26.1% of the Company’s fully diluted shares after giving effect to such share issuances. Total purchase price consideration was approximately $1,326 million, settled entirely in Company shares. For further detail on the transaction consideration, refer to Note 4 in the Company's 2025 Annual Report.

Purchase Price Allocation

The Company accounted for the acquisition in accordance with Accounting Standards Codification ("ASC") 805, Business Combinations, allocating the purchase price to assets acquired and liabilities assumed based on their respective fair values at the acquisition date. The purchase price allocation was finalized during the first quarter of 2026 within the one-year measurement period prescribed by ASC 805.

Financial Results

Revenue recognized by Pioneer Investments for the quarter ended March 31, 2026 was as follows:

Three Months Ended
(in millions)	March 31, 2026
Revenue	$158

Net income attributable to Pioneer Investments for the three months ended March 31, 2026 is impractical to determine as the Company does not prepare discrete financial information at the franchise level.

The Company's consolidated financial statements for the three months ended March 31, 2026 include operating results of the Amundi US acquired company. The following unaudited pro forma figures for the three months ended March 31, 2025 give effect to the acquisition as if it had occurred on January 1, 2025 and combines the financial results of the Company and Amundi US after adjusting primarily for amortization of intangible assets and additional fixed asset depreciation that would have been expensed assuming the fair value adjustments had been applied on January 1, 2025, net of any tax impact. This unaudited information is for illustrative purposes only and should not be relied upon as indicative of historical results that would have been obtained if the acquisition had occurred on that date, nor of the results that may be obtained in the future.

	Three Months Ended March 31,
(in millions)	2026	2025
Revenue	$388	$346
Net Income	112	54

Acquisition-related and other costs

Acquisition-related costs include legal fees, advisory services, mutual fund proxy voting costs and other one-time expenses related to business combinations. The Company expensed $7.7 million and $8.8 million in acquisition-related costs in the three months ended March 31, 2026 and 2025, respectively. These amounts are included in acquisition-related costs in the Consolidated Statements of Operations.

NOTE 4. Restructuring and Integration Costs

In connection with business combinations, asset purchases and changes in business strategy, the Company incurs costs integrating investment platforms, products and personnel into existing systems, processes and service provider arrangements and restructuring the business to capture operating expense synergies.

The following table presents a rollforward of restructuring and integration liabilities, which as of March 31, 2026 and December 31, 2025 were included in accounts payable and accrued expenses on the Condensed Consolidated Balance Sheets.

Restructuring and
(in millions)	Integration Costs
Liability Balance, December 31, 2025	$5.4
Severance expense	0.2
Integration and other costs	3.0
Restructuring and integration costs	3.2
Settlement of liabilities	(4.6)
Liability Balance, March 31, 2026	$4.0

NOTE 5. SEGMENT REPORTING

ASU 2023-07, which is based on a management approach to segment reporting, establishes requirements to report segment revenue and significant expenses reported in Net income, the primary measurement used by our Chief Operating Decision Maker ("CODM") in evaluating segment performance.

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

Significant segment expenses are presented in the Condensed Consolidated Statements of Operations. Additional disaggregated significant segment expenses that are not separately presented in the Condensed Consolidated Statements of Operations are presented below:

	Three Months Ended March 31,
(in thousands)	2026	2025
Salaries, payroll related taxes and employee benefits	$38,675	$21,745
Incentive compensation	43,690	23,667
Sales-based compensation(1)	11,727	7,220
Equity awards granted to employees and directors(2)	7,412	3,504
Acquisition and transaction-related compensation	4,351	—
Total personnel compensation and benefits expense	$105,855	$56,136

	Three Months Ended March 31,
(in thousands)	2026	2025
Broker-dealer distribution fees	$22,258	$4,800
Platform distribution fees	34,542	21,611
Sub-administration	5,672	4,390
Sub-advisory	2,009	1,872
Middle-office	2,929	2,804
Total distribution and other asset-based expenses	$67,410	$35,477

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

NOTE 6. Income Taxes

The effective tax rate for the three months ended March 31, 2026 and 2025 differs from the United States federal statutory rate primarily due to state and local income taxes, excess tax benefits on share-based compensation and non-deductible expenses.

For the three months ended March 31, 2026 and 2025, the provision for income taxes was $35.7 million and $18.4 million, or 24.2% and 22.9%, of pre-tax income respectively.

No valuation allowance was recorded for deferred tax assets in the period ended March 31, 2026 and 2025.

NOTE 7. Investments

As of March 31, 2026 and December 31, 2025, the Company had investments in proprietary funds and deferred compensation plan investments. Investments in proprietary funds consist primarily of seed capital investments in certain Victory Funds. Deferred compensation plan investments include investments in affiliated and third party mutual funds held in a rabbi trust under a deferred compensation plan.

The following table presents the fair value of the Company's investments:

(in thousands)	March 31, 2026	December 31, 2025
Investments in Proprietary Funds	$654	$636
Deferred Compensation Plan Investments	82,125	98,758

Unrealized and realized gains and losses on investments in proprietary funds and deferred compensation plan investments are recorded in earnings as interest income and other income (expense).

The following table presents the unrealized gains/(losses) recognized for the three months ending March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025
Investments in Proprietary Funds	$17	$(43)
Deferred Compensation Plan Investments	(18)	381

NOTE 8. Fair Value Measurements

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

The following table presents assets and liabilities measured at fair value on a recurring basis:

	As of March 31, 2026
(in thousands)	Total	Level 1	Level 2	Level 3
Financial Assets
Money market fund	$35,158	$35,158	$-	$-
Investments in proprietary funds	654	654	-	-
Deferred compensation plan investments	82,125	82,125	-	-
Total Financial Assets	$117,937	$117,937	$-	$-
Financial Liabilities
Contingent consideration arrangements	$(51,158)	$-	$-	$(51,158)
Total Financial Liabilities	$(51,158)	$-	$-	$(51,158)

	As of December 31, 2025
(in thousands)	Total	Level 1	Level 2	Level 3
Financial Assets
Money market fund	$132,713	$132,713	$-	$-
Investments in proprietary funds	636	636	-	-
Deferred compensation plan investments	98,758	98,758	-	-
Total Financial Assets	$232,107	$232,107	$-	$-
Financial Liabilities
Contingent consideration arrangements	$(87,564)	$-	$-	$(87,564)
Total Financial Liabilities	$(87,564)	$-	$-	$(87,564)

Level 1 assets consist of money market funds and open-end mutual funds. The fair values for these assets are determined utilizing quoted market prices for identical assets.

There were no transfers between any of the Level 1, 2 and 3 categories in the fair value measurement hierarchy from December 31, 2025 to March 31, 2026. The Company recognizes transfers at the end of the reporting period.

The net carrying value of accounts receivable and accounts payable approximates fair value due to the short‑term nature of these assets and liabilities. The fair value of our long-term debt as of March 31, 2026 is considered to be its carrying value as the interest rate on the bank debt is variable and approximates current market rates. As a result, Level 2 inputs are utilized to determine the fair value of our long‑term debt.

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

In March 2026, the Company paid $39.9 million in cash to sellers for the third earn-out period. The estimated fair value of the contingent consideration payable to the sellers was $51.2 million as of March 31, 2026 and $87.6 million as of December 31, 2025.

For the three months ended March 31, 2026 and 2025, the change in the liability was an increase of $3.5 million and $3.4 million, respectively. The impact of decreasing or increasing the valuation of the contingent consideration liability is recorded in change in value of consideration payable for acquisition of business in the Consolidated Statements of Operations.

The estimated fair value for contingent consideration payable to sellers is estimated using the real options method. WestEnd net revenue growth is simulated in a risk-neutral framework to calculate expected probability-weighted earn out payments, which are then discounted from the expected payment dates at the relevant cost of debt. Significant assumptions and inputs include the WestEnd net revenue projected annual growth rate, the market price of risk, which adjusts the projected revenue growth rate to a risk-neutral expected growth rate, revenue volatility and discount rate. The market price of risk and revenue volatility are based on data for comparable companies. As the contingent consideration represents a subordinate, unsecured claim of the Company, the Company assesses a discount rate which incorporates adjustments for credit risk and the subordination of the contingent consideration

Significant inputs to the valuation of contingent consideration payable to sellers as of March 31, 2026, and December 31, 2025 are as follows and are approximate values:

	March 31, 2026	December 31, 2025
Net revenue 5 year average annual growth rate	12%	11%
Market price of risk adjustment for revenue (continuous)	4%	4%
Revenue volatility	19%	20%
Discount rate	6%	6%
Years remaining in earn out period	1.6 years	1.8 years
Undiscounted estimated remaining earn out payments $ millions	$50 - $80	$89 - $160

The following table presents the balance of the contingent consideration arrangement liabilities for the three months ended March 31, 2026:

(in thousands)	Contingent Consideration Liabilities
Balance, December 31, 2025	$87,564
WestEnd earn-out payment	(39,943)
WestEnd change in fair value measurement	3,537
Balance, March 31, 2026	$51,158

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

As of March 31, 2026 and December 31, 2025, the Company determined that the contingent payments are no longer probable of occurring and the liability for NEC contingent payments is zero.

NOTE 9. Related-Party Transactions

The Company engages in transactions with related parties in the ordinary course of business, including certain funds it manages, sponsors, and serves as a subadviser. The Company's related-party arrangements are described in Note 6, Related-Party Transactions, to the consolidated financial statements included in our 2025 Annual Report.

The table below presents balances and transactions involving related parties included in the unaudited Condensed Consolidated Balance Sheets and unaudited Condensed Consolidated Statements of Operations.

•
Included in cash and cash equivalents is cash held in the Victory Treasury Money Market Trust.
•
Included in receivables (investment management fees) are amounts due from the Victory Funds, the VictoryShares, the collective trust (the “Victory Collective Funds”), the NEC Funds and other pooled investment vehicles for investment management services.
•
Included in receivables (fund administration and distribution fees) are amounts due from the Victory Funds for fund administration services and compliance services, amounts due from the VictoryShares for fund administration services, amounts due from the Victory Funds III for transfer agent services and amounts due from the Victory Funds for sub-transfer agent services.
•
Included in prepaid expenses are amounts paid by Victory Capital Management ("VCM") that will be invoiced to the NEC Funds in subsequent periods.

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
•
All transactions with Amundi Distributor US, Inc., and Amundi and its subsidiaries are included in the balances below.

(in thousands)	March 31, 2026	December 31, 2025
Related party assets
Cash and cash equivalents	$35,158	$132,713
Receivables (investment management fees)	128,359	111,474
Receivables (fund administration and distribution fees)	26,594	25,861
Prepaid expenses	7,434	6,698
Investments (investments in proprietary funds, fair value)	654	636
Investments (deferred compensation plan investments, fair value)	81,971	97,808
Total	$280,170	$375,190

Related party liabilities
Accounts payable and accrued expenses (fund reimbursements)	$10,699	$10,903

	Three Months Ended March 31,
(in thousands)	2026	2025
Related party revenue
Investment management fees	$260,461	$132,486
Fund administration and distribution fees	71,620	46,301
Total	$332,081	$178,787

Related party expense
General and administrative	$164	$161
Distribution and other asset-based expenses	971	185
	$1,135	$346
Related party other income (expense)
Interest income and other income (expense)	$2,481	$745

NOTE 10. Debt

The following table presents the components of long-term debt in the unaudited Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025 under the Company's credit agreement ("2019 Credit Agreement").

	March 31, 2026			December 31, 2025
(in thousands)	Amount	Interest Rate	Effective Interest Rate	Amount	Interest Rate	Effective Interest Rate
Term Loans
Due September 2032	980,075	5.70%	5.89%	982,538	5.67%	5.86%
Term loan principal outstanding	980,075			982,538
Unamortized debt issuance costs	(3,865)			(4,016)
Unamortized debt discount	(8,186)			(8,508)
Long-term debt, net	$968,024			$970,014

The Company elects to use three-month Term SOFR plus a margin of 2.00% required by the 2019 Credit Agreement to pay interest on its debt.

The 2019 Credit Agreement contains customary affirmative and negative covenants, including covenants that affect, among other things, the ability of the first lien leverage ratio, measured as of the last day of each fiscal quarter on which outstanding borrowings under the revolving credit facility exceed 35.0% of the commitments thereunder (excluding certain letters of credit), of no greater than 4.00 to 1.00. As of March 31, 2026 and December 31, 2025, there were no outstanding borrowings under the revolving credit facility and the Company was in compliance with its financial performance covenant.

A total of $2.5 million of the outstanding term loans under the 2019 Credit Agreement was repaid during the three months ended March 31, 2026.

There were no repayments of outstanding term loans under the 2019 Credit Agreement during the three months ended March 31, 2025.

The following table presents the components of interest expense and other financing costs on the unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025.

	For the Three Months Ended March 31,
(in thousands)	2026	2025
Interest expense	$13,924	$16,190
Amortization of debt issuance costs	196	749
Amortization of debt discount	322	292
Amortization of deferred gain on terminated interest rate swap	(438)	(4,109)
Other	77	89
Total	$14,081	$13,211

NOTE 11. Share‑Based Compensation

Equity Incentive Plans

For a full description of the Company’s share-based compensation plans, refer to Note 15 of the Company’s financial statements as of and for the year ended December 31, 2025 included in the Company’s 2025 Annual Report. As of March 31, 2026, 1.2 million shares of Common Stock remained available for issuance under the Company's Amended and Restated 2018 Stock Incentive Plan (the “2018 Plan”).

Restricted Stock Awards

Restricted stock awards (“RSAs”) entitle the holder to receive shares of the Company’s common stock as the awards vest. Grants of RSAs can be classified as service-based, performance-based, or market-based, depending on the vesting criteria of the award. RSA activity for service-based RSAs for the three months ended March 31, 2026 is as follows:

	Restricted Stock Awards
	Three Months Ended March 31,
	2026
	Avg wtd grant-
(units in thousands)	date fair value	Units
Unvested at beginning of period	$52.00	1,142
Granted	66.69	353
Vested	44.18	(328)
Forfeited	54.98	(4)
Unvested at end of period	$58.61	1,163

Performance-Based Restricted Stock Award

On March 13, 2026, the Board of Directors approved a one-time grant of 1.3 million performance-based shares of restricted stock ("Performance Shares" or "PRSAs") to key executives under the 2018 Plan. The PRSAs vest upon achievement of four absolute stock price hurdles during a seven year measurement period commencing March 15, 2026, subject to continued employment through the applicable vesting date. A hurdle is deemed achieved when the average closing trading price equals or exceeds the applicable threshold for five consecutive trading days. Vested shares are subject to a one-year post-vesting holding requirement, and any shares that do not vest during the measurement period or prior to termination of employment will be forfeited.

The grant-date fair value of $58.4 million was determined using a Monte Carlo simulation model, with the total shares allocated equally across four tranches. A Monte Carlo simulation model requires inputs such as the risk-free interest rate, expected volatility, stock price, valuation date, and expected dividend yield. Expected volatility was estimated based on the historical volatility of the Company's common stock. The grant-date fair value also reflects a discount for post-vesting restrictions, which was measured using a market-based valuation model. Compensation expense for each tranche is recognized on a straight-line basis over the respective derived service period, which ranges from 1.38 years to 2.54 years, with no reversal if the market condition is not satisfied. Any remaining unrecognized expense is recognized immediately upon achievement of the applicable hurdle.

Share-based Compensation Expense

Share-based compensation expense is included within personnel compensation and benefits in the Consolidated Statements of Operations. The following table summarizes share-based compensation expense, related tax benefits, and the total fair value of restricted share awards vested.

	Three Months Ended March 31
in thousands	2026	2025
Share-based compensation expense	$7,412	$3,504

As of March 31, 2026, the Company expects to recognize total share-based compensation expense of $117 million.

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

The following table presents both share and dollar value information about shares withheld for net settlement of employee equity awards:

	Three Months Ended March 31,
	2026	2025
(in thousands)
Total number of shares net settled	232	156

Employee tax obligations satisfied	$14,357	$8,743
Employee stock option costs satisfied	1,688	452
Total withheld related to net settlement of equity awards	$16,045	$9,195

NOTE 12. Earnings Per Share

The following table sets forth the reconciliation of basic earnings per share and diluted earnings per share from net income for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands except per share amounts)	2026	2025
Numerator for earnings per common share:
Net income	$112,140	$61,975
Preferred stock dividends	(9,769)	-
Net income attributable to preferred stockholders	(16,846)	-
Income attributable to common stockholders for basic earnings per share(1)	$85,525	$61,975
Allocation adjustment to income attributable to preferred stockholders(2)	151	-
Income attributable to common stockholders for diluted earnings per share	$85,676	$61,975
Denominator for earnings per common share:
Basic: weighted average number of shares outstanding	63,635	63,711
Plus: Incremental shares from assumed conversion of dilutive instruments	753	1,003
Diluted: Weighted average number of shares outstanding	64,388	64,714
Earnings per share
Basic:	$1.34	$0.97
Diluted:	$1.33	$0.96

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

Outstanding instruments excluded from the computation of weighted average shares for diluted earnings per share because the effect would be anti-dilutive were de minimis for the three months ended March 31, 2026 and 2025. Holders of non-vested share-based compensation awards do not have rights to receive nonforfeitable dividends on the shares covered by the awards.

NOTE 13. DERIVATIVES

Interest Rate Swaps

In the fourth quarter of 2023, the Company monetized the gain on the floating-to-fixed interest rate swap transaction (“Swap”) entered into in 2020 to effectively fix the interest rate on $450 million of its outstanding Term Loan through the Term Loan maturity date of July 1, 2026.

The deferred gain on the termination of the Swap is being amortized on a straight-line basis through September 23, 2032 and is included in interest expense and other financing costs on the unaudited Condensed Consolidated Statements of Operations. For the three months ended March 31, 2026 and 2025, the Company recorded $0.4 million and $4.1 million, respectively, in amortization of deferred gain on Swap monetization. As of March 31, 2026 and December 31, 2025, the unamortized deferred gain on Swap monetization was $11.3 million and $11.7 million, respectively, before tax.

The following tables summarize the classification of the Swap in our unaudited condensed financial statements (in thousands):

		Three Months Ended
		March 31,
Statement of Operations	Description	2026	2025
Interest expense and other financing costs	Reclassification from AOCI – Amortization of Swap deferred gain	438	4,109

		Three Months Ended
		March 31,
Statements of Comprehensive Income	Description	2026	2025
Other comprehensive income (loss)	Amortization of deferred gain on terminated Swap, net of tax	(333)	(3,104)

NOTE 14. Accumulated Other Comprehensive Income (Loss)

The following table presents changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2026 and 2025.

	Cash Flow	Cumulative
	Hedges	Translation
(in thousands)	(1)(2)	Adjustment	Total
Balance, December 31, 2025	$8,924	$96	$9,020
Other comprehensive income (loss) before reclassification and tax	-	(59)	(59)
Tax impact	-	14	14
Reclassification adjustments, before tax	(438)	-	(438)
Tax impact	105	-	105
Net current period other comprehensive income (loss)	(333)	(45)	(378)
Balance, March 31, 2026	8,591	51	8,642
Balance, December 31, 2024	$18,853	$(170)	$18,683
Other comprehensive income (loss) before reclassification and tax	-	170	170
Tax impact	-	(42)	(42)
Reclassification adjustments, before tax	(4,109)	-	(4,109)
Tax impact	1,005	-	1,005
Net current period other comprehensive income (loss)	(3,104)	128	(2,976)
Balance, March 31, 2025	$15,749	$(42)	$15,707

(1)
Reclassifications out of AOCI(L) related to cash flow hedges are recorded in interest expense and other financing costs
(2)
On October 30, 2023, the Company terminated the Swap. The termination resulted in a $44.4 million deferred gain recorded in AOCI, before tax, and the elimination of the unrealized gain on cash flow hedge recorded in AOCI prior to the termination. The deferred gain is being amortization a straight-line basis over the remaining term of the hedged debt (through September 23, 2032). Refer to Note 13, Derivatives, for further information on the monetization of the interest rate swap gain.

NOTE 15. SUBSEQUENT EVENTS

Quarterly Cash Dividends

On May 6, 2026, the Company’s Board of Directors approved a regular quarterly cash dividend of $0.50 per share. The dividend is payable on June 25, 2026, to shareholders of record on June 10, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to the “Company,” “Victory,” or in the first-person notations of “we,” “us,” and “our” shall mean Victory Capital Holdings, Inc., a Delaware corporation, and its wholly-owned subsidiaries.

Objective

The objective of this section of the Quarterly Report on Form 10-Q is intended to provide a discussion and analysis, from management’s perspective, of the key performance indicators and material information necessary to assess our financial condition and results of operations for the three months ended March 31, 2026 and 2025 and cash flows for the three months ended March 31, 2026 and 2025. In addition, we also discuss the Company’s contractual and off-balance sheet arrangements. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Annual Report"). This discussion and analysis contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” included in the 2025 Annual Report.

Overview

Our Business – Victory is a diversified global asset management firm with total client assets of $313.1 billion, assets under management of $309.8 billion and other assets of $3.3 billion as of March 31, 2026. The Company operates a next-generation business model combining boutique investment qualities with the benefits of an integrated, centralized operating and distribution platform.

The Company provides specialized investment strategies to institutions, intermediaries, retirement platforms and individual investors with multiple autonomous Investment Franchises and a Solutions Platform. Victory Capital offers a wide array of investment products, including actively and passively managed mutual funds, rules-based and active exchange traded funds (“ETFs”), institutional separate accounts, variable insurance products (“VIPs”), alternative investments, private closed end funds, and a 529 Education Savings Plan. Victory Capital’s strategies are also offered through third-party investment products, including mutual funds, third-party ETF model strategies, retail separately managed accounts (“SMAs”) and unified managed accounts (“UMAs”) through wrap account programs, Collective Investment Trusts (“CITs”), and undertakings for the collective investment in transferable securities (“UCITS”). As of March 31, 2026, our Franchises and our Solutions Platform collectively managed a diversified set of 179 investment strategies for a wide range of institutional and retail clients and direct investors.

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

We have grown our total client assets from $17.9 billion following the management-led buyout in August 2013 to $313.1 billion at March 31, 2026. We attribute this growth to our success in sourcing acquisitions and evolving them into organic growers, generating strong investment returns, and developing institutional, retail, international, and direct investor channels with deep penetration.

Pioneer Investments - On April 1, 2025, the Company completed the transactions contemplated by the Contribution Agreement to combine Amundi’s U.S. business into the Company and reintroduced the brand Pioneer Investments for the acquired business and investment products. The addition of Pioneer Investments as the Company's largest Investment Franchise meaningfully enhances the Company's scale, expands its global client base and further diversifies its investment capabilities. The sequential results reflect Pioneer Investments as of April 1, 2025, which significantly impacted our financial results for the three months ended March 31, 2026 when compared to the comparable period. Refer to Note 3 of the consolidated financial statements for further details related to the acquisition.

Business Highlights

Assets under management:

•
AUM at March 31, 2026 decreased by $3.9 billion, or 1.3%, to $309.8 billion from $313.8 billion at December 31, 2025, driven by negative market action of $2.8 billion and net outflows of $0.7 billion. Total gross flows for the first quarter were $19.2 billion, including long-term gross flows of $18.9 billion.
•
AUM at March 31, 2026 and 2025 was $309.8 billion and $167.5 billion, respectively. We experienced $2.8 billion in negative market action for the three months ended March 31, 2026 compared to $3.2 billion in negative market action for the same period in 2025. We generated $19.2 billion in gross sales, including $18.9 billion in long-term gross sales, and $0.7 billion in total net outflows for the three months ended March 31, 2026 compared to $9.5 billion in gross sales, including $9.3 billion in long-term gross sales, and $1.2 billion in total net outflows for the same period in 2025.

Investment performance:

•
58 of our Victory Capital mutual funds and ETFs had overall Morningstar ratings of four or five stars and 68% of our fund and ETF AUM were rated four or five stars overall by Morningstar. 71% of our strategies by AUM had investment returns in excess of their respective benchmarks over a one-year period, 67% over a three-year period, 68% over a five-year period and 81% over a ten-year period. On an equal-weighted basis, 69% of our strategies have outperformed their benchmarks over a one-year period, 67% over a three-year period, 70% over a five-year period and 70% over a ten-year period.

Financial highlights:

•
Total revenue for the three months ended March 31, 2026 was $388.0 million compared to $219.6 million for the same period in 2025.
•
Net income was $112.1 million for the three months ended March 31, 2026 compared to $62.0 million for the same period in 2025.
•
Adjusted EBITDA was $204.0 million for the three months ended March 31, 2026, or 52.6% of revenue, compared to $116.4 million, or 53.0% of revenue, for the same period in 2025. Refer to “Supplemental Non-GAAP Financial Information” for further information about the Adjusted EBITDA calculation and reconciliation of generally accepted accounting principles (“GAAP”) net income to Adjusted EBITDA.
•
Adjusted Net Income with tax benefit was $153.2 million for the three months ended March 31, 2026 compared to $88.1 million for the three months ended March 31, 2025. Refer to “Supplemental Non-GAAP Financial Information” for further information about the Adjusted Net Income calculation and reconciliation of GAAP net income to Adjusted Net Income.

Key Performance Indicators

The following table is a summary of key performance indicators utilized by management to assess results of operations:

	Three Months Ended March 31,
($ in millions, except for basis points and percentages)	2026	2025
AUM at period end	$309,835	$167,468
Average AUM	318,746	173,789
Gross flows	19,181	9,486
AUM net short term flows	(197)	(44)
AUM net long term flows	(457)	(1,205)
AUM net flows	(654)	(1,249)
Total revenue	388.0	219.6
Revenue realization on average AUM	47.6 bps	51.2 bps
Net income	112.1	62.0
Adjusted EBITDA(1)	204.0	116.4
Adjusted EBITDA Margin(2)	52.6%	53.0%
Adjusted Net Income(1)	142.7	78.0
Tax benefit of goodwill and acquired intangibles(3)	10.5	10.1
Adjusted net income with tax benefit per diluted share(4)	$1.82	$1.36

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
(4)
The Company includes participating securities in its computation of adjusted earnings per diluted share, including shares of series A Non-Voting Convertible Preferred stock for the three months ended March 31, 2026.

The following table presents a reconciliation of our total client assets(1) as of the dates indicated:

	Three Months Ended March 31,
(in millions)	2026	2025
Beginning AUM	$313,775	$171,930
Beginning other assets	2,846	4,165
Beginning total client assets	316,621	176,096

AUM net cash flows	(654)	(1,249)
Other assets net cash flows	390	(277)
Total client assets net cash flows	(264)	(1,526)

AUM market appreciation (depreciation)	(2,797)	(3,172)
Other assets market appreciation (depreciation)	32	78
Total client assets market appreciation (depreciation)	(2,765)	(3,094)

AUM realizations and distributions	(456)	(21)
Acquired & divested assets / Net transfers	(33)	(20)

Ending AUM	309,835	167,468
Ending other assets	3,268	3,967
Ending total client assets	313,103	171,435
Average total client assets	321,784	177,849

(1)
Includes low-fee (2 to 4 bps) institutional assets, previously reported in the Solutions asset class within the by asset class table and in Separate Accounts and Other Pooled Vehicles within the by vehicle table. These assets are included as part of Victory’s Regulatory Assets Under Management reported in Form ADV Part 1.

The following table presents a reconciliation of our total AUM(1) as of the dates indicated:

	Three Months Ended March 31,
(in millions)	2026	2025
Beginning AUM	$313,775	$171,930
Gross client cash inflows	19,181	9,486
Gross client cash outflows	(19,835)	(10,736)
Net client cash flows	(654)	(1,249)
Market appreciation (depreciation)	(2,797)	(3,172)
Realizations and distributions	(456)	(21)
Acquired & divested assets / Net transfers	(33)	(20)
Ending AUM	309,835	167,468
Average AUM	318,746	173,789

(1)
Total AUM includes both discretionary assets under management and non-discretionary assets under advisement and excludes other assets.

The following table presents a reconciliation of our other assets (institutional)(1) as of the dates indicated:

	Three Months Ended March 31,
(in millions)	2026	2025
Beginning other assets (institutional)	$2,846	$4,165
Gross client cash inflows	627	—
Gross client cash outflows	(237)	(277)
Net client cash flows	390	(277)
Market appreciation (depreciation)	32	78
Realizations and distributions	—	—
Acquired & divested assets / Net transfers	—	—
Ending other assets (institutional)	3,268	3,967
Average other assets (institutional)	3,039	4,060

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

The following table presents our total AUM by asset class as of the dates indicated:

	As of
	March 31,
(in millions)	2026	2025
Solutions	$92,396	$63,378
U.S. Mid Cap Equity	29,283	28,964
Fixed Income	79,716	24,157
Global / Non-U.S. Equity	31,473	18,334
U.S. Small Cap Equity	10,535	13,182
U.S. Large Cap Equity	59,798	13,104
Alternative Investments	3,033	2,945
Total Long-Term Assets	$306,235	$164,064
Money Market & Short-Term Assets	3,599	3,404
Total AUM(1)	$309,835	$167,468

(1)
Total AUM includes both discretionary assets under management and non-discretionary assets under advisement and excludes other assets.

The following tables summarize our total AUM asset flows by asset class for the periods indicated:

	U.S. Mid	U.S. Small		U.S. Large	Global /				Money
	Cap	Cap	Fixed	Cap	Non-U.S.		Alternative	Total	Market /
(in millions)	Equity	Equity	Income	Equity	Equity	Solutions	Investments	Long-term	Short-term	Total AUM(1)
For the Three Months Ended March 31, 2026
Beginning AUM	$29,993	$11,179	$80,544	$63,380	$30,680	$91,228	$3,038	$310,042	$3,733	$313,775
Gross client cash inflows	776	250	5,070	3,057	2,789	6,718	287	18,946	235	19,181
Gross client cash outflows	(2,418)	(1,329)	(5,639)	(3,956)	(1,830)	(3,960)	(270)	(19,403)	(432)	(19,835)
Net client cash flows	(1,643)	(1,079)	(569)	(899)	959	2,757	17	(457)	(197)	(654)
Market appreciation / (depreciation)	942	438	(13)	(2,632)	(140)	(1,594)	170	(2,829)	32	(2,797)
Realizations and distributions	—	—	(266)	—	—	—	(190)	(456)	—	(456)
Acquired & divested assets / Net transfers	(9)	(3)	21	(50)	(26)	5	(1)	(64)	31	(33)
Ending AUM	$29,283	$10,535	$79,716	$59,798	$31,473	$92,396	$3,033	$306,235	$3,599	$309,835
For the Three Months Ended March 31, 2025
Beginning AUM	$30,584	$14,785	$24,402	$14,148	$19,095	$62,593	$2,980	$168,586	$3,344	$171,930
Gross client cash inflows	1,098	445	928	82	2,137	4,363	256	9,309	177	9,486
Gross client cash outflows	(1,733)	(847)	(1,545)	(469)	(3,251)	(2,318)	(351)	(10,514)	(222)	(10,736)
Net client cash flows	(635)	(402)	(617)	(386)	(1,114)	2,045	(96)	(1,205)	(44)	(1,249)
Market appreciation / (depreciation)	(979)	(1,194)	328	(630)	396	(1,202)	79	(3,202)	30	(3,172)
Realizations and distributions	—	—	—	—	—	—	(21)	(21)	—	(21)
Acquired & divested assets / Net transfers	(6)	(7)	44	(27)	(44)	(57)	2	(94)	75	(20)
Ending AUM	$28,964	$13,182	$24,157	$13,104	$18,334	$63,378	$2,945	$164,064	$3,404	$167,468

(1)
Total AUM includes both discretionary assets under management and non-discretionary assets under advisement and excludes other assets.

The following table presents our total AUM by distribution channel as of the dates indicated:

	As of March 31,
	2026		2025
(in millions)	Amount	% of total	Amount	% of total
Investor	$60,190	19%	$57,170	34%
Non-US	55,049	18%	5,670	3%
Institutional	78,428	25%	33,485	20%
Retail	116,168	38%	71,143	43%
Total AUM(1)(2)	$309,835	100%	$167,468	100%

(1)
The allocation of AUM by distribution channel involves the use of estimates and the exercise of judgment.
(2)
Total AUM includes both discretionary assets under management and non-discretionary assets under advisement and excludes other assets.

The following table presents our total AUM by region as of the dates indicated:

	As of March 31,
	2026		2025
(in millions)	Amount	% of total	Amount	% of total
U.S.	$254,786	82%	$161,798	97%
Non-U.S.	55,049	18%	5,670	3%
Total AUM(1)	$309,835	100%	$167,468	100%

(1)
Total AUM includes both discretionary assets under management and non-discretionary assets under advisement and excludes other assets.

The following tables summarize our asset flows by vehicle for the periods indicated:

			Separate
			Accounts and
			Other Pooled
(in millions)	Mutual Funds(1)	ETFs(2)	Vehicles(3)	Total AUM(4)
Three Months Ended March 31, 2026
Beginning AUM	$172,203	$15,049	$126,523	$313,775
Gross client cash inflows	7,793	1,770	9,618	19,181
Gross client cash outflows	(11,372)	(464)	(7,999)	(19,835)
Net client cash flows	(3,579)	1,306	1,619	(654)
Market appreciation (depreciation)	(849)	79	(2,027)	(2,797)
Realizations and distributions	—	—	(456)	(456)
Acquired & divested assets / Net transfers	—	(33)	—	(33)
Ending AUM	$167,775	$16,401	$125,659	$309,835
Three Months Ended March 31, 2025
Beginning AUM	$113,645	$7,508	$50,777	$171,930
Gross client cash inflows	3,323	3,061	3,102	9,486
Gross client cash outflows	(6,328)	(251)	(4,156)	(10,736)
Net client cash flows	(3,006)	2,810	(1,053)	(1,249)
Market appreciation (depreciation)	(2,243)	(50)	(880)	(3,172)
Realizations and distributions	—	—	(21)	(21)
Acquired & divested assets / Net transfers	(5)	(15)	—	(20)
Ending AUM	$108,392	$10,253	$48,823	$167,468

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

March 31, 2026 AUM compared to December 31, 2025 AUM. At March 31, 2026, our total AUM was $309.8 billion, a decrease of $3.9 billion, or 1.3%, from $313.8 billion at December 31, 2025, primarily due to negative market action of $2.8 billion and net outflows of $0.7 billion.

Net outflows were driven by our U.S. mid cap, U.S. small cap, and U.S. large cap equity strategies as well as our fixed income strategies of $1.6 billion, $1.1 billion, $0.9 billion, and $0.6 billion, respectively, partially offset by net inflows from our global non-U.S. equity strategies and Solutions platform of $1.0 billion and $2.8 billion, respectively.

GAAP Results of Operations

The following table presents our GAAP results of operations for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,		Change
(in thousands, except per share data)	2026	2025	$	%
Revenue
Investment management fees	$316,369	$173,301	$143,068	83%
Fund administration and distribution fees	71,620	46,301	25,319	55%
Total revenue	387,989	219,602	168,387	77%

Expenses
Personnel compensation and benefits	105,855	56,136	49,719	89%
Distribution and other asset-based expenses	67,410	35,477	31,933	90%
General and administrative	20,615	14,328	6,287	44%
Depreciation and amortization	20,576	7,432	13,144	177%
Change in value of consideration payable for acquisition of business	3,537	3,406	131	4%
Acquisition-related costs	7,658	8,750	(1,092)	-12%
Restructuring and integration costs	3,153	1,165	1,988	171%
Total operating expenses	228,804	126,694	102,110	81%

Income from operations	159,185	92,908	66,277	71%

Other income (expense)
Interest income and other income	2,756	704	2,052	291%
Interest expense and other financing costs	(14,081)	(13,211)	(870)	7%
Total other expense, net	(11,325)	(12,507)	1,182	-9%

Income before income taxes	147,860	80,401	67,459	84%

Income tax expense	(35,720)	(18,426)	(17,294)	94%

Net income	$112,140	$61,975	$50,165	81%
Preferred stock dividends	(9,769)	—
Net income attributable to preferred stockholders	(16,846)	—
Net income attributable to common stockholders	$85,525	$61,975		38%

Earnings per share of common stock
Basic	$1.34	$0.97
Diluted	$1.33	$0.96

Weighted average number of shares outstanding
Basic	63,635	63,711
Diluted	64,388	64,714

Dividends declared per share of common stock	$0.49	$0.47

Investment Management Fees

Investment management fees increased by $143.1 million, or 82.6%, to $316.4 million for the three months ended March 31, 2026 from $173.3 million for the same period in 2025 due to an increase in average AUM year over year. Average AUM was $318.7 billion for the three months ended March 31, 2026 compared to $173.8 billion for the same period in 2025.

Fund Administration and Distribution Fees

Fund administration and distribution fees increased by $25.3 million, or 54.7%, to $71.6 million for the three months ended March 31, 2026 from $46.3 million for the same period in 2025 primarily due to an increase in fund administration fees as a result of higher mutual fund average net assets.

Personnel Compensation and Benefits

The following table presents the components of GAAP personnel compensation and benefits expense for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025
Salaries, payroll related taxes and employee benefits	$38,675	$21,745
Incentive compensation	43,690	23,667
Sales-based compensation(1)	11,727	7,220
Equity awards granted to employees and directors(2)	7,412	3,504
Acquisition and transaction-related compensation	4,351	—
Total personnel compensation and benefits expense	$105,855	$56,136

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

Personnel compensation and benefits were $105.9 million for the first quarter of 2026, an increase of $49.7 million, or 88.6%, from $56.1 million for the same period in 2025. Salaries, payroll related taxes and employee benefits expense, incentive compensation expense, sales-based compensation, and equity awards granted to employees and directors increased $16.9 million, $20.0 million, $4.5 million, and $3.9 million, respectively, primarily due to an expanded business. Acquisition and transaction-related compensation increased $4.4 million due to an increase contingent payment compensation expense.

Distribution and Other Asset‑Based Expenses

The following table presents the components of distribution and other asset-based expenses for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025
Broker-dealer distribution fees	$22,258	$4,800
Platform distribution fees	34,542	21,611
Sub-administration	5,672	4,390
Sub-advisory	2,009	1,872
Middle-office	2,929	2,804
Total distribution and other asset-based expenses	$67,410	$35,477

Distribution and other asset-based expenses were $67.4 million for the three months ended March 31, 2026, compared to $35.5 million for the same period in 2025. The increase of $31.9 million, or 90.0% was primarily due to higher broker-dealer and platform distribution fees over the comparable period as a result of higher average AUM and an expanded business.

General and Administrative

General and administrative expenses were $20.6 million for the three months ended March 31, 2026 compared to $14.3 million for the same period in 2025. The increase of $6.3 million, or 43.9%, was primarily due to increases in professional fees and technology related expenses.

Depreciation and Amortization

Depreciation and amortization increased $13.2 million, or 176.9%, to $20.6 million for the three months ended March 31, 2026 from $7.4 million for the same period in 2025, primarily due to the amortization of definite-lived intangible assets associated with the Amundi US acquisition.

Change in Value of Consideration Payable for Acquisition of Business

The change in value of consideration payable for acquisition of business increased $0.1 million as a result of an increase of $3.5 million in the fair value of contingent consideration associated with the WestEnd Acquisition for the three months ended March 31, 2026 compared to an increase of $3.4 million for the three months ended March 31, 2025. Refer to Note 3, Acquisitions, for further details on the fair value of contingent consideration payable.

Acquisition‑Related Costs

Acquisition-related costs were $7.7 million for the three months ended March 31, 2026, compared to $8.8 million for the same period in 2025. The decrease of $1.1 million was primarily due to a decrease in legal and professional fees.

Restructuring and Integration Costs

Restructuring and integration costs for the three months ended March 31, 2026 and 2025 were $3.2 million and $1.2 million, respectively. Restructuring and integration costs for the three months ended March 31, 2026 and 2025 were primarily due to integration and conversions related costs associated with the Amundi US acquisition.

Interest Income and Other Income (Expense)

Interest income and other income/(expense) was income of $2.8 million and $0.7 million for the three months ended March 31, 2026 and 2025, respectively. The increase is primarily due to an increase in the net unrealized fair value of deferred compensation plan investments over the comparable period.

Interest Expense and Other Financing Costs

Interest expense and other financing costs increased $0.9 million to $14.1 million for the three months ended March 31, 2026, compared to $13.2 million for the same period in 2025 due a decrease in the deferred gain on the termination of the Swap. Refer to Note 13, Derivatives, for further details.

Income Tax Expense

The effective tax rate for the three months ended March 31, 2026 and 2025 was 24.2% and 22.9%, respectively. The higher effective tax rate in 2026 is mainly due to a reduction in excess tax benefits on share-based compensation and higher non-deductible expenses, partially offset by a lower state and local tax rate.

Supplemental Non‑GAAP Financial Information

We use non-GAAP performance measures to evaluate the underlying operations of our business. Due to our acquisitive nature, there are a number of acquisition and restructuring related expenses included in GAAP measures that we believe distort the economic value of our organization and we believe that many investors use this information when assessing the financial performance of companies in the investment management industry. We have included these non-GAAP measures to provide investors with the same financial metrics used by management to assess the operating performance of our Company. The non-GAAP measures we report are "Adjusted EBITDA" and "Adjusted Net Income."

The following table sets forth a reconciliation from GAAP financial measures to non-GAAP measures for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2026	2025
Reconciliation of non-GAAP financial measures:
Net income (GAAP)	$112,140	$61,975
Income tax expense	(35,720)	(18,426)
Income before income taxes	$147,860	$80,401
Interest expense(1)	13,658	12,521
Depreciation(2)	2,279	2,168
Other business taxes(3)	(555)	922
Amortization of acquisition-related intangible assets(4)	18,297	5,264
Share-based compensation(5)	3,586	1,053
Acquisition, restructuring and exit costs(6)	18,699	13,321
Debt issuance costs(7)	196	749
Adjusted EBITDA	$204,020	$116,399

	Three Months Ended March 31,
(in thousands)	2026	2025
Reconciliation of non-GAAP financial measures:
Net income (GAAP)	$112,140	$61,975
Adjustments to reflect the operating performance of the Company:
i. Other business taxes(3)	(555)	922
ii. Amortization of acquisition-related intangible assets(4)	18,297	5,264
iii. Share-based compensation(5)	3,586	1,053
iv. Acquisition, restructuring and exit costs(6)	18,699	13,321
v. Debt issuance costs(7)	196	749
Tax effect of above adjustments(8)	(9,683)	(5,327)
Adjusted Net Income	$142,680	$77,957
Tax benefit of goodwill and acquired intangibles(9)	$10,515	$10,141
Weighted average number of shares outstanding - diluted (GAAP)	64,388	64,714
Weighted average number of shares outstanding - diluted (Non-GAAP)(10)	84,341	64,714
Adjusted net income with tax benefit per diluted share	$1.82	$1.36

Adjustments made to GAAP Net Income to calculate Adjusted EBITDA and Adjusted Net Income, as applicable, are:

(1)
Adding back interest paid on debt and other financing costs, net of interest income.
(2)
Adding back depreciation on property and equipment.
(3)
Adding back other business taxes.
(4)
Adding back amortization expense on acquisition‑related intangible assets.
(5)
Adding back share-based compensation associated with equity awards in connection with acquisitions and certain one-time performance-based shares.
(6)
Adding back direct incremental costs of acquisitions, including restructuring costs. The following table presents the components of acquisition, restructuring and exit costs for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2026	2025
Acquisition-related costs	$7,658	$8,750
Restructuring and integration costs	3,153	1,165
Change in value of consideration payable for acquisition of business	3,537	3,406
Personnel compensation and benefits	4,351	—
Total acquisition, restructuring and exit costs	$18,699	$13,321

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
(10)
The Company includes participating securities in its computation of adjusted earnings per diluted share, including shares of series A Non-Voting Convertible Preferred stock for the three months ended March 31, 2026.

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

The following table shows our liquidity position as of March 31, 2026 and December 31, 2025.

	March 31,	December 31,
(in thousands)	2026	2025
Cash and cash equivalents	$75,849	$163,690
Accounts and other receivables	197,584	181,141
Undrawn commitment on credit facility	100,000	100,000
Accounts and other payables	163,967	(158,742)

We manage our cash balances in order to fund our day-to-day operations. Our accounts receivable consists primarily of investment management fees that have been earned but not yet received from clients, income and other taxes receivable, and amounts receivable from the funds. We perform a review of our receivables on a monthly basis to assess collectability. We maintained a $100.0 million revolving credit facility at March 31, 2026 and December 31, 2025 (under the 2019 Credit Agreement) which had approximately $100.0 million undrawn as of March 31, 2026 and December 31, 2025.

2019 Credit Agreement

Since 2019, the Company is a party to a credit agreement (the "2019 Credit Agreement"), which includes both a revolving credit facility (the “Revolving Facility”) with aggregate commitments of $100.0 million (with a $10.0 million sub-limit for the issuance of letters of credit) and a term loan with an aggregate principal amount of $985.0 billion (the “Repriced Term Loans”). The Revolving Facility matures on September 23, 2030 and the Repriced Term Loans mature on September 23, 2032. The Repriced Term Loans bear interest at an annual rate equal to, at the option of the Company, either SOFR plus a margin of 2.00% or an alternate base rate plus a margin of 1.00%. The 2019 Credit Agreement contains customary affirmative and negative covenants, including covenants that affect, among other things, the ability of the first lien leverage ratio, measured as of the last day of each fiscal quarter on which outstanding borrowings under the revolving credit facility exceed 35.0% of the commitments thereunder (excluding certain letters of credit), of no greater than 4.00 to 1.00. As of March 31, 2026 and December 31, 2025, there were no outstanding borrowings under the Revolving Facility and the Company was in compliance with its financial performance covenant.

Contingent Consideration

At March 31, 2026, the Company had $51.2 million in contingent consideration that is estimated to be payable over the next year resulting from the WestEnd Acquisition. For the three months ended March 31, 2026, the Company recorded an increase of $3.5 million in the contingent payment liability associated with the WestEnd Acquisition, which is included in consideration payable for acquisition of business in the unaudited Condensed Consolidated Balance Sheets. At March 31, 2026, the estimated fair value of the WestEnd Acquisition contingent payments was $51.2 million, and a maximum of $80.0 million in contingent consideration is potentially payable to sellers.

There were no other significant changes to our contractual obligations as reported in our 2025 Annual Report.

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

Cash Flows

The following table is derived from our unaudited Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net cash provided by operating activities	$120,954	$81,094
Net cash used in investing activities	16,674	(1,684)
Net cash used in financing activities	(225,398)	(30,713)

Operating Activities – Cash provided by operating activities during the three months ended March 31, 2026 was $121.0 million, compared to $81.1 million of cash provided by operating activities for the same period in 2025. The $39.9 million increase in cash provided by operating activities was primarily due to increases of $50.2 million in net income and $24.1 million in non-cash items, partially offset by a decrease of $34.4 million in working capital.

Investing Activities – Cash provided by investing activities during the three months ended March 31, 2026 was $16.7 million and consisted of net trading activity of $17.5 million offset by $0.8 million of property and equipment purchases. The nature of our trading activities is further described in Note 2, Significant Accounting Policies, to the consolidated financial statements included in our 2025 Annual Report.

Financing Activities – Cash used in financing activities during the three months ended March 31, 2026 was $225.4 million, compared to $30.7 million of cash used in financing activities for the same period in 2025. The $194.7 million increase was primarily due to higher activity and cash utilized for repurchases of common stock, net activity related to stock-based equity awards, payment of dividends, and payment of consideration for acquisition of $126.8 million, $15.2 million, $11.6 million, and $39.9 million, respectively.

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

The value of our AUM was approximately $310 billion at March 31 2026. The following table summarizes the impact to revenue of a 10% increase or decrease in the value of our AUM when applied to the strategies, products and client relationships shown below:

	Impact to Revenue of 10% change (in millions)	Weighted-Average fee rate for the three months ended March 31, 2026
Total Victory	$148.8	48 basis points
Victory Funds	104.2	62 basis points
Separate Accounts and Other Pooled Vehicles	43.3	34 basis points

Exchange Rate Risk

A portion of the accounts that we advise hold investments that are denominated in currencies other than the U.S. dollar. Assuming 10% of our AUM are invested in securities denominated in currencies other than the U.S. dollar and excluding the impact of any hedging arrangement, a 10% increase or decrease in the value of the U.S. dollar would increase or decrease the fair value of our AUM by approximately $3.1 billion, which would cause an annualized increase or decrease in revenues of approximately $15.1 million.

Interest Rate Risk

At March 31, 2026, we were exposed to interest rate risk as a result of the amounts outstanding under the 2019 Credit Agreement, as amended. Refer to Note 10, Debt, for a description of the amounts outstanding as of such date and the applicable interest rate.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) at March 31, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

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

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the risk factors previously disclosed in our 2025 Annual Report as filed with the SEC and the information contained in this report. The declaration, payment and determination of the amount of our quarterly dividends may change at any time. In making decisions regarding our quarterly dividends, we consider general economic and business conditions, our strategic plans and prospects, our businesses and investment opportunities, our financial condition and operating results, working capital requirements and anticipated cash needs, contractual restrictions (including under the terms of our 2019 Credit Agreement as amended) and legal, tax, regulatory and such other factors as we may deem relevant. There have been no material changes to the risk factors in our 2025 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer purchases of equity securities.

The following table sets out information regarding purchases of equity securities by the Company for the three months ended March 31, 2026.

Period	Total Number of Shares of Common Stock Purchased (1)	Average Price Paid Per Share of Common Stock	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value That May Yet Be Purchased Under Outstanding Plans or Programs (in millions) (2)
Jan 1-31, 2026	86,414	$66.94	74,265	$299.7
Feb 1-28, 2026	650,998	74.55	630,187	252.7
March 1-31, 2026	1,289,780	68.97	1,091,145	177.4
Total	2,027,192	$70.68	1,795,597

(1)
Includes shares surrendered for taxes related to stock option exercises and vesting of restricted stock awards.
(2)
In December 2024, the Company’s Board of Directors approved a new share repurchase program (the “2025 Share Repurchase Program”) authorizing the repurchase of up to $200.0 million of the Company’s Common Stock through December 31, 2026. On August 7, 2025, the Board authorized an increase in the 2025 Share Repurchase Program from $200.0 million to up to $500.0 million through December 31, 2027. Under the 2025 Share Repurchase Program, the Company may purchase its shares from time to time in privately negotiated transactions, through block trades, pursuant to open market purchases, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the SEC. The amount and timing of purchases under the 2025 Share Repurchase Program will depend on a number of factors including the price and availability of the Company’s shares, trading volume, capital availability, Company performance and general economic and market conditions. The 2025 Share Repurchase Program can be suspended or discontinued at any time. During the fourth quarter of 2025, the Company adopted a Rule 10b5-1 trading plan intended to facilitate repurchases of its common stock under its previously authorized 2025 Share Repurchase Program.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

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
101

The following information formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2026 and 2025, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025, (v) Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2026 and 2025; (vi) Notes to Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2026 and 2025.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of May, 2026.

VICTORY CAPITAL HOLDINGS, INC.

By:	/s/ MICHAEL D. POLICARPO
	Name:	Michael D. Policarpo
	Title:	President, Chief Financial Officer and Chief Administrative Officer