Form 10-Q
period 2026-06-30
Victory Capital Holdings, Inc.
filed 2026-08-06
CIK 1570827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

The number of outstanding shares of the registrant’s Common Stock, par value $0.01 per share as of July 31, 2026 was 61,509,572.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except per share data)

	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$70,126	$163,690
Receivables	244,330	181,141
Prepaid expenses	22,422	16,071
Investments, at fair value	91,672	99,394
Property and equipment, net	21,418	23,833
Goodwill	1,235,940	1,235,940
Other intangible assets, net	2,441,447	2,477,617
Operating lease right-of-use assets	46,610	48,650
Other assets	1,256	1,514
Total assets	$4,175,221	$4,247,850

Liabilities and stockholders' equity
Accounts payable and accrued expenses	$77,525	$72,387
Accrued compensation and benefits	85,499	86,355
Consideration payable for acquisition of business	53,199	87,564
Deferred tax liability, net	492,135	479,792
Operating lease liabilities	44,165	45,610
Other liabilities	79,662	81,399
Long-term debt, net	967,974	970,014
Total liabilities	1,800,159	1,823,121

Stockholders' equity
Common stock, $0.01 par value per share: 2026 - 600,000 shares authorized, 88,554 shares issued and 61,561 shares outstanding; 2025 - 600,000 shares authorized, 87,867 shares issued and 64,150 shares outstanding;	886	879
Preferred stock, $0.01 par value per share: 2026 - 100,000 shares authorized, 20,037 shares issued and outstanding; 2025 - 100,000 shares authorized, 19,937 shares issued and outstanding	200	199
Additional paid-in capital	2,128,399	2,102,938
Treasury stock, at cost: 2026 - 26,993 shares; 2025 - 23,717 shares	(1,028,046)	(786,008)
Accumulated other comprehensive income	7,033	9,020
Retained earnings	1,266,590	1,097,701
Total stockholders' equity	2,375,062	2,424,729
Total liabilities and stockholders' equity	$4,175,221	$4,247,850

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Investment management fees	$362,243	$282,306	$678,612	$455,607
Fund administration and distribution fees	73,118	68,906	144,738	115,207
Total revenue	435,361	351,212	823,350	570,814

Expenses
Personnel compensation and benefits	125,500	108,918	231,355	165,054
Distribution and other asset-based expenses	68,590	62,039	136,000	97,516
General and administrative	22,915	23,381	43,530	37,709
Depreciation and amortization	20,585	21,794	41,161	29,226
Change in value of consideration payable for acquisition of business	2,041	1,092	5,578	4,498
Acquisition-related costs	(653)	25,780	7,005	34,530
Restructuring and integration costs	2,634	13,994	5,787	15,159
Total operating expenses	241,612	256,998	470,416	383,692
Income from operations	193,749	94,214	352,934	187,122

Other income (expense)
Interest income and other income	7,721	6,006	10,477	6,710
Interest expense and other financing costs	(12,192)	(13,234)	(26,273)	(26,445)
Loss on debt extinguishment	(2,028)	—	(2,028)	—
Total other income (expense), net	(6,499)	(7,228)	(17,824)	(19,735)

Income before income taxes	187,250	86,986	335,110	167,387

Income tax expense	(47,846)	(28,252)	(83,566)	(46,678)

Net income	$139,404	$58,734	$251,544	$120,709
Preferred stock dividends	(10,018)	(9,673)	(19,788)	(9,673)
Net income attributable to preferred stockholders	(23,969)	(2,985)	(40,743)	(5,334)
Net income attributable to common stockholders	$105,417	$46,076	$191,013	$105,702

Earnings per share of common stock
Basic	$1.70	$0.69	$3.04	$1.61
Diluted	$1.68	$0.68	$3.01	$1.59

Weighted average number of shares outstanding
Basic	62,151	67,239	62,889	65,484
Diluted	62,782	67,980	63,593	66,358

Dividends declared per share of common stock	$0.50	$0.49	$0.99	$0.96

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$139,404	$58,734	$251,544	$120,709

Other comprehensive income (loss), net of tax
Net amortization of deferred gain on terminated cash flow hedges	(1,609)	(3,145)	(1,942)	(6,249)
Net unrealized income (loss) on foreign currency translation	-	217	(45)	345
Total other comprehensive income (loss), net of tax	(1,609)	(2,928)	(1,987)	(5,904)

Comprehensive income	$137,795	$55,806	$249,557	$114,805

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In thousands)

	Shares			Stockholders' Equity
	Preferred Stock	Common Stock	Treasury Stock	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In-Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance, December 31, 2025	19,937	87,867	(23,717)	$199	$879	$(786,008)	$2,102,938	$9,020	$1,097,701	$2,424,729
Issuance of common stock	-	1	-	-	-	-	157	-	-	157
Repurchase of shares	-	-	(1,796)	-	-	(128,303)	-	-	-	(128,303)
Shares withheld related to net settlement of equity awards	-	-	(232)	-	-	(16,045)	-	-	-	(16,045)
Vesting of restricted share grants	-	328	-	-	3	-	(3)	-	-	-
Exercise of options	-	193	-	-	2	-	1,688	-	-	1,690
Other comprehensive loss	-	-	-	-	-	-	-	(378)	-	(378)
Share-based compensation	-	-	-	-	-	-	7,412	-	-	7,412
Conversion of common stock to preferred stock (1)	100	-	(100)	1	-	-	(1)	-	-	-
Dividends paid	-	-	-	-	-	-	-	-	(41,565)	(41,565)
Net income	-	-	-	-	-	-	-	-	112,140	112,140
Balance, March 31, 2026	20,037	88,389	(25,845)	$200	$884	$(930,356)	$2,112,191	$8,642	$1,168,276	$2,359,837
Issuance of common stock	-	1	-	$-	$-	$-	$70	$-	$-	$70
Repurchase of shares	-	-	(1,079)	-	-	(92,297)	-	-	-	(92,297)
Shares withheld related to net settlement of equity awards	-	-	(69)	-	-	(5,393)	-	-	-	(5,393)
Vesting of restricted share grants	-	119	-	-	1	-	(1)	-	-	-
Exercise of options	-	45	-	-	1		363	-	-	364
Other comprehensive loss	-	-	-	-	-	-	-	(1,609)	-	(1,609)
Share-based compensation	-	-	-	-	-	-	15,776	-	-	15,776
Conversion of common stock to preferred stock	-	-	-	-	-	-	-	-	-	-
Dividends paid	-	-	-	-	-	-	-	-	(41,090)	(41,090)
Net income	-	-	-	-	-	-	-	-	139,404	139,404
Balance, June 30, 2026	20,037	88,554	(26,993)	$200	$886	$(1,028,046)	$2,128,399	$7,033	1,266,590	$2,375,062
(1) Pursuant to the terms set forth in the Shareholder Agreement, the Company issued to Amundi shares of Preferred stock in exchange for an equal number of shares of Common stock.

	Shares			Stockholders' Equity
	Preferred Stock	Common Stock	Treasury Stock	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In-Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance, December 31, 2024	-	83,948	(20,295)	$-	$839	$(574,856)	$752,371	$18,683	$924,600	$1,121,637
Issuance of common stock	-	1	-	-	-	-	96	-	-	96
Repurchase of shares	-	-	-	-	-	-	-	-	-	-
Shares withheld related to net settlement of equity awards	-	-	(156)	-	-	(9,195)	-	-	-	(9,195)
Vesting of restricted share grants	-	384	-	-	4	-	(4)	-	-	-
Exercise of options	-	43	-	-	1	-	452	-	-	453
Other comprehensive loss	-	-	-	-	-	-	-	(2,976)	-	(2,976)
Share-based compensation	-	-	-	-	-	-	3,505	-	-	3,505
Dividends paid	-	-	-	-	-	-	-	-	(30,929)	(30,929)
Net income	-	-	-	-	-	-	-	-	61,975	61,975
Balance, March 31, 2025	-	84,376	(20,451)	$-	$844	$(584,051)	$756,420	$15,707	$955,646	$1,144,566
Issuance of common stock	-	2	-	$-	$-	$-	$424	$-	$-	$424
Repurchase of shares	-	-	(342)	-	-	(21,376)	-	-	-	(21,376)
Repurchased shares pending settlement							(4,181)			(4,181)
Shares withheld related to net settlement of equity awards	-	-	(30)	-	-	(1,817)	-	-	-	(1,817)
Vesting of restricted share grants	-	29	-	-	-	-	-	-	-	-
Exercise of options	-	49	-	-	-	-	407	-	-	407
Other comprehensive loss	-	-	-	-	-	-	-	(2,928)	-	(2,928)
Share-based compensation	-	-	-	-	-	-	5,658	-	-	5,658
Issuance of stock in connection with the acquisition of Amundi US	19,742	3,293	-	197	33	-	1,328,109	-	-	1,328,339
Dividends paid	-	-	-	-	-	-	-	-	(42,701)	(42,701)
Net income	-	-	-	-	-	-	-	-	58,734	58,734
Balance, June 30, 2025	19,742	87,749	(20,823)	$197	$877	$(607,244)	$2,086,837	$12,779	$971,679	$2,465,125

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income	$251,544	$120,709
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	12,971	19,443
Depreciation and amortization	41,161	29,226
Deferred financing costs, accretion expense and derivative gains/losses	(1,557)	(6,172)
Share-based and deferred compensation	41,340	17,638
Change in fair value of contingent consideration obligations	5,578	4,498
Unrealized appreciation on investments	(7,932)	(3,503)
Noncash lease expense	171	202
Loss on debt extinguishment	2,028	—
Changes in operating assets and liabilities:
Receivables	(63,189)	(58,970)
Prepaid expenses	(6,351)	2,067
Other assets	170	1,331
Accounts payable and accrued expenses	3,404	(1,361)
Accrued compensation and benefits	(3,068)	(27,697)
Other liabilities	(19,891)	(22,909)
Net cash provided by operating activities	256,379	74,502

Cash flows from investing activities
Purchases of property and equipment	(2,087)	(2,479)
Purchases of investments	(47,845)	(30,400)
Sales of investments	63,499	57,423
Cash acquired from acquisition	-	53,572
Net cash provided by investing activities	13,567	78,116

Cash flows from financing activities
Issuance of common stock	2,281	1,380
Repurchase of common stock	(218,673)	(26,415)
Payments of taxes related to net share settlement of equity awards	(19,224)	(9,581)
Payment of debt financing fees	(309)	—
Payments of long-term senior debt	(311,506)	—
Proceeds from long-term senior debt	306,581	—
Payment of dividends	(82,655)	(73,630)
Payment of consideration for acquisition	(39,943)	(63,733)
Net cash used in financing activities	(363,448)	(171,979)

Effect of changes of foreign exchange rate on cash and cash equivalents	(62)	500

Net decrease in cash and cash equivalents	(93,564)	(18,861)
Cash and cash equivalents, beginning of period	163,690	126,731
Cash and cash equivalents, end of period	$70,126	$107,870

Supplemental cash flow information
Cash paid for interest	$27,760	$33,361
Cash paid for income taxes	74,667	43,338
Noncash items
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$2,228	$34,992
Non-Cash investing and financing activities:
Issuance of 3.3 million shares of Common stock and 19.7 million shares of Preferred stock in connection with the acquisition of Amundi US	$-	$1,328,339

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

In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the financial condition, results of operations, and cash flows for the interim periods presented. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

No other recently adopted or issued accounting standards had, or will have, a material impact on our unaudited condensed consolidated financial statements.

NOTE 2. REVENUE RECOGNITION

In accordance with the revenue recognition standard requirements, the following table disaggregates our revenue by type and product:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Investment management fees
Mutual funds (Victory Funds)	$195,214	$175,308	$384,324	$289,649
ETFs (VictoryShares)	15,892	9,834	30,920	18,563
Separate accounts and other vehicles	91,102	78,103	177,970	126,096
Performance-based fees
Mutual funds (Victory Funds III & IV)	4,134	1,607	8,488	3,798
Separate accounts and other vehicles	55,901	17,454	76,910	17,501
Total investment management fees	$362,243	$282,306	$678,612	$455,607

Fund administration and distribution fees
Administration fees
Mutual funds (Victory Funds)	33,906	32,333	66,827	59,178
ETFs (VictoryShares)	1,603	1,218	3,086	2,312
Distribution fees
Separate accounts and other vehicles	1,129	1,033	2,387	1,033
Mutual funds (Victory Funds)	24,270	21,552	47,801	26,899
Transfer agent fees
Mutual funds (Victory Funds III)	12,210	12,770	24,637	25,785
Total fund administration and distribution fees	$73,118	$68,906	$144,738	$115,207

Total revenue	$435,361	$351,212	$823,350	$570,814

The following table presents balances of receivables:

(in thousands)	June 30, 2026	December 31, 2025
Customer receivables
Mutual funds (Victory Funds)	$90,026	$91,191
ETFs (VictoryShares)	6,615	5,499
Separate accounts and other vehicles	142,078	80,193
Receivables from contracts with customers	238,719	176,883
Non-customer receivables	5,611	4,258
Total receivables	$244,330	$181,141

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

Financial Results

Revenue recognized by Pioneer Investments for the three and six months ended June 30, 2026 was as follows:

	Three Months Ended	Six Months Ended
(in millions)	June 30, 2026	June 30, 2026
Revenue	$204	$362

Net income attributable to Pioneer Investments for the three and six months ended June 30, 2026 is impractical to determine as the Company does not prepare discrete financial information at the franchise level.

The Company's unaudited condensed consolidated financial statements for the three and six months ended June 30, 2026 include operating results of the Amundi US acquired company. The following unaudited pro forma figures for the three and six months ended June 30, 2025 give effect to the acquisition as if it had occurred on January 1, 2025 and combines the financial results of the Company and Amundi US after adjusting primarily for amortization of intangible assets and additional fixed asset depreciation that would have been expensed assuming the fair value adjustments had been applied on January 1, 2025, net of any tax impact. This unaudited information is for illustrative purposes only and should not be relied upon as indicative of historical results that would have been obtained if the acquisition had occurred on that date, nor of the results that may be obtained in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Revenue	$435	$351	$823	$697
Net Income	$139	$59	$252	$113

Acquisition-related and other costs

Acquisition-related costs include legal fees, advisory services, mutual fund proxy voting costs and other one-time expenses related to business combinations. For the three and six months ended June 30, 2026, the Company recognized a net credit of $0.7 million and $7.0 million of expense, respectively, in acquisition-related costs. The Company expensed $25.8 million and $34.5 million in acquisition-related costs in the three and six months ended June 30, 2025, respectively. These amounts are included in acquisition-related costs in the unaudited Condensed Consolidated Statements of Operations.

NOTE 4. Restructuring and Integration Costs

In connection with business combinations, asset purchases and changes in business strategy, the Company incurs costs integrating investment platforms, products and personnel into existing systems, processes and service provider arrangements and restructuring the business to capture operating expense synergies.

The following table presents a rollforward of restructuring and integration liabilities, which as of June 30, 2026 and December 31, 2025 were included in accounts payable and accrued expenses on the unaudited Condensed Consolidated Balance Sheets.

Restructuring and
(in millions)	Integration Costs
Liability Balance, December 31, 2025	$5.4
Severance expense	0.5
Integration and other costs	5.3
Restructuring and integration costs	5.8
Settlement of liabilities	(4.9)
Liability Balance, June 30, 2026	$6.3

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

Significant segment expenses are presented in the unaudited Condensed Consolidated Statements of Operations. Additional disaggregated significant segment expenses that are not separately presented in the unaudited Condensed Consolidated Statements of Operations are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Salaries, payroll related taxes and employee benefits	$39,267	$41,407	$77,942	$63,152
Incentive compensation	55,692	38,116	99,382	61,783
Sales-based compensation(1)	10,071	10,612	21,798	17,832
Equity awards granted to employees and directors(2)	15,776	5,658	23,188	9,162
Acquisition and transaction-related compensation	4,694	13,125	9,045	13,125
Total personnel compensation and benefits expense	$125,500	$108,918	$231,355	$165,054

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Broker-dealer distribution fees	$22,862	$20,833	$45,120	$25,633
Platform distribution fees	34,552	31,444	69,094	53,055
Sub-administration	5,855	5,274	11,527	9,664
Sub-advisory	2,187	1,678	4,196	3,550
Middle-office	3,134	2,810	6,063	5,614
Total distribution and other asset-based expenses	$68,590	$62,039	$136,000	$97,516

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

NOTE 6. Income Taxes

The effective tax rate for the three and six months ended June 30, 2026 and 2025 differs from the United States federal statutory rate primarily due to state and local income taxes, excess tax benefits on share-based compensation and non-deductible expenses.

For the three months ended June 30, 2026 and 2025, the provision for income taxes was $47.8 million and $28.3 million, or 25.6% and 32.5%, of pre-tax income, respectively. For the six months ended June 30, 2026 and 2025, the provision for income taxes was $83.6 million and $46.7 million, or 24.9% and 27.9% of pre-tax income, respectively.

The effective tax rates for the three and six months ended June 30, 2026 were lower than the effective tax rates for the same periods in 2025 primarily due to a decrease in non-deductible expenses and the state and local tax rate, partially offset by decreased excess tax benefits on share-based compensation.

No valuation allowance was recorded for deferred tax assets in the period ended June 30, 2026, and 2025.

NOTE 7. Investments

As of June 30, 2026 and December 31, 2025, the Company had investments in proprietary funds and deferred compensation plan investments. Investments in proprietary funds consist primarily of seed capital investments in certain Victory Funds. Deferred compensation plan investments include investments in affiliated and third party mutual funds held in a rabbi trust under a deferred compensation plan.

The following table presents the fair value of the Company's investments:

(in thousands)	June 30, 2026	December 31, 2025
Investments in Proprietary Funds	$722	$636
Deferred Compensation Plan Investments	90,950	98,758

Unrealized and realized gains and losses on investments in proprietary funds and deferred compensation plan investments are recorded in earnings as interest income and other income (expense).

The following table presents the unrealized gains/(losses) recognized during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Investments in Proprietary Funds	$67	$41	$84	$(2)
Deferred Compensation Plan Investments	6,217	3,052	6,199	3,433

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

The following table presents assets and liabilities measured at fair value on a recurring basis:

	As of June 30, 2026
(in thousands)	Total	Level 1	Level 2	Level 3
Financial Assets
Money market fund	$29,889	$29,889	$-	$-
Investments in proprietary funds	722	722	-	-
Deferred compensation plan investments	90,950	90,950	-	-
Total Financial Assets	$121,561	$121,561	$-	$-
Financial Liabilities
Contingent consideration arrangements	$(53,199)	$-	$-	$(53,199)
Total Financial Liabilities	$(53,199)	$-	$-	$(53,199)

	As of December 31, 2025
(in thousands)	Total	Level 1	Level 2	Level 3
Financial Assets
Money market fund	$132,713	$132,713	$-	$-
Investments in proprietary funds	636	636	-	-
Deferred compensation plan investments	98,758	98,758	-	-
Total Financial Assets	$232,107	$232,107	$-	$-
Financial Liabilities
Contingent consideration arrangements	$(87,564)	$-	$-	$(87,564)
Total Financial Liabilities	$(87,564)	$-	$-	$(87,564)

Level 1 assets consist of money market funds and open-end mutual funds. The fair values for these assets are determined utilizing quoted market prices for identical assets.

There were no transfers between any of the Level 1, 2 and 3 categories in the fair value measurement hierarchy from December 31, 2025 to June 30, 2026. The Company recognizes transfers at the end of the reporting period.

The net carrying value of accounts receivable and accounts payable approximates fair value due to the short‑term nature of these assets and liabilities. The fair value of our long-term debt as of June 30, 2026 is considered to be its carrying value as the interest rate on the bank debt is variable and approximates current market rates. As a result, Level 2 inputs are utilized to determine the fair value of our long‑term debt.

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

During the six months ended June 30, 2026, the Company paid $39.9 million in cash to sellers for the third earn-out period. The estimated fair value of the contingent consideration payable to the sellers was $53.2 million as of June 30, 2026 and $87.6 million as of December 31, 2025.

For the three and six months ended June 30, 2026, the change in the liability was an increase of $2.0 million and $5.6 million, respectively. For the three and six months ended June 30, 2025, the change in liability was an increase of $1.1 million and $4.5 million, respectively. The impact of decreasing or increasing the valuation of the contingent consideration liability is recorded in change in value of consideration payable for acquisition of business in the unaudited Condensed Consolidated Statements of Operations.

The estimated fair value for contingent consideration payable to sellers is estimated using the real options method. WestEnd net revenue growth is simulated in a risk-neutral framework to calculate expected probability-weighted earn out payments, which are then discounted from the expected payment dates at the relevant cost of debt. Significant assumptions and inputs include the WestEnd net revenue projected annual growth rate, the market price of risk, which adjusts the projected revenue growth rate to a risk-neutral expected growth rate, revenue volatility and discount rate. The market price of risk and revenue volatility are based on data for comparable companies. As the contingent consideration represents a subordinate, unsecured claim of the Company, the Company assesses a discount rate which incorporates adjustments for credit risk and the subordination of the contingent consideration

Significant inputs to the valuation of contingent consideration payable to sellers as of June 30 2026 and December 31, 2025 are as follows and are approximate values:

	June 30, 2026	December 31, 2025
Net revenue 5 year average annual growth rate	12%	11%
Market price of risk adjustment for revenue (continuous)	4%	4%
Revenue volatility	20%	20%
Discount rate	7%	6%
Years remaining in earn out period	1.3 years	1.8 years
Undiscounted estimated remaining earn out payments $ millions	$50 - $80	$89 - $160

The following table presents the balance of the contingent consideration arrangement liabilities for the six months ended June 30, 2026:

(in thousands)	Contingent Consideration Liabilities
Balance, December 31, 2025	$87,564
WestEnd earn-out payment	(39,943)
WestEnd change in fair value measurement	5,578
Balance, June 30, 2026	$53,199

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

As of June 30, 2026 and December 31, 2025, the Company determined that the contingent payments are no longer probable of occurring and the liability for NEC contingent payments is zero.

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

•
Included in prepaid expenses are amounts paid by Victory Capital Management ("VCM") that will be invoiced to the NEC Funds and Victory Funds in subsequent periods.
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
•
All transactions with Amundi Distributor US, Inc., and Amundi and its subsidiaries are included in the balances below.

(in thousands)	June 30, 2026	December 31, 2025
Related party assets
Cash and cash equivalents	$29,889	$132,713
Receivables (investment management fees)	171,804	111,474
Receivables (fund administration and distribution fees)	25,897	25,861
Prepaid expenses	10,684	6,698
Investments (investments in proprietary funds, fair value)	722	636
Investments (deferred compensation plan investments, fair value)	90,789	97,808
Total	$329,785	$375,190

Related party liabilities
Accounts payable and accrued expenses (fund reimbursements)	$11,512	$10,903

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Related party revenue
Investment management fees	$307,698	$233,164	$568,159	$365,649
Fund administration and distribution fees	73,118	68,906	144,738	115,207
Total	$380,816	$302,070	$712,897	$480,856

Related party expense
General and administrative	$194	$176	$358	$337
Distribution and other asset-based expenses	1,059	1,005	2,030	1,190
	$1,253	$1,181	$2,388	$1,527
Related party other income (expense)
Interest income and other income (expense)	$7,906	$5,693	$10,387	$6,438

NOTE 10. Debt

The following table presents the components of long-term debt in the unaudited Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025 under the Company's credit agreement ("2019 Credit Agreement").

	June 30, 2026			December 31, 2025
(in thousands)	Amount	Interest Rate	Effective Interest Rate	Amount	Interest Rate	Effective Interest Rate
Term Loans
Due September 2032	$977,613	5.48%	5.64%	$982,538	5.67%	5.86%
Term loan principal outstanding	977,613			982,538
Unamortized debt issuance costs	(3,144)			(8,508)
Unamortized debt discount	(6,495)			(4,016)
Long-term debt, net	$967,974			$970,014

The 2019 Credit Agreement contains customary affirmative and negative covenants, including covenants that affect, among other things, the ability of the first lien leverage ratio, measured as of the last day of each fiscal quarter on which outstanding borrowings under the revolving credit facility exceed 35.0% of the commitments thereunder (excluding certain letters of credit), of no greater than 4.00 to 1.00. As of June 30, 2026 and December 31, 2025, there were no outstanding borrowings under the revolving credit facility and the Company was in compliance with its financial performance covenant.

Debt modifications and repayments

On May 18, 2026, pursuant to the Seventh Amendment of the 2019 Credit Agreement, the Company refinanced its existing term loans (the "Existing Term Loans") with repriced term loans (the "Repriced Term Loans") which will bear interest at an annual rate equal to, at the option of the Company, either SOFR plus a margin of 1.75% or an alternate base rate plus a margin of 0.75%.

The Company elects to use three-month Term SOFR plus a margin of 1.75% required by the 2019 Credit Agreement to pay interest on its debt.

Pursuant to ASC 470-50, Debt - Modifications and Extinguishments, the Company evaluated the Repriced Term Loans on a lender-by-lender basis and accounted accordingly for debt extinguishment costs and debt modification costs (for the portion of the transaction that did not meet the accounting criteria for debt extinguishment). On the unaudited Condensed Consolidated Statement of Cash Flows, the financing cash outflows and inflows associated with this transaction were determined on a lender-by-lender basis and repayments during the three and six months ended June 30, 2026 totaled $306.6 million. During the three and six months ended June 2026, the Company incurred costs of $2.4 million related to the Seventh Amendment, of which $2.0 million was recorded as a loss on debt extinguishment and $0.4 million was recognized as general and administrative expense in the unaudited Condensed Consolidated Statement of Operations. The Company repaid an additional $2.5 million and $4.9 million of the outstanding term loans under the 2019 Credit Agreement during the three and six months ended June 30, 2026, respectively.

There were no repayments of outstanding term loans under the 2019 Credit Agreement during the three and six months ended June 30, 2025.

Interest expense and other financing costs

The following table presents the components of interest expense and other financing costs on the unaudited Condensed Consolidated Statements of Operations for the periods ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Interest expense	$13,821	$16,247	$27,745	$32,437
Amortization of debt issuance costs	185	755	381	1,504
Amortization of debt discount	295	295	617	587
Amortization of deferred gain on terminated interest rate swap	(2,118)	(4,154)	(2,556)	(8,263)
Other	9	91	86	180
Total	$12,192	$13,234	$26,273	$26,445

NOTE 11. Share‑Based Compensation

Equity Incentive Plans

For a full description of the Company’s share-based compensation plans, refer to Note 15 of the Company’s financial statements as of and for the year ended December 31, 2025 included in the Company’s 2025 Annual Report. As of June 30, 2026, 1.1 million shares of Common Stock remained available for issuance under the Company's Amended and Restated 2018 Stock Incentive Plan (the “2018 Plan”).

Restricted Stock Awards

Restricted stock awards (“RSAs”) entitle the holder to receive shares of the Company’s common stock as the awards vest. Grants of RSAs can be classified as service-based, performance-based, or market-based, depending on the vesting criteria of the award. RSA activity for service-based RSAs for the six months ended June 30, 2026 is as follows:

	Restricted Stock Awards
	Six Months Ended June 30,
	2026		2025
	Avg wtd grant-		Avg wtd grant-
(units in thousands)	date fair value	Units	date fair value	Units
Unvested at beginning of period	$52.00	1,142	$36.67	911
Granted	65.95	461	59.19	675
Vested	47.83	(447)	34.23	(413)
Forfeited	55.86	(19)	31.00	(24)
Unvested at end of period	$59.23	1,137	$50.88	1,149

Performance-Based Restricted Stock Award

In 2026, the Board of Directors approved a one-time grant of 1.3 million performance-based shares of restricted stock ("Performance Shares" or "PRSAs") to key executives under the 2018 Plan. The PRSAs vest upon achievement of four absolute stock price hurdles during a seven-year measurement period commencing on the grant date, subject to continued employment through the applicable vesting date. A hurdle is deemed achieved when the average closing trading price equals or exceeds the applicable threshold for five consecutive trading days. Vested shares are subject to a one-year post-vesting holding requirement, and any shares that do not vest during the measurement period or prior to termination of employment will be forfeited.

The grant-date fair value of $60.8 million was determined using a Monte Carlo simulation model, with the total shares allocated equally across four tranches. A Monte Carlo simulation model requires inputs such as the risk-free interest rate, expected volatility, stock price, valuation date, and expected dividend yield. Expected volatility was estimated based on the historical volatility of the Company's common stock. The grant-date fair value also reflects a discount for post-vesting restrictions, which was measured using a market-based valuation model. Compensation expense for each tranche is recognized on a straight-line basis over the respective derived service period, which ranges from 0.32 years to 2.54 years, with no reversal if the market condition is not satisfied. Any remaining unrecognized expense is recognized immediately upon achievement of the applicable hurdle.

Share-based Compensation Expense

Share-based compensation expense is included within personnel compensation and benefits in the unaudited Condensed Consolidated Statements of Operations. The following table summarizes share-based compensation expense, related tax benefits, and the total fair value of restricted share awards vested.

	Three Months Ended June 30,		Six Months Ended June 30,
in thousands	2026	2025	2026	2025
Share-based compensation expense	$15,776	$5,658	$23,188	$9,163

As of June 30, 2026, the Company expects to recognize total share-based compensation expense of $109.4 million.

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

The following table presents both share and dollar value information about shares withheld for net settlement of employee equity awards:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(in thousands)
Total number of shares net settled	69	30	301	186

Employee tax obligations satisfied	$5,030	$1,410	$19,387	$10,153
Employee stock option costs satisfied	363	407	2,051	859
Total withheld related to net settlement of equity awards	$5,393	$1,817	$21,438	$11,012

NOTE 12. Earnings Per Share

The following table sets forth the reconciliation of basic earnings per share and diluted earnings per share from net income for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands except per share amounts)	2026	2025	2026	2025
Numerator for earnings per common share:
Net income	$139,404	$58,734	$251,544	$120,709
Preferred stock dividends	(10,018)	(9,673)	(19,788)	(9,673)
Net income attributable to preferred stockholders	(23,969)	(2,985)	(40,743)	(5,334)
Income attributable to common stockholders for basic earnings per share(1)	$105,417	$46,076	$191,013	$105,702
Allocation adjustment to income attributable to preferred stockholders(2)	183	26	343	62
Income attributable to common stockholders for diluted earnings per share	$105,600	$46,102	$191,356	$105,764
Denominator for earnings per common share:
Basic: weighted average number of shares outstanding	62,151	67,239	62,889	65,484
Plus: Incremental shares from assumed conversion of dilutive instruments	631	741	704	874
Diluted: Weighted average number of shares outstanding	62,782	67,980	63,593	66,358
Earnings per share
Basic:	$1.70	$0.69	$3.04	$1.61
Diluted:	$1.68	$0.68	$3.01	$1.59

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

Outstanding instruments excluded from the computation of weighted average shares for diluted earnings per share because the effect would be anti-dilutive were de minimis for the periods ended June 30, 2026 and 2025. Holders of non-vested share-based compensation awards do not have rights to receive nonforfeitable dividends on the shares covered by the awards.

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

For the three months ended June 30, 2026 and 2025, the Company recorded $2.1 million and $4.2 million, in amortization of deferred gain on Swap monetization. For the six months ended June 30, 2026 and 2025, the Company recorded $2.6 million and $8.3 million in amortization of deferred gain on Swap monetization.

As and June 30, 2026 and December 31, 2025, the unamortized deferred gain on Swap monetization was $9.2 million and $11.7 million, respectively, before tax.

The following tables summarize the classification of the Swap in our unaudited condensed financial statements (in thousands):

		Three Months Ended		Six Months Ended
		June 30,		June 30,
Statement of Operations	Description	2026	2025	2026	2025
Interest expense and other financing costs	Reclassification from AOCI – Amortization of Swap deferred gain	2,117	4,154	2,555	8,263

		Three Months Ended		Six Months Ended
		June 30,		June 30,
Statements of Comprehensive Income	Description	2026	2025	2026	2025
Other comprehensive income (loss)	Amortization of deferred gain on terminated Swap, net of tax	(1,609)	(3,145)	(1,942)	(6,249)

NOTE 14. Accumulated Other Comprehensive Income (Loss)

The following table presents changes in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2026 and 2025.

	Cash Flow	Cumulative
	Hedges	Translation
(in thousands)	(1)(2)	Adjustment	Total
Balance, December 31, 2025	$8,924	$96	$9,020
Other comprehensive income (loss) before reclassification and tax	-	(59)	(59)
Tax impact	-	14	14
Reclassification adjustments, before tax	(2,555)	-	(2,555)
Tax impact	613	-	613
Net current period other comprehensive income (loss)	(1,942)	(45)	(1,987)
Balance, June 30, 2026	6,982	51	7,033
Balance, December 31, 2024	$18,853	$(170)	$18,683
Other comprehensive income (loss) before reclassification and tax	-	457	457
Tax impact	-	(112)	(112)
Reclassification adjustments, before tax	(8,263)	-	(8,263)
Tax impact	2,014	-	2,014
Net current period other comprehensive income (loss)	(6,249)	345	(5,904)
Balance, June 30, 2025	$12,604	$175	$12,779

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

NOTE 15. SUBSEQUENT EVENTS

Quarterly Cash Dividends

On August 5, 2026, the Company’s Board of Directors approved a regular quarterly cash dividend of $0.50 per share. The dividend is payable on September 25, 2026, to shareholders of record on September 10, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to the “Company,” “Victory,” or in the first-person notations of “we,” “us,” and “our” shall mean Victory Capital Holdings, Inc., a Delaware corporation, and its wholly-owned subsidiaries.

Objective

The objective of this section of the Quarterly Report on Form 10-Q is intended to provide a discussion and analysis, from management’s perspective, of the key performance indicators and material information necessary to assess our financial condition and results of operations for the three and six months ended June 30, 2026 and 2025 and cash flows for the six months ended June 30, 2026 and 2025. In addition, we also discuss the Company’s contractual and off-balance sheet arrangements. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Annual Report"). This discussion and analysis contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” included in the 2025 Annual Report.

Overview

Our Business – Victory is a diversified global asset management firm with total client assets of $346.1 billion, assets under management of $342.5 billion and other assets of $3.6 billion as of June 30, 2026. The Company operates a next-generation business model combining boutique investment qualities with the benefits of an integrated, centralized operating and distribution platform.

The Company provides specialized investment strategies to institutions, intermediaries, retirement platforms and individual investors with multiple autonomous Investment Franchises and a Solutions Platform. Victory Capital offers a wide array of investment products, including actively and passively managed mutual funds, rules-based and active exchange traded funds (“ETFs”), institutional separate accounts, variable insurance products (“VIPs”), alternative investments, private closed end funds, and a 529 Education Savings Plan. Victory Capital’s strategies are also offered through third-party investment products, including mutual funds, third-party ETF model strategies, retail separately managed accounts (“SMAs”) and unified managed accounts (“UMAs”) through wrap account programs, Collective Investment Trusts (“CITs”), and undertakings for the collective investment in transferable securities (“UCITS”). As of June 30, 2026, our Franchises and our Solutions Platform collectively managed a diversified set of 189 investment strategies for a wide range of institutional and retail clients and direct investors.

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

We have grown our total client assets from $17.9 billion following the management-led buyout in August 2013 to $346.1 billion at June 30, 2026. We attribute this growth to our success in sourcing acquisitions and evolving them into organic growers, generating strong investment returns, and developing institutional, retail, international, and direct investor channels with deep penetration.

Pioneer Investments - On April 1, 2025, the Company completed the transactions contemplated by the Contribution Agreement to combine Amundi’s U.S. business into the Company and reintroduced the brand Pioneer Investments for the acquired business and investment products. The addition of Pioneer Investments as the Company's largest Investment Franchise meaningfully enhances the Company's scale, expands its global client base and further diversifies its investment capabilities. The sequential results reflect Pioneer Investments as of April 1, 2025, which significantly impacted our financial results for the three and six months ended June 30, 2026 when compared to the comparable period. Refer to Note 3 of the condensed consolidated financial statements for further details related to the acquisition.

Business Highlights

Assets under management:

•
AUM at June 30, 2026 increased by $32.6 billion, or 10.5%, to $342.5 billion from $309.8 billion at March 31, 2026, driven by positive market action of $28.5 billion and net inflows of $4.1 billion. Total gross flows for the second quarter were $22.4 billion, including long-term gross flows of $22.1 billion.
•
AUM at June 30, 2026 and 2025 was $342.5 billion and $298.6 billion, respectively. We generated $22.4 billion in gross flows and $4.1 billion in net inflows for the three months ended June 30, 2026 compared to $15.7 billion in gross flows and $0.8 billion in net outflows for the same period in 2025.
•
AUM at June 30, 2026 and 2025 was $342.5 billion and $298.6 billion, respectively. We generated $41.6 billion in gross flows and $3.5 billion in net inflows for the six months ended June 30, 2026 compared to $25.2 billion in gross flows and $2.1 billion in net outflows for the same period in 2025. Net flows for the six months ended June 30, 2026 were comprised of $3.7 billion of net long-term inflows and $0.3 billion of short-term outflows.

Investment performance:

•
57 of our Victory Capital mutual funds and ETFs had overall Morningstar ratings of four or five stars and 60% of our fund and ETF AUM were rated four or five stars overall by Morningstar. 71% of our strategies by AUM had investment returns in excess of their respective benchmarks over a one-year period, 68% over a three-year period, 65% over a five-year period and 81% over a ten-year period. On an equal-weighted basis, 66% of our strategies have outperformed their benchmarks over a one-year period, 64% over a three-year period, 67% over a five-year period and 69% over a ten-year period.

Financial highlights:

•
Total revenue for the three months ended June 30, 2026 was $435.4 million compared to $351.2 million for the same period in 2025. For the six months ended June 30, 2026 and 2025, total revenue was $823.4 million and $570.8 million, respectively.
•
Net income was $139.4 million for the three months ended June 30, 2026 compared to $58.7 million for the same period in 2025. For the six months ended June 30, 2026 and 2025, net income was $251.5 million and $120.7 million, respectively.
•
Adjusted EBITDA was $242.7 million for the three months ended June 30, 2026, or 55.8% of revenue, compared to $178.5 million, or 50.8% of revenue, for the same period in 2025. For the six months ended June 30, 2026, Adjusted EBITDA was $446.7 million, or 54.3% of revenue, compared to $294.9 million, or 51.7% of revenue, for the same period in 2025. Refer to “Supplemental Non-GAAP Financial Information” for further information about the Adjusted EBITDA calculation and reconciliation of generally accepted accounting principles (“GAAP”) net income to Adjusted EBITDA.
•
Adjusted Net Income with tax benefit was $182.9 million for the three months ended June 30, 2026 compared to $132.8 million for the three months ended June 30, 2025. For the six months ended June 30, 2026, Adjusted Net Income with tax benefit was $336.1 million compared to $220.9 million for the same period in 2025. Refer to “Supplemental Non-GAAP Financial Information” for further information about the Adjusted Net Income calculation and reconciliation of GAAP net income to Adjusted Net Income.

Key Performance Indicators

The following table is a summary of key performance indicators utilized by management to assess results of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions, except for basis points and percentages)	2026	2025	2026	2025
AUM at period end	$342,450	$298,563	$342,450	$298,563
Average AUM	331,345	284,977	325,045	229,383
Gross flows	22,424	15,731	41,606	25,217
AUM net short term flows	(91)	(144)	(288)	(188)
AUM net long term flows	4,201	(660)	3,744	(1,865)
AUM net flows	4,110	(804)	3,456	(2,053)
Total revenue	435.4	351.2	823.4	570.8
Revenue realization on average AUM	47.9 bps	49.4 bps	47.7 bps	50.1 bps
Net income	139.4	58.7	251.5	120.7
Adjusted EBITDA(1)	242.7	178.5	446.7	294.9
Adjusted EBITDA Margin(2)	55.8%	50.8%	54.3%	51.7%
Adjusted Net Income(1)	172.2	122.5	314.8	200.5
Tax benefit of goodwill and acquired intangibles(3)	10.7	10.3	21.2	20.4
Adjusted net income with tax benefit per diluted share(4)	$2.21	$1.57	$4.02	$2.96

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
(4)
The Company includes participating securities in its computation of adjusted earnings per diluted share, including shares of series A Non-Voting Convertible Preferred stock for the three and six months ended June 30, 2026 and 2025.

The following table presents a reconciliation of our total client assets(1) as of the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Beginning AUM	$309,835	$167,468	$313,775	$171,930
Beginning other assets	3,268	3,967	2,846	4,165
Beginning total client assets	313,103	171,435	316,621	176,096

AUM net cash flows	4,110	(804)	3,456	(2,053)
Other assets net cash flows	—	(1,170)	390	(1,446)
Total client assets net cash flows	4,110	(1,973)	3,846	(3,499)

AUM market appreciation (depreciation)	28,510	20,247	25,713	17,075
Other assets market appreciation (depreciation)	343	253	375	331
Total client assets market appreciation (depreciation)	28,853	20,500	26,089	17,406

AUM realizations and distributions	(5)	(3)	(461)	(24)
Acquired & divested assets / Net transfers(2)	—	111,654	(33)	111,634

Ending AUM	342,450	298,563	342,450	298,563
Ending other assets	3,611	3,050	3,611	3,050
Ending total client assets	346,061	301,613	346,061	301,613
Average total client assets	334,856	288,568	328,320	233,209

(1)
Includes low-fee (2 to 4 bps) institutional assets, previously reported in the Solutions asset class within the by asset class table and in Separate Accounts and Other Pooled Vehicles within the by vehicle table. These assets are included as part of Victory’s Regulatory Assets Under Management reported in Form ADV Part 1.
(2)
Includes the impact of Pioneer Investments as of April 1, 2025, increasing the Company's AUM by $114.6 billion.

The following table presents a reconciliation of our total AUM(1) as of the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Beginning AUM	$309,835	$167,468	$313,775	$171,930
Gross client cash inflows	22,424	15,731	41,606	25,217
Gross client cash outflows	(18,314)	(16,534)	(38,150)	(27,270)
Net client cash flows	4,110	(804)	3,456	(2,053)
Market appreciation (depreciation)	28,510	20,247	25,713	17,075
Realizations and distributions	(5)	(3)	(461)	(24)
Acquired & divested assets / Net transfers(2)	—	111,654	(33)	111,634
Ending AUM	342,450	298,563	342,450	298,563
Average AUM	331,345	284,977	325,045	229,383

(1)
Total AUM includes both discretionary assets under management and non-discretionary assets under advisement and excludes other assets.
(2)
Includes the impact of Pioneer Investments as of April 1, 2025, increasing the Company's AUM by $114.6 billion.

The following table presents a reconciliation of our other assets (institutional)(1) as of the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Beginning other assets (institutional)	$3,268	$3,967	$2,846	$4,165
Gross client cash inflows	—	—	627	—
Gross client cash outflows	—	(1,170)	(237)	(1,446)
Net client cash flows	—	(1,170)	390	(1,446)
Market appreciation (depreciation)	343	253	375	331
Realizations and distributions	—	—	—	—
Acquired & divested assets / Net transfers	—	—	—	—
Ending other assets (institutional)	3,611	3,050	3,611	3,050
Average other assets (institutional)	3,511	3,591	3,275	3,826

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

The following table presents our total AUM by asset class as of the dates indicated:

	As of
	June 30,
(in millions)	2026	2025
Solutions	$105,641	$79,988
U.S. Mid Cap Equity	31,285	31,643
Fixed Income	83,412	79,752
Global / Non-U.S. Equity	37,441	25,576
U.S. Small Cap Equity	11,331	13,140
U.S. Large Cap Equity	66,390	61,844
Alternative Investments	3,365	2,986
Total Long-Term Assets	$338,864	$294,930
Money Market & Short-Term Assets	3,585	3,633
Total AUM(1)	$342,450	$298,563

(1)
Total AUM includes both discretionary assets under management and non-discretionary assets under advisement and excludes other assets.

The following tables summarize our total AUM asset flows by asset class for the periods indicated:

	U.S. Mid	U.S. Small		U.S. Large	Global /				Money
	Cap	Cap	Fixed	Cap	Non-U.S.		Alternative	Total	Market /
(in millions)	Equity	Equity	Income	Equity	Equity	Solutions	Investments	Long-term	Short-term	Total AUM(1)
For the Three Months Ended June 30, 2026
Beginning AUM	$29,283	$10,535	$79,716	$59,798	$31,473	$92,396	$3,033	$306,235	$3,599	$309,835
Gross client cash inflows	571	286	8,305	1,894	3,879	6,740	439	22,113	311	22,424
Gross client cash outflows	(2,274)	(1,302)	(5,640)	(2,917)	(1,895)	(3,718)	(166)	(17,913)	(402)	(18,314)
Net client cash flows	(1,703)	(1,016)	2,666	(1,023)	1,984	3,022	272	4,201	(91)	4,110
Market appreciation / (depreciation)	3,709	1,815	999	7,636	4,006	10,250	65	28,480	30	28,510
Realizations and distributions	—	—	—	—	—	—	(5)	(5)	—	(5)
Acquired & divested assets / Net transfers	(4)	(3)	31	(21)	(22)	(28)	(1)	(47)	47	—
Ending AUM	$31,285	$11,331	$83,412	$66,390	$37,441	$105,641	$3,365	$338,864	$3,585	$342,450
For the Three Months Ended June 30, 2025
Beginning AUM	$28,964	$13,182	$24,157	$13,104	$18,334	$63,378	$2,945	$164,064	$3,404	$167,468
Gross client cash inflows	850	457	6,014	2,266	1,520	4,093	222	15,423	308	15,731
Gross client cash outflows	(1,597)	(740)	(6,012)	(3,385)	(1,373)	(2,742)	(233)	(16,083)	(451)	(16,534)
Net client cash flows	(748)	(284)	2	(1,118)	147	1,351	(11)	(660)	(144)	(804)
Market appreciation / (depreciation)	1,233	385	1,172	7,482	3,263	6,620	55	20,210	37	20,247
Realizations and distributions	—	—	—	—	—	—	(3)	(3)	—	(3)
Acquired & divested assets / Net transfers(2)	2,194	(143)	54,420	42,376	3,833	8,639	—	111,318	335	111,654
Ending AUM	$31,643	$13,140	$79,752	$61,844	$25,576	$79,988	$2,986	$294,930	$3,633	$298,563

(1)
Total AUM includes both discretionary assets under management and non-discretionary assets under advisement and excludes other assets.
(2)
Includes the impact of Pioneer Investments as of April 1, 2025, increasing the Company's AUM by $114.6 billion.

	U.S. Mid	U.S. Small		U.S. Large	Global /				Money
	Cap	Cap	Fixed	Cap	Non-U.S.		Alternative	Total	Market /
(in millions)	Equity	Equity	Income	Equity	Equity	Solutions	Investments	Long-term	Short-term	Total AUM(1)
Six Months Ended June 30, 2026
Beginning AUM	$29,993	$11,179	$80,544	$63,380	$30,680	$91,228	$3,038	$310,042	$3,733	$313,775
Gross client cash inflows	1,347	536	13,375	4,951	6,668	13,458	726	41,060	546	41,606
Gross client cash outflows	(4,693)	(2,631)	(11,278)	(6,873)	(3,725)	(7,678)	(437)	(37,316)	(834)	(38,150)
Net client cash flows	(3,346)	(2,095)	2,096	(1,922)	2,943	5,780	289	3,744	(288)	3,456
Market appreciation / (depreciation)	4,651	2,253	986	5,004	3,866	8,656	236	25,651	62	25,713
Realizations and distributions	—	—	(266)	—	—	—	(195)	(461)	—	(461)
Acquired & divested assets / Net transfers	(13)	(5)	52	(72)	(48)	(23)	(2)	(112)	79	(33)
Ending AUM	$31,285	$11,331	$83,412	$66,390	$37,441	$105,641	$3,365	$338,864	$3,585	$342,450
Six Months Ended June 30, 2025
Beginning AUM	$30,584	$14,785	$24,402	$14,148	$19,095	$62,593	$2,980	$168,586	$3,344	$171,930
Gross client cash inflows	1,947	902	6,943	2,349	3,656	8,456	478	24,732	485	25,217
Gross client cash outflows	(3,331)	(1,587)	(7,557)	(3,854)	(4,623)	(5,060)	(585)	(26,597)	(673)	(27,270)
Net client cash flows	(1,383)	(685)	(614)	(1,505)	(967)	3,396	(107)	(1,865)	(188)	(2,053)
Market appreciation / (depreciation)	254	(809)	1,500	6,852	3,659	5,417	134	17,008	67	17,075
Realizations and distributions	—	—	—	—	—	—	(24)	(24)	—	(24)
Acquired & divested assets / Net transfers(2)	2,188	(150)	54,464	42,349	3,789	8,582	2	111,224	410	111,634
Ending AUM	$31,643	$13,140	$79,752	$61,844	$25,576	$79,988	$2,986	$294,930	$3,633	$298,563

(1)
Total AUM includes both discretionary assets under management and non-discretionary assets under advisement and excludes other assets.
(2)
Includes the impact of Pioneer Investments as of April 1, 2025, increasing the Company's AUM by $114.6 billion.

The following table presents our total AUM by distribution channel as of the dates indicated:

	As of June 30,
	2026		2025
(in millions)	Amount	% of total	Amount	% of total
Investor	$65,138	19%	$61,568	21%
Non-US	62,571	18%	48,528	16%
Institutional	87,421	26%	77,371	26%
Retail	127,320	37%	111,096	37%
Total AUM(1)(2)	$342,450	100%	$298,563	100%

(1)
The allocation of AUM by distribution channel involves the use of estimates and the exercise of judgment.
(2)
Total AUM includes both discretionary assets under management and non-discretionary assets under advisement and excludes other assets.

The following table presents our total AUM by region as of the dates indicated:

	As of June 30,
	2026		2025
(in millions)	Amount	% of total	Amount	% of total
U.S.	$279,879	82%	$250,035	84%
Non-U.S.	62,571	18%	48,528	16%
Total AUM(1)	$342,450	100%	$298,563	100%

(1)
Total AUM includes both discretionary assets under management and non-discretionary assets under advisement and excludes other assets.

The following tables summarize our asset flows by vehicle for the periods indicated:

			Separate
			Accounts and
			Other Pooled
(in millions)	Mutual Funds(1)	ETFs(2)	Vehicles(3)	Total AUM(4)
Three Months Ended June 30, 2026
Beginning AUM	$167,775	$16,401	$125,659	$309,835
Gross client cash inflows	7,271	1,535	13,618	22,424
Gross client cash outflows	(10,174)	(341)	(7,799)	(18,314)
Net client cash flows	(2,903)	1,194	5,819	4,110
Market appreciation (depreciation)	15,849	1,576	11,084	28,510
Realizations and distributions	—	—	(5)	(5)
Acquired & divested assets / Net transfers	(25)	—	25	—
Ending AUM	$180,696	$19,171	$142,583	$342,450
Three Months Ended June 30, 2025
Beginning AUM	$108,392	$10,253	$48,823	$167,468
Gross client cash inflows	6,935	1,568	7,227	15,731
Gross client cash outflows	(9,716)	(264)	(6,554)	(16,534)
Net client cash flows	(2,781)	1,305	672	(804)
Market appreciation (depreciation)	11,465	319	8,463	20,247
Realizations and distributions	—	—	(3)	(3)
Acquired & divested assets / Net transfers(5)	50,897	97	60,660	111,654
Ending AUM	$167,973	$11,975	$118,615	$298,563

			Separate
			Accounts and
			Other Pooled
(in millions)	Mutual Funds(1)	ETFs(2)	Vehicles(3)	Total AUM(4)
Six Months Ended June 30, 2026
Beginning AUM	$172,203	$15,049	$126,523	$313,775
Gross client cash inflows	15,065	3,305	23,236	41,606
Gross client cash outflows	(21,547)	(805)	(15,797)	(38,150)
Net client cash flows	(6,482)	2,500	7,439	3,456
Market appreciation (depreciation)	15,000	1,656	9,058	25,713
Realizations and distributions	—	—	(461)	(461)
Acquired & divested assets / Net transfers	(25)	(33)	25	(33)
Ending AUM	$180,696	$19,171	$142,583	$342,450
Six Months Ended June 30, 2025
Beginning AUM	$113,645	$7,508	$50,777	$171,930
Gross client cash inflows	10,258	4,630	10,329	25,217
Gross client cash outflows	(16,044)	(515)	(10,710)	(27,270)
Net client cash flows	(5,786)	4,115	(381)	(2,053)
Market appreciation (depreciation)	9,222	270	7,583	17,075
Realizations and distributions	—	—	(24)	(24)
Acquired & divested assets / Net transfers(5)	50,892	82	60,660	111,634
Ending AUM	$167,973	$11,975	$118,615	$298,563
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
(5)
Includes the impact of Pioneer Investments as of April 1, 2025, increasing the Company's AUM by $114.6 billion.

June 30, 2026 AUM compared to March 31, 2026 AUM. At June 30, 2026, our total AUM was $342.5 billion, an increase of $32.6 billion, or 10.5%, from $309.8 billion at March 31, 2026, primarily due to positive market action of $28.5 billion and net inflows of $4.1 billion.

Net inflows were driven by our fixed income strategies, global non-U.S. equity strategies, Solutions platform, and alternative investments of $2.7 billion, $2.0 billion, $3.0 billion, $0.3 billion, respectively, partially offset by net outflows from our U.S. mid cap, U.S. small cap, and U.S. large cap equity strategies of $1.7 billion, $1.0 billion, and $1.0 billion, respectively.

June 30, 2026 AUM compared to December 31, 2025 AUM. At June 30, 2026, our total AUM was $342.5 billion, an increase of $28.7 billion, or 9.1%, from $313.8 billion at December 31, 2025, primarily due to positive market action of $25.7 billion and net inflows of $3.5 billion.

Net inflows were driven by our fixed income strategies, global non-U.S. equity strategies, Solutions platform, and alternatives investments of $2.1 billion, $2.9 billion, $5.8 billion, and $0.3 billion, respectively, partially offset by net outflows from our U.S. mid cap, U.S. small cap, and U.S. large cap equity strategies of $3.3 billion, $2.1 billion, and $1.9 billion, respectively.

GAAP Results of Operations

The following table presents our GAAP results of operations for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Change
(in thousands, except per share data)	2026	2025	$	%
Revenue
Investment management fees	$362,243	$282,306	$79,937	28%
Fund administration and distribution fees	73,118	68,906	4,212	6%
Total revenue	435,361	351,212	84,149	24%

Expenses
Personnel compensation and benefits	125,500	108,918	16,582	15%
Distribution and other asset-based expenses	68,590	62,039	6,551	11%
General and administrative	22,915	23,381	(466)	-2%
Depreciation and amortization	20,585	21,794	(1,209)	-6%
Change in value of consideration payable for acquisition of business	2,041	1,092	949	87%
Acquisition-related costs	(653)	25,780	(26,433)	-103%
Restructuring and integration costs	2,634	13,994	(11,360)	-81%
Total operating expenses	241,612	256,998	(15,386)	-6%

Income from operations	193,749	94,214	99,535	106%

Other income (expense)
Interest income and other income	7,721	6,006	1,715	29%
Interest expense and other financing costs	(12,192)	(13,234)	1,042	-8%
Loss on debt extinguishment	(2,028)	—	(2,028)	-100%
Total other expense, net	(6,499)	(7,228)	729	-10%

Income before income taxes	187,250	86,986	100,264	115%

Income tax expense	(47,846)	(28,252)	(19,594)	69%

Net income	$139,404	$58,734	$80,670	137%
Preferred stock dividends	(10,018)	(9,673)
Net income attributable to preferred stockholders	(23,969)	(2,985)
Net income attributable to common stockholders	$105,417	$46,076		129%

Earnings per share of common stock
Basic	$1.70	$0.69
Diluted	$1.68	$0.68

Weighted average number of shares outstanding
Basic	62,151	67,239
Diluted	62,782	67,980

Dividends declared per share of common stock	$0.50	$0.49

	Six Months Ended June 30,		Change
(in thousands, except per share data)	2026	2025	$	%
Revenue
Investment management fees	$678,612	$455,607	$223,005	49%
Fund administration and distribution fees	144,738	115,207	29,531	26%
Total revenue	823,350	570,814	252,536	44%

Expenses
Personnel compensation and benefits	231,355	165,054	66,301	40%
Distribution and other asset-based expenses	136,000	97,516	38,484	39%
General and administrative	43,530	37,709	5,821	15%
Depreciation and amortization	41,161	29,226	11,935	41%
Change in value of consideration payable for acquisition of business	5,578	4,498	1,080	24%
Acquisition-related costs	7,005	34,530	(27,525)	-80%
Restructuring and integration costs	5,787	15,159	(9,372)	-62%
Total operating expenses	470,416	383,692	86,724	23%

Income from operations	352,934	187,122	165,812	89%

Other income (expense)
Interest income and other income	10,477	6,710	3,767	56%
Interest expense and other financing costs	(26,273)	(26,445)	172	-1%
Loss on debt extinguishment	(2,028)	—	(2,028)	-100%
Total other expense, net	(17,824)	(19,735)	1,911	-10%

Income before income taxes	335,110	167,387	167,723	100%

Income tax expense	(83,566)	(46,678)	(36,888)	79%

Net income	$251,544	$120,709	$130,835	108%
Preferred stock dividends	(19,788)	(9,673)
Net income attributable to preferred stockholders	(40,743)	(5,334)
Net income attributable to common stockholders	$191,013	$105,702		81%

Earnings per share of common stock
Basic	$3.04	$1.61
Diluted	$3.01	$1.59

Weighted average number of shares outstanding
Basic	62,889	65,484
Diluted	63,593	66,358

Dividends declared per share of common stock	$0.99	$0.96

Investment Management Fees

Three months ended June 30, 2026 compared to June 30, 2025. Investment management fees increased by $79.9 million, or 28.3%, to $362.2 million for the three months ended June 30, 2026 from $282.3 million for the same period in 2025 due to an increase in average AUM year over year. Average AUM was $331.3 billion for the three months ended June 30, 2026 compared to $285.0 billion for the same period in 2025.

Six months ended June 30, 2026 compared to June 30, 2025. Investment management fees increased by $223.0 million, or 48.9%, to $678.6 million for the six months ended June 30, 2026 from $455.6 million for the same period in 2025 due an increase in average AUM. Average AUM was $325.0 billion for the six months ended June 30, 2026 compared to $229.4 billion for the same period in 2025.

Fund Administration and Distribution Fees

Three months ended June 30, 2026 compared to June 30, 2025. Fund administration and distribution fees increased by $4.2 million, or 6.1%, to $73.1 million for the three months ended June 30, 2026 from $68.9 million for the same period in 2025 primarily due to an increase in fund administration fees as a result of higher mutual fund average net assets.

Six months ended June 30, 2026 compared to June 30, 2025. Fund administration and distribution fees increased by $29.5 million, or 25.6%, to $144.7 million for the six months ended June 30, 2026 from $115.2 million for the same period in 2025 primarily due to the same factors discussed above in the quarterly section.

Personnel Compensation and Benefits

The following table presents the components of GAAP personnel compensation and benefits expense for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Salaries, payroll related taxes and employee benefits	$39,267	$41,408	$77,942	$63,153
Incentive compensation	55,692	38,116	99,382	61,783
Sales-based compensation(1)	10,071	10,612	21,798	17,832
Equity awards granted to employees and directors(2)	15,776	5,658	23,188	9,162
Acquisition and transaction-related compensation	4,694	13,124	9,045	13,124
Total personnel compensation and benefits expense	$125,500	$108,918	$231,355	$165,054

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

Three months ended June 30, 2026 compared to June 30, 2025. Personnel compensation and benefits were $125.5 million for the second quarter of 2026, an increase of $16.6 million, or 15.2%, from $108.9 million for the same period in 2025. Incentive compensation expense and equity awards granted to employees and directors increased $17.6 million and $10.1 million, respectively, primarily due to an increase in operating results. Salaries, payroll related taxes and employee benefits expense, sales-based compensation, and acquisition and transaction-related compensation decreased $2.1 million, $0.5 million, and $8.4 million.

Six months ended June 30, 2026 compared to June 30, 2025. Personnel compensation and benefits were $231.4 million for the six months ended June 30, 2026, an increase of $66.3 million, or 40.2%, from $165.1 million for the same period in 2025. Salaries, payroll related taxes and employee benefits expense, incentive compensation expense, sales-based compensation, and equity awards granted to employees and directors increased $14.8 million, $37.6 million, $4.0 million, and $14.0 million, respectively, primarily due to an expanded business and an increase in variable costs as a result of an increase in operating results. Acquisition and transaction-related compensation decreased $4.1 million due to a decrease in contingent payment compensation expense.

Distribution and Other Asset‑Based Expenses

The following table presents the components of distribution and other asset-based expenses for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Broker-dealer distribution fees	$22,862	$20,833	$45,120	$25,633
Platform distribution fees	34,552	31,444	69,094	53,055
Sub-administration	5,855	5,274	11,527	9,664
Sub-advisory	2,187	1,678	4,196	3,550
Middle-office	3,134	2,810	6,063	5,614
Total distribution and other asset-based expenses	$68,590	$62,039	$136,000	$97,516

Three months ended June 30, 2026 compared to June 30, 2025. Distribution and other asset-based expenses were $68.6 million for the three months ended June 30, 2026, compared to $62.0 million for the same period in 2025. The increase of $6.6 million, or 10.6% was primarily due to higher broker-dealer and platform distribution fees over the comparable period as a result of higher average AUM and an expanded business.

Six months ended June 30, 2026 compared to June 30, 2025. Distribution and other asset-based expenses were $136.0 million for the six months ended June 30, 2026, compared to $97.5 million for the same period in 2025. The increase of $38.5 million, or 39.5% was primarily due to higher broker-dealer and platform distribution fees over the comparable period as a result of higher average AUM and an expanded business.

General and Administrative

Three months ended June 30, 2026 compared to June 30, 2025. General and administrative expenses were $22.9 million for the three months ended June 30, 2026 compared to $23.4 million for the same period in 2025. The decrease of $0.5 million, or 2.0%, was primarily due to decreases in facilities and technology related expenses partially offset by increases in travel and entertainment costs and professional fees.

Six months ended June 30, 2026 compared to June 30, 2025. General and administrative expenses were $43.5 million for the six months ended June 30, 2026 compared to $37.7 million for the same period in 2025. The increase of $5.8 million, or 15.4%, was primarily due to increases in professional fees and technology related expenses.

Depreciation and Amortization

Three months ended June 30, 2026 compared to June 30, 2025. Depreciation and amortization decreased $1.2 million, or 5.5%, to $20.6 million for the three months ended June 30, 2026 from $21.8 million for the same period in 2025, primarily due to a decrease in depreciation expense related to information technology equipment.

Six months ended June 30, 2026 compared to June 30, 2025. Depreciation and amortization increased $11.9 million, or 40.8%, to $41.2 million for the six months ended June 30, 2026 from $29.2 million for the same period in 2025, primarily due to six months worth of amortization expense of definite-lived intangible assets associated with the Amundi US acquisition in 2026 compared with three months worth of amortization expense of definite-lived intangible assets associated with Amundi US acquisition in 2025.

Change in Value of Consideration Payable for Acquisition of Business

Three months ended June 30, 2026 compared to June 30, 2025. The change in value of consideration payable for acquisition of business increased $0.9 million as a result of an increase of $2.0 million in the fair value of contingent consideration associated with the WestEnd Acquisition for the three months ended June 30, 2026 compared to an increase of $1.1 million for the three months ended June 30, 2025. Refer to Note 3, Acquisitions, for further details on the fair value of contingent consideration payable.

Six months ended June 30, 2026 compared to June 30, 2025. The change in value of consideration payable for acquisition of business increased $1.1 million as a result of an increase of $5.6 million in the fair value of contingent consideration associated with the WestEnd Acquisition for the six months ended June 30, 2026 compared to an increase of $4.5 million for the six months ended June 30, 2025. Refer to Note 3, Acquisitions, for further details on the fair value of contingent consideration payable.

Acquisition‑Related Costs

Three months ended June 30, 2026 compared to June 30, 2025. Acquisition-related costs was income of $0.7 million for the three months ended June 30, 2026, compared to expense of $25.8 million for the same period in 2025. The decrease of $26.4 million was due to a decrease in legal and professional fees.

Six months ended June 30, 2026 compared to June 30, 2025. Acquisition-related costs were $7.0 million for the six months ended June 30, 2026, compared to $34.5 million for the same period in 2025. The decrease of $27.5 million was due to the same factors discussed in the quarterly section.

Restructuring and Integration Costs

Three months ended June 30, 2026 compared to June 30, 2025. Restructuring and integration costs for the three months ended June 30, 2026 and 2025 were $2.6 million and $14.0 million, respectively. Restructuring and integration costs for the three months ended June 30, 2026 and 2025 were primarily due to integration and conversions related costs associated with the Amundi US acquisition.

Six months ended June 30, 2026 compared to June 30, 2025. Restructuring and integration costs for the six months ended June 30, 2026 and 2025 were $5.8 million and $15.2 million, respectively. The decrease of $9.4 million was due to a decrease in costs associated with the Amundi US acquisition.

Interest Income and Other Income (Expense)

Three months ended June 30, 2026 compared to June 30, 2025. Interest income and other income/(expense) was income of $7.7 million and $6.0 million for the three months ended June 30, 2026 and 2025, respectively. The increase is primarily due to an increase in the net unrealized fair value of deferred compensation plan investments over the comparable period.

Six months ended June 30, 2026 compared to June 30, 2025. Interest income and other income/(expense) was income of $10.5 million and $6.7 million for the six months ended June 30, 2026 and 2025, respectively. The increase is due to the same factors discussed in the quarterly section.

Interest Expense and Other Financing Costs

Three months ended June 30, 2026 compared to June 30, 2025. Interest expense and other financing costs decreased $1.0 million to $12.2 million for the three months ended June 30, 2026, compared to $13.2 million for the same period in 2025 due a decrease in the average interest rate, partially offset by a decrease in the deferred gain on the termination of the Swap. Refer to Note 10, Debt, and Note 13, Derivatives, for further details.

Six months ended June 30, 2026 compared to June 30, 2025. Interest expense and other financing costs were relatively flat, decreasing $0.2 million to $26.3 million for the six months ended June 30, 2026, compared to $26.4 million for the same period in 2025.

Loss on Debt Extinguishment

Three months ended June 30, 2026 compared to June 30, 2025. For the three months ended June 30, 2026, loss on debt extinguishment was $2.0 million and related to the write-off of unamortized debt issuance costs and unamortized debt discount as a result of debt refinancing. For the three months ended June 30, 2025, the Company had no losses on debt extinguishment. Refer to Note 10, Debt, for further details.

Six months ended June 30, 2026 compared to June 30, 2025. For the six months ended June 30, 2026, loss on debt extinguishment was $2.0 million and was due to the same factors discussed in the quarterly section. For the six months ended June 30, 2025, the Company had no losses on debt extinguishment. Refer to Note 10, Debt, for further details.

Income Tax Expense

Three months ended June 30, 2026 compared to June 30, 2025. The effective tax rate for the three months ended June 30, 2026 and 2025 was 25.6% and 32.5%, respectively. The higher effective tax rate in 2025 is mainly due to an increase in non-deductible expenses, which was primarily driven by $27.3 million of gross non-deductible transaction costs that were incurred related to the Amundi US acquisition in 2025.

Six months ended June 30, 2026 compared to June 30, 2025. The effective tax rate for the six months ended June 30, 2026 and 2025 was 24.9% and 27.9%, respectively. The year-over-year decrease in the effective tax rate primarily due to the same factors discussed in the quarterly section.

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

The following table sets forth a reconciliation from GAAP financial measures to non-GAAP measures for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Reconciliation of non-GAAP financial measures:
Net income (GAAP)	$139,404	$58,734	$251,544	$120,709
Income tax expense	(47,846)	(28,252)	(83,566)	(46,678)
Income before income taxes	$187,250	$86,986	$335,110	$167,387
Interest expense(1)	12,283	12,200	25,941	24,721
Depreciation(2)	2,288	3,236	4,567	5,404
Other business taxes(3)	431	693	(124)	1,615
Amortization of acquisition-related intangible assets(4)	18,297	18,558	36,594	23,822
Share-based compensation(5)	10,835	2,107	14,421	3,160
Acquisition, restructuring and exit costs(6)	8,716	53,990	27,415	67,311
Debt issuance costs(7)	2,617	755	2,813	1,504
Adjusted EBITDA	$242,717	$178,525	$446,737	$294,924

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Reconciliation of non-GAAP financial measures:
Net income (GAAP)	$139,404	$58,734	$251,544	$120,709
Adjustments to reflect the operating performance of the Company:
i. Other business taxes(3)	431	693	(124)	1,615
ii. Amortization of acquisition-related intangible assets(4)	18,297	18,558	36,594	23,822
iii. Share-based compensation(5)	10,835	2,107	14,421	3,160
iv. Acquisition, restructuring and exit costs(6)	8,716	53,990	27,415	67,311
v. Debt issuance costs(7)	2,617	755	2,813	1,504
Tax effect of above adjustments(8)	(8,142)	(12,330)	(17,825)	(17,657)
Adjusted Net Income	$172,158	$122,507	$314,838	$200,464
Tax benefit of goodwill and acquired intangibles(9)	$10,716	$10,255	$21,231	$20,396
Weighted average number of shares outstanding - diluted (GAAP)	62,782	67,980	63,593	66,358
Weighted average number of shares outstanding - diluted (Non-GAAP)(10)	82,818	84,801	83,587	74,723
Adjusted net income with tax benefit per diluted share	$2.21	$1.57	$4.02	$2.96

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
(6)
Adding back direct incremental costs of acquisitions, including restructuring costs. The following table presents the components of acquisition, restructuring and exit costs for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Acquisition-related costs	$(653)	$25,780	$7,005	$34,530
Restructuring and integration costs	2,634	13,994	5,787	15,159
Change in value of consideration payable for acquisition of business	2,041	1,092	5,578	4,498
Personnel compensation and benefits	4,694	13,124	9,045	13,124
Total acquisition, restructuring and exit costs	$8,716	$53,990	$27,415	$67,311

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
(10)
The Company includes participating securities in its computation of adjusted earnings per diluted share, including shares of series A Non-Voting Convertible Preferred stock for the three and six months ended June 30, 2026 and 2025.

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

The following table shows our liquidity position as of June 30, 2026 and December 31, 2025.

	June 30,	December 31,
(in thousands)	2026	2025
Cash and cash equivalents	$70,126	$163,690
Accounts and other receivables	244,330	181,141
Undrawn commitment on credit facility	100,000	100,000
Accounts and other payables	(163,024)	(158,742)

We manage our cash balances in order to fund our day-to-day operations. Our accounts receivable consists primarily of investment management fees that have been earned but not yet received from clients, income and other taxes receivable, and amounts receivable from the funds. We perform a review of our receivables on a monthly basis to assess collectability. We maintained a $100.0 million revolving credit facility at June 30, 2026 and December 31, 2025 (under the 2019 Credit Agreement) which had approximately $100.0 million undrawn as of June 30, 2026 and December 31, 2025.

2019 Credit Agreement

Since 2019, the Company is a party to a credit agreement (the "2019 Credit Agreement"), which includes both a revolving credit facility (the “Revolving Facility”) with aggregate commitments of $100.0 million (with a $10.0 million sub-limit for the issuance of letters of credit) and a term loan with an aggregate principal amount of $985.0 million (the “Existing Term Loans”). The Revolving Facility matures on September 23, 2030 and the Existing Term Loans mature on September 23, 2032.

On May 18, 2026, pursuant to the Seventh Amendment of the 2019 Credit Agreement, the Company refinanced its Existing Term Loans with repriced term loans (the "Repriced Term Loans") which will bear interest at an annual rate equal to, at the option of the Company, either SOFR plus a margin of 1.75% or an alternate base rate plus a margin of 0.75%. The Repriced Term Loans otherwise remain subject to substantially similar terms to those that were applicable to the Existing Term Loans.

The Company elects to use three-month Term SOFR plus a margin of 1.75% required by the 2019 Credit Agreement to pay interest on its debt.

The 2019 Credit Agreement contains customary affirmative and negative covenants, including covenants that affect, among other things, the ability of the first lien leverage ratio, measured as of the last day of each fiscal quarter on which outstanding borrowings under the revolving credit facility exceed 35.0% of the commitments thereunder (excluding certain letters of credit), of no greater than 4.00 to 1.00. As of June 30, 2026 and December 31, 2025, there were no outstanding borrowings under the revolving credit facility and the Company was in compliance with its financial performance covenant.

Pursuant to ASC 470-50, Debt - Modifications and Extinguishments, the Company evaluated the Repriced Term Loans on a lender-by-lender basis and accounted accordingly for debt extinguishment costs and debt modification costs (for the portion of the transaction that did not meet the accounting criteria for debt extinguishment). On the unaudited Condensed Consolidated Statement of Cash Flows, the financing cash outflows and inflows associated with this transaction were determined on a lender-by-lender basis and repayments during the three and six months ended June 30, 2026 totaled $306.6 million. During the three and six months ended June 2026, the Company incurred costs of $2.4 million related to the Seventh Amendment, of which $2.0 million was recorded as a loss on debt extinguishment and $0.4 million was recognized as general and administrative expense in the unaudited Condensed Consolidated Statement of Operations. The Company repaid an additional $2.5 million and $4.9 million of the outstanding term loans under the 2019 Credit Agreement during the three and six months ended June 30, 2026, respectively.

There were no repayments of outstanding term loans under the 2019 Credit Agreement during the three and six months ended June 30, 2025.

Contingent Consideration

At June 30, 2026, the Company had $53.2 million in contingent consideration that is estimated to be payable over the next year resulting from the WestEnd Acquisition. For the three and six months ended June 30, 2026, the Company recorded an increase of $2.0 million and $5.6 million, respectively, in the contingent payment liability associated with the WestEnd Acquisition, which is included in consideration payable for acquisition of business in the unaudited Condensed Consolidated Balance Sheets. At June 30, 2026, the estimated fair value of the WestEnd Acquisition contingent payments was $53.2 million, and a maximum of $80.0 million in contingent consideration is potentially payable to sellers.

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

Cash Flows

The following table is derived from our unaudited Condensed Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
(in thousands)	2026	2025
Net cash provided by operating activities	$256,379	$74,502
Net cash used in investing activities	13,567	78,116
Net cash used in financing activities	(363,448)	(171,979)

Operating Activities – Cash provided by operating activities during the six months ended June 30, 2026 was $256.4 million, compared to $74.5 million of cash provided by operating activities for the same period in 2025. The $181.9 million increase in cash provided by operating activities was primarily due to increases of $130.8 million in net income, $32.5 million in non-cash items, and $18.6 million in working capital.

Investing Activities – Cash provided by investing activities during the six months ended June 30, 2026 was $13.6 million and consisted of net trading activity of $15.7 million offset by $2.1 million of property and equipment purchases. The nature of our trading activities is further described in Note 2, Significant Accounting Policies, to the consolidated financial statements included in our 2025 Annual Report.

Financing Activities – Cash used in financing activities during the six months ended June 30, 2026 was $363.4 million, compared to $172.0 million of cash used in financing activities for the same period in 2025. The $191.4 million increase was primarily due to higher activity and cash utilized for repurchases of common stock, net activity related to stock-based equity awards, payment of dividends, and net activity related to long-term debt of $192.3 million, $8.7 million, $9.0 million, and $5.0 million, respectively, partially offset by a $23.8 million decrease in payment of consideration for acquisition.

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

The value of our AUM was approximately $342 billion at June 30, 2026. The following table summarizes the annualized impact to revenue of a 10% increase or decrease in the value of our AUM when applied to the strategies, products and client relationships shown below:

	Impact to Revenue of 10% change (in millions)	Weighted-Average fee rate for the three months ended June 30, 2026
Total Victory	$164.2	48 basis points
Victory Funds	112.2	62 basis points
Separate Accounts and Other Pooled Vehicles	45.7	32 basis points

Exchange Rate Risk

A portion of the accounts that we advise hold investments that are denominated in currencies other than the U.S. dollar. Assuming 10% of our AUM are invested in securities denominated in currencies other than the U.S. dollar and excluding the impact of any hedging arrangement, a 10% increase or decrease in the value of the U.S. dollar would increase or decrease the fair value of our AUM by approximately $3.7 billion, which would cause an annualized increase or decrease in revenues of approximately $17.9 million.

Interest Rate Risk

At June 30, 2026, we were exposed to interest rate risk as a result of the amounts outstanding under the 2019 Credit Agreement, as amended. Refer to Note 10, Debt, for a description of the amounts outstanding as of such date and the applicable interest rate.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) at June 30, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer purchases of equity securities.

The following table sets out information regarding purchases of equity securities by the Company for the three months ended June 30, 2026.

Period	Total Number of Shares of Common Stock Purchased (1)	Average Price Paid Per Share of Common Stock	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value That May Yet Be Purchased Under Outstanding Plans or Programs (in millions) (2)
Apr 1-30, 2026	84,951	$72.01	58,600	$178.7
May 1-31, 2026	626,377	86.40	626,377	119.2
Jun 1-30, 2026	437,451	85.62	394,210	85.5
Total	1,148,779	$85.00	1,079,187

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

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
101

The following information formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2026 and 2025, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025, (v) Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2026 and 2025 and the three months ended June 30, 2026 and 2025; (vi) Notes to Unaudited Condensed Consolidated Financial Statements for the six months ended June 30, 2026 and 2025.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of August, 2026.

VICTORY CAPITAL HOLDINGS, INC.

By:	/s/ MICHAEL D. POLICARPO
	Name:	Michael D. Policarpo
	Title:	President, Chief Financial Officer and Chief Administrative Officer