Form 10-Q
period 2026-09-30
Victory Capital Holdings, Inc.
filed 2026-11-05
CIK 1570827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

The number of outstanding shares of the registrant’s Common Stock, par value $0.01 per share as of October 30, 2026 was 61,803,929.

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

Although it is not possible to identify all of these risks and factors, they include, among others, the following: reductions in the assets under management (“AUM”) based on investment performance, client withdrawals, difficult market conditions and other factors such as the conflicts in Iran, Ukraine, Venezuela, China/Taiwan, and/or the Middle East, a pandemic, tariffs or trade restrictions; the nature of the Company’s contracts and investment advisory agreements; the Company's ability to maintain historical returns and sustain our historical growth; the Company's dependence on third parties to market our strategies and provide products or services for the operation of our business; the Company's ability to retain key investment professionals or members of our senior management team; the Company's reliance on the technology systems supporting our operations; the Company's ability to successfully acquire and integrate new companies; risks that the conditions to closing the transaction with First Eagle will be satisfied and the transaction will close on the anticipated timeline, if at all; risks associated with expected benefits, or impact on our business, of the proposed transaction, including our ability to achieve any expected synergies; the concentration of the Company’s investments in long only and U.S. clients; risks and uncertainties associated with non-U.S. investments; the Company's efforts to establish and develop new teams and strategies; the ability of the Company’s investment teams to identify appropriate investment opportunities; the Company's ability to limit employee misconduct; the Company's ability to meet the guidelines set by our clients; the Company's exposure to potential litigation (including administrative or tax proceedings) or regulatory actions; the Company's ability to implement effective information and cyber security policies, procedures and capabilities; the Company's substantial indebtedness; the potential impairment of the Company’s goodwill and intangible assets; disruption to the operations of third parties whose functions are integral to the Company’s ETF platform; the Company's determination that we are not required to register as an “investment company” under the Investment Company Act of 1940; the fluctuation of the Company’s expenses; the Company's ability to respond to recent trends in the investment management industry; the level of regulation on investment management firms and the Company’s ability to respond to regulatory developments; the competitiveness of the investment management industry; and other risks and factors included, but not limited to, those listed under the caption “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the

Securities and Exchange Commission (the “SEC”) on February 26, 2026, which is accessible on the SEC’s website at www.sec.gov.

In light of these risks, uncertainties and other factors, the forward‑looking statements contained in this report might not prove to be accurate. All forward‑looking statements speak only as of the date made and we undertake no obligation to update or revise publicly any forward‑looking statements, whether as a result of new information, future events or otherwise.

Investment Performance and Fund Ratings

We believe that investment performance can influence AUM growth, flows, and overall operational results. Management utilizes the percentage of AUM and the percentage of strategies outperforming benchmarks, together with the percentage of our rated mutual fund and ETF AUM and the number of our mutual funds and ETFs rated 4 or 5 stars overall by Morningstar, to evaluate the investment performance of our Investment Franchises, our Solutions Platform, and specific investment products.

AUM measured versus benchmark on a one, three, five, and 10-year basis represents 90%, 89%, 85%, and 78% of Total AUM, respectively, as of September 30, 2026. Composites are calculated by asset weighting included accounts, using gross-of-fee, linked time weighted returns for each period. The composite return is then compared to the primary strategy benchmark. Composites without sufficient performance history are excluded from periods for which a full track record does not yet exist. Certain separate accounts are excluded where Victory Capital has determined, in accordance with its GIPS® Procedures, that inclusion would not be representative of the strategy's performance.

As of September 30, 2026, of our 113 rated mutual funds and ETFs, 56 received 4 or 5 star Overall Morningstar RatingsTM and 57 did not, representing 62% and 38% of rated mutual fund and ETF AUM, respectively. Funds not rated by Morningstar are excluded from the analysis. Not all asset classes considered are available to the general public and not all funds included have a history to be included in each period. Had fees not been waived and/or expenses reimbursed currently or in the past, the Morningstar ratings could have been lower. Ratings for other share classes not shown may be lower.

Past performance is not indicative of future results and may not reflect an investor's experience.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except per share data)

	September 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$207,724	$163,690
Receivables	188,759	181,141
Prepaid expenses	23,738	16,071
Investments, at fair value	90,862	99,394
Property and equipment, net	20,658	23,833
Goodwill	1,235,940	1,235,940
Other intangible assets, net	2,423,362	2,477,617
Operating lease right-of-use assets	44,694	48,650
Other assets	591	1,514
Total assets	$4,236,328	$4,247,850

Liabilities and stockholders' equity
Accounts payable and accrued expenses	$83,071	$72,387
Accrued compensation and benefits	89,404	86,355
Consideration payable for acquisition of business	53,760	87,564
Deferred tax liability, net	497,530	479,792
Operating lease liabilities	42,405	45,610
Other liabilities	81,598	81,399
Long-term debt, net	965,911	970,014
Total liabilities	1,813,679	1,823,121

Stockholders' equity
Common stock, $0.01 par value per share: 2026 - 600,000 shares authorized, 89,269 shares issued and 61,902 shares outstanding; 2025 - 600,000 shares authorized, 87,867 shares issued and 64,150 shares outstanding;	893	879
Preferred stock, $0.01 par value per share: 2026 - 100,000 shares authorized, 20,037 shares issued and outstanding; 2025 - 100,000 shares authorized, 19,937 shares issued and outstanding	200	199
Additional paid-in capital	2,165,543	2,102,938
Treasury stock, at cost: 2026 - 27,367 shares; 2025 - 23,717 shares	(1,067,358)	(786,008)
Accumulated other comprehensive income	6,768	9,020
Retained earnings	1,316,603	1,097,701
Total stockholders' equity	2,422,649	2,424,729
Total liabilities and stockholders' equity	$4,236,328	$4,247,850

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue
Investment management fees	$322,085	$288,509	$1,000,697	$744,116
Fund administration and distribution fees	74,488	72,686	219,226	187,893
Total revenue	396,573	361,195	1,219,923	932,009

Expenses
Personnel compensation and benefits	126,001	96,983	357,356	262,037
Distribution and other asset-based expenses	72,403	66,160	208,403	163,676
General and administrative	22,899	23,463	66,429	61,172
Depreciation and amortization	20,516	22,032	61,677	51,258
Change in value of consideration payable for acquisition of business	561	3,841	6,139	8,339
Acquisition-related costs	15,529	379	22,534	34,909
Restructuring and integration costs	941	10,211	6,728	25,370
Total operating expenses	258,850	223,069	729,266	606,761
Income from operations	137,723	138,126	490,657	325,248

Other income (expense)
Interest income and other income	82	4,875	10,559	11,585
Interest expense and other financing costs	(13,865)	(13,113)	(40,138)	(39,558)
Loss on debt extinguishment	-	(614)	(2,028)	(614)
Total other income (expense), net	(13,783)	(8,852)	(31,607)	(28,587)

Income before income taxes	123,940	129,274	459,050	296,661

Income tax expense	(32,639)	(32,733)	(116,205)	(79,411)

Net income	$91,301	$96,541	$342,845	$217,250
Preferred stock dividends	(10,018)	(9,696)	(29,806)	(19,369)
Net income attributable to preferred stockholders	(12,254)	(12,528)	(53,084)	(15,913)
Net income attributable to common stockholders	$69,029	$74,317	$259,955	$181,968

Earnings per share of common stock
Basic	$1.12	$1.12	$4.16	$2.77
Diluted	$1.11	$1.11	$4.11	$2.73

Weighted average number of shares outstanding
Basic	61,740	66,206	62,502	65,728
Diluted	62,471	66,964	63,301	66,620

Dividends declared per share of common stock	$0.50	$0.49	$1.49	$1.45

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$91,301	$96,541	$342,845	$217,250

Other comprehensive income (loss), net of tax
Net amortization of deferred gain on terminated cash flow hedges	(277)	(3,384)	(2,219)	(9,633)
Net unrealized income (loss) on foreign currency translation	12	(69)	(33)	276
Total other comprehensive income (loss), net of tax	(265)	(3,453)	(2,252)	(9,357)

Comprehensive income	$91,036	$93,088	$340,593	$207,893

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In thousands)

	Shares			Stockholders' Equity
	Preferred Stock	Common Stock	Treasury Stock	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In-Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance, December 31, 2025	19,937	87,867	(23,717)	$199	$879	$(786,008)	$2,102,938	$9,020	$1,097,701	$2,424,729
Issuance of common stock	-	1	-	-	-	-	157	-	-	157
Repurchase of shares	-	-	(1,796)	-	-	(128,303)	-	-	-	(128,303)
Shares withheld related to net settlement of equity awards	-	-	(232)	-	-	(16,045)	-	-	-	(16,045)
Vesting of restricted share grants	-	328	-	-	3	-	(3)	-	-	-
Exercise of options	-	193	-	-	2	-	1,688	-	-	1,690
Other comprehensive loss	-	-	-	-	-	-	-	(378)	-	(378)
Share-based compensation	-	-	-	-	-	-	7,412	-	-	7,412
Conversion of common stock to preferred stock (1)	100	-	(100)	1	-	-	(1)	-	-	-
Dividends paid	-	-	-	-	-	-	-	-	(41,565)	(41,565)
Net income	-	-	-	-	-	-	-	-	112,140	112,140
Balance, March 31, 2026	20,037	88,389	(25,845)	$200	$884	$(930,356)	$2,112,191	$8,642	$1,168,276	$2,359,837
Issuance of common stock	-	1	-	$-	$-	$-	$70	$-	$-	$70
Repurchase of shares	-	-	(1,079)	-	-	(92,297)	-	-	-	(92,297)
Shares withheld related to net settlement of equity awards	-	-	(69)	-	-	(5,393)	-	-	-	(5,393)
Vesting of restricted share grants	-	119	-	-	1	-	(1)	-	-	-
Exercise of options	-	45	-	-	1		363	-	-	364
Other comprehensive loss	-	-	-	-	-	-	-	(1,609)	-	(1,609)
Share-based compensation	-	-	-	-	-	-	15,776	-	-	15,776
Conversion of common stock to preferred stock	-	-	-	-	-	-	-	-	-	-
Dividends paid	-	-	-	-	-	-	-	-	(41,090)	(41,090)
Net income	-	-	-	-	-	-	-	-	139,404	139,404
Balance, June 30, 2026	20,037	88,554	(26,993)	$200	$886	$(1,028,046)	$2,128,399	$7,033	1,266,590	$2,375,062
Issuance of common stock	-	1	-	$-	$-	$-	$72	$-	$-	$72
Repurchase of shares	-	-	(70)	-	-	(6,144)	-	-	-	(6,144)
Shares withheld related to net settlement of equity awards	-	-	(304)	-	-	(33,168)	-	-	-	(33,168)
Vesting of restricted share grants	-	657	-	-	6	-	(6)	-	-	-
Exercise of options	-	57	-	-	1	-	686	-	-	687
Other comprehensive loss	-	-	-	-	-	-	-	(265)	-	(265)
Share-based compensation	-	-	-	-	-	-	36,458	-	-	36,458
Equity issuance costs	-	-	-	-	-	-	(66)	-	-	(66)
Conversion of common stock to preferred stock	-	-	-	-	-	-	-	-	-	-
Dividends paid	-	-	-	-	-	-	-	-	(41,288)	(41,288)
Net income		-	-	-	-	-	-	-	91,301	91,301
Balance, September 30, 2026	20,037	89,269	(27,367)	$200	$893	$(1,067,358)	$2,165,543	$6,768	$1,316,603	$2,422,649
(1) Pursuant to the terms set forth in the Shareholder Agreement, the Company issued to Amundi shares of Preferred stock in exchange for an equal number of shares of Common stock.

	Shares			Stockholders' Equity
	Preferred Stock	Common Stock	Treasury Stock	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In-Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance, December 31, 2024	-	83,948	(20,295)	$-	$839	$(574,856)	$752,371	$18,683	$924,600	$1,121,637
Issuance of common stock	-	1	-	-	-	-	96	-	-	96
Repurchase of shares	-	-	-	-	-	-	-	-	-	-
Shares withheld related to net settlement of equity awards	-	-	(156)	-	-	(9,195)	-	-	-	(9,195)
Vesting of restricted share grants	-	384	-	-	4	-	(4)	-	-	-
Exercise of options	-	43	-	-	1	-	452	-	-	453
Other comprehensive loss	-	-	-	-	-	-	-	(2,976)	-	(2,976)
Share-based compensation	-	-	-	-	-	-	3,505	-	-	3,505
Dividends paid	-	-	-	-	-	-	-	-	(30,929)	(30,929)
Net income	-	-	-	-	-	-	-	-	61,975	61,975
Balance, March 31, 2025	-	84,376	(20,451)	$-	$844	$(584,051)	$756,420	$15,707	$955,646	$1,144,566
Issuance of common stock	-	2	-	$-	$-	$-	$424	$-	$-	$424
Repurchase of shares	-	-	(342)	-	-	(21,376)	-	-	-	(21,376)
Repurchased shares pending settlement							(4,181)			(4,181)
Shares withheld related to net settlement of equity awards	-	-	(30)	-	-	(1,817)	-	-	-	(1,817)
Vesting of restricted share grants	-	29	-	-	-	-	-	-	-	-
Exercise of options	-	49	-	-	-	-	407	-	-	407
Other comprehensive loss	-	-	-	-	-	-	-	(2,928)	-	(2,928)
Share-based compensation	-	-	-	-	-	-	5,658	-	-	5,658
Issuance of stock in connection with the acquisition of Amundi US	19,742	3,293	-	197	33	-	1,328,109	-	-	1,328,339
Dividends paid	-	-	-	-	-	-	-	-	(42,701)	(42,701)
Net income	-	-	-	-	-	-	-	-	58,734	58,734
Balance, June 30, 2025	19,742	87,749	(20,823)	$197	$877	$(607,244)	$2,086,837	$12,779	$971,679	$2,465,125
Issuance of common stock	-	2	-	$-	$-	$-	$100	$-	$-	$100
Repurchase of shares	-	-	(1,777)	-	-	(123,549)	-	-	-	(123,549)
Repurchased shares pending settlement	-	-	-	-	-	-	4,181	-	-	4,181
Shares withheld related to net settlement of equity awards	-	-	(20)	-	-	(1,303)	-	-	-	(1,303)
Vesting of restricted share grants	-	11	-	-	-	-	-	-	-	-
Exercise of options	-	30	-	-	1	-	241	-	-	242
Other comprehensive loss	-	-	-	-	-	-	-	(3,453)	-	(3,453)
Share-based compensation	-	-	-	-	-	-	5,645	-	-	5,645
Forfeiture of stock in connection with the acquisition of Amundi US	(44)	44	(44)	-	-	(2,542)	184	-	-	(2,358)
Conversion of common stock to preferred stock	89	(89)	-	1	(1)	-	-	-	-	-
Dividends paid	-	-	-	-	-	-	-	-	(42,073)	(42,073)
Net income	-	-	-	-	-	-	-	-	96,541	96,541
Balance, September 30, 2025	19,787	87,747	(22,664)	$198	$877	$(734,638)	$2,097,188	$9,326	$1,026,147	$2,399,098

See the accompanying notes to the unaudited condensed consolidated financial statements.

Victory Capital Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income	$342,845	$217,250
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	18,449	32,180
Depreciation and amortization	61,677	51,258
Deferred financing costs, accretion expense and derivative gains/losses	(1,479)	(9,633)
Share-based and deferred compensation	81,523	33,610
Change in fair value of contingent consideration obligations	6,139	8,339
Unrealized appreciation on investments	(6,761)	(6,160)
Noncash lease expense	116	364
Loss on debt extinguishment	2,028	614
Changes in operating assets and liabilities:
Receivables	(7,618)	(32,954)
Prepaid expenses	(7,667)	1,560
Other assets	791	1,851
Accounts payable and accrued expenses	8,820	(9,586)
Accrued compensation and benefits	2,557	(21,811)
Other liabilities	(21,680)	(26,473)
Net cash provided by operating activities	479,740	240,409

Cash flows from investing activities
Purchases of property and equipment	(3,024)	(3,558)
Purchases of investments	(56,338)	(39,222)
Sales of investments	71,631	66,826
Cash acquired from acquisition	-	53,612
Net cash provided by investing activities	12,269	77,658

Cash flows from financing activities
Issuance of common stock	2,974	1,722
Repurchase of common stock	(225,207)	(144,925)
Payments of taxes related to net share settlement of equity awards	(54,119)	(11,752)
Payment of debt financing fees	(309)	(375)
Payments of long-term senior debt	(313,969)	(235,824)
Proceeds from long-term senior debt	306,581	241,137
Payment of dividends	(123,943)	(115,703)
Payment of consideration for acquisition	(39,943)	(63,733)
Net cash used in financing activities	(447,935)	(329,453)

Effect of changes of foreign exchange rate on cash and cash equivalents	(40)	396

Net increase / (decrease) in cash and cash equivalents	44,034	(10,990)
Cash and cash equivalents, beginning of period	163,690	126,731
Cash and cash equivalents, end of period	$207,724	$115,741

Supplemental cash flow information
Cash paid for interest	$41,456	$63,386
Cash paid for income taxes	102,958	55,266
Noncash items
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$2,432	$720
Non-Cash investing and financing activities:
Issuance of 3.3 million shares of Common stock and 19.7 million shares of Preferred stock in connection with the acquisition of Amundi US	$-	$1,325,981

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

In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the financial condition, results of operations, and cash flows for the interim periods presented. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

NOTE 2. REVENUE RECOGNITION

In accordance with the revenue recognition standard requirements, the following table disaggregates our revenue by type and product:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Investment management fees
Mutual funds (Victory Funds)	$201,995	$188,731	$586,319	$478,380
ETFs (VictoryShares)	20,732	12,579	51,652	31,142
Separate accounts and other vehicles	96,447	83,905	274,417	210,001
Performance-based fees
Mutual funds (Victory Funds III & IV)	2,470	2,936	10,958	6,734
Separate accounts and other vehicles	441	358	77,351	17,859
Total investment management fees	$322,085	$288,509	$1,000,697	$744,116

Fund administration and distribution fees
Administration fees
Mutual funds (Victory Funds)	34,681	33,748	101,508	92,926
ETFs (VictoryShares)	1,714	1,341	4,800	3,653
Distribution fees
Separate accounts and other vehicles	915	1,120	3,302	2,153
Mutual funds (Victory Funds)	24,779	23,493	72,580	50,392
Transfer agent fees
Mutual funds (Victory Funds III)	12,399	12,984	37,036	38,769
Total fund administration and distribution fees	$74,488	$72,686	$219,226	$187,893

Total revenue	$396,573	$361,195	$1,219,923	$932,009

The following table presents balances of receivables:

(in thousands)	September 30, 2026	December 31, 2025
Customer receivables
Mutual funds (Victory Funds)	$89,775	$91,191
ETFs (VictoryShares)	8,157	5,499
Separate accounts and other vehicles	85,572	80,193
Receivables from contracts with customers	183,504	176,883
Non-customer receivables	5,255	4,258
Total receivables	$188,759	$181,141

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

Financial Results

Revenue recognized by Pioneer Investments for the three and nine months ended September 30, 2026 was as follows:

	Three Months Ended	Nine Months Ended
(in millions)	September 30, 2026	September 30, 2026
Revenue	$155	$517

Net income attributable to Pioneer Investments for the three and nine months ended September 30, 2026 is impractical to determine as the Company does not prepare discrete financial information at the franchise level.

The Company's unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2026 include operating results of the Amundi US acquired company. The following unaudited pro forma figures for the three and nine months ended September 30, 2025 give effect to the acquisition as if it had occurred on January 1, 2025 and combines the financial results of the Company and Amundi US after adjusting primarily for amortization of intangible assets and additional fixed asset depreciation that would have been expensed assuming the fair value adjustments had been applied on January 1, 2025, net of any tax impact. This unaudited information is for illustrative purposes only and should not be relied upon as indicative of historical results that would have been obtained if the acquisition had occurred on that date, nor of the results that may be obtained in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Revenue	$397	$361	$1,220	$1,058
Net Income	$91	$96	$343	$209

Pending Acquisition of First Eagle Investments

On August 25, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire GC Ferry Holdings, Inc. (“First Eagle”) from GC Ferry Parent, L.P. through a two-step merger, after which First Eagle will become a wholly owned subsidiary of the Company (the “First Eagle Transaction”). Consideration payable at closing will consist of a combination of cash, newly issued shares of the Company’s common stock, and newly issued shares of a new series of the Company’s non-voting convertible preferred stock. In connection with the Merger Agreement, the Company entered into a debt commitment letter with certain financial institutions providing for financing to fund the cash portion of the consideration and related fees and expenses. The First Eagle Transaction is expected to close by the end of the first quarter of 2027 subject to customary closing conditions, including approval by the Company’s stockholders, regulatory approvals, and receipt of required client consents.

Acquisition-related and other costs

Acquisition-related costs include legal fees, advisory services, mutual fund proxy voting costs and other one-time expenses related to business combinations. The Company recognized $15.5 million and $22.5 million of these costs for the three and nine months ended September 30, 2026, respectively, and $0.4 million and $34.9 million for the three and nine months ended September 30, 2025, respectively. These amounts are included in acquisition-related costs in the unaudited Condensed Consolidated Statements of Operations.

For the nine months ended September 30, 2026 and 2025, the Company incurred $0.1 million and $1.4 million, respectively, of costs directly associated with the issuance of equity in connection with acquisitions. These costs include fees paid to attorneys, accountants, printers and other third parties and are recorded in additional paid-in capital in the unaudited Condensed Consolidated Balance Sheets.

NOTE 4. Restructuring and Integration Costs

In connection with business combinations, asset purchases and changes in business strategy, the Company incurs costs integrating investment platforms, products and personnel into existing systems, processes and service provider arrangements and restructuring the business to capture operating expense synergies.

The following table presents a rollforward of restructuring and integration liabilities, which as of September 30, 2026 and December 31, 2025 were included in accounts payable and accrued expenses on the unaudited Condensed Consolidated Balance Sheets.

Restructuring and
(in millions)	Integration Costs
Liability Balance, December 31, 2025	$5.4
Severance expense	0.7
Integration and other costs	6.0
Restructuring and integration costs	6.7
Settlement of liabilities	(10.8)
Liability Balance, September 30, 2026	$1.3

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

Significant segment expenses are presented in the unaudited Condensed Consolidated Statements of Operations. Additional disaggregated significant segment expenses that are not separately presented in the unaudited Condensed Consolidated Statements of Operations are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Salaries, payroll related taxes and employee benefits	$30,712	$37,934	$108,654	$101,087
Incentive compensation	40,518	36,403	139,900	98,186
Sales-based compensation(1)	14,980	10,031	36,778	27,863
Equity awards granted to employees and directors(2)	36,458	5,646	59,646	14,808
Acquisition and transaction-related compensation	3,333	6,969	12,378	20,093
Total personnel compensation and benefits expense	$126,001	$96,983	$357,356	$262,037

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Broker-dealer distribution fees	$23,253	$22,497	$68,373	$48,130
Platform distribution fees	36,003	33,518	105,097	86,573
Sub-administration	6,329	5,538	17,856	15,202
Sub-advisory	1,984	1,934	6,180	5,484
Middle-office	4,834	2,673	10,897	8,287
Total distribution and other asset-based expenses	$72,403	$66,160	$208,403	$163,676

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

NOTE 6. Income Taxes

The effective tax rate for the three and nine months ended September 30, 2026 and 2025 differs from the United States federal statutory rate primarily due to state and local income taxes, excess tax benefits on share-based compensation and non-deductible expenses.

For the three months ended September 30, 2026 and 2025, the provision for income taxes was $32.6 million and $32.7 million, or 26.3% and 25.3%, of pre-tax income, respectively. For the nine months ended September 30, 2026 and 2025, the provision for income taxes was $116.2 million and $79.4 million, or 25.3% and 26.8% of pre-tax income, respectively.

The effective tax rate for the three months ended September 30, 2026 was higher than the effective tax rate for the same period in 2025 primarily due to an increase in non-deductible expenses and the effective tax rate for the nine months ended September 30, 2026 was lower due to increased excess tax benefits on share-based compensation.

No valuation allowance was recorded for deferred tax assets in the period ended September 30, 2026 and 2025.

NOTE 7. Investments

As of September 30, 2026 and December 31, 2025, the Company had investments in proprietary funds and deferred compensation plan investments. Investments in proprietary funds consist primarily of seed capital investments in certain Victory Funds. Deferred compensation plan investments include investments in affiliated and third party mutual funds held in a rabbi trust under a deferred compensation plan.

The following table presents the fair value of the Company's investments:

(in thousands)	September 30, 2026	December 31, 2025
Investments in Proprietary Funds	$699	$636
Deferred Compensation Plan Investments	90,163	98,758

Unrealized and realized gains and losses on investments in proprietary funds and deferred compensation plan investments are recorded in earnings as interest income and other income (expense).

The following table presents the unrealized gains/(losses) recognized during the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Investments in Proprietary Funds	$(24)	$28	$60	$26
Deferred Compensation Plan Investments	(1,788)	2,618	4,411	6,051

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

The following table presents assets and liabilities measured at fair value on a recurring basis:

	As of September 30, 2026
(in thousands)	Total	Level 1	Level 2	Level 3
Financial Assets
Money market fund	$172,336	$172,336	$-	$-
Investments in proprietary funds	699	699	-	-
Deferred compensation plan investments	90,163	90,163	-	-
Total Financial Assets	$263,198	$263,198	$-	$-
Financial Liabilities
Contingent consideration arrangements	$(53,760)	$-	$-	$(53,760)
Total Financial Liabilities	$(53,760)	$-	$-	$(53,760)

	As of December 31, 2025
(in thousands)	Total	Level 1	Level 2	Level 3
Financial Assets
Money market fund	$132,713	$132,713	$-	$-
Investments in proprietary funds	636	636	-	-
Deferred compensation plan investments	98,758	98,758	-	-
Total Financial Assets	$232,107	$232,107	$-	$-
Financial Liabilities
Contingent consideration arrangements	$(87,564)	$-	$-	$(87,564)
Total Financial Liabilities	$(87,564)	$-	$-	$(87,564)

Level 1 assets consist of money market funds and open-end mutual funds. The fair values for these assets are determined utilizing quoted market prices for identical assets.

There were no transfers between any of the Level 1, 2 and 3 categories in the fair value measurement hierarchy from December 31, 2025 to September 30, 2026. The Company recognizes transfers at the end of the reporting period.

The net carrying value of accounts receivable and accounts payable approximates fair value due to the short‑term nature of these assets and liabilities. The fair value of our long-term debt as of September 30, 2026 is considered to be its carrying value as the interest rate on the bank debt is variable and approximates current market rates. As a result, Level 2 inputs are utilized to determine the fair value of our long‑term debt.

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

During the nine months ended September 30, 2026, the Company paid $39.9 million in cash to sellers for the third earn-out period. The estimated fair value of the contingent consideration payable to the sellers was $53.8 million as of September 30, 2026 and $87.6 million as of December 31, 2025.

For the three and nine months ended September 30, 2026, the change in the liability was an increase of $0.6 million and $6.1 million, respectively. For the three and nine months ended September 30, 2025, the change in liability was an increase of $3.8 million and $8.3 million, respectively. The impact of decreasing or increasing the valuation of the contingent consideration liability is recorded in change in value of consideration payable for acquisition of business in the unaudited Condensed Consolidated Statements of Operations.

The estimated fair value for contingent consideration payable to sellers is estimated using the real options method. WestEnd net revenue growth is simulated in a risk-neutral framework to calculate expected probability-weighted earn out payments, which are then discounted from the expected payment dates at the relevant cost of debt. Significant assumptions and inputs include the WestEnd net revenue projected annual growth rate, the market price of risk, which adjusts the projected revenue growth rate to a risk-neutral expected growth rate, revenue volatility and discount rate. The market price of risk and revenue volatility are based on data for comparable companies. As the contingent consideration represents a subordinate, unsecured claim of the Company, the Company assesses a discount rate which incorporates adjustments for credit risk and the subordination of the contingent consideration

Significant inputs to the valuation of contingent consideration payable to sellers as of September 30, 2026 and December 31, 2025 are as follows and are approximate values:

	September 30, 2026	December 31, 2025
Net revenue 5 year average annual growth rate	12%	11%
Market price of risk adjustment for revenue (continuous)	4%	4%
Revenue volatility	19%	20%
Discount rate	8%	6%
Years remaining in earn out period	1.1 years	1.8 years
Undiscounted estimated remaining earn out payments $ millions	$50 - $80	$89 - $160

The following table presents the balance of the contingent consideration arrangement liabilities for the nine months ended September 30, 2026:

(in thousands)	Contingent Consideration Liabilities
Balance, December 31, 2025	$87,564
WestEnd earn-out payment	(39,943)
WestEnd change in fair value measurement	6,139
Balance, September 30, 2026	$53,760

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

As of September 30, 2026 and December 31, 2025, the Company determined that the contingent payments are no longer probable of occurring and the liability for NEC contingent payments is zero.

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
•
All transactions with Amundi Distributor US, Inc., and Amundi and its subsidiaries are included in the balances below.

(in thousands)	September 30, 2026	December 31, 2025
Related party assets
Cash and cash equivalents	$172,336	$132,713
Receivables (investment management fees)	116,768	111,474
Receivables (fund administration and distribution fees)	26,904	25,861
Prepaid expenses	13,467	6,698
Investments (investments in proprietary funds, fair value)	699	636
Investments (deferred compensation plan investments, fair value)	90,008	97,808
Total	$420,182	$375,190

Related party liabilities
Accounts payable and accrued expenses (fund reimbursements)	$10,243	$10,903

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Related party revenue
Investment management fees	$265,297	$238,160	$833,456	$603,809
Fund administration and distribution fees	74,488	72,686	219,226	187,893
Total	$339,785	$310,846	$1,052,682	$791,702

Related party expense
General and administrative	$167	$177	$525	$514
Distribution and other asset-based expenses	1,010	1,071	3,040	2,261
	$1,177	$1,248	$3,565	$2,775
Related party other income (expense)
Interest income and other income (expense)	$473	$4,584	$10,860	$11,022

NOTE 10. Debt

The following table presents the components of long-term debt in the unaudited Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025 under the Company's credit agreement ("2019 Credit Agreement").

	September 30, 2026			December 31, 2025
(in thousands)	Amount	Interest Rate	Effective Interest Rate	Amount	Interest Rate	Effective Interest Rate
Term Loans
Due September 2032	$975,150	5.82%	5.98%	$982,538	5.67%	5.86%
Term loan principal outstanding	975,150			982,538
Unamortized debt issuance costs	(3,014)			(8,508)
Unamortized debt discount	(6,225)			(4,016)
Long-term debt, net	$965,911			$970,014

The 2019 Credit Agreement contains customary affirmative and negative covenants, including covenants that affect, among other things, the ability of the first lien leverage ratio, measured as of the last day of each fiscal quarter on which outstanding borrowings under the revolving credit facility exceed 35.0% of the commitments thereunder (excluding certain letters of credit), of no greater than 4.00 to 1.00. As of September 30, 2026 and December 31, 2025, there were no outstanding borrowings under the revolving credit facility and the Company was in compliance with its financial performance covenant.

Debt modifications and repayments

On September 23, 2025, pursuant to the Sixth Amendment of the 2019 Credit Agreement, the Company extended the maturity date of the first lien revolving credit facility (the "Revolving Facility") from March 31, 2026 to September 23, 2030 and decreased the drawn interest rate margin by 0.25% per annum. The Company also refinanced its Existing Term Loans with the Repriced Term Loans in an aggregate principal amount of $985 million.

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

Pursuant to ASC 470-50, Debt - Modifications and Extinguishments, the Company evaluated the Repriced Term Loans on a lender-by-lender basis and accounted accordingly for debt extinguishment costs and debt modification costs (for the portion of the transaction that did not meet the accounting criteria for debt extinguishment). On the unaudited Condensed Consolidated Statement of Cash Flows, the financing cash outflows and inflows associated with each amendment were determined on a lender-by-lender basis and repayments during the nine months ended September 30, 2026 and 2025 totaled $314.0 million and $235.8 million, respectively. During the nine months ended September 30, 2026, the Company incurred costs of $2.4 million related to the Seventh Amendment, of which $2.0 million was recorded as a loss on debt extinguishment and $0.4 million was recognized as general and administrative expense in the unaudited Condensed Consolidated Statement of Operations. During the three and nine months ended September 2025, the Company incurred costs of $2.2 million related to the Sixth Amendment, of which $1.6 million was recorded in general and administrative expense and $0.6 million was recognized as a loss on debt extinguishment in the unaudited Condensed Consolidated Statement of Operations.

There were no financing cash outflows or inflows or costs incurred associated with this transaction during the three months ended September 30, 2026.

The Company repaid an additional $2.5 million and $7.4 million of the outstanding term loans under the 2019 Credit Agreement during the three and nine months ended September 30, 2026, respectively.

Interest expense and other financing costs

The following table presents the components of interest expense and other financing costs on the unaudited Condensed Consolidated Statements of Operations for the periods ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Interest expense	$13,705	$16,484	$41,450	$48,921
Amortization of debt issuance costs	174	713	555	2,217
Amortization of debt discount	269	300	886	887
Amortization of deferred gain on terminated interest rate swap	(366)	(4,474)	(2,921)	(12,737)
Other	83	90	168	270
Total	$13,865	$13,113	$40,138	$39,558

NOTE 11. Share‑Based Compensation

Equity Incentive Plans

For a full description of the Company’s share-based compensation plans, refer to Note 15 of the Company’s financial statements as of and for the year ended December 31, 2025 included in the Company’s 2025 Annual Report. As of September 30, 2026, 1.4 million shares of Common Stock remained available for issuance under the Company's Amended and Restated 2018 Stock Incentive Plan (the “2018 Plan”).

Restricted Stock Awards

Restricted stock awards (“RSAs”) entitle the holder to receive shares of the Company’s common stock as the awards vest. Grants of RSAs can be classified as service-based, performance-based, or market-based, depending on the vesting criteria of the award. RSA activity for service-based RSAs for the nine months ended September, 30 2026 is as follows:

	Restricted Stock Awards
	Nine Months Ended September 30,
	2026		2025
	Avg wtd grant-		Avg wtd grant-
(units in thousands)	date fair value	Units	date fair value	Units
Unvested at beginning of period	$52.00	1,142	$36.67	911
Granted	69.31	509	59.25	681
Vested	48.09	(450)	34.51	(423)
Forfeited	56.62	(29)	31.90	(34)
Unvested at end of period	$60.90	1,172	$51.18	1,134

Performance-Based Restricted Stock Award

As previously disclosed in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2026, the Board of Directors approved a one-time grant of 1.3 million performance-based shares of restricted stock ("Performance Shares" or "PRSAs") to key executives under the 2018 Plan. The PRSAs vest upon achievement of four absolute stock price hurdles during a seven-year measurement period commencing on the grant date, subject to continued employment through the applicable vesting date. A hurdle is deemed achieved when the average closing trading price equals or exceeds the applicable threshold for five consecutive trading days. Vested shares are subject to a one-year post-vesting holding requirement, and any shares that do not vest during the measurement period or prior to termination of employment will be forfeited.

The grant-date fair value of $60.8 million was determined using a Monte Carlo simulation model, with the total shares allocated equally across four tranches. A Monte Carlo simulation model requires inputs such as the risk-free interest rate, expected volatility, stock price, valuation date, and expected dividend yield. Expected volatility was estimated based on the historical volatility of the Company's common stock. The grant-date fair value also reflects a discount for post-vesting restrictions, which was measured using a market-based valuation model. Compensation expense for each tranche is recognized on a straight-line basis over the respective derived service period, which ranges from 0.32 years to 2.54 years, with no reversal if the market condition is not satisfied. Any remaining unrecognized expense is recognized immediately upon achievement of the applicable hurdle. During the three months ended September 30, 2026, the first and second stock price hurdles were achieved, resulting in the vesting of 0.7 million Performance Shares and the accelerated recognition of $22.2 million of compensation expense related to these tranches.

	Performance-Based Restricted Stock Awards
	Nine Months Ended September 30,
	2026
	Avg wtd grant-
(units in thousands)	date fair value	Units
Unvested at beginning of period	$-	-
Granted	46.49	1,307
Vested	49.38	(654)
Forfeited	-	-
Unvested at end of period	$43.60	653

Share-based Compensation Expense

Share-based compensation expense is included within personnel compensation and benefits in the unaudited Condensed Consolidated Statements of Operations. The following table summarizes share-based compensation expense, related tax benefits, and the total fair value of restricted share awards vested.

	Three Months Ended September 30,		Nine Months Ended September 30,
in thousands	2026	2025	2026	2025
Share-based compensation expense	$36,458	$5,645	$59,646	$14,808

As of September 30, 2026, the Company expects to recognize total share-based compensation expense of $76.9 million.

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

The following table presents both share and dollar value information about shares withheld for net settlement of employee equity awards:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(in thousands)
Total number of shares net settled	304	20	605	206

Employee tax obligations satisfied	$32,616	$1,062	$52,003	$11,216
Employee stock option costs satisfied	552	241	2,603	1,099
Total withheld related to net settlement of equity awards	$33,168	$1,303	$54,606	$12,315

NOTE 12. Earnings Per Share

The following table sets forth the reconciliation of basic earnings per share and diluted earnings per share from net income for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands except per share amounts)	2026	2025	2026	2025
Numerator for earnings per common share:
Net income	$91,301	$96,541	$342,845	$217,250
Preferred stock dividends	(10,018)	(9,696)	(29,806)	(19,369)
Net income attributable to preferred stockholders	(12,254)	(12,528)	(53,084)	(15,913)
Income attributable to common stockholders for basic earnings per share(1)	$69,029	$74,317	$259,955	$181,968
Allocation adjustment to income attributable to preferred stockholders(2)	109	109	509	180
Income attributable to common stockholders for diluted earnings per share	$69,138	$74,426	$260,464	$182,148
Denominator for earnings per common share:
Basic: weighted average number of shares outstanding	61,740	66,206	62,502	65,728
Plus: Incremental shares from assumed conversion of dilutive instruments	731	758	799	892
Diluted: Weighted average number of shares outstanding	62,471	66,964	63,301	66,620
Earnings per share
Basic:	$1.12	$1.12	$4.16	$2.77
Diluted:	$1.11	$1.11	$4.11	$2.73

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

Outstanding instruments excluded from the computation of weighted average shares for diluted earnings per share because the effect would be anti-dilutive were de minimis for the periods ended September 30, 2026 and 2025. Holders of non-vested share-based compensation awards do not have rights to receive nonforfeitable dividends on the shares covered by the awards.

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

For the three months ended September 30, 2026 and 2025, the Company recorded $0.4 million and $4.5 million, in amortization of deferred gain on Swap monetization. For the nine months ended September 30, 2026 and 2025, the Company recorded $2.9 million and $12.7 million in amortization of deferred gain on Swap monetization.

As and September 30, 2026 and December 31, 2025, the unamortized deferred gain on Swap monetization was $8.8 million and $11.7 million, respectively, before tax.

The following tables summarize the classification of the Swap in our unaudited condensed financial statements (in thousands):

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Statement of Operations	Description	2026	2025	2026	2025
Interest expense and other financing costs	Reclassification from AOCI – Amortization of Swap deferred gain	366	4,474	2,921	12,737

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Statements of Comprehensive Income	Description	2026	2025	2026	2025
Other comprehensive income (loss)	Amortization of deferred gain on terminated Swap, net of tax	(277)	(3,384)	(2,219)	(9,633)

NOTE 14. Accumulated Other Comprehensive Income (Loss)

The following table presents changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2026 and 2025.

	Cash Flow	Cumulative
	Hedges	Translation
(in thousands)	(1)(2)	Adjustment	Total
Balance, December 31, 2025	$8,924	$96	$9,020
Other comprehensive income (loss) before reclassification and tax	-	(44)	(44)
Tax impact	-	11	11
Reclassification adjustments, before tax	(2,921)	-	(2,921)
Tax impact	702	-	702
Net current period other comprehensive income (loss)	(2,219)	(33)	(2,252)
Balance, September 30, 2026	6,705	63	6,768
Balance, December 31, 2024	$18,853	$(170)	$18,683
Other comprehensive income (loss) before reclassification and tax	-	366	366
Tax impact	-	(90)	(90)
Reclassification adjustments, before tax	(12,737)	-	(12,737)
Tax impact	3,104	-	3,104
Net current period other comprehensive income (loss)	(9,633)	276	(9,357)
Balance, September 30, 2025	$9,220	$106	$9,326

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

NOTE 15. SUBSEQUENT EVENTS

Quarterly Cash Dividends

On November 4, 2026, the Company’s Board of Directors approved a regular quarterly cash dividend of $0.50 per share. The dividend is payable on December 23, 2026, to shareholders of record on December 10, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to the “Company,” “Victory,” or in the first-person notations of “we,” “us,” and “our” shall mean Victory Capital Holdings, Inc., a Delaware corporation, and its wholly-owned subsidiaries.

Objective

The objective of this section of the Quarterly Report on Form 10-Q is intended to provide a discussion and analysis, from management’s perspective, of the key performance indicators and material information necessary to assess our financial condition and results of operations for the three and nine months ended September 30, 2026 and 2025 and cash flows for the nine months ended September 30, 2026 and 2025. In addition, we also discuss the Company’s contractual and off-balance sheet arrangements. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Annual Report"). This discussion and analysis contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” included in the 2025 Annual Report.

Overview

Our Business – Victory is a diversified global asset management firm with total client assets of $355.5 billion, assets under management of $351.9 billion and other assets of $3.6 billion as of September 30, 2026. The Company operates a next-generation business model combining boutique investment qualities with the benefits of an integrated, centralized operating and distribution platform.

The Company provides specialized investment strategies to institutions, intermediaries, retirement platforms and individual investors with multiple autonomous Investment Franchises and a Solutions Platform. Victory Capital offers a wide array of investment products, including actively and passively managed mutual funds, rules-based and active exchange traded funds (“ETFs”), institutional separate accounts, variable insurance products (“VIPs”), alternative investments, private closed end funds, and a 529 Education Savings Plan. Victory Capital’s strategies are also offered through third-party investment products, including mutual funds, third-party ETF model strategies, retail separately managed accounts (“SMAs”) and unified managed accounts (“UMAs”) through wrap account programs, Collective Investment Trusts (“CITs”), and undertakings for the collective investment in transferable securities (“UCITS”). As of September 30, 2026, our Franchises and our Solutions Platform collectively managed a diversified set of 187 investment strategies for a wide range of institutional and retail clients and direct investors.

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

We have grown our total client assets from $17.9 billion following the management-led buyout in August 2013 to $355.5 billion at September 30, 2026. We attribute this growth to our success in sourcing acquisitions and evolving them into organic growers, generating strong investment returns, and developing institutional, retail, international, and direct investor channels with deep penetration.

Pioneer Investments - On April 1, 2025, the Company completed the transactions contemplated by the Contribution Agreement to combine Amundi’s U.S. business into the Company and reintroduced the brand Pioneer Investments for the acquired business and investment products. The addition of Pioneer Investments as the Company's largest Investment Franchise meaningfully enhances the Company's scale, expands its global client base and further diversifies its investment capabilities. The sequential results reflect Pioneer Investments as of April 1, 2025, which significantly impacted our financial results for the three and nine months ended September 30, 2026 when compared to the comparable period. Refer to Note 3 of the condensed consolidated financial statements for further details related to the acquisition.

Business Highlights

Assets under management:

•
AUM at September 30, 2026 increased by $9.4 billion, or 2.8%, to $351.9 billion from $342.5 billion at June 30, 2026, driven by net inflows of $11.7 billion partially offset by negative market action of $2.2 billion. Total gross flows for the third quarter were $30.8 billion, including long-term gross flows of $30.5 billion.
•
AUM at September 30, 2026 and 2025 was $351.9 billion and $310.6 billion, respectively. We generated $30.8 billion in gross flows and $11.7 billion in net inflows for the three months ended September 30, 2026 compared to $17.3 billion in gross flows and $0.3 billion in net outflows for the same period in 2025.
•
AUM at September 30, 2026 and 2025 was $351.9 billion and $310.6 billion, respectively. We generated $72.4 billion in gross flows and $15.2 billion in net inflows for the nine months ended September 30, 2026 compared to $42.5 billion in gross flows and $2.3 billion in net outflows for the same period in 2025. Net flows for the nine months ended September 30, 2026 were comprised of $15.4 billion of net long-term inflows and $0.3 billion of short-term outflows.

Investment performance:

•
56 of our Victory Capital mutual funds and ETFs had overall Morningstar ratings of four or five stars and 62% of our fund and ETF AUM were rated four or five stars overall by Morningstar. 60% of our strategies by AUM had investment returns in excess of their respective benchmarks over a one-year period, 69% over a three-year period, 63% over a five-year period and 77% over a ten-year period. On an equal-weighted basis, 64% of our strategies have outperformed their benchmarks over a one-year period, 63% over a three-year period, 66% over a five-year period and 69% over a ten-year period.

Financial highlights:

•
Total revenue for the three months ended September 30, 2026 was $396.6 million compared to $361.2 million for the same period in 2025. For the nine months ended September 30, 2026 and 2025, total revenue was $1.2 billion and $932.0 million, respectively.
•
Net income was $91.3 million for the three months ended September 30, 2026 compared to $96.5 million for the same period in 2025. For the nine months ended September 30, 2026 and 2025, net income was $342.8 million and $217.3 million, respectively.
•
Adjusted EBITDA was $212.1 million for the three months ended September 30, 2026, or 53.5% of revenue, compared to $190.5 million, or 52.7% of revenue, for the same period in 2025. For the nine months ended September 30, 2026, Adjusted EBITDA was $658.9 million, or 54.0% of revenue, compared to $485.4 million, or 52.1% of revenue, for the same period in 2025. Refer to “Supplemental Non-GAAP Financial Information” for further information about the Adjusted EBITDA calculation and reconciliation of generally accepted accounting principles (“GAAP”) net income to Adjusted EBITDA.
•
Adjusted Net Income with tax benefit was $163.2 million for the three months ended September 30, 2026 compared to $141.3 million for the three months ended September 30, 2025. For the nine months ended September 30, 2026, Adjusted Net Income with tax benefit was $499.3 million compared to $362.2 million for the same period in 2025. Refer to “Supplemental Non-GAAP Financial Information” for further information about the Adjusted Net Income calculation and reconciliation of GAAP net income to Adjusted Net Income.

Key Performance Indicators

The following table is a summary of key performance indicators utilized by management to assess results of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions, except for basis points and percentages)	2026	2025	2026	2025
AUM at period end	$351,869	$310,644	$351,869	$310,644
Average AUM	350,630	303,584	333,574	254,117
Gross flows	30,816	17,296	72,422	42,513
AUM net short term flows	(2)	(48)	(290)	(236)
AUM net long term flows	11,702	(244)	15,446	(2,108)
AUM net flows	11,700	(292)	15,156	(2,345)
Total revenue	396.6	361.2	1,219.9	932.0
Revenue realization on average AUM	44.8 bps	47.2 bps	46.3 bps	49.0 bps
Net income	91.3	96.5	342.8	217.3
Adjusted EBITDA(1)	212.1	190.5	658.9	485.4
Adjusted EBITDA Margin(2)	53.5%	52.7%	54.0%	52.1%
Adjusted Net Income(1)	152.5	130.9	467.4	331.3
Tax benefit of goodwill and acquired intangibles(3)	10.7	10.5	31.9	30.9
Adjusted net income with tax benefit per diluted share(4)	$1.98	$1.63	$5.99	$4.59

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
(4)
The Company includes participating securities in its computation of adjusted earnings per diluted share, including shares of series A Non-Voting Convertible Preferred stock for the three and nine months ended September 30, 2026 and 2025.

The following table presents a reconciliation of our total client assets(1) as of the dates indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Beginning AUM	$342,450	$298,563	$313,775	$171,930
Beginning other assets	3,611	3,050	2,846	4,165
Beginning total client assets	346,061	301,613	316,621	176,096

AUM net cash flows	11,700	(292)	15,156	(2,345)
Other assets net cash flows	—	(502)	390	(1,948)
Total client assets net cash flows	11,700	(794)	15,546	(4,293)

AUM market appreciation (depreciation)	(2,208)	14,515	23,505	31,589
Other assets market appreciation (depreciation)	31	177	406	509
Total client assets market appreciation (depreciation)	(2,177)	14,692	23,911	32,098

AUM realizations and distributions	(56)	—	(518)	(24)
Acquired & divested assets / Net transfers(2)	(16)	(2,141)	(49)	109,493

Ending AUM	351,869	310,644	351,869	310,644
Ending other assets	3,642	2,726	3,642	2,726
Ending total client assets	355,511	313,370	355,511	313,370
Average total client assets	354,304	306,457	336,981	257,625

(1)
Includes low-fee (2 to 4 bps) institutional assets, previously reported in the Solutions asset class within the by asset class table and in Separate Accounts and Other Pooled Vehicles within the by vehicle table. These assets are included as part of Victory’s Regulatory Assets Under Management reported in Form ADV Part 1.
(2)
Three months ended September 30, 2025 includes the impact of approximately $1 billion of divested assets from the closure of three Investment Franchises. Nine months ended September 30, 2025 includes the impact of Pioneer Investments, increasing AUM by $114.6 billion, partially offset by assets divested due to the closure of three Investment Franchises.

The following table presents a reconciliation of our total AUM(1) as of the dates indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Beginning AUM	$342,450	$298,563	$313,775	$171,930
Gross client cash inflows	30,816	17,296	72,422	42,513
Gross client cash outflows	(19,116)	(17,588)	(57,265)	(44,858)
Net client cash flows	11,700	(292)	15,156	(2,345)
Market appreciation (depreciation)	(2,208)	14,515	23,505	31,589
Realizations and distributions	(56)	—	(518)	(24)
Acquired & divested assets / Net transfers(2)	(16)	(2,141)	(49)	109,493
Ending AUM	351,869	310,644	351,869	310,644
Average AUM	350,630	303,584	333,574	254,117

(1)
Total AUM includes both discretionary assets under management and non-discretionary assets under advisement and excludes other assets.
(2)
Three months ended September 30, 2025 includes the impact of approximately $1 billion of divested assets from the closure of three Investment Franchises. Nine months ended September 30, 2025 includes the impact of Pioneer Investments, increasing AUM by $114.6 billion, partially offset by assets divested due to the closure of three Investment Franchises.

The following table presents a reconciliation of our other assets (institutional)(1) as of the dates indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Beginning other assets (institutional)	$3,611	$3,050	$2,846	$4,165
Gross client cash inflows	—	—	627	—
Gross client cash outflows	—	(502)	(237)	(1,949)
Net client cash flows	—	(502)	390	(1,948)
Market appreciation (depreciation)	31	177	406	509
Realizations and distributions	—	—	—	—
Acquired & divested assets / Net transfers	—	—	—	—
Ending other assets (institutional)	3,642	2,726	3,642	2,726
Average other assets (institutional)	3,673	2,873	3,408	3,508

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

The following table presents our total AUM by asset class as of the dates indicated:

	As of
	September 30,
(in millions)	2026	2025
Solutions	$113,935	$86,963
U.S. Mid Cap Equity	27,906	31,877
Fixed Income	88,146	80,386
Global / Non-U.S. Equity	38,849	28,960
U.S. Small Cap Equity	9,652	12,722
U.S. Large Cap Equity	65,963	63,061
Alternative Investments	3,750	3,016
Total Long-Term Assets	$348,201	$306,985
Money Market & Short-Term Assets	3,668	3,660
Total AUM(1)	$351,869	$310,644

(1)
Total AUM includes both discretionary assets under management and non-discretionary assets under advisement and excludes other assets.

The following tables summarize our total AUM asset flows by asset class for the periods indicated:

	U.S. Mid	U.S. Small		U.S. Large	Global /				Money
	Cap	Cap	Fixed	Cap	Non-U.S.		Alternative	Total	Market /
(in millions)	Equity	Equity	Income	Equity	Equity	Solutions	Investments	Long-term	Short-term	Total AUM(1)
For the Three Months Ended September 30, 2026
Beginning AUM	$31,285	$11,331	$83,412	$66,390	$37,441	$105,641	$3,365	$338,864	$3,585	$342,450
Gross client cash inflows	780	287	11,725	3,047	3,055	10,991	605	30,488	327	30,816
Gross client cash outflows	(2,744)	(1,239)	(4,968)	(4,041)	(1,754)	(3,825)	(215)	(18,787)	(329)	(19,116)
Net client cash flows	(1,965)	(952)	6,757	(994)	1,301	7,165	389	11,702	(2)	11,700
Market appreciation / (depreciation)	(1,409)	(709)	(2,029)	626	166	1,092	24	(2,240)	31	(2,208)
Realizations and distributions	—	—	—	—	—	(19)	(37)	(56)	—	(56)
Acquired & divested assets / Net transfers	(5)	(18)	6	(59)	(57)	56	9	(69)	53	(16)
Ending AUM	$27,906	$9,652	$88,146	$65,963	$38,849	$113,935	$3,750	$348,201	$3,668	$351,869
For the Three Months Ended September 30, 2025
Beginning AUM	$31,833	$13,140	$79,752	$61,654	$25,576	$79,988	$2,986	$294,930	$3,632	$298,563
Gross client cash inflows	819	307	5,816	1,960	2,923	4,921	216	16,962	334	17,296
Gross client cash outflows	(2,229)	(1,494)	(5,491)	(3,930)	(930)	(2,962)	(169)	(17,206)	(382)	(17,588)
Net client cash flows	(1,410)	(1,187)	325	(1,970)	1,993	1,958	47	(244)	(48)	(292)
Market appreciation / (depreciation)	1,469	977	1,247	4,003	1,695	5,112	(25)	14,478	37	14,515
Realizations and distributions	—	—	—	—	—	—	—	—	—	—
Acquired & divested assets / Net transfers(2)	(14)	(209)	(939)	(626)	(304)	(95)	7	(2,180)	38	(2,141)
Ending AUM	$31,877	$12,722	$80,386	$63,061	$28,960	$86,963	$3,016	$306,985	$3,660	$310,644

(1)
Total AUM includes both discretionary assets under management and non-discretionary assets under advisement and excludes other assets.
(2)
Three months ended September 30, 2025 includes the impact of approximately $1 billion of divested assets from the closure of three Investment Franchises.

	U.S. Mid	U.S. Small		U.S. Large	Global /				Money
	Cap	Cap	Fixed	Cap	Non-U.S.		Alternative	Total	Market /
(in millions)	Equity	Equity	Income	Equity	Equity	Solutions	Investments	Long-term	Short-term	Total AUM(1)
Nine Months Ended September 30, 2026
Beginning AUM	$29,993	$11,179	$80,544	$63,380	$30,680	$91,228	$3,038	$310,042	$3,733	$313,775
Gross client cash inflows	2,126	823	25,099	7,999	9,722	24,448	1,330	71,548	873	72,422
Gross client cash outflows	(7,437)	(3,870)	(16,246)	(10,914)	(5,479)	(11,504)	(652)	(56,103)	(1,163)	(57,265)
Net client cash flows	(5,311)	(3,047)	8,853	(2,916)	4,243	12,945	678	15,446	(290)	15,156
Market appreciation / (depreciation)	3,242	1,544	(1,043)	5,630	4,032	9,748	260	23,412	93	23,505
Realizations and distributions	—	—	(266)	—	—	(19)	(232)	(518)	—	(518)
Acquired & divested assets / Net transfers	(18)	(24)	58	(131)	(106)	33	6	(181)	132	(49)
Ending AUM	$27,906	$9,652	$88,146	$65,963	$38,849	$113,935	$3,750	$348,201	$3,668	$351,869
Nine Months Ended September 30, 2025
Beginning AUM	$30,584	$14,785	$24,402	$14,148	$19,095	$62,593	$2,980	$168,586	$3,344	$171,930
Gross client cash inflows	2,776	1,209	12,759	4,299	6,579	13,377	694	41,694	819	42,513
Gross client cash outflows	(5,582)	(3,081)	(13,048)	(7,762)	(5,553)	(8,023)	(754)	(43,803)	(1,055)	(44,858)
Net client cash flows	(2,806)	(1,872)	(289)	(3,463)	1,026	5,355	(59)	(2,108)	(236)	(2,345)
Market appreciation / (depreciation)	1,747	168	2,747	10,831	5,354	10,529	110	31,486	103	31,589
Realizations and distributions	—	—	—	—	—	—	(24)	(24)	—	(24)
Acquired & divested assets / Net transfers(2)	2,351	(358)	53,526	41,545	3,485	8,487	9	109,045	448	109,493
Ending AUM	$31,877	$12,722	$80,386	$63,061	$28,960	$86,963	$3,016	$306,985	$3,660	$310,644

(1)
Total AUM includes both discretionary assets under management and non-discretionary assets under advisement and excludes other assets.

(2)
Nine months ended September 30, 2025 includes the impact of Pioneer Investments, increasing AUM by $114.6 billion, partially offset by assets divested due to the closure of three Investment Franchises.

The following table presents our total AUM by distribution channel as of the dates indicated:

	As of September 30,
	2026		2025
(in millions)	Amount	% of total	Amount	% of total
Investor	$63,974	18%	$63,059	20%
Non-US	65,838	19%	52,160	17%
Institutional	92,817	26%	78,837	25%
Retail	129,240	37%	116,588	38%
Total AUM(1)(2)	$351,869	100%	$310,644	100%

(1)
The allocation of AUM by distribution channel involves the use of estimates and the exercise of judgment.
(2)
Total AUM includes both discretionary assets under management and non-discretionary assets under advisement and excludes other assets.

The following table presents our total AUM by region as of the dates indicated:

	As of September 30,
	2026		2025
(in millions)	Amount	% of total	Amount	% of total
U.S.	$286,031	81%	$258,484	83%
Non-U.S.	65,838	19%	52,160	17%
Total AUM(1)	$351,869	100%	$310,644	100%

(1)
Total AUM includes both discretionary assets under management and non-discretionary assets under advisement and excludes other assets.

The following tables summarize our asset flows by vehicle for the periods indicated:

			Separate
			Accounts and
			Other Pooled
(in millions)	Mutual Funds(1)	ETFs(2)	Vehicles(3)	Total AUM(4)
Three Months Ended September 30, 2026
Beginning AUM	$180,696	$19,171	$142,583	$342,450
Gross client cash inflows	8,790	4,251	17,775	30,816
Gross client cash outflows	(9,962)	(352)	(8,802)	(19,116)
Net client cash flows	(1,173)	3,899	8,973	11,700
Market appreciation (depreciation)	(1,395)	511	(1,324)	(2,208)
Realizations and distributions	—	—	(56)	(56)
Acquired & divested assets / Net transfers	—	—	(16)	(16)
Ending AUM	$178,128	$23,582	$150,159	$351,869
Three Months Ended September 30, 2025
Beginning AUM	$167,973	$11,975	$118,615	$298,563
Gross client cash inflows	7,088	1,573	8,635	17,296
Gross client cash outflows	(9,081)	(320)	(8,187)	(17,588)
Net client cash flows	(1,993)	1,252	449	(292)
Market appreciation (depreciation)	8,218	560	5,737	14,515
Realizations and distributions	—	—	—	—
Acquired & divested assets / Net transfers(5)	(1,276)	—	(866)	(2,141)
Ending AUM	$172,923	$13,786	$123,935	$310,644

			Separate
			Accounts and
			Other Pooled
(in millions)	Mutual Funds(1)	ETFs(2)	Vehicles(3)	Total AUM(4)
Nine Months Ended September 30, 2026
Beginning AUM	$172,203	$15,049	$126,523	$313,775
Gross client cash inflows	23,854	7,556	41,011	72,422
Gross client cash outflows	(31,509)	(1,157)	(24,599)	(57,265)
Net client cash flows	(7,655)	6,399	16,412	15,156
Market appreciation (depreciation)	13,605	2,167	7,733	23,505
Realizations and distributions	—	—	(518)	(518)
Acquired & divested assets / Net transfers	(25)	(33)	9	(49)
Ending AUM	$178,128	$23,582	$150,159	$351,869
Nine Months Ended September 30, 2025
Beginning AUM	$113,645	$7,508	$50,777	$171,930
Gross client cash inflows	17,346	6,202	18,965	42,513
Gross client cash outflows	(25,125)	(835)	(18,897)	(44,858)
Net client cash flows	(7,779)	5,367	68	(2,345)
Market appreciation (depreciation)	17,440	829	13,320	31,589
Realizations and distributions	—	—	(24)	(24)
Acquired & divested assets / Net transfers(5)	49,617	82	59,794	109,493
Ending AUM	$172,923	$13,786	$123,935	$310,644
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
(5)
Three months ended September 30, 2025 includes the impact of approximately $1 billion of divested assets from the closure of three Investment Franchises. Nine months ended September 30, 2025 includes the impact of Pioneer Investments, increasing AUM by $114.6 billion, partially offset by assets divested due to the closure of three Investment Franchises.

September 30, 2026 AUM compared to June 30, 2026 AUM. At September 30, 2026, our total AUM was $351.9 billion, an increase of $9.4 billion, or 2.8%, from $342.5 billion at June 30, 2026, primarily due to net inflows of $11.7 billion partially offset by negative market action of $2.2 billion.

Net inflows were driven by our fixed income strategies, global non-U.S. equity strategies, Solutions platform, and alternative investments of $6.8 billion, $1.3 billion, $7.2 billion, $0.4 billion, respectively, partially offset by net outflows from our U.S. mid cap, U.S. small cap, and U.S. large cap equity strategies of $2.0 billion, $1.0 billion, and $1.0 billion, respectively.

September 30, 2026 AUM compared to December 31, 2025 AUM. At September 30, 2026, our total AUM was $351.9 billion, an increase of $38.1 billion, or 12.1%, from $313.8 billion at December 31, 2025, primarily due to positive market action of $23.5 billion and net inflows of $15.2 billion.

Net inflows were driven by our fixed income strategies, global non-U.S. equity strategies, Solutions platform, and alternative investments of $8.9 billion, $4.2 billion, $12.9 billion, and $0.7 billion, respectively, partially offset by net outflows from our U.S. mid cap, U.S. small cap, and U.S. large cap equity strategies of $5.3 billion, $3.0 billion, and $2.9 billion, respectively.

GAAP Results of Operations

The following table presents our GAAP results of operations for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Change
(in thousands, except per share data)	2026	2025	$	%
Revenue
Investment management fees	$322,085	$288,509	$33,576	12%
Fund administration and distribution fees	74,488	72,686	1,802	2%
Total revenue	396,573	361,195	35,378	10%

Expenses
Personnel compensation and benefits	126,001	96,983	29,018	30%
Distribution and other asset-based expenses	72,403	66,160	6,243	9%
General and administrative	22,899	23,463	(564)	-2%
Depreciation and amortization	20,516	22,032	(1,516)	-7%
Change in value of consideration payable for acquisition of business	561	3,841	(3,280)	-85%
Acquisition-related costs	15,529	379	15,150	3997%
Restructuring and integration costs	941	10,211	(9,270)	-91%
Total operating expenses	258,850	223,069	35,781	16%

Income from operations	137,723	138,126	(403)	0%

Other income (expense)
Interest income and other income	82	4,875	(4,793)	-98%
Interest expense and other financing costs	(13,865)	(13,113)	(752)	6%
Loss on debt extinguishment	—	(614)	614	-100%
Total other expense, net	(13,783)	(8,852)	(4,931)	56%

Income before income taxes	123,940	129,274	(5,334)	-4%

Income tax expense	(32,639)	(32,733)	94	0%

Net income	$91,301	$96,541	$(5,240)	-5%
Preferred stock dividends	(10,018)	(9,696)
Net income attributable to preferred stockholders	(12,254)	(12,528)
Net income attributable to common stockholders	$69,029	$74,317		-7%

Earnings per share of common stock
Basic	$1.12	$1.12
Diluted	$1.11	$1.11

Weighted average number of shares outstanding
Basic	61,740	66,206
Diluted	62,471	66,964

Dividends declared per share of common stock	$0.50	$0.49

	Nine Months Ended September 30,		Change
(in thousands, except per share data)	2026	2025	$	%
Revenue
Investment management fees	$1,000,697	$744,116	$256,581	34%
Fund administration and distribution fees	219,226	187,893	31,333	17%
Total revenue	1,219,923	932,009	287,914	31%

Expenses
Personnel compensation and benefits	357,356	262,037	95,319	36%
Distribution and other asset-based expenses	208,403	163,676	44,727	27%
General and administrative	66,429	61,172	5,257	9%
Depreciation and amortization	61,677	51,258	10,419	20%
Change in value of consideration payable for acquisition of business	6,139	8,339	(2,200)	-26%
Acquisition-related costs	22,534	34,909	(12,375)	-35%
Restructuring and integration costs	6,728	25,370	(18,642)	-73%
Total operating expenses	729,266	606,761	122,505	20%

Income from operations	490,657	325,248	165,409	51%

Other income (expense)
Interest income and other income	10,559	11,585	(1,026)	-9%
Interest expense and other financing costs	(40,138)	(39,558)	(580)	1%
Loss on debt extinguishment	(2,028)	(614)	(1,414)	230%
Total other expense, net	(31,607)	(28,587)	(3,020)	11%

Income before income taxes	459,050	296,661	162,389	55%

Income tax expense	(116,205)	(79,411)	(36,794)	46%

Net income	$342,845	$217,250	$125,595	58%
Preferred stock dividends	(29,806)	(19,369)
Net income attributable to preferred stockholders	(53,084)	(15,913)
Net income attributable to common stockholders	$259,955	$181,968		43%

Earnings per share of common stock
Basic	$4.16	$2.77
Diluted	$4.11	$2.73

Weighted average number of shares outstanding
Basic	62,502	65,728
Diluted	63,301	66,620

Dividends declared per share of common stock	$1.49	$1.45

Investment Management Fees

Three months ended September 30, 2026 compared to September 30, 2025. Investment management fees increased by $33.6 million, or 11.6%, to $322.1 million for the three months ended September 30, 2026 from $288.5 million for the same period in 2025 due to an increase in average AUM year over year. Average AUM was $350.6 billion for the three months ended September 30, 2026 compared to $303.6 billion for the same period in 2025.

Nine months ended September 30, 2026 compared to September 30, 2025. Investment management fees increased by $256.6 million, or 34.5%, to $1.0 billion for the nine months ended September 30, 2026 from $744.1 million for the same period in 2025 due the crystallization of certain annual fees received in the second quarter and an increase in average AUM. Average AUM was $333.6 billion for the nine months ended September 30, 2026 compared to $254.1 billion for the same period in 2025.

Fund Administration and Distribution Fees

Three months ended September 30, 2026 compared to September 30, 2025. Fund administration and distribution fees increased by $1.8 million, or 2.5%, to $74.5 million for the three months ended September 30, 2026 from $72.7 million for the same period in 2025 primarily due to an increase in fund administration fees as a result of higher mutual fund average net assets.

Nine months ended September 30, 2026 compared to September 30, 2025. Fund administration and distribution fees increased by $31.3 million, or 16.7%, to $219.2 million for the nine months ended September 30, 2026 from $187.9 million for the same period in 2025 primarily due to the same factors discussed above in the quarterly section.

Personnel Compensation and Benefits

The following table presents the components of GAAP personnel compensation and benefits expense for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Salaries, payroll related taxes and employee benefits	$30,712	$37,935	$108,654	$101,087
Incentive compensation	40,518	36,403	139,900	98,186
Sales-based compensation(1)	14,980	10,031	36,778	27,863
Equity awards granted to employees and directors(2)	36,458	5,646	59,646	14,808
Acquisition and transaction-related compensation	3,333	6,968	12,378	20,093
Total personnel compensation and benefits expense	$126,001	$96,983	$357,356	$262,037

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

Three months ended September 30, 2026 compared to September 30, 2025. Personnel compensation and benefits were $126.0 million for the third quarter of 2026, an increase of $29.0 million, or 29.9%, from $97.0 million for the same period in 2025. Equity awards granted to employees and directors, incentive compensation expense, and sales-based compensation expense increased $30.8 million, $4.1 million, and $4.9 million, respectively, primarily due to the vesting of Tranche's 1 and 2 of the Founder's Plan performance-stock award and an increase in variable compensation expense as a result of an increase in operating results. Salaries, payroll related taxes and employee benefits expense and transaction-related compensation decreased $7.2 million and $3.6 million, respectively.

Nine months ended September 30, 2026 compared to September 30, 2025. Personnel compensation and benefits were $357.4 million for the nine months ended September 30, 2026, an increase of $95.3 million, or 36.4%, from $262.0 million for the same period in 2025. Equity awards granted to employees and directors, incentive compensation expense, sales based compensation expense and salaries, payroll related taxes and employee benefits expense increased $44.8 million, $41.7 million, $8.9 million, and $7.6 million, respectively, primarily due to the vesting of Tranche's 1 and 2 of the Founder's Plan performance-stock award, an expanded business, and an increase in variable costs as a result of an increase in operating results. Acquisition and transaction-related compensation decreased $7.7 million due to a decrease in contingent payment compensation expense.

Distribution and Other Asset‑Based Expenses

The following table presents the components of distribution and other asset-based expenses for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Broker-dealer distribution fees	$23,253	$22,497	$68,373	$48,130
Platform distribution fees	36,003	33,518	105,097	86,573
Sub-administration	6,329	5,538	17,856	15,202
Sub-advisory	1,984	1,934	6,180	5,484
Middle-office	4,834	2,673	10,897	8,287
Total distribution and other asset-based expenses	$72,403	$66,160	$208,403	$163,676

Three months ended September 30, 2026 compared to September 30, 2025. Distribution and other asset-based expenses were $72.4 million for the three months ended September 30, 2026, compared to $66.2 million for the same period in 2025. The increase of $6.2 million, or 9.4% was primarily due to higher broker-dealer and platform distribution fees over the comparable period as a result of higher average AUM and an expanded business.

Nine months ended September 30, 2026 compared to September 30, 2025. Distribution and other asset-based expenses were $208.4 million for the nine months ended September 30, 2026, compared to $163.7 million for the same period in 2025. The increase of $44.7 million, or 27.3% was primarily due to higher broker-dealer and platform distribution fees over the comparable period as a result of higher average AUM and an expanded business.

General and Administrative

Three months ended September 30, 2026 compared to September 30, 2025. General and administrative expenses were $22.9 million for the three months ended September 30, 2026 compared to $23.5 million for the same period in 2025. The decrease of $0.6 million, or 2.4%, was primarily due to decreases in professional and technology related expenses.

Nine months ended September 30, 2026 compared to September 30, 2025. General and administrative expenses were $66.4 million for the nine months ended September 30, 2026 compared to $61.2 million for the same period in 2025. The increase of $5.3 million, or 8.6%, was primarily due to increases in professional fees and technology related expenses.

Depreciation and Amortization

Three months ended September 30, 2026 compared to September 30, 2025. Depreciation and amortization decreased $1.5 million, or 6.9%, to $20.5 million for the three months ended September 30, 2026 from $22.0 million for the same period in 2025, primarily due to a decrease in depreciation expense related to information technology equipment.

Nine months ended September 30, 2026 compared to September 30, 2025. Depreciation and amortization increased $10.4 million, or 20.3%, to $61.7 million for the nine months ended September 30, 2026 from $51.3 million for the same period in 2025, primarily due to nine months worth of amortization expense of definite-lived intangible assets associated with the Amundi US acquisition in 2026 compared with six months worth of amortization expense of definite-lived intangible assets associated with Amundi US acquisition in 2025.

Change in Value of Consideration Payable for Acquisition of Business

Three months ended September 30, 2026 compared to September 30, 2025. The change in value of consideration payable for acquisition of business decreased $3.3 million as a result of an increase of $0.6 million in the fair value of contingent consideration associated with the WestEnd Acquisition for the three months ended September 30, 2026 compared to an increase of $3.8 million for the three months ended September 30, 2025. Refer to Note 3, Acquisitions, for further details on the fair value of contingent consideration payable.

Nine months ended September 30, 2026 compared to September 30, 2025. The change in value of consideration payable for acquisition of business decreased $2.2 million as a result of an increase of $6.1 million in the fair value of contingent consideration associated with the WestEnd Acquisition for the nine months ended September 30, 2026 compared to an increase of $8.3 million for the nine months ended September 30, 2025. Refer to Note 3, Acquisitions, for further details on the fair value of contingent consideration payable.

Acquisition‑Related Costs

Three months ended September 30, 2026 compared to September 30, 2025. Acquisition-related costs were $15.5 million for the three months ended September 30, 2026, compared to expense of $0.4 million for the same period in 2025. The increase of $15.2 million was due to an increase in legal and professional fees.

Nine months ended September 30, 2026 compared to September 30, 2025. Acquisition-related costs were $22.5 million for the nine months ended September 30, 2026, compared to $34.9 million for the same period in 2025. The decrease of $12.4 million was due to a decrease in legal and professional fees.

Restructuring and Integration Costs

Three months ended September 30, 2026 compared to September 30, 2025. Restructuring and integration costs for the three months ended September 30, 2026 and 2025 were $0.9 million and $10.2 million, respectively. The decrease in restructuring and integration costs for the three months ended September 30, 2026 and 2025 were primarily due to a decrease in integration and conversions related costs associated with the Amundi US acquisition.

Nine months ended September 30, 2026 compared to September 30, 2025. Restructuring and integration costs for the nine months ended September 30, 2026 and 2025 were $6.7 million and $25.4 million, respectively. The decrease is due to the same factors discussed in the quarterly section.

Interest Income and Other Income

Three months ended September 30, 2026 compared to September 30, 2025. Interest income and other income/(expense) was income of $0.1 million and $4.9 million for the three months ended September 30, 2026 and 2025, respectively. The decrease is primarily due to a decrease in the net unrealized fair value of deferred compensation plan investments over the comparable period.

Nine months ended September 30, 2026 compared to September 30, 2025. Interest income and other income/(expense) was income of $10.6 million and $11.6 million for the nine months ended September 30, 2026 and 2025, respectively. The decrease is due to the same factors discussed in the quarterly section.

Interest Expense and Other Financing Costs

Three months ended September 30, 2026 compared to September 30, 2025. Interest expense and other financing costs increased $0.8 million to $13.9 million for the three months ended September 30, 2026, compared to $13.1 million for the same period in 2025 due a decrease in the deferred gain on the termination of the Swap, partially offset by a decrease in the average interest rate. Refer to Note 10, Debt, and Note 13, Derivatives, for further details.

Nine months ended September 30, 2026 compared to September 30, 2025. Interest expense and other financing costs were relatively flat, increasing $0.6 million to $40.1 million for the nine months ended September 30, 2026, compared to $39.6 million for the same period in 2025.

Loss on Debt Extinguishment

Three months ended September 30, 2026 compared to September 30, 2025. For the three months ended September 30, 2026, the Company had no losses on debt extinguishment. For the three months ended September 30, 2025, loss on debt extinguishment was $0.6 million and related to the write-off of unamortized debt issuance costs and unamortized debt discount as a result of debt refinancing. Refer to Note 10, Debt, for further details.

Nine months ended September 30, 2026 compared to September 30, 2025. For the nine months ended September 30, 2026 and 2025, loss on debt extinguishment was $2.0 million and $0.6 million, respectively, and was due to the write-off of unamortized debt issuance costs and unamortized debt discount as a result of debt refinancing. Refer to Note 10, Debt, for further details.

Income Tax Expense

Three months ended September 30, 2026 compared to September 30, 2025. The effective tax rate for the three months ended September 30, 2026 and 2025 was 26.3% and 25.3%, respectively. The higher effective tax rate in 2026 is mainly due to an increase in non-deductible expenses.

Nine months ended September 30, 2026 compared to September 30, 2025. The effective tax rate for the nine months ended September 30, 2026 and 2025 was 25.3% and 26.8%, respectively. The year-over-year decrease in the effective tax rate is primarily driven by an increase in excess tax benefits on share-based compensation.

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

The following table sets forth a reconciliation from GAAP financial measures to non-GAAP measures for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Reconciliation of non-GAAP financial measures:
Net income (GAAP)	$91,301	$96,541	$342,845	$217,250
Income tax expense	(32,639)	(32,733)	(116,205)	(79,411)
Income before income taxes	$123,940	$129,274	$459,050	$296,661
Interest expense(1)	14,114	12,136	40,055	36,857
Depreciation(2)	2,218	3,295	6,785	8,699
Other business taxes(3)	481	637	357	2,252
Amortization of acquisition-related intangible assets(4)	18,297	18,737	54,891	42,559
Share-based compensation(5)	32,547	2,022	46,968	5,182
Acquisition, restructuring and exit costs(6)	20,364	21,400	47,779	88,711
Debt issuance costs(7)	174	2,950	2,987	4,454
Adjusted EBITDA	$212,135	$190,451	$658,872	$485,375

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Reconciliation of non-GAAP financial measures:
Net income (GAAP)	$91,301	$96,541	$342,845	$217,250
Adjustments to reflect the operating performance of the Company:
i. Other business taxes(3)	481	637	357	2,252
ii. Amortization of acquisition-related intangible assets(4)	18,297	18,737	54,891	42,559
iii. Share-based compensation(5)	32,547	2,022	46,968	5,182
iv. Acquisition, restructuring and exit costs(6)	20,364	21,400	47,779	88,711
v. Debt issuance costs(7)	174	2,950	2,987	4,454
Tax effect of above adjustments(8)	(10,646)	(11,437)	(28,471)	(29,094)
Adjusted Net Income	$152,518	$130,850	$467,356	$331,314
Tax benefit of goodwill and acquired intangibles(9)	$10,716	$10,487	$31,947	$30,883
Weighted average number of shares outstanding - diluted (GAAP)	62,471	66,964	63,301	66,620
Weighted average number of shares outstanding - diluted (Non-GAAP)(10)	82,508	86,751	83,310	78,833
Adjusted net income with tax benefit per diluted share	$1.98	$1.63	$5.99	$4.59

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
(6)
Adding back direct incremental costs of acquisitions, including restructuring costs. The following table presents the components of acquisition, restructuring and exit costs for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Acquisition-related costs	$15,529	$379	$22,534	$34,909
Restructuring and integration costs	941	10,211	6,728	25,370
Change in value of consideration payable for acquisition of business	561	3,841	6,139	8,339
Personnel compensation and benefits	3,333	6,969	12,378	20,093
Total acquisition, restructuring and exit costs	$20,364	$21,400	$47,779	$88,711

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
(10)
The Company includes participating securities in its computation of adjusted earnings per diluted share, including shares of series A Non-Voting Convertible Preferred stock for the three and nine months ended September 30, 2026 and 2025.

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

The following table shows our liquidity position as of September 30, 2026 and December 31, 2025.

	September 30,	December 31,
(in thousands)	2026	2025
Cash and cash equivalents	$207,724	$163,690
Accounts and other receivables	188,759	181,141
Undrawn commitment on credit facility	100,000	100,000
Accounts and other payables	(172,475)	(158,742)

We manage our cash balances in order to fund our day-to-day operations. Our accounts receivable consists primarily of investment management fees that have been earned but not yet received from clients, income and other taxes receivable, and amounts receivable from the funds. We perform a review of our receivables on a monthly basis to assess collectability. We maintained a $100.0 million revolving credit facility at September 30, 2026 and December 31, 2025 (under the 2019 Credit Agreement) which had approximately $100.0 million undrawn as of September 30, 2026 and December 31, 2025.

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

On September 23, 2025, pursuant to the Sixth Amendment of the 2019 Credit Agreement, the Company extended the maturity date of the first lien revolving credit facility (the "Revolving Facility") from March 31, 2026 to September 23, 2030 and decreased the drawn interest rate margin by 0.25% per annum. The Company also refinanced its Existing Term Loans with the Repriced Term Loans in an aggregate principal amount of $985 million.

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

Pursuant to ASC 470-50, Debt - Modifications and Extinguishments, the Company evaluated the Repriced Term Loans on a lender-by-lender basis and accounted accordingly for debt extinguishment costs and debt modification costs (for the portion of the transaction that did not meet the accounting criteria for debt extinguishment). On the unaudited Condensed Consolidated Statement of Cash Flows, the financing cash outflows and inflows associated with each amendment were determined on a lender-by-lender basis and repayments during the nine months ended September 30, 2026 and 2025 totaled $314.0 million and $235.8 million, respectively. During the nine months ended September 30, 2026, the Company incurred costs of $2.4 million related to the Seventh Amendment, of which $2.0 million was recorded as a loss on debt extinguishment and $0.4 million was recognized as general and administrative expense in the unaudited Condensed Consolidated Statement of Operations. During the three and nine months ended September 2025, the Company incurred costs of $2.2 million related to the Sixth Amendment, of which $1.6 million was recorded in general and administrative expense and $0.6 million was recognized as a loss on debt extinguishment in the unaudited Condensed Consolidated Statement of Operations.

There were no financing cash outflows or inflows or costs incurred associated with this transaction during the three months ended September 30, 2026.

The Company repaid an additional $2.5 million and $7.4 million of the outstanding term loans under the 2019 Credit Agreement during the three and nine months ended September 30, 2026, respectively.

Contingent Consideration

At September 30, 2026, the Company had $53.8 million in contingent consideration that is estimated to be payable over the next year resulting from the WestEnd Acquisition. For the three and nine months ended September 30, 2026, the Company recorded an increase of $0.6 million and $6.1 million, respectively, in the contingent payment liability associated with the WestEnd Acquisition, which is included in consideration payable for acquisition of business in the unaudited Condensed Consolidated Balance Sheets. At September 30, 2026, the estimated fair value of the WestEnd Acquisition contingent payments was $53.8 million, and a maximum of $80.0 million in contingent consideration is potentially payable to sellers.

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

Cash Flows

The following table is derived from our unaudited Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Net cash provided by operating activities	$479,740	$240,409
Net cash provided by investing activities	12,269	77,658
Net cash used in financing activities	(447,935)	(329,453)

Operating Activities – Cash provided by operating activities during the nine months ended September 30, 2026 was $479.7 million, compared to $240.4 million of cash provided by operating activities for the same period in 2025. The $239.3 million increase in cash provided by operating activities was primarily due to increases of $125.6 million in net income, $51.1 million in non-cash items, and $62.6 million in working capital.

Investing Activities – Cash provided by investing activities during the nine months ended September 30, 2026 was $12.3 million and consisted of net trading activity of $15.3 million offset by $3.0 million of property and equipment purchases. The nature of our trading activities is further described in Note 2, Significant Accounting Policies, to the consolidated financial statements included in our 2025 Annual Report.

Financing Activities – Cash used in financing activities during the nine months ended September 30, 2026 was $447.9 million, compared to $329.5 million of cash used in financing activities for the same period in 2025. The $118.4 million increase was primarily due to higher activity and cash utilized for repurchases of common stock, net activity related to stock-based equity awards, payment of dividends, and net activity related to long-term debt of $80.3 million, $42.4 million, $8.2 million, and $12.7 million, respectively, partially offset by a $23.8 million decrease in payment of consideration for acquisition.

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

The value of our AUM was approximately $352 billion at September 30, 2026. The following table summarizes the annualized impact to revenue of a 10% increase or decrease in the value of our AUM when applied to the strategies, products and client relationships shown below:

	Impact to Revenue of 10% change (in millions)	Weighted-Average fee rate for the three months ended September 30, 2026
Total Victory	$158.4	45 basis points
Victory Funds	108.6	61 basis points
Separate Accounts and Other Pooled Vehicles	39.5	26 basis points

Exchange Rate Risk

A portion of the accounts that we advise hold investments that are denominated in currencies other than the U.S. dollar. Assuming 10% of our AUM are invested in securities denominated in currencies other than the U.S. dollar and excluding the impact of any hedging arrangement, a 10% increase or decrease in the value of the U.S. dollar would increase or decrease the fair value of our AUM by approximately $3.9 billion, which would cause an annualized increase or decrease in revenues of approximately $17.5 million.

Interest Rate Risk

At September 30, 2026, we were exposed to interest rate risk as a result of the amounts outstanding under the 2019 Credit Agreement, as amended. Refer to Note 10, Debt, for a description of the amounts outstanding as of such date and the applicable interest rate.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) at September 30, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On October 2, 2026, Victory filed with the Securities and Exchange Commission (the “SEC”) a preliminary proxy statement (the “Preliminary Proxy Statement”), and on October 16, 2026, Victory filed with the SEC a definitive proxy statement (the “Proxy Statement”), in each case in connection with the First Eagle Transaction.

As of November 4, 2026, two complaints have been filed in the Supreme Court of the State of New York, New York County by purported Victory stockholders against Victory and the members of the Victory board of directors (the “Board”) in connection with the proposed transaction: Wright v. Victory Capital Holdings, Inc., et al., Index No. 656101/2026 (filed October 27, 2026) and Taylor v. Victory Capital Holdings, Inc., et al., Index No. 656139/2026 (filed October 28, 2026) (collectively, the “Stockholder Litigation”). The Stockholder Litigation includes allegations that, among other things, the defendants caused to be filed a materially incomplete and misleading Proxy Statement with the SEC relating to the proposed transaction and asserts claims for alleged negligent misrepresentation and concealment and negligence under New York common law. Additionally, since the filing of the Preliminary Proxy Statement, Victory received 10 demand letters from purported Victory stockholders alleging similar insufficiencies in the disclosures in the Preliminary Proxy Statement and/or the Proxy Statement (such letters, the “Demand Letters,” and together with the Stockholder Litigation, the “Litigation Matters”).

The plaintiffs in the Stockholder Litigation seeks various remedies, which include, among other things: (i) enjoining the defendants from consummating the proposed transaction until the defendants disclose certain allegedly material information that was allegedly omitted from the Proxy Statement; (ii) in the event that the proposed transaction is consummated, rescinding it or awarding actual and punitive damages to the plaintiffs; (iii) awarding the plaintiff fees and expenses in connection with the Stockholder Litigation, including reasonable attorneys’ and experts’ fees and expenses; and (iv) granting such other and further relief as the court may deem just and proper.

Victory believes that the allegations contained in the Litigation Matters are without merit and that the disclosures in the Proxy Statement comply with applicable laws. Victory specifically denies all allegations in the Litigation Matters. The proceedings are subject to uncertainties inherent in the litigation process, and we cannot predict the outcome of the above matters or estimate the possible loss or range of possible loss, if any.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer purchases of equity securities.

The following table sets out information regarding purchases of equity securities by the Company for the three months ended September 30, 2026.

Period	Total Number of Shares of Common Stock Purchased (1)	Average Price Paid Per Share of Common Stock	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value That May Yet Be Purchased Under Outstanding Plans or Programs (in millions) (2)
July 1-31, 2026	80,256	$94.60	66,507	$79.6
August 1-31, 2026	287,410	108.20	3,136	$79.3
September 1-30, 2026	5,854	106.42	-	$79.3
Total	373,520	$105.20	69,643

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated August 25, 2026, by and among Victory Capital Holdings, Inc., Fortify Holdings 1, Inc., Fortify Holdings 2, LLC, GC Ferry Parent, L.P. and GC Ferry Holdings, Inc.
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101

The following information formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2026 and 2025, (iv) Unaudited Condensed Consolidated Statements of

Cash Flows for the nine months ended September 30, 2026 and 2025, (v) Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2026 and 2025, the three months ended June 30, 2026 and 2025, and the three months ended September 30, 2026 and 2025; (vi) Notes to Unaudited Condensed Consolidated Financial Statements for the nine months ended September 30, 2026 and 2025.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 5th day of November, 2026.

VICTORY CAPITAL HOLDINGS, INC.

By:	/s/ MICHAEL D. POLICARPO
	Name:	Michael D. Policarpo
	Title:	President, Chief Financial Officer and Chief Administrative Officer